Form 10QSB
period 2004-09-30
MAXIMUM AWARDS INC
filed 2005-07-22
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2004

|_|   TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                         Commission file number 0-50621

                              MAXIMUM AWARDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                          86-0787790
       ------                                          ----------
(State of organization)                     (I.R.S. Employer Identification No.)

        Level 1, 164 Wharf Street, Brisbane, Queensland 4000, Australia
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  61 73 193110

               Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 25,548,900 shares of common stock outstanding, as of 25 May , 2005.

                              MAXIMUM AWARDS, INC.

                                     INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

         Report of Independent Registered Public Accounting Firm          1

         Consolidated Balance Sheets                                      2

         Consolidated Statements of Operations                            3

         Consolidated Statements of Cash Flows                            4

         Notes to Financial Statements                                 5-19

Item 2.  Plan of Operations                                              20

Item 3.  Controls and Procedures                                         23

PART II - OTHER INFORMATION                                              23

Item 2.  Change in Securities and Use of Proceeds                        23

Item 6.  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                               25

EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MAXIMUM AWARDS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                             AND SEPTEMBER 30, 2003

                                    UNAUDITED

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                   1

Consolidated Balance Sheets                                               2

Consolidated Statements of Operations                                     3

Consolidated Statements of Cash Flows                                     4

Notes to Financial Statements                                        5 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Maximum Awards, Inc.

         We have reviewed the accompanying consolidated balance sheets of Maximum Awards, Inc., as at September 30, 2004 and the related consolidated statements of operations for the nine-month periods ended September 30, 2004 and 2003 and three-month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maximum Awards, Inc. as at December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended [not presented herein], and in our report dated May 27, 2004 and September 3, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                       "SF Partnership, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
March 25, 2005

MAXIMUM AWARDS, INC.
Consolidated Balance Sheet
(Unaudited)

                                                                         December 31
                                                                                2003
                                                     September 30         (Restated)
                                                             2004          (Note 13)

                                     ASSETS
Current
    Cash                                                $  21,101          $  15,763
    Cash held in Escrow                                     3,431              1,538
    Accounts receivable                                    69,942             33,249
    Inventory                                               5,036              4,495
    Prepaid and sundry assets                                  --             53,073
                                                        ---------          ---------

                                                           99,510            108,118

Furniture and Equipment (note 4)                            7,562              4,672
                                                        ---------          ---------

                                                        $ 107,072          $ 112,790
                                                        =========          =========

                                   LIABILITIES

Current
    Accounts payable and accrued charges                $ 102,405          $  36,913
    Deferred membership fee income                             --              1,561
    Notes payable (note 5)                                 65,602             29,662
    Loans payable (note 6)                                 66,818                 --
    Liability for unredeemed points                         3,431              1,538
                                                        ---------          ---------

                                                          238,256             69,674
                                                        ---------          ---------

                             STOCKHOLDERS' DEFICIENCY

Capital Stock (note 7)                                     26,151             25,958

Additional Paid-In Capital                                310,154            219,290

Accumulated Other Comprehensive Loss                      (46,414)           (54,462)

Accumulated Deficit                                      (421,075)          (147,670)
                                                        ---------          ---------

                                                         (131,184)            43,116
                                                        ---------          ---------

                                                        $ 107,072          $ 112,790
                                                        =========          =========

              (The accompanying notes are an integral part of these
                   consolidated interim financial statements)

MAXIMUM AWARDS, INC.
Consolidated Statements of Operations
(Unaudited)

                                         Three           Three            Nine            Nine
                                        Months          Months          Months          Months
                                         Ended           Ended           Ended           Ended
                                       Sept 30         Sept 30         Sept 30         Sept 30
                                          2004            2003            2004            2003
Revenue                           $     56,819    $     82,186    $    181,318    $    187,237

Cost of Sales                           18,135          30,825          55,261          30,825
                                  ------------    ------------    ------------    ------------

Gross Profit                            38,684          51,361         126,057         156,412

Expenses
    General and administration          91,329          51,968         292,604         145,316
    Legal and professional fees         15,000              --          98,073              --
    Interest                               644             506           3,452             506
    Amortization                           310             282             855             824
                                  ------------    ------------    ------------    ------------

    Total                              107,283          52,756         394,984         146,646

Income (Loss) before tax               (68,554)         (1,395)       (268,927)          9,766

    Tax Expense                             --              --           4,478           3,356
                                  ------------    ------------    ------------    ------------

Net (Loss) Income                 $    (68,554)   $     (1,395)   $   (273,405)   $      6,410
                                  ------------    ------------    ------------    ------------

Basic and fully diluted

(Loss) Income per share           ($      0.01)   $       0.00    ($      0.01)   $       0.00
                                  ------------    ------------    ------------    ------------

Basic and Fully Diluted
Weighted Average

 Number of Shares                   25,058,283      24,200,000      25,001,005      24,200,000
                                  ------------    ------------    ------------    ------------

              (The accompanying notes are an integral part of these
                   consolidated interim financial statements)

MAXIMUM AWARDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                             9 Months          9 Months
                                                                Ended             Ended
                                                          September 30     September 30
                                                                  2004             2003
Cash Flows from Operating Activities
    Net (loss) income                                        $(273,405)       $   6,410
    Adjustments to reconcile net (loss) income to net cash
       used in operating activities
       Amortization                                                855              889
       Accounts receivable                                     (17,289)         (15,447)
       Prepaid and sundry assets                                50,906              576
       Liability for unredeemed points                           1,968              642
       Accounts payable and accrued charges                     59,565            3,964
       Deferred membership fee income                           (1,518)         (28,464)
                                                             ---------        ---------

                                                              (178,918)         (31,430)
                                                             ---------        ---------

Cash Flows from Investing Activities
    Proceeds from notes receivable                                  --            8,972
    Purchase of equipment                                       (5,170)          (1,213)
                                                             ---------        ---------

                                                                (5,170)           7,759
                                                             ---------        ---------

Cash Flows from Financing Activities
    Proceeds from notes payable                                 26,315           22,932
    Proceeds from loans payable                                 66,818               --
    Proceeds from additional paid in capital                    90,864               --
    Proceeds from issuance of capital stock                        193               --
                                                             ---------        ---------

                                                               184,190           22,932
                                                             ---------        ---------

Net Increase in Cash                                               102             (739)

Foreign exchange on cash balances                                7,129            4,627

Cash - beginning of period/year                                 17,301            3,145
                                                             ---------        ---------

Cash - end of period / year                                  $  24,532        $   7,033
                                                             =========        =========

Cash                                                         $  21,101        $   4,474
Cash held in Escrow                                              3,431            2,559
                                                             ---------        ---------

Total Cash                                                   $  24,532        $   7,033
                                                             ---------        ---------

              (The accompanying notes are an integral part of these
                   consolidated interim financial statements)

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

1.    Operations and Business

      Maximum Awards, Inc, formerly known as Rising Fortune Incorporated ("the Company"), was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between 1996 and 2000. In 2000 the Company entered into an agreement to distribute product. However, the agreement never materialized and the Company continued to remain inactive until November 18, 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc.

      On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards Pty Limited, an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of the Company. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the shareholder of Maximum Awards Pty Limited controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Maximum Awards Pty Limited became the parent company for accounting purposes.

      On June 1, 2004, the Company, through its subsidiary, Maximum Awards Pty Ltd, acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd ("Global Business") and Travel Easy Holidays Pty Ltd ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder, who controls the Company and Maximum Awards Pty Ltd. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of the company. The assets, liabilities, income and expenses of Global Business and Travel Easy have been brought forward on a historical basis in the financial statements of the Company. The equity of Global Business and Travel Easy have been brought forward on a historical basis and included in additional paid in capital of the Company.

      The Company currently operates a loyalty and rewards program known as Maximum Awards. Under this program, consumers earn points by purchasing products and services from a range offered by the Company's subsidiaries, Global Business and Travel Easy, or program partners. Accumulated points can then be redeemed in order to acquire additional desired products or services from the same list of such items offered by the Company's subsidiaries.

      The Company's subsidiary, Global Business, maintains a catalogue of available goods and services which a member can purchase, or acquire through the redemption of points. Travel Easy is a licensed travel agency which services the public and also allows members to purchase travel services or redeem points for airline tickets or travel packages.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
Unaudited

2.    Going Concern

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the company with a cashflow to sustain operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.    Summary of Significant Accounting Policies

      a)    Basis of Financial Statement Presentation

            These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      b)    Basis of Consolidation

            The merger of the Company and Maximum Awards Pty Ltd. has been recorded as the recapitalization of the Company, with the net assets of Maximum Awards Pty Limited and the Company brought forward at their historical basis. The intention of the management of Maximum Awards (Pty) Limited was to acquire the Company as a shell company to be listed on the OTC Bulletin Board. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

            As mentioned in Note 1, these consolidated financial statements include the assets, liabilities, equity, income and expenses of Global Business and Travel Easy brought forward on a historical basis

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
Unaudited

3. Summary of Significant Accounting Policies (cont'd)

            The comparative figures presented in these consolidated financial statements are those of the legal subsidiary, Maximum Awards Pty Ltd., Travel Easy and Global Business.

            The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the subsidiary at acquisition.

      c)    Unit of Measurement

            United States of America currency is being used as the unit of measurement in these financial statements.

      d)    Use of Estimates

            In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      e)    Inventory

            Inventory consists of goods purchased for resale. Inventory is stated at the lower of cost (first-in, first-out method) and net realizable value.

      f)    Revenue Recognition

            Consumer Reward Points Program

            Membership fee revenue represents annual membership fees paid by all of the Company's members. The Company accounts for membership fee income on a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership.

            The Company recognizes commission income from a participating vendor when the consumer has earned points from their purchases.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

            Travel Agency

            The Company earns commission revenues from ticket sales and reports this revenue in accordance with Emerging Issues Task Force ("EITF") Issue No.99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company is an agent and not the primary obligor, and accordingly the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

            Online Shopping

            The company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:

            (1) the delivered item has value to the customer on a standalone basis;

            (2) there is objective and reliable evidence of the fair value of undelivered items; and

            (3) delivery of any undelivered item is probable.

            Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the company's delivery to the carrier. The return policy allows customers to exchange product within 7 days.

            The company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by the customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the company's historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in "Net sales."

            Outbound shipping charges to customers are included in net sales.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

      g)    Consumer Reward Points Program

            The Company's consumer reward points program allows members to earn points that can be redeemed for a broad range of travel and retail merchandise. The Company makes payments from the escrow account on reward redemptions when members redeem their points and establishes reserves to cover the cost of future reward redemptions. The provision for the cost of member rewards is based upon points awarded that are ultimately expected to be redeemed by members using the current weighted-average cost per point of redemption. The ultimate points to be redeemed are estimated based on many factors, including a review of past behavior of members segmented by product, year of enrolment in the program; spend level and duration in the program. Past behavior is used to predict when current enrollees will attrite and their ultimate redemption rate. In addition, the cumulative balance sheet liability for unredeemed points is adjusted over time based on actual redemption and cost experience with respect to redemptions.

      h)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2003 and 2002, the carrying amounts of cash, accounts receivable, notes receivable, accounts payable and accrued charges, and notes payable approximate their fair values due to the short-term maturities of these instruments.

      j)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                   Furniture and equipment       20%       Declining balance

            Additions during the year are depreciated at half the normal rate.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

      k)    Impairment of Long-Lived Assets

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in
            Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

      l)    Income Taxes

            The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

      m)    Stock Based Compensation

            In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

      n)    Net Loss per Common Share

            The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

            The common shares outstanding for 2002 have been calculated by using the number of shares issued by the legal parent for the reverse take over mentioned in Note 1.

      o)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

      p)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash with major Australian financial institutions.

            The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3. Summary of Significant Accounting Policies (cont'd)

      p)    Concentration of Credit Risk (cont'd)

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

      q)    Segment Reporting

            SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve three reportable segments based on the companies being consolidated: Maximum Awards Inc. - a consumer rewards program; Travel Easy Holidays Pty Ltd. - a travel agency; and Global Business Group Pty Ltd. - an online shopping business.

      r)    Recent Accounting Pronouncements

            In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when
            (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either
            (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3.       Summary of Significant Accounting Policies (cont'd)

      r)    Recent Accounting Pronouncements (cont'd)

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and
            (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

            In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement and it did not have a material impact on the financial position or results of the Company.

            In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revision of SFAS No. 132 did not have a material impact on the Company's financial statements.

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

3.       Summary of Significant Accounting Policies (cont'd)

      r)    Recent Accounting Pronouncements (cont'd)

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 6 provide detail as to the Company's financial performance as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123R to stock-based employee compensation to the current reporting periods.

4.    Furniture and Equipment

                                                                           2004                               2003
                                                                    Accumulated                        Accumulated
                                                         Cost      Amortization             Cost      Amortization
                                                     -------------------------------------------------------------
      Office furniture and equipment                 $ 10,138           $ 2,576          $ 6,393           $ 1,721
                                                     --------           -------          -------           -------

      Net carrying amount                                               $ 7,562                            $ 4,672
                                                                        -------                            -------

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

5.    Notes Payable

                                                         2004              2003

      Notes payable to companies controlled by a director of the Company:

        Aussie Watchdog                              $     --           $   453

      Notes payable to directors of the Company:

        Maxwell Thomas                                 13,791             1,386
        Michael Sullivan                                7,349               457

      Notes payable to unrelated parties:

        A. & D. Bushell                                    --            19,359
        N. Bernhardt                                   37,850                --
        K. & L. Krueger                                 6,612             8,007
                                                     --------          --------

                                                     $ 65,602          $ 29,662
                                                     ========          ========

      The notes payable bear interest at 6%, are unsecured and have no specified terms of repayment.

      The funds received from these notes were utilized in the general working capital of the Company.

6.    Loans Payable

      The loans payable are non-interest bearing and have no specific terms of repayment

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

7.    Capital Stock

        Authorized
          100,000,000    Common shares, par value of $0.001 per share
           10,000,000    Preferred shares, Series "A", par value of $0.001
                         per share, non-participating, voting rights of
                         50 votes per share

                                                                                    2004         2003
        Issued
           25,150,700    Common shares (2003 -24,957,950)                       $ 25,151     $ 24,958
            1,000,000    Preferred shares, Series "A" (2002 - 1,000,000)           1,000        1,000
                                                                                --------     --------

                                                                                $ 26,151     $ 25,958
                                                                                ========     ========

      On December 5, 2003, the board of directors designated 1,000,000 Series "A" preferred shares. The Series "A" preferred shares are non-participating but carry 50 votes per share at a general meeting. The remaining 9,000,000 preferred shares have not as yet been designated.

      In June 2004, the Company issued 115,000 common shares for cash of $55,000.

      In July 2004 the company issued 77,750 common shares for cash of $36,057.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

8.    Segmented Information

                                                3 Months      3 Months        9 Mths        9 Mths
                                                   ended         ended         ended         ended
                                                    Sept          Sept          Sept          Sept
                                                    2004          2003          2004          2003
                                                 -------------------------------------------------
      Revenues by Segment:

      Maximum Awards - rewards program             4,382        17,570         9,723        46,776
      Travel Easy - travel agency                 32,327        18,284        88,042        94,129
      Global Business - online shopping           20,110        46,332        83,554        46,332
                                                 -------        ------       -------       -------
      Consolidated revenues                       56,819        82,186       181,318       187,237
                                                 =======        ======       =======       =======

      Operating Earnings (Loss) by Segment:

      Maximum Awards - rewards program           (85,481)        9,684      (258,662)       (2,749)
      Travel Easy - travel agency                 16,802        (4,643)       (2,615)       15,595
      Global Business - online shopping              125        (6,436)      (12,128)       (6,436)
                                                 -------        ------       -------       -------
      Consolidated operating loss                (68,554)       (1,395)     (273,405)        6,410
                                                 =======        ======       =======       =======

      Total Assets by Segment:

      Maximum Awards - rewards program            17,638        18,992        17,638        18,992
      Travel Easy -Travel agency                  78,343        23,438        78,343        23,438
      Global Business - online shopping           11,091         2,112        11,091         2,112
                                                 -------        ------       -------       -------
      Total gross assets                         107,072        44,542       107,072        44,542
                                                 =======        ======       =======       =======

      Total Liabilities by Segment

      Maximum Awards - rewards program           183,940        39,098       183,940        39,098
      Travel Easy -Travel agency                  30,905         8,363        30,905         8,363
      Global Business - online shopping           23,411         7,257        23,411         7,257
                                                 -------        ------       -------       -------
      Total liabilities                          238,256        54,718       238,256        54,718
                                                 =======        ======       =======       =======

      Geographical information is not presented as the Company's consolidated operations occur in Australia.

      The Company did not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

9.    Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                                      9 Months         Year
                                                                      June, 30      Dec 31,
                                                                          2004         2003
      Expected Income tax recovery at statutory tax rate of 34%       $(92,957)    $(32,252)
      Australian income taxes                                            4,478        3,417
      Valuation allowance                                               92,957       32,252
                                                                      --------     --------

      Current income taxes                                            $  4,478     $  3,417
                                                                      --------     --------

      As of December 31, 2003, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $143,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2004 and December 31, 2003
(Unaudited)

10.   Related Party Transactions

      The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the period, measured at the exchange amount:

                                                        December 31  December 31
                                                               2004         2003
                                                               ----         ----
      At the end of the year, the advances due to and
      (from) related entities are as follows:

        Included in Notes Payable - amounts due to
        directors of the Company                            $ 8,542      $ 2,296
                                                            -------      -------

11.   Supplemental Disclosure of Cash Flow Information:

                                                           9 Months     9 months
                                                              ended        ended
                                                            Sept 30      Sept 30
                                                               2004         2003
                                                               ----         ----
       Cash paid during the year for:

       Interest paid                                        $ 3,452      $    --
       Income taxes paid                                      4,478        3,356

      Supplemental Disclosure of Non-Cash Transactions:

       Foreign currency translation adjustment              $ 7,129      $ 4,627

12.   Subsequent Events

      The Company issued 353,950 common shares to seven investors during October 2004 and November 2004. The shares were issued at $0.50 each.

13.   Restatement of Financial Statements

      The restated Balance Sheet for the Year Ended December 31, 2003 should be read in conjunction with the audited Financial Statements for the year-ended December 31, 2003.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS

         The company was incorporated on March 7, 1995 under the name Rising Fortune Incorporated.

         On December 9, 2003, the company acquired 100% of the outstanding shares of Maximum Awards Pty Ltd., an Australian company engaged in the business of operating a consumer rewards program known as Maximum Awards. Under the Maximum Awards program, consumers earn points by purchasing products and services offered by the company and its program partners. Accumulated points then can be redeemed in order to acquire additional desired products or services from the same list of such items offered by the company. The company operates its program in Australia and has done so since October 2002. In anticipation of this transaction the company's articles of incorporation were amended on November 19, 2003 to change the name of the company to Maximum Awards, Inc.

         The acquisition of Maximum Awards Pty Ltd resulted in a change of control of the company and was accounted for as a recapitalization of Maximum Awards Pty Limited. The business of Maximum Awards Pty Ltd is now the business of the company.

On June 1, 2004, the company acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd ("Travel Easy") and Global Business Group Pty Ltd ("Global Business"). These corporations are involved in the travel industry and mail order industries and were acquired to add to the company's rewards program operations by providing an in-house travel agency and a consumer products retailer.

         Travel Easy is an Australian proprietary limited corporation. Travel Easy was organized under the law of the Province of Queensland, Australia on July 19, 2002. Travel Easy is engaged in the business of providing travel agent services and its operations are located in the company's offices in Brisbane, Queensland, Australia. Prior June 1, 2004, Travel Easy was owned by Maxwell Thomas, the company's chief executive officer, and Michael Sullivan, a director of the company. Mr. Thomas owned 60% of Travel Easy and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the company and Mr. Thomas, the company acquired Travel Easy for $1.00 Australian. Travel Easy now is a wholly-owned subsidiary of the company.

Global Business also is an Australian proprietary limited corporation. Global Business was organized under the law of the Province of Queensland, Australia in June 2003. Global Business does business under the name Easy Shopper Direct and is engaged in the business of selling consumer goods on-line and through published catalogs and its operations are located in the company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Global Business was owned by Maxwell Thomas, the company's chief executive officer, and Michael Sullivan, a director of the company. Mr. Thomas owned 60% of Global Business and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the company and Mr. Thomas, the company acquired Global Business for $1.00 Australian. Global Business now is a wholly-owned subsidiary of the company.

Because both Travel Easy and Global Business were acquisitions under common control, the financial statements have been prepared by including the accounts of both Travel Easy and Global Business and have been accounted as a business combination. The financial statements, including the comparatives, reflect the accounts of Maximum Awards, Travel Easy and Global Business.

         Results for the three months ended September 30, 2004.

         Revenues for the three months ended September 30, 2004 decreased by $25,367 from $82,186 for the three months ended September 30, 2003 to $56,819 for the three months ended September 30, 2004. The decrease was due to a decrease in rewards membership income of $13,188, and a decrease in online shopping sales of $26,222 offset by an increase in travel income of $14,043. The reduced membership revenue is a result of a strategy change by the company where it will no longer charge members an annual membership fee. Travel sales increased due to additional promotion events, while online shopping revenue decreased due to reduced promotion activity.

         Cost of sales of Global Business increased from 66.5 % of sales for the three months ended September 30, 2003 to 90.2 % of sales for the three months ended September 30, 2004. This resulted in a decrease of gross profit of $13,532 from $15,507 for the quarter September 30, 2004 to $1,975 for the quarter ended September 30, 2003.

         Overhead costs for the quarter increased by $54,527 from $52,756 for the quarter September 30, 2003 to $107,283 for the quarter ended September 30, 2004. General and administration costs increased $24,233, legal and professional fees increased by $15,000, advertising costs increased by $16,661, Salaries increased by $509 and premises costs reduced by $1,876. The increase in costs is attributed to costs associated with positioning the companies for future expansion and the regulatory costs associated with Securities Exchange Commission filings.

         We incurred a net loss of $68,554 or $(0.003) per share based on 25,058,283 weighted average shares outstanding for the quarter ended September 30, 2004 compared to a loss of $1,395 or $(0.011) per share based on 24,200,000 weighted average shares outstanding for the quarter ended September 30, 2003.

         Results for the nine months ended September 30, 2004.

         Revenues for the nine months ended September 30, 2004 decreased by $5,919 from $187,237 for the nine months ended September 30, 2003 to $181,318 for the nine months ended September 30, 2004. The decrease was due to a decrease in membership revenue in the rewards program of $37,053, and a decrease in Travel sales of $6,087 offset by increased sales by Global Business of $37,223. The increase in Global Business income was a result of Global only commencing operations in July 2002.

         Cost of sales of Global Business decreased marginally from 66.5 % of sales for the nine months ended September 30, 2003 to 66.1 % of sales for the nine months ended September 30, 2004. Gross profit increased from $28,293 for the nine months ended September 30, 2004 to $15,507 for the nine months ended September 30, 2003. The increase was due to increased sales.

         Overhead costs for the nine months increased by $248,338 from $146,646 for the nine months September 30, 2003 to $394,984 for the nine months ended
September 30, 2004. General and administration costs increased $56,931, legal and professional fees increased by $98,073, advertising costs increased by $33,640, Salaries increased by $43,224 and premises costs increased by $16,470. The increase in costs is mainly attributed to costs associated with Global Marketing which commenced operations in June 2003 and legal and professional fees incurred in complying with Securities Exchange Commission filings.

         We incurred a net loss for the nine months ended September 30, 2004 of $273,405 or $(0.011) per share based on 25,001,045 weighted average shares outstanding for the quarter ended September 30, 2004 compared to profit of $6,410 or $(0.001) per share based on 24,200,000 weighted average shares outstanding for the quarter ended September 30, 2003.

         Through the nine months ended September 30, 2004 we have relied on advances of approximately $91,486 from our principal note holders, trade payables of approximately $59,565, proceeds of $91,057 from the sale of common stock to support our operations. As of September 30, 2004, the Company had approximately $21,101 of its own cash and cash equivalents and $3,431 cash held in escrow for unredeemed points. Operations for the three months ended September 30, 2004 have been financed through the issue of common stock for proceeds of $36,057, and an in increase in payables of $32,904. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into the US market.

         The company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

         If the company is successful in raising capital, the company plans to enter the United States market in 2005, using the same technology and format as that used in Australia. The company plans to set up an office and call center in an as yet to be determined location, and plans to duplicate the structure already in place in Australia. Initial expenses for the United States operations will include: leasing suitable facilities in the United States; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the company's United States operations; and producing sufficient promotional materials. The company has budgeted to spend $2.5 million dollars in developing the United States market.

         There is no guarantee that the company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

         The company's operations in Brisbane, Queensland, Australia currently employs approximately 6 people. The number of employees in Australia may increase though 2004 if the company is able to increase its operations and expand its customer base. If the company is successful in raising capital, the company plans to spend an additional $200,000 during the next 12 months in expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

         In order to meet its cash requirements for the next twelve months, the company plans to raise capital through private placements and through working capital generated from operation

         We expect to purchase approximately $300,000 in equipment in the next two years to be in our call center operations..

Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Thomas and Sullivan concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 3, 2003, the Company issued 425,000 shares of common stock as compensation for legal and consulting services rendered valued at $42,500. The issuance of these shares were made in reliance upon an exemption pursuant to
Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

32.1  Certification   of  Maxwell   Thomas   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

32.2  Certification  of  Michael  Sullivan   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of July, 2005.

                                                Maximum Awards Inc

                                                /s/ Maxwell Thomas
                                                -------------------------------
                                                Maxwell Thomas
                                                Chief Executive Officer and
                                                Chief Financial Officer