Form 10QSB
period 2005-03-31
MAXIMUM AWARDS INC
filed 2005-10-26
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
       QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

     Commission File No. 000-50621


                              MAXIMUM AWARDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


       NEVADA                                            86-0787790
       ------
(State of organization)                     (I.R.S. Employer Identification No.)

         LEVEL 1, 164 WHARF STREET, BRISBANE, QUEENSLAND 4000, AUSTRALIA
                    (Address of principal executive offices)

                                  61 733193110

               Registrant's telephone number, including area code




Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There are 25,526,900 shares of common stock and 1,000,000 series "A" preferred stock outstanding, as of August 28, 2005.

                                TABLE OF CONTENTS

                                Form 10-QSB Index


                                                                          Page
                                                                          -----

                         PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements.......................................  1

   Item 2.     Management Discussion and Analysis......................... 18

   Item 3.     Controls and Procedures.................................... 20

                        PART II - OTHER INFORMATION

   Item 2.     Changes in Securities and Use of Proceeds.................. 20

   Item 6.     Exhibits and Reports On Form 8-K........................... 20

   Signatures............................................................. 21

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                              MAXIMUM AWARDS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2005
                               AND MARCH 31, 2004

                                    UNAUDITED






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                1

Interim Consolidated Balance Sheets                                    2

Interim Consolidated Statements of Operations                          3

Interim Consolidated Statements of Cash Flows                          4

Notes to Financial Statements                                          5 - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
MAXIMUM AWARDS, INC.


         We have reviewed the accompanying interim consolidated balance sheets of MAXIMUM AWARDS, INC., as at March 31, 2005 and the related interim Consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the interim Consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maximum Awards, Inc. as at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended [not presented herein], and in our report dated July 7, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                            CHARTERED ACCOUNTANTS
August 31, 2005

MAXIMUM AWARDS, INC.
Interim Consolidated Balance Sheets
March 31, 2005 and December 31, 2004


                                                                                       MARCH 31,       December 31,
                                                                                            2005              2004
                                                                                     (Unaudited)        (Unaudited)

                                     ASSETS
CURRENT
    Cash                                                                         $     30,621        $       14,160
    Cash held in escrow (note 4)                                                        1,662                 1,729
    Accounts receivable                                                                99,184                96,769
    Inventory                                                                           6,369                 5,192
    Prepaid and sundry assets                                                               -                12,051
                                                                                -----------------------------------

TOTAL CURRENT ASSETS                                                                  137,836               129,901

FURNITURE AND EQUIPMENT (note 5)                                                       18,177                10,886
                                                                                -----------------------------------

TOTAL ASSETS                                                                     $    156,013      $        140,787
                                                                                ===================================


                                   LIABILITIES

CURRENT
    Accounts payable and accrued charges                                         $    327,934           $   236,666
    Notes payable (note 6)                                                             28,359                 5,575
    Liability for unredeemed points                                                     1,662                 1,729
    Advances from directors (note 7)                                                   88,709                26,149
                                                                                -----------------------------------

TOTAL CURRENT LIABILITIES                                                             446,664               270,119
                                                                                -----------------------------------

TOTAL LIABILITIES                                                                     446,664               270,119
                                                                                -----------------------------------


                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 8)                                                                 26,527                26,527

ADDITIONAL PAID-IN CAPITAL                                                            508,876               508,876

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                  (56,834)              (55,745)

ACCUMULATED DEFICIT                                                                  (769,220)             (608,990)
                                                                                -----------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (290,651)             (129,332)
                                                                                -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    156,013           $   140,787
                                                                                ===================================

          (The accompanying notes are an integral part of these interim consolidated financial statements)


MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Operations
Three Months Ended March 31, 2005 and March 31, 2004




                                                                                            2005              2004
                                                                                      (Unaudited)       (Unaudited)

REVENUE
                                                                                       $   64,088       $    31,096

COST OF SALES                                                                              22,696            16,029
                                                                                       ----------------------------

GROSS PROFIT                                                                               41,392            15,067
                                                                                       ----------------------------
EXPENSES
    General and administrative                                                            184,598           147,429
    Legal and professional fees                                                            15,641            68,073
    Interest                                                                                  420             2,150
    Amortization                                                                              963               242
                                                                                       ----------------------------

TOTAL EXPENSES                                                                            201,622           217,894
                                                                                       ----------------------------

OPERATING INCOME                                                                         (160,230)         (202,827)
                                                                                       ----------------------------

    Provision for income tax                                                                   --                --
                                                                                       ----------------------------

NET LOSS                                                                                 (160,230)         (202,827)
                                                                                       ----------------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                    (1,089)             (584)
                                                                                       ----------------------------

COMPREHENSIVE LOSS
                                                                                       $ (161,319)      $  (203,411)
                                                                                       ============================

BASIC AND FULLY DILUTED LOSS PER SHARE
                                                                                       $   (0.006)      $    (0.008)
                                                                                       ============================

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
   SHARES DURING THE PERIOD                                                            25,526,900       24,957,950
                                                                                       ============================

          (The accompanying notes are an integral part of these interim consolidated financial statements)



MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and  March 31, 2004





                                                                                            2005              2004
                                                                                      (Unaudited)       (Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net (loss)                                                                     $     (160,230)      $  (202,827)
    Adjustments to reconcile net (loss) income to
       net cash used in operating activities
       Amortization                                                                           963               242
       Accounts receivable                                                                 (2,415)              353
       Inventory                                                                           (1,177)              258
       Prepaid and sundry assets                                                           12,051            51,091
       Liability for unredeemed points                                                        (67)             (196)
       Accounts payable and accrued charges                                                91,268            32,182
       Deferred membership fee income                                                          -             (1,001)
                                                                                   --------------------------------

    Net cash from (used in) operating activities                                          (59,607)         (119,898)
                                                                                   --------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
       Purchase of equipment                                                               (8,391)             (376)
                                                                                   --------------------------------
    Net cash from (used in) investing activities                                           (8,391)             (376)
                                                                                   --------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Increase in notes payable                                                           22,784            71,916
       Advances from directors                                                             62,560                --
       Proceeds from additional paid in capital                                                --            44,156
                                                                                   --------------------------------

    Net cash from (used in) financing activities                                           85,344           116,072
                                                                                   --------------------------------
NET INCREASE (DECREASE) IN CASH                                                            17,346            (4,202)

FOREIGN EXCHANGE ON CASH BALANCES                                                            (952)             (864)

CASH - BEGINNING OF PERIOD                                                                 15,889            17,301
                                                                                   --------------------------------
CASH - END OF PERIOD                                                               $       32,283       $    12,235
                                                                                   ================================

CASH                                                                               $       30,621            14,160
CASH HELD IN ESCROW                                                                         1,662             2,218

TOTAL CASH                                                                         $       32,283       $    16,378
                                                                                   ================================

          (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





1.   OPERATIONS AND BUSINESS

     Maximum Awards, Inc, formerly known as Rising Fortune Incorporated (the "Company"), was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between 1996 and 2000. In 2000 the Company entered into an agreement to distribute product. However, the agreement never materialized and the Company continued to remain inactive until November 18, 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc.

     On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards Pty Ltd., an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of the Company. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the shareholder of Maximum Awards Pty Ltd. controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Maximum Awards Pty Ltd. became the parent company for accounting purposes.

     On June 1, 2004, the Company, through its subsidiary, Maximum Awards Pty Ltd., acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd. ("Global Business") and Travel Easy Holidays Pty Ltd. ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder, who controls the Company and Maximum Awards Pty Ltd. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of the Company.

     The Company operates a loyalty and rewards program known as Maximum Awards. Under this program, consumers earn points by purchasing products and services from a range offered by the Company's subsidiaries, Global Business and Travel Easy, or program partners. Accumulated points then can be redeemed to acquire additional desired products or services from the same list of such items offered by the Company's subsidiaries.

     The Company's subsidiary, Global Business, maintains a catalogue of available goods and services which a member can purchase, or acquire through the redemption of pfoints. Travel Easy is a licensed travel agency which services the public and also allows members to purchase travel services or redeem points for airline tickets or travel packages.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





2.   GOING CONCERN

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cashflow to sustain operations.

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited




3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     b)   Basis of Consolidation

          The merger of the Company and Maximum Awards Pty Ltd. has been recorded as the recapitalization of the Company, with the net assets of Maximum Awards Pty Ltd. and the Company brought forward at their historical basis. The intention of the management of Maximum Awards Pty Ltd. was to acquire the Company as a shell company to be listed on the OTC Bulletin Board. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

          As  mentioned  in  Note  1,  these  interim   consolidated   financial
          statements include the financial position and results of operations of Global Business and Travel Easy.

          The comparative figures presented in these interim consolidated financial statements are those of the legal subsidiary, Maximum Awards Pty Ltd., Travel Easy and Global Business.

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     f)   Revenue Recognition

          Consumer Reward Points Program

          Membership fee revenue represents annual membership fees paid by all of the Company's members. The Company accounts for membership fee income on a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. During the year the Company ceased the membership fee program.

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

          Online Shopping

          The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meets the following criteria:

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

     g)   Foreign Currency Translation

          The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The Company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

     h)   Fair Value of Financial Instruments

          The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2004, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.

     i)   Furniture and Equipment

          Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                   Furniture and equipment            20%      Declining balance
                   Computer software                  20%      Declining balance

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     j)   Impairment of Long-Lived Assets

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

     k)   Income Taxes

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

     l)   Stock Based Compensation

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     m)   Net Loss per Common Share

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

     n)   Comprehensive Income

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' (deficiency) equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

     o)   Concentration of Credit Risk

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     p)   Segment Reporting

          SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve three reportable segments based on the companies being consolidated: Maximum Awards, Inc. - a consumer rewards program; Travel Easy Holidays Pty Ltd. - a travel agency; and Global Business Group Pty Ltd. - an online shopping business.

     q)   Recent Accounting Pronouncements (cont'd)

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

          In  December  2004,  the FASB  issued  a  revision  to SFAS  No.  123,
          "Share-Based Payment". This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited




4.   CONSUMER REWARD POINTS PROGRAM

     The Company operated a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to a trustee. The trustee remits to the Company its portion of commission revenue and the balance of funds remain in a bank account managed by the trustee on behalf of the Company. The Company disclosed this cash amount in current assets, and a corresponding liability, being the underlying value of unredeemed points, as a current liability. As at March 31, 2005 the trustee held $1,662 (December 31, 2004
     - $1,729) in cash.


5.   FURNITURE AND EQUIPMENT

                                                                  MARCH 31,                      December 31,
                                                                      2005                              2004
                                                               ACCUMULATED                       Accumulated
                                                      COST    AMORTIZATION            Cost      Amortization
                                                -----------------------------------------------------------

      Office furniture and equipment            $   20,149    $       2,472     $   11,906       $    1,524
      Computer software                                730              230            737              233
                                                -----------------------------------------------------------


      Net carrying amount                                     $     18,177                       $   10,886
                                                              ============                       ----------


6.   NOTES PAYABLE

     The notes are non-interest bearing, unsecured and have no specified terms of repayment.


7.   ADVANCES FROM DIRECTORS

                                                                                    MARCH 31,      December 31,
                                                                                         2005              2004

      Advances payable to directors of the Company:

         Maxwell Thomas                                                           $    79,578       $    16,561
         Michael Sullivan                                                               7,305             8,000
         L. Thomas                                                                      1,826             1,588
                                                                                  -----------------------------
                                                                                  $    88,709       $    26,149
                                                                                  =============================



     The advances are non-interest bearing, unsecured and have no specific terms of repayment.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited




8.   CAPITAL STOCK

        Authorized
          100,000,000      Common shares, par value of $0.001 per share
           10,000,000      Preferred shares, Series "A", par value of $0.001
                           per share, non-participating, voting rights of 50 votes per share


                                                                                    MARCH 31,      December 31,
                                                                                        2005              2004

        Issued
             25,526,900    Common shares (December 31, 2004
                           -25,526,900)                                           $    25,527     $      25,527
              1,000,000    Preferred shares, Series "A" (December 31 2004
                           - 1,000,000)                                                 1,000             1,000
                                                                                  -----------------------------
                                                                                  $    26,527     $      26,527
                                                                                  =============================


     The following transactions occurred during 2004:

     a) On March 28, 2004 the Company issued 115,000 common shares for a cash consideration of $55,000.

     b) On October 31, 2004 the Company issued 198,200 common shares for a cash consideration of $99,100.

     c) On November 10, 2004 the Company issued 77,750 common shares for a cash consideration of $36,055

     d) On November 23, 2004 the Company issued 100,000 common shares for a cash consideration of $50,000.

     e) On December 27, 2004 the Company issued 100,000 common shares for a cash consideration of $50,000.

     f) The Company cancelled 22,000 common shares.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited






9.   SEGMENTED INFORMATION


                                                                                     THREE MONTHS      Three Months
                                                                                         MARCH 31          March 31
                                                                                             2005              2004
      Revenues by Segment:

        Maximum Awards - consumer rewards program                                      $    3,089       $    3,741
        Travel Easy - travel agency                                                        36,293           17,109
        Global Business - online shopping                                                  24,706           10,246
                                                                                       ---------------------------
      Consolidated Revenues                                                            $   64,088       $   31,096
                                                                                       ===========================

      Operating (Loss) by Segment:

        Maximum Awards - consumer rewards program                                      $ (152,090)      $ (156,416)
        Travel Easy - travel agency                                                        (2,723)         (23,278)
        Global Business - online shopping                                                  (5,417)         (23,133)
                                                                                       ---------------------------
      Consolidated Operating Loss                                                      $ (160,230)      $ (202,827)
                                                                                       ===========================

      Assets by Segment:
                                                                                        MARCH 31,      December 31,
                                                                                             2005             2004

        Maximum Awards - consumer rewards program                                      $   42,270       $   22,834
        Travel Easy - travel agency                                                        97,607           93,635
        Global Business - online shopping                                                  16,136           24,318
                                                                                       ---------------------------
      Consolidated Gross Assets                                                        $  156,013       $  140,787
                                                                                       ===========================

      Total Liabilities by Segment:

        Maximum Awards - consumer rewards program                                      $  281,558       $  264,748
        Travel Easy - travel agency                                                        65,547           (7,757)
        Global Business - online shopping                                                  99,559           13,128
                                                                                       ---------------------------
      Consolidated Total Liabilities                                                   $  446,664       $  270,119
                                                                                       ===========================

      Geographical information is not presented as the Company's consolidated operations occur in Australia.

      The Company does not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited



10.  INCOME TAXES

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

     The Company's current income taxes are as follows:

                                                                                     THREE MONTHS      Three Months
                                                                                        MARCH 31,         March 31,
                                                                                             2005              2004

      Expected Income tax recovery at statutory tax rate of 34%                        $  (55,828)      $  (68,961)
      Valuation allowance                                                                  55,828           68,961
                                                                                       ----------------------------

      Current income taxes                                                             $       --       $       --
                                                                                       ============================


      The Company has deferred income tax assets as follows:
                                                                                        MARCH 31,         March 31,
                                                                                             2005              2004

      Deferred income tax assets                                                       $  262,820       $  186,320
      Valuation allowance                                                                (262,820)        (186,320)
                                                                                       ----------------------------

                                                                                       $       --       $       --
                                                                                       ============================


      As of March 31, 2005, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $773,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2005
Unaudited





12.  COMMITMENTS AND CONTINGENCIES

     The Company is committed to a lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:


                              2005             $     30,016
                              2006                   40,021
                                               ------------
                                               $     70,037
                                               ============






13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                THREE MONTHS      Three months
                                                    MARCH 31          March 31
                                                        2005              2004

       Cash paid during the year for:

     Interest paid                               $       --         $       --
     Income taxes paid                                   --                 --



14.  COMPARATIVE INFORMATION

     Certain of the prior year balances have been reclassified to conform with the current year's financial statement presentation.



15.  SUBSEQUENT EVENTS

     In September 2005, the Company offered 5,000,000 common shares at an offering price of $0.10 per share to a group of investors. Such shares are issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares. All shareholders are "accredited investors" as that term is defined in the Securities Act of 1933 and the rules promulgated by the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

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

     The acquisition of Maximum Awards Pty Ltd. resulted in a change of control of the Company and was accounted for as a recapitalization of Maximum Awards Pty Ltd. The business of Maximum Awards Pty Ltd. is now the business of the Company.

     On June 1, 2004, the Company acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd. ("Travel Easy") and Global Business Group Pty Ltd. ("Global Business"). These corporations are involved in the travel industry and mail order industries and were acquired to add to the Company's rewards program operations by providing an in-house travel agency and a consumer products retailer.

     Travel Easy is an Australian proprietary limited corporation. Travel Easy was organized under the law of the Province of Queensland, Australia on July 19, 2002. Travel Easy is engaged in the business of providing travel agent services and its operations are located in the Company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Travel Easy was owned by Maxwell Thomas, the Company's Chief Executive Officer, and Michael Sullivan, a director of the Company. Mr. Thomas owned 60% of Travel Easy and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the Company and Mr. Thomas, the Company acquired Travel Easy for $1.00 Australian. Travel Easy now is a wholly-owned subsidiary of the Company.

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

     Results for the three months ended March 31, 2005.

     Revenues for the three months ended March 31, 2005 increased by $32,992 from $31,096 for the three months ended March 31, 2004 to $64,088 for the three months ended March 31, 2005. The increase was due to an increase in travel income of $19,184 and an increase in online shopping of $14,460 offset by a decrease in reward program income of $652. The increase in travel and online shopping income was a result of advertising promotions undertaken by the Company. The reduced income in the rewards program of the Company is a result of a change in strategy where the Company no longer charges members an annual membership fee.

     Cost of sales reduced from 48% of sales for the three months ended March 31, 2004 to 35% in sales for the three months ended March 31, 2005. Gross profit increased by $26,325 from $16,029 for the three months ended March 31, 2004 to $41,392 for the three months ended March 31, 2005. The increase was due to increased sales and an improved gross margin.

     Overhead costs for the quarter reduced by $16,272 from $217,894 for the quarter March 31, 2004 to $201,622 for the quarter ended March 31, 2005. General and administration costs increased by $14,819, legal and professional fees reduced by $52,432, advertising costs increased by $5,955, salaries increased by $10,974 and premises costs reduced by $3,137. The increase in costs is attributed to costs associated with increased revenue. The reduction in legal fees was due to costs associated with the Company's securities filing in 2004.

     We incurred a net loss of $160,230 or $(0.006) per share based on 25,526,900 weighted average shares outstanding for the quarter ended March 31, 2005 compared to a loss of $202,827 or $(0.008) per share based on 25,957,950 weighted average shares outstanding for the quarter ended March 31,2004.

     Through the three months ended March 31, 2005 we have relied on advances of approximately $85,344 from our principal note holders and trade payables of approximately $91,268. As of March 31, 2005, the Company had approximately $30,621 of its own cash and cash equivalents and $1,662 cash held in escrow for unredeemed points.

     In September 2005, the Company offered 5,000,000 common shares at an offering price of $0.10 per share to a group of investors. Such shares are issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares. All shareholders are "accredited investors" as that term is defined in the Securities Act of 1933 and the rules promulgated by the Securities and Exchange Commission. The Offering shall be conducted by the Company on a best efforts basis and shall be structured to provide that the securities be sold from time to time.

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

     If the Company is successful in raising capital, the Company plans to enter the United States market towards the end of 2005, using the same technology and format as that used in Australia. The Company plans to set up an office and call center in an as yet to be determined location, and plans to duplicate the structure already in place in Australia. Initial expenses for the United States operations will include: leasing suitable facilities in the United States; purchasing or leasing sufficient operating equipment, primarily computers and
phone  systems;   hiring  sufficient  staff  for  the  Company's  United

States operations; and producing sufficient promotional materials. The Company has budgeted to spend $2.5 million dollars in developing the United States market.

     There is no guarantee that the Company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

     The Company's operations in Brisbane, Queensland, Australia currently employs approximately six people. The number of employees in Australia may increase throughout 2005 if the Company is able to increase its operations and expand its customer base. If the Company is successful in raising capital, the Company plans to spend an additional $200,000 during the next twelve months in expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

     In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operation.

     We expect to purchase approximately $300,000 in equipment in the next two years to be in our call center operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Chief Financial Officer of the Company, supervised and participated in this evaluation. Based on this evaluation, Mr. Thomas concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

31.1 Certification of Maxwell Thomas pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Maxwell Thomas pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of October, 2005.

                                                     Maximum Awards Inc
                                                     /s/ Maxwell Thomas
                                                     ---------------------------
                                                     Maxwell Thomas
                                                     Chief Executive Officer and
                                                     Chief Financial Officer