Form 10QSB
period 2005-06-30
MAXIMUM AWARDS INC
filed 2005-10-26
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

         Commission File No.


                              MAXIMUM AWARDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                   000-50621                86-0787790
            ------           (Commission file number)      (I.R.S. Employer
   (State of organization)                                Identification No.)



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

                                TABLE OF CONTENTS

                                Form 10-QSB Index


                                                                           Page

                                     PART I

   Item 1.  Financial Statements..............................................1

   Item 2.  Management Discussion and Analysis...............................19

   Item 3.  Controls and Procedures..........................................21

                           PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds........................21

   Item 6.  Exhibits and Reports On Form 8-K.................................22

   Signatures................................................................23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MAXIMUM AWARDS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED JUNE 30, 2005
                                AND JUNE 30, 2004

                                    UNAUDITED







                                    CONTENTS

Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets                                            2

Interim Consolidated Statements of Operations                                  3

Interim Consolidated Statements of Cash Flows                                  4

Notes to Interim Consolidated Financial Statements                        5 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
MAXIMUM AWARDS, INC.


         We have reviewed the accompanying interim consolidated balance sheets of MAXIMUM AWARDS, INC., as of June 30, 2005 and the related consolidated statements of operations for the three month and six month periods ended June 30, 2005 and 2004 and the interim consolidated statements of cash flows for the three and six month periods ended June 30, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

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


                                             "SF PARTNERSHIP, LLP"



TORONTO, CANADA                              CHARTERED ACCOUNTANTS
September 12, 2005

MAXIMUM AWARDS, INC.
Interim Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

                                                        JUNE 30,    December 31,
                                                            2005            2004
                                                      (Unaudited)    (Unaudited)

                                     ASSETS
CURRENT
    Cash                                               $  15,068       $ 14,160
    Cash held in Escrow (note 4)                             750          1,729
    Accounts receivable                                   89,372         96,769
    Inventory                                              4,203          5,192
    Prepaid and sundry assets                                  -         12,051
                                                      --------------------------


TOTAL CURRENT ASSETS                                     109,393        129,901

FURNITURE AND EQUIPMENT (note 5)                          16,907         10,886
                                                      --------------------------


TOTAL ASSETS                                           $ 126,300       $140,787
                                                      ==========================


                                   LIABILITIES

CURRENT
    Accounts payable and accrued charges               $ 310,920       $236,666
    Notes payable (note 6)                                46,661          5,575
    Liability for unredeemed points                          750          1,729
    Advances from directors (note 7)                     151,886         26,149
                                                      --------------------------


TOTAL CURRENT LIABILITIES                                510,217        270,119
                                                      --------------------------


TOTAL LIABILITIES                                        510,217        270,119
                                                      --------------------------


                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 8)                                    26,532         26,527

ADDITIONAL PAID-IN CAPITAL                               511,371        508,876

ACCUMULATED OTHER COMPREHENSIVE LOSS                     (54,288)       (55,745)

ACCUMULATED DEFICIT                                     (867,532)      (608,990)
                                                      --------------------------


TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                    (383,917)       129,332
                                                      --------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY   $ 126,300       $141,787
                                                      ==========================




              (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Operations
Three & Six Months Ended June 30, 2005 and June 30, 2004

                                                                      THREE             Three             SIX             Six
                                                                     MONTHS            Months          MONTHS          Months
                                                                   JUNE 30,          June 30,        JUNE 30,        June 30,
                                                                       2005              2004            2005            2004

                                                                (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
REVENUE                                                            $ 76,371          $ 93,403       $ 139,779       $ 124,499

COST OF SALES                                                        33,318            21,097          55,772          37,126
                                                        ----------------------------------------------------------------------

GROSS PROFIT                                                         43,053            72,306          84,007          87,373
                                                        ----------------------------------------------------------------------

EXPENSES
  General and administrative                                        136,066            53,891         319,450         202,386
  Legal and professional fees                                         4,366            15,000          20,000          83,073
  Interest                                                              720               658           1,140           1,742
  Amortization                                                          996               303           1,959             545
                                                        ----------------------------------------------------------------------

                                                                    142,148            69,852         342,549         287,746
                                                        ----------------------------------------------------------------------

OPERATING INCOME                                                    (99,095)            2,454        (258,542)       (200,373)

  Provision for income taxes                                              -             4,478               -           4,478
                                                        ----------------------------------------------------------------------

NET LOSS                                                            (99,095)           (2,024)       (258,542)       (204,851)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                                          2,546             2,862           1,457           2,278
                                                        ----------------------------------------------------------------------

COMPREHENSIVE (LOSS) INCOME                                     $   (96,549)          $   838     $  (257,085)    $  (202,573)
                                                        ----------------------------------------------------------------------


BASIC AND FULLY DILUTED LOSS PER SHARE                                $0.00             $0.00         $(0.01)           $0.00
                                                        ----------------------------------------------------------------------

  BASIC AND FULLY DILUTED WEIGHTED
    AVERAGE NUMBER OF SHARES                                     25,529,400        24,977,116      25,528,150      24,977,116
                                                        ----------------------------------------------------------------------




              (The accompanying notes are an integral part of these
                   interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and June 30, 2004
                                                      June 30,      June 30,
                                                      2005          2004
                                                      (Unaudited)   (Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net (loss)                                        $ (258,542)   $  (204,851)
    Adjustments to reconcile net (loss) income to
       net cash used in operating activities
       Amortization                                        1,959            545
       Accounts receivable                                 7,397        (43,323)
       Inventory                                             989           (340)
       Prepaid and sundry assets                          12,051         52,594
       Liability for unredeemed points                      (979)          (174)
       Accounts payable and accrued charges               74,254         37,293
       Deferred membership fee income                         --         (1,310)
                                                      --------------------------

     Net cash from (used in) operating activities       (162,871)      (159,566)
                                                      --------------------------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
       Purchase of equipment                              (7,980)        (1,213)
                                                      --------------------------


    Net cash from (used in) investing activities          (7,980)        (1,213)
                                                      --------------------------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Advances from directors                           125,737         71,136
       Proceeds from notes payable                        41,086         28,848
       Proceeds from additional paid in capital            2,495         53,445
       Proceeds from issuance of capital stock                 5            115
                                                      --------------------------


     Net cash from (used in) financing activities        169,323        153,544
                                                      --------------------------


NET (DECREASE) IN CASH                                    (1,528)        (7,235)

FOREIGN EXCHANGE ON CASH BALANCES                          1,457           (823)

CASH - BEGINNING OF PERIOD                                15,889         17,301
                                                      --------------------------


CASH - END OF PERIOD                                  $   15,818    $    10,889
                                                      --------------------------


CASH                                                  $   15,068          9,631

CASH HELD IN ESCROW                                          750          1,258
                                                      --------------------------

TOTAL CASH                                            $   15,818    $    10,889
                                                      --------------------------

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





2.    GOING CONCERN

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cash flow to sustain operations.

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      b)    Basis of Consolidation

            The merger of the Company and Maximum Awards Pty Ltd. has been recorded as the recapitalization of the Company, with the net assets of Maximum Awards Pty Ltd. and the Company brought forward at their historical basis. The intention of the management of Maximum Awards Pty Ltd. was to acquire the Company as a shell company to be listed on the OTC Bulletin Board. Management has not pursued the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





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

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2004, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors, approximate their fair values due to the short-term maturities of these instruments.

      i)    Furniture and Equipment

            Furniture and equipment are stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                   Furniture and equipment    20%   Declining balance
                   Computer software          20%   Declining balance

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      j)    Impairment of Long-Lived Assets

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in
            Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired

      k)    Income Taxes

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





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

      n)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' (deficit) equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005 and June 30, 2004
Unaudited





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

           In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment". This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
June 30, 2005
Unaudited





4.    CONSUMER REWARD POINTS PROGRAM

      The Company operated a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to a trustee. The trustee remits to the Company its portion of commission revenue and the balance of funds remain in a bank account managed by the trustee on behalf of the Company. The Company disclosed this cash amount in current assets, and a corresponding liability, being the underlying value of unredeemed points, as a current liability. As at June 30, 2005 the trustee held $750 (December 2004 - $1,729) in cash.



5.    FURNITURE AND EQUIPMENT

                                                                        JUNE 30,                    DECEMBER 31,
                                                                            2005                            2004
                                                                     ACCUMULATED                     ACCUMULATED
                                                       COST         AMORTIZATION        COST        AMORTIZATION
                                                 -----------------------------------------------------------------
      Office furniture and equipment                $ 19,863          $ 3,447         $ 11,906         $ 1,524
      Computer software                                  719              228              737             233
                                                 -----------------------------------------------------------------

                                                    $ 20,581          $ 3,676         $ 12,643         $ 1,757
                                                 -----------------------------------------------------------------

      Net carrying amount                           $ 16,907                          $ 10,886
                                                    --------                          --------


6.    NOTES PAYABLE

      The notes are non-interest bearing, unsecured and have no specific terms of repayment.



7.    ADVANCES FROM DIRECTORS

      The advances are non-interest bearing, unsecured and have no specific terms of repayment.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
June 30, 2005 and June 30, 2004
Unaudited





8.    CAPITAL STOCK

        Authorized
          100,000,000     Common shares, par value of $0.001 per share
           10,000,000     Preferred shares, Series "A", par value of $0.001 per
                          share, non- participating, voting rights of 50 votes per share

                                                                                    2005             2004
                                                                                 JUNE 30,         JUNE 30,
        Issued
                 25,531,900         Common shares (December 31, 2004 -
                                    25,526,900)                                $   25,532         $  25,527

                  1,000,000         Preferred shares, Series "A"
                                   (December 31, 2004 - 1,000,000)                  1,000             1,000
                                                                               ----------------------------
                                                                               $   26,532         $  26,527
                                                                               ============================


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

     On June 26, 2005, the Company issued 5,000 common shares for a cash consideration of $2,500.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
June 30, 2005
Unaudited


9.   SEGMENTED INFORMATION

                                                                    THREE         THREE           SIX             SIX
                                                                    MONTHS        MONTHS         MONTHS          MONTHS
                                                                     JUNE          JUNE           JUNE            JUNE
                                                                     2005          2004           2005            2004
                                                               --------------------------------------------------------
Revenues by Segment:

Maximum Awards - rewards program                                     6,728          1,599          9,817          5,340
Travel Easy - travel agency                                         48,782         38,606         67,928         55,715
Global Business - online shopping                                   37,328         53,198         62,034         63,444
                                                               --------------------------------------------------------
Consolidated revenues                                               76,371         93,403        139,779        124,499
                                                               ========================================================

Operating Earnings (Loss) by Segment:

Maximum Awards - rewards program                                   (77,639)       (16,765)      (224,546)      (173,181)
Travel Easy - travel agency                                        (32,490)         3,861        (34,773)       (19,417)
Global Business - online shopping                                   11,034         10,880            136        (12,253)
                                                               --------------------------------------------------------
Consolidated operating loss                                        (99,095)        (2,024)      (259,055)      (204,851)
                                                               ========================================================


Total Assets by Segment:

Maximum Awards - rewards program                                    30,739         16,076         30,739         16,076
Travel Easy -Travel agency                                          81,262         70,188         81,262         70,188
Global Business - online shopping                                   14,299          5,536         14,299          5,536
                                                               --------------------------------------------------------
Total gross assets                                                 126,300         91,800        126,300         91,800
                                                               ========================================================

Total Liabilities by Segment:

Maximum Awards - rewards program                                   374,313        162,671        374,313        162,671
Travel Easy -Travel agency                                         117,008         14,084        117,008         14,084
Global Business - online shopping                                   18,896         19,501         18,896         19,501
                                                               --------------------------------------------------------
Total liabilities                                                  510,217        196,256        510,217        196,256
                                                               ========================================================



     Geographical information is not presented as the Company's consolidated operations occur in Australia.

     The Company did not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
June 30, 2005
Unaudited




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

      The Company's current income taxes are as follows:

                                                                        SIX MONTHS       Six Months
                                                                        JUNE 30,         June 30,
                                                                        2005             2004

      Expected Income tax recovery at statutory tax rate of 34%        $ (88,078)       $ (69,649)
      Australian income taxes                                                 --            4,478
      Valuation allowance                                                 88,078           69,649
                                                                       --------------------------
      Current income taxes                                             $      --        $   4,478
                                                                       ==========================


      The Company has deferred income tax assets as follows:

                                                                         JUNE 30,    December 31,
                                                                             2005           2004
      Deferred income tax assets                                       $ 294,440       $  186,320
      Valuation allowance                                               (294,440)        (186,320)
                                                                       --------------------------
                                                                       $      --       $       --
                                                                       ==========================


     As of June 30, 2005, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $866,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
June 30, 2005
Unaudited




11.  RELATED PARTY TRANSACTIONS

     The following table summarizes the Company's related party transactions, that occurred in the normal course of operations for the period, measured at the exchange amount:

                                                                                      2005             2004

      At the end of the year,  the advances due to and (from)
      related  entities are as follows:
        Included in Advances  from  directors - amounts
        due to  directors of the Company                                        $   151,475       $   2,296
                                                                                ---------------------------


12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                Six Months       SIX MONTHS
                                                                                June 30,            JUNE 30,
                                                                                2005                   2004
       Cash paid during the period for:

        Interest paid                                                           $        --        $    --

        Income taxes paid                                                                --             --


13.  COMMITMENTS AND CONTINGENCIES

      The Company is committed to a lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:


                           2005                      $  20,011
                           2006                         40,021
                                                     ---------
                                                     $  60,032
                                                     =========




14.  COMPARATIVE INFORMATION

     Certain of the prior year balances have been reclassified to conform with the current period's financial statement presentation.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
June 30, 2005
Unaudited





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

         Because both Travel Easy and Global Business were acquisitions under common control, the financial statements have been prepared including the accounts of both Travel Easy and Global Business and have been accounted as a business combination. The financial statements, including the comparatives, reflect the accounts of Maximum Awards, Travel Easy and Global Business.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005.

         Revenues for the three months ended June 30, 2005 decreased by $17,032 from $93,403 for the three months ended June 30, 2004 to $76,371 for the three months ended June 30, 2005. The decrease was due to a decrease in travel income of $6,292 and a decrease in online shopping of $16,069 offset by a increase in reward program income of $5,329. The decrease in travel and online shopping income was a result of reduced advertising promotions due to financial limitations. The increased income in the rewards program was a result of bank promotion revenue.

         Cost of sales increased from 22.58% of sales for the three months ended June 30, 2004 to 43.62% of sales for the three months ended June 30, 2005. Gross profit reduced by $29,253 from $72,306 for the three months ended June 30, 2004 to $43,053 for the three months ended June 30, 2005. The reduction was due to decreased sales and a reduced gross margin.

         Overhead costs for the quarter increased by $72,296 from $69,852 for the quarter June 30, 2004 to $142,148 for the quarter ended June 30, 2005. General and administration costs increased by $20,623 due to the use of contract consultants in Easy Travel. Legal and professional fees increased by $10,000 due to Company filing costs. Advertising costs reduced by $16,368 due to cash limitations. Salaries increased by $78,161 mainly due to directors salaries, and premises costs reduced by $1,190.

         We incurred a net loss of $99,095 or $(0.01) per share based on 25,529,400 weighted average shares outstanding for the quarter ended June 30, 2005 compared to a loss of $2,024 or $(0.00) per share based on 24,977,116 weighted average shares outstanding for the quarter ended June 30,2004.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005.

         Revenues for the six months ended June 30, 2005 increased by $15,280 from $124,499 for the six months ended June 30, 2004 to $139,779 for the six months ended June 30, 2005. The increase was due to an increase in travel income of $12,893, an increase in reward program income of $4,477 and a reduction in online shopping of $1,410. The increase in travel income was a result of improved travel market conditions, while the reduction in online shopping was a result in reduced promotion activity due to financial limitations. The increased income in the rewards program was a result of bank promotion revenue.

         Cost of sales increased from 29.8% of sales for the six months ended June 30, 2004 to 39.9% of sales for the three months ended June 30, 2005. Gross profit reduced by $3,366 from $87,373 for the six months ended June 30, 2004 to $84,007 for the six months ended June 30, 2005. The reduction was due to a reduced gross margin because of product mix.

         Overhead increased by $54,801 from $287,746 for the six months ended June 30, 2004 to $342,547 for the six months ended June 30, 2005. General and administration costs increased by $36,921 mainly due to the use of contract consultants in Easy Travel. Legal and professional fees decreased by $63,073 due to company filing costs in 2004. Advertising costs reduced by $10,413 due to cash limitations. Salaries increased by $88,865 mainly due to directors salaries and premises costs increased by $1,946. Depreciation increased by $1,414 due to fixed assets additions, while interest expense reduced by $602 due to reduction in notes payable.

         We incurred a net loss of $258,541 or $(0.01) per share based on 25,528,150 weighted average shares outstanding for the six months ended June 30, 2005 compared to a loss of $204,851 or $(0.01) per share based on 24,977,116 weighted average shares outstanding for the six months ended June 30, 2004.

         Through the six months ended June 30, 2005 we have relied on advances of approximately $166,823 from our principal note holders, trade payables of approximately $74,254, and proceeds of $2,500 from the sale of common stock to support our operations. As of June 30, 2005, the Company had approximately $15,068 of its own cash and cash equivalents and $750 cash held in escrow for unredeemed points. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into the US market.

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

         The Company's operations in Brisbane, Queensland, Australia currently employs approximately six people. The number of employees in Australia may increase though 2005 if the Company is able to increase its operations and expand its customer base. If the Company is successful in raising capital, the Company plans to spend an additional $200,000 during the next 12 months in expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

         In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operations.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2005, the Company issued 5,000 shares of common stock for cash of $2,500. The issuance of these shares were made in reliance upon an exemption pursuant to Section 4(2) of the Act.

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