Form 10KSB
period 2004-12-31
MAXIMUM AWARDS INC
filed 2005-10-28
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        COMMISSION FILE NUMBER 000-50621

             MAXIMUM AWARDS, INC. F/K/A RISING FORTUNE INCORPORATED
                 (Name of small business issuer in its charter)

                 Nevada                                 86-0787790
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

       Level 1, 164 Wharf Street
       Brisbane, Queensland 4000
               Australia
(Address of principal executive offices)

Issuer's telephone number:                            61 733193110

Securities registered pursuant to
Section 12(b) of the Act:                                 None

Securities registered pursuant to
Section 12(g) of the Act:                      Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the
past 90 days.  Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).           Yes [_]    No [X]


Registrant had 25,526,900 shares of Common Stock, par value $0.0001 per share, and 1,000,000 series "A" preferred stock outstanding as of August 28, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO THE "COMPANY" OR THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS MAXIMUM AWARDS, INC.

                                TABLE OF CONTENTS

                                Form 10-KSB Index

                                     PART I

                                                                                PAGE

Item 1.     Description of Business............................................   2
Item 2.     Description of Property............................................   9
Item 3.     Legal Proceedings..................................................   9

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........  10

Item 6.     Management's Discussion and Analysis or Plan of Operation..........  11

Item 7.     Financial Statements...............................................  16

Item 8.     Changes In and Disagreements with Accountants of Accounting and
                  Financial Disclosure.........................................  17
Item 8A.    Controls and Procedures............................................  17
Item 8B.    Other Information on Accounting and Financial Disclosure...........  17

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act..................  17
Item 10.    Executive Compensation.............................................  19
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters.....................  21
Item 12.    Certain Relationships and Related Transactions ....................  23
Item 13.    Exhibits...........................................................  26
Item 14.    Principal Accountant Fees and Services.............................  28
Signatures  ...................................................................  29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

1.  FORM AND YEAR OF ORGANIZATION

    Maximum Awards, Inc. is a Nevada corporation. The Company was incorporated on March 7, 1995 under the name Rising Fortune Incorporated.

2. ANY BANKRUPTCY, RECEIVERSHIP, OR SIMILAR PROCEEDINGS.

    None.

3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS.

            a. The Maximum Awards Pty Ltd Transaction

      On December 9, 2003, the Company acquired 100% of the outstanding shares of Maximum Awards Pty Ltd, an Australian company engaged in the business of operating a consumer rewards program in exchange for 22,000,000 common shares and 1,000,000 preferred shares of the Company. In anticipation of this transaction the Company's Articles of Incorporation were amended on November 19, 2003 to change the name of the Company to Maximum Awards, Inc. At the same time the Company's Articles with regard to its capital stock were amended to authorize 110,000,000 shares of capital stock, 100,000,000 shares of which are common stock with a par value of $0.001 per share and 10,000,000 of which are shares of preferred stock with a par value of $0.001 per share. The shares of common were given the right to elect directors and vote on all other corporate matters which come before the shareholders. The preferred shares were given rights to be granted by the Company's board of directors. The board of directors then granted each share of preferred stock voting rights equal to 50 shares of common stock on all matters to be voted upon by the shareholders, thus vesting effective control of the Company in the preferred stock. The board also determined that preferred shares shall be non-participating and shall not be entitled to share in any dividends or in any proceeds on the liquidation of the Company. The acquisition of Maximum Awards Pty Ltd resulted in a change of control of the Company and was accounted for a recapitalization of Maximum Awards Pty Ltd. The business of Maximum Awards Pty Ltd is now the business of the Company.

            b. The Travel Easy and Global Business Group Transaction

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

      Travel Easy is an Australian proprietary limited corporation. Travel Easy was organized under the law of the Province of Queensland, Australia on July 19, 2002. Travel Easy is engaged in the business of providing travel agent services and its operations are located in the Company's offices in Brisbane, Queensland, Australia. Prior June 1, 2004, Travel Easy was owned by Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, a director of the Company. Mr. Thomas owned 60% of Travel Easy and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the Company and Mr. Thomas, the Company acquired Travel Easy for $1.00 Australian. Travel Easy now is a wholly-owned subsidiary of the Company.

      Global Business also is an Australian proprietary limited corporation. Global Business was organized under the law of the Province of Queensland, Australia in June 2003. Global Business does business under the name Easy Shopper Direct and is engaged in the business of selling consumer goods on-line and through published catalogs and its operations are located in the Company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Global Business was owned by Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, a director of the Company. Mr. Thomas owned 60% of Global Business and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the Company and Mr. Thomas, the Company acquired Global Business for $1.00 Australian. Global Business now is a wholly-owned subsidiary of the Company.

B.  BUSINESS OF ISSUER

1.  PRINCIPAL PRODUCTS AND SERVICES AND PRINCIPAL MARKETS

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

      Prior to June 2004, the Company charged consumers a membership fee of $16.50 Australian for a one-year membership in the Company's program. However, in June 2004, the Company changed its program and now no longer charges a membership fee to consumers participating in the program. Consumers are allowed to sign up for membership for free. Any person can become a consumer member of the Company's loyalty program. Consumers can register by calling the Company's service center. Once a consumer becomes a member, the consumer maintains membership status as long as the consumer uses the program at least once every year. The Company has approximately 5,000 members.

      As the consumer member purchases products or services from participating merchant members, the consumer member accumulates points in the Company's program. Accumulated points have a monetary equivalency value which can be used by the consumer member to "purchase" products such as consumer goods, air travel or vacation packages. At this time, the Company's program is operated only in Australia and all dollar amounts discussed in connection with the program are in Australian dollars.

      Members who purchase products or services from program participating merchants earn points for every dollar that the member spends. Points are awarded based on the type of service or product purchased. The number of points awarded per dollar spent will vary from merchant to merchant. For example, a member purchasing a television using a program participating merchant would earn ten points for every dollar the television costs. Those points are assigned a value of $0.01 per point. Purchasing a $500 television would then earn the member 5,000 points with a value of $50.00. In this example the merchant awards 10 points for every dollar spent. Different merchants will award different points per dollar spent. However, the monetary value assigned to the point always is the same. That monetary value is $0.01 per point.

      As a member purchases products or services, the merchant member records the purchases and on a monthly basis reports the purchases to the Company. The Company then invoices the merchant member for the dollar value associated with the points the consumer earned from the purchase, plus a fraction of that dollar value. The Company also tracks the total points earned by each member. When the merchant member pays the invoice, the Company retains the added fraction amount for the Company's expenses and profit. The balance of the funds received, the dollar value associated with the points earned by the consumer member, is transferred to Neil Hope, an attorney licensed to practice law in Queensland, where the funds are placed in escrow pending the consumer member's redemption of the points earned. There is a balance of $2,200 in the escrow account. If a consumer fails to make at least one purchase during each twelve month period that such consumer has accrued points or apply the accrued points for redemption, the consumer's accrued points will be forfeited and the cash reserved for such points will revert to the Company.

      The Company's Membership Rewards loyalty program allows members to earn points that can be redeemed for a broad range of travel and retail merchandise. The Company makes payments from the escrow account on reward redemptions when members redeem their points and establishes reserves to cover the cost of future reward redemptions. The provision for the cost of member rewards is based upon points awarded that are ultimately expected to be redeemed by members and the current weighted-average cost per point of redemption. The ultimate points to be redeemed are estimated based on many factors, including a review of past behavior of members segmented by product, year of enrollment in the program, spend level and duration in the program. Past behavior is used to predict when current enrollees will attrite and to predict their ultimate redemption rate. In addition, the cumulative balance sheet liability for unredeemed points is adjusted over time based on actual redemption and cost experience with respect to redemptions. Because the liability is based on many different factors as described above, any change in the mix of those factors would have an effect on the liability for unredeemed points. Since inception of the program, the Company has not made any adjustments to the basis of its method for accounting for unredeemed points.

      A member can redeem earned points to purchase desired goods or services listed in the Company's catalog of available products and services. The Company subsidiary,

Easy Shopper Direct, maintains a catalog of available goods and services which a member can obtain though the redemption of points. Because one of the Company's merchant members is a travel agency, Travel Easy, the consumer members can redeem their points for airline tickets or travel packages booked by the travel agent. Points may be redeemed on hotel accommodation, car hire, cruises, travel packages and even travel insurance. There are no blackout periods on air travel and availability of seats is the true availability. There are no artificial program restrictions such as those imposed by the airlines to protect their yield-per-seat figures. Maximum Awards also allows part-payment of redemption flights and travel products with cash.

      Points can be redeemed on a wide range of household products and virtually any travel product available in the market place, not just frequent flyer seats. Members may redeem those points on a range of household goods, certain services and on travel products available in the market. Points do not expire so long as the member remains active in the program, and points may also be transferred to other members with written authorization.

      To remain active, a consumer member must make at least one purchase of goods or services of points within a one-year period. If no purchase is made in that time frame, points are forfeited and funds accumulated for the monetary value of the points are transferred from the escrow to the Company.

      The Company intends to attract participating merchants by offering such merchants access to the Company's base of member consumers. As of August 2004, the Company has entered into relationships with five participating merchants.

Those merchants are:

            -     Primus Telecom
            -     Travel Easy Holidays
            -     Easy Shopper Direct
            -     Mortgage Awards, Pty, Ltd.
            -     Post Master Letter Boxes, Pty, Ltd.

      Primus Telecom is an Australian telecommunications Company that provides international and long distance telephone services to the general public throughout Australia. Under the terms of the Company's agreement with Primus Telecom, the Company's consumer members who use Primus service earn three points in the Company's program for every dollar such consumers spend on their international and long distance service provided by Primus. Once a consumer member who uses Primus' services is identified, Primus reports the member's dollar usage of Primus services to the Company. The Company then credits the member's account for the applicable number of points and invoices Primus for the dollar value of the points.

      Travel Easy Holidays is a wholly-owned subsidiary of the Company. Travel Easy is a travel agency which provides travel agency services to its clients, most of which are located in Australia. Under the terms of the Company's agreement with Travel Easy, the Company's consumer members who use Travel Easy services earn three points in the Company's program for every dollar such consumers spend on travel purchased from Travel Easy. Travel Easy, like Primus, reports the member's dollar usage to the

Company. The Company then credits the member's account for the applicable number of points and invoices Travel Easy for the dollar value of the points.

      Easy Shopper Direct also is a wholly-owned subsidiary of the Company. Easy Shopper is an internet-based supplier of consumer goods. The Company's members can purchase consumers goods from Easy Shopper and earn ten points for every dollar spent on goods purchased from Easy Shopper Direct. As with Primus Telecom and Travel Easy, the Company invoices Easy Shopper for the dollar value of the points the member earns.

      Mortgage Awards is a mortgage company located in Sydney, New South Wales Australia. Mortgage Awards provides financing to purchasers of residential property. Company consumer members who utilize the financing services offered by Mortgage Awards are awarded a lump sum of points based upon the dollar value of the loan such consumer members obtain. The Company invoices Mortgage Awards for the dollar value of the points the member earns for the services provided by Mortgage Awards.

      Post Master Letter Boxes is a manufacturer and wholesaler of Letter Boxes in Australia. Such letter boxes then are sold to the public by retailers purchasing the letter boxes from Post Master Letter Boxes. Such retailers who are consumer members earn points in the Company's program for each letter box the retailer purchases from Post Master Letter Boxes. Following the pattern detailed above, the Company invoices Post Master Letter Boxes for the dollar value of the points the retailers who are consumer members earn. A member can redeem accumulated points for products or services provided by any of the Company's merchant members. Members can access their current points tally at any time through the Company's call centre.

      While the Maximum Awards system is Internet-based, the Company also operates a call centre out of its offices in Brisbane. The call centre staff answers member questions and facilitates member points purchases. The Company uses commercial systems that have technological support available. Maximum Awards' operational system is based in a Sun Microsystems Solaris unit, run on UNIX. The website code is written in the PHP format and servers are PC-based, as are firewalls and back-up systems. Accounting and management work stations are Hewlett-Packard pavilion computers. The Company's call centre computers are IBM PCs while the telephone system is NEC PABX. Four full-time staff operate the call centre. The Company's web address is www.maximumawards.com which links to Global Business's web site, www.easyshopperdirect.com, where members are able to purchase goods.

      The benefit of the Company's program to consumer members is the reward of points for being loyal to merchant members. The benefit to merchant members is an increased usage of products and services by consumer members. The Company earns a profit on its program by adding a margin of profit to the dollar value of points for which merchant members are invoiced.

2. DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

      Due to the intangible nature of the points earned that are the product of the Company, there is no distribution of the product. The description for redemption of points is described above under "Principal Products or Services and Principal Markets."

3. STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

      No new product or service has been publicly announced.

4. COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

      The Company faces substantial competition from the loyalty programs offered by retailers, credit card companies, hotel groups and airlines. Retailers in Australia offer loyalty programs to their customers. One such retailer is Coles Myer which operates its "FlyBuys" point program. Under that program every time one of its participating customers shows the customer's FlyBuys card and spends a minimum of $5.00 at any participating FlyBuys business, the customer earns FlyBuys points. Once the customer has earned enough points, the customer can redeem or exchange those points for FlyBuys awards. Many credit card companies also offer point programs for cardholders. For years airlines have offered frequent flyer type programs to passengers. Such programs are run by corporations with substantially greater resources and experience than the Company possesses.

      The Company markets its product to both merchants/suppliers as well as consumers. Presently, the Company's marketing is limited to word of mouth from consumer member and advertising via the Company's website. In the future the Company intends to utilize many different approaches, including point of sale materials, joint mailouts using merchants' data-bases, merchant awareness, news bulletins to members, media and radio advertising and graphically targeted letterbox drops and mailouts. Marketing to corporate users of the product will be done through selective mailouts and cold calls to corporate executives.

5. SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL
SUPPLIERS

         None.

6. DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

      The Company currently is dependent on five merchant members who pay the Company for points which consumer members accumulate. Two of these merchant members are wholly-owned subsidiaries of the Company which remit funds to the Company per transaction on the same general terms as third party merchants. All of the Company revenue comes from these five merchant members. Though the Company intends to expand is base of merchant members and differentiate sources of revenues, there can be no assurance that the Company will be successful in such expansion. The failure of the Company to expand its base of merchant members likely will result in the failure of the Company as a going concern.

7. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

      The Company has no patents, registered trademarks, franchises, concessions, royalty agreements or labor contracts. The Company does use the names Maximum Awards, Travel Easy Holidays, Easy Shopper Direct and Travel Plus Holidays in connection with its business and products and may claim common law trademark rights to such names.

      The only licenses the Company has obtained are those normally associated with computer software.

8.  GOVERNMENT APPROVAL

      The Company's loyalty program does not require any governmental approval.

9. EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

      The Company's business is subject to governmental regulations as follows. The Company is required to obtain business licenses from the city government in which the Company operates in Australia and must file annual lists of its officers and directors with the state of Nevada, the Company's state of incorporation.

      The Company's wholly-owned travel agent subsidiary, Travel Easy, is required to register as a travel agency with the state government in which the Company operates in Australia. Such registration is valid for a period of three years and then must be renewed. Renewal involves the filing of a renewal application and the payment of applicable fees, none of which are of substantial expense to the Company.

      The Company is unaware of any probable governmental regulation which could impact on the Company's business. It is possible that regulation unforeseen by the Company could be promulgated which could unfavorably impact the Company's business. For example, the Company believes that any governmental regulation concerning the taxation of benefits accumulated in loyalty programs could have a serious negative impact on the Company's business. However, to date the Company is not aware of any such impact.

10. ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS

      The Company incurred research and development costs through December 31, 2003 amounting to $100,691. Such expenses included internet development, salaries, advertising and travel. Such expenses are passed on to the Company's merchant members. Such members pay for such expenses when the Company adds a margin of profit to the dollar value of points for which merchant members are invoiced.

11. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL)

           None.

12. NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

      The Company and its subsidiaries employs a total of six individuals as part of its operations. Two individuals form management and four individuals serve as sales and call centre staff in the Company's Brisbane operations. Management does anticipate changes in the number of employees over the next approximately six (6) months.

ITEM 2.  DESCRIPTION OF PROPERTY

A.  LOCATION, CONDITION OF PROPERTY, LIMITATIONS ON OWNERSHIP

      The Company's operational offices are located at Level 1, 164 Wharf Street, Brisbane, Queensland 4000, Australia. The office is fully equipped as a call centre and the phone system can be simultaneously used by up to 32 operators. Business, management and creative functions will be performed in the Company's Brisbane facility. Printing, mailing, warehousing, fulfillment and some design is outsourced. If the Company is successful in raising capital and is able to enter the United States market, then the Company plans to set up an office and call center in an as yet to be determined location in the U.S., and plans to duplicate the structure already in place in Australia.

      The Company leases it facilities in Brisbane. The Company pays $4,400 Australian per month for rent under the terms of the lease. The Company's lease is for a period of three (3) years. The lease will expire on December 31, 2007.

B.  INVESTMENT POLICIES

      Management of the Company does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

C.  DESCRIPTION OF REAL ESTATE AND OPERATING DATA

      Refer to Item 2. A. of this Part I. for a description of the property leased to the small business issuer. There are currently no plans for renovations, improvements or development of the leased property. The property is covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any legal proceedings, nor does it have knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

1. The common stock of the Company is currently not trading.

2. (i) There is currently no Common Stock that is subject to outstanding options or warrants to purchase or securities convertible into, the Company's common stock.

   (ii) On June 30, 2004 there were 25,072,950 shares of the Company's stock issued and outstanding, of which 757,950 shares are free trading or could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

      Rule 144 provides an exemption and permits the public resale of restricted or control securities if a number of conditions are met, including how long the securities are held, the way in which they are sold, and the amount that can be sold at any one time.

B.  HOLDERS

      As of August 28, 2005, the Company had approximately 149 stockholders of record.

C.  DIVIDENDS

      The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None.

E. RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

      On December 9, 2003, the Company issued 22,000,000 common shares and 1,000,000 preferred series "A" shares in exchange for all of the issued and outstanding shares of Max Awards Pty Ltd. In addition the Company issued a total of 2,200,000 shares of its common stock as payment as a finders fee for securing the acquisition of Maximum Awards Pty Ltd. Such shares were issued in equal amounts of 1,100,000 to Kevin Murray and Mitchell Stough. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On June 2, 2004, the Company issued 15,000 shares of its common stock to Sharon Hooper in consideration for $5,000 in cash and 100,000 shares of its common stock to D.J. Heriot in consideration for $50,000 in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 23, 2004, the Company issued 44,000 shares of its common stock to N. Martin, 100,000 shares of its common stock to N. Bernhartd, 40,000 shares of its common stock to John Stark, 14,200 shares of its common stock to James Fallon and 37,750 shares of its common stock to Mark Degenhart. All stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 31, 2004, the Company issued 100,000 shares of its common stock to Starberg Investments, 10,000 shares of its common stock to Alexander Phyllis, 90,000 shares of its common stock to Richard Stewart and 40,000 shares of its common stock to Wayne Stewart. All stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 31, 2004 the Company accepted the return of 22,000 common shares from N. Bernhardt.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this Annual Report.

OVERVIEW

      1. Relevant Industry-Wide Factors

      Management believes that the industry in which the Company competes is impacted by economic factors such as fluctuations in prevailing interest rates. In this regard, increasing interest rates may negatively impact consumer spending. Decreased consumer spending would adversely impact the Company by reducing the accumulation of points by the Company's consumer members. The Company notes that reserve banks in both the United States and Australia have increased their prime lending rates in 2004. Continued increases in the prime lending rate would adversely impact the Company's ability to generate revenue. It is important to note that management cannot predict with any degree of accuracy how interest rates in the United States or Australia will vary in the future.

      Management notes that approximately half of the point redemptions its consumer members make are for travel. A consumer's willingness to purchase travel products is impacted by not only general economic factors, but also impossible-to-predict factors such as terrorism and outbreaks of disease. For example, international terrorism in 2001 and the outbreak of SARS in 2003 decreased the demand for air travel. While a reduction in point redemption would not have a negative impact on the Company, decreased travel could impact a consumer member's accumulation of points in travel programs offered by merchant members. Such reductions could have a negative impact on the Company's revenue. Such factors are impossible to predict and represent an unknowable threat to the Company's business.

      2. How the Company Generates Revenue

      The Company generates revenue by charging merchant members a dollar value per point for every point a consumer member earns with a merchant. The Company adds a margin to that amount and that margin constitutes the Company's revenue on each such transaction. Such margin is negotiated separately with each merchant and its size will generally reflect the anticipated dollar and transaction with such merchant where the Company merger will be reduced in higher volume relationship.

      3. Going Concern Assumption

      The Company has sustained operating losses since inception. In addition, the working capital of the Company is not sufficient to meet its planned business objectives and the Company's continuation as a going concern is uncertain and dependent upon successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary additional funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Although the business plan indicates profitable operation in the coming year, these profits are contingent upon completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cashflow to sustain operations.

      The Company intends to address these concerns by:

      o Raising additional working capital via private placements of its shares of common stock (In 2005, the Company has raised approximately $500,000 via private placement of its common stock.);

      o Increasing its base of consumer members via advertising paid for out of revenues and funds raised from the sale of capital stock;

      o Increasing its base of merchant members via advertising paid for out of revenues and funds raised from the sale of capital stock;

      o Increasing consumer member utilization of the Company's program by making special product offers provided by merchant members; and

      o Developing new bank channels whereby sale of points will be based on spending volume of the bank's credit and debit card customers.

      There can be no assurance that the Company's efforts in this regard will be successful. If the Company is unsuccessful in such efforts, it is likely the Company's business will fail and the Company will cease operations.

      4. Challenges, Risks and Uncertainties

      The Company's business is subject to several challenges, risks and uncertainties, including, but not limited to, the following:

      a. The Company has limited operating history, revenue and only minimal assets. The Company only has operated its awards program since October of 2002. The Company's revenues and earnings from operations are limited and the Company has no significant assets or financial resources. The Company has operated at a loss and the Company may generate additional net operating losses. There can be no assurance that the Company will be successful.

      b. The Company's business plan is speculative. The Company's business plan is based on management's belief that the Company can operate successfully in its chosen industry. This belief is speculative and is based on management's experience alone. The Company has not employed economic experts to analyze the Company's position in the market or to analyze the effect of market conditions on the Company's performance. The lack of such information leaves the Company dependent upon management's subjective beliefs of the Company's ability to succeed.

      c. There is no established market for the Company's securities. The Company's securities do not trade on an exchange, NASDAQ, the bulletin board or the pink sheets. Therefore, it will be difficult to obtain information regarding the market value of or to affect transactions in the Company's securities.

      d. The Company may be unable to raise additional capital to meet capital expenditure needs if its operations do not generate sufficient funds to do so. The Company's business is expected to have continuing capital expenditure needs. While management anticipates that the Company's operations will generate sufficient funds to meet its capital expenditure needs for the foreseeable future, the Company's ability to gain access to additional capital, if needed, cannot be assured, particularly in view of competitive factors and industry conditions. Any additional capital raised through the sale of equity may dilute the ownership percentage of holders of the Company's common stock.

      e. If the Company is unable to retain current management, its business operations could be adversely affected. The Company's success and future prospects depend upon the continued contributions of its current management. There can be no assurances that the Company would be able to find qualified replacements for these individuals if their services were no longer available. The loss of services of one or more members of current management could have a material adverse effect on the Company's business.

RESULTS OF OPERATIONS

Results for the year ended December 31, 2004.

      Revenues for the year ended December 31, 2004 increased by $98,681 from $231,471 for the year ended December 31, 2003 to $330,152 for the year ended December 31, 2004. The increase was due to an increase in Travel sales of $53,336, an increase in Global Business online shopping income of $ 78,552 and a reduction in consumer rewards revenue of $33,206. The increase in sales of the Travel and Online shopping segments is a result of increased promotion and an improvement in economic conditions. The reduction in Rewards program revenue is the result of the Company eliminating the membership fee for maintaining membership to the program.

      Cost of sales for the year ended December 31, 2004 amounted to $109,884, resulting in gross profit of $220,268. This compares to cost of sales for the year ended December 31, 2003 of $67,861, resulting in a gross profit of $163,609.

      Overhead costs for the year increased by $422,569 from $258,467 for the year ended December 31, 2003 to $681,036 for the year ended December 31, 2004. The increase in overhead costs was due to an increase in general and administration costs of $73,478, an increase in salaries and personnel costs of $110,932 an increase in premises costs of $15,773, an increase in travel costs of $72,369 and an increase in legal and consulting costs of 145,097. The increase in costs is attributed to costs associated with positioning the companies for future expansion and Costs associated with the Company's public listing.

      We incurred a net loss of $461,320 or $(0.02) per share based on 25,049,906 weighted average shares outstanding for the year needed December 31, 2004 compared to a loss of $98,275 or $(0.004) per share based on 24,263,163 weighted average shares outstanding for the year ended December 31, 2003.

      LIQUIDITY AND CAPITAL RESERVES

      The Company has operated its loyalty and rewards program in Australia since October 2002 and intends to expand its program and operate it in the United States in 2005. The Company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

      Initial expenses for the Company will include: leasing suitable facilities in the United States; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the Company's United States operations; and, producing sufficient promotional materials.

      There is no guarantee that the Company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

      The Company's operation in Brisbane, Queensland, Australia currently employs approximately six people. The number of employees in Australia may increase by the end of 2005 if the Company is able to increase its operations and expand its customer base. If the Company is successful in raising additional capital, the Company plans to spend an additional amount during the next 12 months expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

      If the Company is successful in raising additional capital, the Company plans to enter the United States market in 2005, using the same technology and format as that used in Australia. The Company plans to set up an office and call center in an as yet to be determined location, and plans to duplicate the structure already in place in Australia. Initial expenses for the United States operations will include: leasing suitable facilities in the United States; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the Company's United States operations; and producing sufficient promotional materials. The Company has budgeted to spend $2.5 million dollars in developing the United States market.

      In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operations.

      There is no guarantee that the Company will be successful in its attempt to raise additional capital funds, above the $500,000 (approximately) raised in 2005, sufficient to meet its cash requirements for the next twelve months. If the Company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the Company will cease to do business.

      Significant Components of Operating Expense & Budgeted Expenses

      The Company's significant components of operation expense and their amounts during the year ended are: (1) costs associated with its marketing materials, (2) advertising costs, (3) lease expenses and (4) costs of staff. The Company has incurred expenses to produce and print its marketing materials send as information leaflets, letter box brochure and magazine inserts.

      Advertising cost will be incurred in the future and will be for print media advertising of the Company's program.

      The Company's lease expenses are comprised of its lease on its computer equipment and the lease on its office facilities.

      Costs of staff include salaries for the Company's four Call Centre staff and salary for the Company's Chief Executive Officer and a Director.

CRITIAL ACCOUNTING POLICIES

      1. Nature of Revenue Generating Activities

      The Company generates revenue by charging merchant members a dollar value per point for every point a consumer member earns with a merchant. The Company adds a margin to that amount and that margin constitutes the Company's revenue on each such transaction. Revenue is recognized when the Company actually receives payment from merchant members and not when the merchant member is invoiced for such points.

      2. Identification of Customers

      The Company has two types of members: 1) merchant members; and 2) consumer members. Merchant members are providers of goods and/or services and participate in the Company's program by awarding customers points in the program for purchases of goods and/or services from the merchant member. Consumer members earn points in the Company's program by purchasing goods and services from merchant members. Members are recognized by the Company when they register with the Company.

      3. Channels of Membership

      Both merchant members and consumer members register with the Company by calling the Company's call centre.

B.  OFF-BALANCE SHEET ARRANGEMENTS

      The Company has no off-balance sheet arrangement.

ITEM 7.  FINANCIAL STATEMENTS

      Attached hereto and filed as a part of this Annual Report on Form 10-KSB are our Consolidated Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On or about April 1, 2004, the Company's independent accountants, Forbush and Associates of Reno, Nevada, resigned as the Company's auditors. Forbush and Associates resigned because they were not registered with the Public Company Accounting Oversight Board and consequently its audit reports in connection with the Company's financial statements could not be included in the Company's filing with the Securities and Exchange Commission.

      During the most recent two (2) fiscal years, and any subsequent interim period, there have not been any disagreements with the Company's former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

ITEM 8A.  CONTROLS AND PROCEDURES

A.  DISCLOSURE CONTROLS AND PROCEDURES

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

B.   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. DIRECTORS AND  EXECUTIVE OFFICERS

      The names, ages and positions of the Company's Directors and Executive Officers are as follows:

Maxwell Thomas
Age: 44
CEO, CFO and Director
Served in all capacities since December 2003.
Term as a director: until resignation or replacement

Michael Sullivan
Age: 45
Director
Served as a director since December 2003.
Term as a director: until resignation or replacement

      1. Work Experience

      Maxwell A. Thomas, Age 44 (Chief Executive Officer and Chief Financial Officer). Mr. Thomas has been involved in the European and Australian travel industries for more than 20 years. Having worked in the travel industry in Europe for 20 years, Mr. Thomas returned to Australia in 1998 when he established a consultancy business. Over the last 5 years he has advised Australian travel companies entering international markets. Specifically, Mr. Thomas worked for Flight Centre LTD ASX FTL from 1998 to 1999 as a Special Projects Manager. From 1999 to 2000, Mr. Thomas worked as the Director of Marketing for Pangaea Corporation. From 2000 until 2002 he has developed the loyalty program which is the basis of the Company's program. From 2002 to present, he has actively worked at and promoted the Company's business.

      Michael Sullivan, Age 45 (Director). Mr. Sullivan has directed his career into the specialized area of travel publishing over the past 15 years. His background includes editing and managing regional newspapers in Australia for Rural Press Ltd and operating his own press photography business. Mr. Sullivan concentrated on travel and business magazine publishing throughout his seven years based in Hong Kong as Editor-in-Chief of the Times Publishing (Far East Trade Press) travel division, responsible for the travel industry magazine Travel News Asia, specialist executive travel title Arrival magazine, the annual Golf Vacations and in-room magazine Inn Asia (for Holiday Inns). Mr. Sullivan is a regular writer for the Economist Intelligence Unit and has written a regular piece for Time magazine since 1997. From 1997 to 1999 Mr. Sullivan was the Editor in Charge for Travel Publishing Pty Ltd based in Brisbane, Australia. From 1999 through the present, Mr. Sullivan has been a director of Post Haste Graphics and Screamer Media, both of which are involved in publishing digital printing in Brisbane, Australia.

C. FAMILY RELATIONSHIPS

      None.

D. INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

1. No bankruptcy petition has been filed by or against any business of which a director, person nominated to become a director, executive officer, promoter or control person of the Company was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

3. No director, officer or significant employee has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

4. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

E. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Section 15(a) Beneficial Ownership Reporting Compliance:

      Maxwell Thomas and Michael Sullivan, as officers and directors of the Company, as well as trustees of the Vieles Geld Trust and the Cutan Trust, respectively (each of which trusts are both principal shareholders of the Company) were each required to file Initial Statements of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. These Forms 3 were not timely filed. Each of these individuals has represented to the Company that he will complete the necessary filings.

F. CODE OF ETHICS

      The Company has adopted a Company Code of Ethics which is attached as an Exhibit hereto.

ITEM 10.  EXECUTIVE COMPENSATION

A. ALL COMPENSATION COVERED AND PERSONS COVERED

    Name of Individual or       Capacities in Which             Annual
    identity of Group           Remuneration was Recorded       Compensation
    ---------------------       -------------------------       ------------

    Maxwell A. Thomas           Chief Executive Officer         $100,000

    Michael Sullivan            Employee                        $ 20,000

      Mr. Thomas devotes his full time to the business of the Company and his annual compensation reflects that time commitment.

      Mr. Sullivan is a part time employee of the Company as well. His annual compensation reflects his part-time status. Mr. Sullivan devotes time equal to approximately one day per week to the Company's business.

      There were no arrangements pursuant to which any officer or director of the Company was compensated for the period prior to January 1, 2004 for any service provided as an Officer or Director. The Company has no arrangement to compensate directors for their services as directors.

B. REMUNERATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------- ------------------------------------------------------
ANNUAL COMPENSATION                                                       LONG TERM COMPENSATION

------------------------------------------------------------------------- ------------------------------------------------------
(a)                      (b)       (c)          (d)           (e)         (f)         (g)            (h)          (i)
NAME AND                 FISCAL    SALARY       BONUS         OTHER       RESTRICTED  SECURITIES     LTIP         ALL OTHER
PRINCIPAL POSITION       YEAR                                 ANNUAL      STOCK       UNDERLYING     PAYOUTS      COMPENSATION
                                                              COMPEN-     AWARDS      OPTIONS
                                                              SATION
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Maxwell Thomas, CEO      2005      $100,000     0             0           0           0              0            0
and CFO                  2004      0            0             0           0           0              0            0
                         2003      0            0             0           0           0              0            0
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------
Michael Sullivan,        2005      $20,000      0             0           0           0              0            0
Employee (and Director)  2004      0            0             0           0           0              0            0
                         2003      0            0             0           0           0              0            0
------------------------ --------- ------------ ------------- ----------- ----------- -------------- ------------ --------------

C. OPTION/SAR GRANTS TABLE

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                NUMBER OF
               SECURITIES            % OF TOTAL
               UNDERLYING           OPTIONS/SARS
                 OPTIONS/           GRANTED TO
               SARS GRANTED      EMPLOYEES IN FISCAL
NAME              (#)                  YEAR               EXERCISE OR BASE PRICE ($/SH)          EXPIRATION DATE
----           ------------      -------------------      ----------------------------           ---------------
N/A               N/A                   N/A                           N/A                               N/A

D. AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

              SHARES        VALUE       NUMBER OF SECURITIES UNDERLYING
              ACQUIRED ON   REALIZED    UNEXERCISED OPTIONS/SARS AT        VALUE OF UNEXERCISED IN-THE-MONEY
NAME          EXERCISE      ($)         YEAR-END (#)                       OPTIONS/SARS AT YEAR-END ($)
----          -----------   --------    -------------------------------    ---------------------------------
N/A            N/A           N/A        N/A                                N/A

E. LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                 LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

                                                          ESTIMATED FUTURE PYOUT UNDER NON-STOCK
                                                                     PRICE-BASED PLANS
                                                          ---------------------------------------
                                         PERFORMANCE OR
              (b) NUMBER OF SHARES,       OTHER PERIOD
              UNITE OR OTHER RIGHTS    UNTIL MATURATION     THRESHOLD      TARGET       MAXIMUM
  (a) NAME            (#)                  OR PAYOUT         ($ OR #)     ($ OR #)      ($ OR #)
   -------    ---------------------    -----------------    ---------     --------       -------

   N/A           N/A                    N/A                   N/A           N/A            N/A

F. COMPENSATION OF DIRECTORS

            The Company does not and has no arrangement to compensate directors for their services as directors.

G. EMPLOYMENT AGREEMENTS

      The Company currently has an employment agreement with its executive officer, Maxwell Thomas, which is in writing. Prior to January 1, 2005 Maxwell Thomas has not drawn a formal salary from the Company. Over the next twelve (12) months, however, he is expected to draw, as Chief Executive Officer and Chief Financial Officer a total annual compensation of $200,000. The Company does not currently have an employee stock option plan.

      Effective January 1, 2004, the Company entered into the written employment agreement with Mr. Thomas. Under the terms of this agreement the Company has agreed to employ Mr. Thomas as the Chief Executive Officer of the Company until such time as either the Company or Mr. Thomas terminates such employment. Mr. Thomas' base salary under the agreement is $200,000 per year an amount, which is subject to review after each year the agreement is in effect (of which amount he received nothing during 2004). The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.

      The Company has agreed to employ Mr. Sullivan on a part-time basis at an annual salary of $20,000. There is no written employment agreement between the Company and Mr. Sullivan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The Company does not have any equity compensation plan.

A. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The following table sets forth information as of the date of this Registration Statement with respect to the beneficial ownership of both the common and preferred shares of stock of the Company concerning stock ownership by (i) each Director, (ii) each Executive Officer, (iii) the Directors and Officers of the Company as a group and

(iv) each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class    Name and Address of               Amount of shares        Percent           Voting
                  Beneficial Owner of Shares        held by Owner           of Class          Power

Common            Cutan Trust                       3,480,000                 15.2%             4.6%
                  16 Moorgate Street
                  Macgregor
                  Queensland 4109
                  QLD Australia

Common            Vieles Geld Trust                 9,539,000                 41.7%            12.6%
                  16 Extasis Street
                  The Gap
                  Queensland 4061
                  Australia

Common            Lorraine Krueger                  1,740,000                 7.60%             2.3%
                  and Klaus Krueger, JTTEN
                  Level 1 164 Wharf St.
                  Brisbane 4000
                  QLD Australia

Common            Maxjam Pty Ltd                    2,609,000                 11.4%             3.4%
                  38 Edgewood David Ave.
                  Waitara 2077
                  NSW
                  Australia

                  Total                             17,368,000                75.9%            22.9%


SECURITY OWNERSHIP OF MANAGEMENT

Title of Class    Name and Address of               Amount of shares        Percent           Voting
                  Beneficial Owner of Shares        held by Owner           of Class          Power

Common            Maxwell A. Thomas                 9,539,000 (1)             41.7%           12.63%
                  CEO, Director
                  16 Extasis Street
                  The Gap
                  Queensland 4061
                  QLD Australia

Preferred         Maxwell A. Thomas                 1,000,000                  100%           66.18%
                  CEO, Director
                  16 Extasis Street
                  The Gap
                  Queensland 4061
                  QLD Australia


Common            Michael Sullivan                  3,480,000 (2)             18.9%            4.61%
                  Director
                  16 Moorgate Street
                  Macgregor
                  Queensland 4109
                  QLD Australia

Common            Officers, Directors               13,019,000                56.9%           83.37%
                  as a group

-----------------

            (1) Mr. Thomas is the trustee of the Vieles Geld Trust and the 9,539,000 shares reported by his name under the Security Ownership of Management section are the same 9,539,000 shares owned by The Vieles Geld Trust and reported in the 5% Shareholders section. The Company also issued 1,000,000 shares of Class A Preferred stock to Mr. Thomas. Because of the 50 votes for every share voting rights such preferred shares enjoy, Mr. Thomas' ownership of the preferred shares gives Mr. Thomas 50,000,000 votes on all matters coming before stockholders, and thus voting control on all matters upon which shareholders are entitled to vote. (Mr. Thomas and his family are the beneficiaries of the trust.)

            (2) Mr. Sullivan is the trustee of the Cutan Trust and the 3,480,000 shares reported by his name under the Security Ownership of Management section are the same 3,480,000 shares owned by the Cutan Trust and reported in the 5% Shareholders section. (Mr. Sullivan and his family are the beneficiaries of the trust).

      Maxjam Pty Ltd is owned and operated by Tony Gerrard of Sydney, Australia. Mr. Gerrard is not otherwise related to the Company.


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

a. Related Transactions

      1. The December 9, 2003 Maximum Awards Pty Ltd transaction

      On December 9, 2003, the Company entered into an Exchange Agreement with Maximum Awards Pty Ltd, an Australian company. At that time, Maximum Awards Pty Ltd was owned by thirty-three shareholders of the Company, including persons who are directors or officers of the Company, security holders owning 5% or more of the Company's common stock, security holders owning 5% or more of the Company's preferred shares of stock, or persons that are members of the immediate family of the aforementioned persons. As a result of this Agreement, the Company acquired 100% of the issued and outstanding ownership of Maximum Awards Pty Ltd., in exchange for 22,000,000 shares of common stock and 1,000,000 Class A preferred of Maximum Awards Inc. The property acquired consists of cash, a long-term lease for the

Company's facility in Brisbane and all personal and intellectual property associated with the operations of the Maximum Awards program. The 22,000,000 shares of stock were registered in the names of the shareholders of Maximum Awards Pty Ltd in proportion to their respective ownership interest in Maximum Awards Pty Ltd. As part of this transaction, the following shares were issued to security holders owning 5% or more of the Company's preferred shares of stock, including persons who are members of the immediate family of such persons, and including persons who are directors or officers of the Company or security holders owning 5% or more of the Company's common stock:

                                    Number of Shares         Number of Shares
      Name                          of Common Stock          of Preferred Stock
      ----                          ----------------         ------------------
      Max Thomas                                               1,000,000
      Lorraine &                     1,740,000
      Klaus Krueger
      Vieles Geld Trust              9,393,000
      Maxjam Pty Ltd                 2,609,000
      Raymond Gerrard                1,200,000
      Cutan Trust                    3,480,000
      Post Haste Pty Ltd             15,000

      Lorraine Krueger is the sister of Maxwell Thomas, the Company's Chief Executive Officer.

      Klaus Krueger is the brother-in-law of Maxwell Thomas, the Company's Chief Executive Officer.

      Maxwell Thomas, the Company's Chief Executive Officer, is the trustee and beneficiary of the Vieles Geld Trust.

      Maxjam Pty Ltd owns 5% or more of the Company's issued and outstanding shares of common stock. Maxjam Pty Ltd is owned and operated by Tony Gerrard of Sydney, Australia. Mr. Gerrard is not otherwise related to the Company. The Company's Chief Executive Officer, Maxwell Thomas, has no relationship with, or ownership or control of, Maxjam Pty Ltd. Any similarity in the names is purely coincidence.

      Raymond Gerrard is the father-in-law of Maxwell Thomas, the Company's Chief Executive Officer. Raymond Gerrard is not related to Tony Gerrard, though they have the same last name.

      Michael Sullivan, a director of the Company, is the trustee of the Cutan Trust, and controls Post Haste Pty Ltd as director and owner of 50% of the shares of Post Haste Pty Ltd.

      2. Employment Agreement with, and shares issued to, Maxwell Thomas

      Effective January 1, 2004, the Company entered into an employment agreement with Maxwell Thomas, the Company's Chief Executive Officer. Under the terms of this agreement the Company agrees to employ Mr. Thomas as the Chief Executive officer of the Company until such time as either the Company or Mr. Thomas terminate such employment. Mr. Thomas' base salary under the agreement is $100,000 per year, an amount which is subject to review after each year the agreement is in effect. The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.

      As part of the Company's acquisition of Maximum Awards Pty Ltd, 9,539,000 share of the Company's common stock were issued to the Vieles Geld Trust and 1,000,000 of the Company's Class A preferred stock were issued to Maxwell Thomas. The preferred stock has fifty votes per share on all matters that come before shareholders and thus gives Mr. Thomas effective voting control of the Company on all matters. Mr. Thomas is the trustee for the Vieles Geld Trust and therefore controls the voting of such shares.

      3. Employment Agreement with, and shares issued to, Michael Sullivan

      The Company has orally agreed to employ Mr. Sullivan on a part-time basis at an annual salary of $20,000. There is no written employment agreement between the Company and Mr. Sullivan.

      As part of the Company's acquisition of Maximum Awards Pty Ltd, 3,480,000 share of the Company's common stock were issued to the Cutan Trust. Mr. Sullivan is the trustee for the Cutan Trust and therefore controls the voting of such shares.

      4. The June 1, 2004 Travel Easy and Global Business Transactions

      On June 1, 2004, the Company acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd and Global Business Group Pty Ltd. These corporations are involved in the travel industry and mail order industries, respectively, and were acquired to add to the Company's rewards program operations by providing an in-house travel agency and consumer products retailer.

      Travel Easy is an Australian proprietary limited corporation. Travel Easy was organized under the law of the Province of Queensland, Australia on July 19, 2002. Travel Easy is engaged in the business of providing travel agent services and its operations are located in the Company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Travel Easy was owned by Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, a director of the Company. Under terms of the acquisition agreement between the Company and Mr. Thomas and Mr. Sullivan, the Company acquired Travel Easy for $1.00 Australian. Travel Easy now is a wholly-owned subsidiary of the Company.

      Global Business is also an Australian proprietary limited Corporation. Global Business was organized under the law of the Province of Queensland, Australia in June 2003. Global Business does business under the name Easy Shopper Direct and is engaged in the business of selling consumer goods on-line and through published catalogs and its operations are located in the Company's offices in Brisbane, Queensland, Australia. Prior to the Company's acquisition of Global Business in June

2004, Global Business was owned by Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, a director of the Company. Under terms of the acquisition agreement between the Company and Mr. Thomas and Mr. Sullivan, the Company acquired Global Business for $1.00 Australian. Mr. Thomas and Mr. Sullivan acquired their ownership of Global Business in June of 2003 from a corporation, Aussie Watchdog Pty Ltd, which had operated that business since 2000. Mr. Thomas and Mr. Sullivan were the only owners of Aussie Watchdog, having started what eventually became the operations of Global Business in Aussie Watchdog in 2000. Global Business now is a wholly-owned subsidiary of the Company.

      As part of this transaction, the Company assumed debts which Travel Easy and Global Business owed. Such debt were debts Travel Easy and Global Business owed the Company for operating expenses.

ITEM 13.  EXHIBITS AND INDEX OF EXHIBITS .

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. The Exhibits below are required by Item 601 of Regulation SB.

 Exhibit
    No.       Description

   2.1 Exchange Agreement between Maximum Awards, Inc. and Maximum Awards Pty Ltd., dated December 9, 2003 incorporated by reference as
              Exhibit 2 to the Form 10SB12G filed with the SEC on July 6, 2004

   3.1 Articles of Incorporation of Rising Fortune Incorporated, dated March 7, 1995 incorporated by reference as Exhibit 3 to the Form 10SB12G filed with the SEC on July 6, 2004

   3.3 Certificate of Amendment to the Articles of Incorporation of Rising Fortune Incorporated, dated December 5, 2003 incorporated by reference as Exhibit 3.1 to the Form 10SB12G filed with the SEC on July 6, 2004

   3.4 By-Laws of Rising Fortune Incorporated incorporated by reference as Exhibit 3.2 to the Form 10SB12G filed with the SEC on July 6, 2004

   3.5 Certificate of Registration for Maximum Awards Pty, Ltd., dated October 8, 2002 incorporated by reference as Exhibit 3.4 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   3.6 Certificate of Registration of Global Business Group Pty, Ltd., dated June 17, 2003 incorporated by reference as Exhibit 3.5 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   10.1 Consulting Agreement between Maximum Awards, Inc. and Kevin Murray, dated December 4, 2003 incorporated by reference as
              Exhibit 10.1 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   10.2 Employment Agreement between Maximum Awards, Inc. and Maxwell Thomas, dated January 1, 2004 incorporated by reference as Exhibit
              10.2 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   10.3 Share Purchase Agreement between Maxwell Thomas and Michael Sullivan (Global Business Group Pty, Ltd.) and Maximum Awards, Inc., dated June 1, 2004 incorporated by reference as Exhibit 10.3 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   10.4 Share Purchase Agreement between Maxwell Thomas and Michael Sullivan (Travel Easty Pty, Ltd.) and Maximum Awards, Inc., dated June 1, 2004 incorporated by reference as Exhibit 10.4 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   14         Code of Ethics of Maximum Awards, Inc., dated October 12, 2005

   16.1 Letter from Forbush and Associates, Certified Public Accountants, dated October 14, 2004 regarding termination as Certifying Accountant for Maximum Awards, Inc. incorporated by reference as
              Exhibit 16.1 to the Form 10SB12G/A filed with the SEC on July 25, 2005

   16.2 Letter from Forbush and Associates, Certified Public Accountants, dated April 15, 2005 regarding termination as Certifying Accountant for Maximum Awards, Inc. incorporated by reference as
              Exhibit 16.2 to the Form 10SB12G/A filed with the SEC on July 25, 2005

   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

         None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES


                                  2004         2003
SUMMARY:                          ----         ----
--------
Audit fees                       40,400       19,800
Audit related fees                3,000        3,000
Tax fees                            -            -
Other fees                          -            -
                           -------------------------
                                 43,400       22,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAXIMUM AWARDS, INC.

                              By: /s/ Maxwell Thomas
                                 -------------------------------
                                 Chief Executive Officer and
                                 Chief Financial Officer


                              Dated: October 27, 2005

                              MAXIMUM AWARDS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003





                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations and Comprehensive Loss                 F-3

Consolidated Statements of Changes in Stockholders' (Deficit) Equity         F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                              F-6 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
MAXIMUM AWARDS, INC.

         We have audited the accompanying consolidated balance sheets of MAXIMUM AWARDS, INC., as of December 31, 2004 and 2003 and the consolidated statements of changes in stockholders' (deficit) equity, operations and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXIMUM AWARDS, INC., as of December 31, 2004 and 2003, and the results of its operations and comprehensive loss, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                                 "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                  CHARTERED ACCOUNTANTS
July 7, 2005


MAXIMUM AWARDS, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003

                                                                         2004              2003

                                     ASSETS

CURRENT
    Cash                                                            $      14,160     $     15,763
    Cash held in escrow (note 4)                                            1,729            1,538
    Accounts receivable                                                    96,769           33,249
    Inventory                                                               5,192            4,495
    Prepaid and sundry assets                                              12,051           53,073
                                                                    ------------------------------

TOTAL CURRENT ASSETS                                                      129,901          108,118

FURNITURE AND EQUIPMENT (note 5)                                           10,886            4,672
                                                                    ------------------------------

TOTAL ASSETS                                                        $     140,787     $    112,790
                                                                    ==============================


                                   LIABILITIES

CURRENT
    Accounts payable and accrued charges                            $     236,666     $     36,913
    Deferred membership fee income                                              -            1,561
    Notes payable (note 6)                                                  5,575           27,366
    Liability for unredeemed points (note 4)                                1,729            1,538
    Advances from directors (note 7)                                       26,149            1,843
    Advances from related company (note 8)                                      -              453
                                                                    ------------------------------

TOTAL CURRENT LIABILITIES                                                 270,119           69,674
                                                                    ------------------------------

TOTAL LIABILITIES                                                         270,119           69,674
                                                                    ------------------------------

COMMITMENTS AND CONTINGENCIES (note 12)

                           STOCKHOLDERS' (DEFICIENCY)
                                     EQUITY

CAPITAL STOCK (note 9)                                                     26,527           25,958

ADDITIONAL PAID-IN CAPITAL                                                508,876          219,290

ACCUMULATED OTHER COMPREHENSIVE LOSS                                     (55,745)         (54,462)

ACCUMULATED DEFICIT                                                     (608,990)        (147,670)
                                                                    ------------------------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                    (129,332)           43,116
                                                                    ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                $     140,787     $    112,790
                                                                    ==============================


       (The accompanying notes are an integral part of these consolidated financial statements)

MAXIMUM AWARDS, INC.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2004 and 2003

                                                               2004              2003

REVENUE                                                    $   330,152      $    231,470

COST OF SALES                                                  109,884            67,861
                                                           -----------------------------

GROSS PROFIT                                                   220,268           163,609
                                                           -----------------------------

EXPENSES
    General and administrative                                 679,388           257,230
    Amortization                                                 1,648             1,237
                                                           -----------------------------

                                                               681,036           258,467
                                                           -----------------------------

LOSS FROM OPERATIONS                                         (460,768)          (94,858)
                                                           -----------------------------

    Provision for income taxes                                     552             3,417
                                                           -----------------------------

NET LOSS                                                     (461,320)          (98,275)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        (1,283)          (52,667)
                                                           -----------------------------

COMPREHENSIVE LOSS                                         $ (462,603)      $  (150,942)
                                                           =============================


BASIC AND FULLY DILUTED LOSS PER SHARE                     $    (0.02)      $      0.004
                                                           =============================


BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
   SHARES DURING THE YEAR                                   25,049,906        24,263,163
                                                           =============================


       (The accompanying notes are an integral part of these consolidated financial statements)


MAXIMUM AWARDS, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity Years Ended December 31, 2004 and 2003


                                                PREFERRED SHARES
                                         --------------------------------              COMMON SHARES
                                                    "SERIES A"                -------------------------------   ADDITIONAL
                                               NUMBER                            NUMBER                            PAID IN
                                            OF SHARES        PAR VALUE          OF SHARES        PAR VALUE         CAPITAL
                                         ----------------------------------------------------------------------------------

Balance, January 1, 2003                    1,000,000        $   1,000        24,957,950        $  24,958       $    2,167

        Capital contributed by
           shareholder of Maximum
           Awards PTY                               -                -                 -                -          179,523

        Pooling of Global Business
           Pty Ltd.'s equity                        -                -                 -                -           37,600

        Foreign exchange on
           translation                              -                -                 -                -                -

        Net loss                                    -                -                 -                -                -
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2003                  1,000,000        $   1,000        24,957,950        $  24,958       $  219,290
                                         ==================================================================================


Balance, January 1, 2004                    1,000,000        $   1,000        24,957,950        $  24,958       $  219,290

        Shares issued for
           cash                                     -                -           590,950              569          289,586

        Shares cancelled                            -                -           (22,000)               -                -

        Foreign exchange on translation             -                -                 -                -                -

        Net loss                                    -                -                 -                -                -
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2004                  1,000,000        $   1,000        25,526,900        $  25,527       $  508,876
                                         ==================================================================================



                                             ACCUMULATED                                TOTAL
                                                   OTHER                        STOCKHOLDERS'
                                           COMPREHENSIVE        ACCUMULATED         (DEFICIT)
                                                    LOSS            DEFICIT            EQUITY
                                         ----------------------------------------------------

Balance, January 1, 2003                     $   (1,795)       $   (49,395)       $  (23,065)

        Capital contributed by
           shareholder of Maximum
           Awards PTY                                 -                  -           179,523

        Pooling of Global Business
           Pty Ltd.'s equity                          -                  -            37,600

        Foreign exchange on
           translation                          (52,667)                 -           (52,667)

        Net loss                                      -            (98,275)          (98,275)
                                         ----------------------------------------------------

Balance, December 31, 2003                   $  (54,462)       $  (147,670)       $   43,116
                                         ====================================================


Balance, January 1, 2004                     $  (54,462)       $  (147,670)       $   43,116

        Shares issued for
           cash                                       -                  -           290,155

        Shares cancelled                              -                  -                 -

        Foreign exchange on translation          (1,283)                 -            (1,283)

        Net loss                                      -           (461,320)         (461,320)
                                         ----------------------------------------------------

Balance, December 31, 2004                   $  (55,745)       $  (608,990)       $ (129,332)
                                         ====================================================

       (The accompanying notes are an integral part of these consolidated financial statements)


MAXIMUM AWARDS, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

                                                                          2004             2003

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net loss                                                          $ (461,320)      $ (98,275)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Amortization                                                         1,648            1,237
       Accounts receivable                                               (63,520)         (26,500)
       Prepaid and sundry assets                                           41,022         (45,257)
       Inventory                                                            (697)          (3,884)
       Accounts payable and accrued charges                               197,967           12,882
       Deferred membership fee income                                     (1,561)         (37,348)
       Liability for unredeemed points                                        191            (483)
                                                                      ----------------------------

     Net cash used in operating activities                              (286,270)        (197,628)
                                                                      ----------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
       Repayment of notes receivable                                           -            21,391
       Purchase of equipment                                              (7,904)          (1,552)
                                                                      ----------------------------

    Net cash from (used in) operating activities                          (7,904)           19,839
                                                                      ----------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Increase (decrease) in advances from related company                 (453)                -
       Advances from directors                                             24,306                -
       Increase (decrease) in notes payable                              (21,791)           25,626
       Proceeds from additional paid in capital                                -           157,628
       Proceeds from issuance of capital stock                            290,155                -
                                                                      ----------------------------

     Net cash used in operating activities                                292,217          183,254
                                                                      ----------------------------

NET (DECREASE) INCREASE IN CASH                                           (1,957)            5,465

FOREIGN EXCHANGE ON CASH BALANCES                                             545            8,691

CASH - BEGINNING OF  YEAR                                                  17,301            3,145
                                                                      ----------------------------

CASH - END OF YEAR                                                    $    15,889      $    17,301
                                                                      ============================

CASH IS REPRESENTED BY THE FOLLOWING:

    Cash                                                              $    14,160      $    15,763

    Cash held in escrow                                                     1,729            1,538
                                                                      ----------------------------

                                                                      $    15,889      $    17,301
                                                                      ============================

       (The accompanying notes are an integral part of these consolidated financial statements)


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

      On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of the Company. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the shareholder of Maximum Awards (Pty) Ltd. controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Maximum Awards (Pty) Ltd. became the parent company for accounting purposes.

      On June 1, 2004, the Company, through its subsidiary, Maximum Awards (Pty) Ltd., acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd. ("Global Business") and Travel Easy Holidays Pty Ltd. ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder, who controls the Company and Maximum Awards (Pty) Ltd. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of the Company.

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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


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

      b)    Basis of Consolidation

            The merger of the Company and Maximum Awards (Pty) Ltd. has been recorded as the recapitalization of the Company, with the net assets of Maximum Awards (Pty) Ltd. and the Company brought forward at their historical basis. The intention of the management of Maximum Awards (Pty) Ltd. was to acquire the Company as a shell company to be listed on the OTC Bulletin Board. Management has not pursued the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

            As mentioned in Note 1, these consolidated financial statements include the financial position and results of operations of Global Business and Travel Easy.

            The comparative figures presented in these consolidated financial statements are those of the legal subsidiary, Maximum Awards (Pty) Ltd., Travel Easy and Global Business.

            The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the subsidiary at acquisition.


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      f)    Revenue Recognition (cont'd)

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

            The Company periodically provides incentive offers to it's customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by the customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company's historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in "Net sales."

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

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2004 and 2003, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      i)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                   Furniture and equipment        20%      Declining balance
                   Computer software              20%      Declining balance

      j)    Impairment of Long-Lived Assets

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analysed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in
            Note 2, the long-lived assets have been valued on a going concern basis. However, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


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

      n)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' (deficiency) equity, and consists of net loss and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


4.    CONSUMER REWARD POINTS PROGRAM

      The Company operated a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to a trustee. The trustee remits to the Company its portion of commission revenue and the balance of funds remain in a bank account managed by the trustee on behalf of the Company. The Company disclosed this cash amount in current assets, and a corresponding liability, being the underlying value of unredeemed points, as a current liability. As at December 31, 2004 the trustee held $1,729 (2003 - $1,538) in cash.

5.    FURNITURE AND EQUIPMENT

                                                                    2004                               2003
                                                             ACCUMULATED                        Accumulated
                                                  COST      AMORTIZATION             Cost      Amortization
                                           ----------------------------------------------------------------

      Office furniture and equipment       $    11,906         $   1,524        $   6,393         $   1,721

      Computer software                            737               233                -                 -
                                           ----------------------------------------------------------------

                                           $    12,643         $   1,757        $   6,393         $   1,721
                                           ----------------------------------------------------------------

      Net carrying amount                                      $  10,886                          $   4,672
                                                               ---------                          ---------


6.    NOTES PAYABLE

                                                                                     2004              2003

        A & D Bushell                                                           $       -         $  19,359
        K & L Krueger                                                               5,575             8,007
                                                                                ---------------------------

                                                                                $   5,575         $  27,366
                                                                                ===========================


       The notes are non-interest bearing, unsecured and have no specific terms of repayment.


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


7.    ADVANCES FROM DIRECTORS

                                                                                     2004              2003

      Notes payable to directors of the Company:

        Maxwell Thomas                                                          $  16,561         $   1,386
        Michael Sullivan                                                            8,000               457
        L. Thomas                                                                   1,588                 -
                                                                                ---------------------------

                                                                                $  26,149         $   1,843
                                                                                ===========================


      The notes are non-interest bearing, unsecured and have no specific terms of repayment.

8.    ADVANCES FROM RELATED COMPANY

                                                                                     2004              2003

        Aussie Watchdog (Pty) Ltd.                                              $       -         $     453

                                                                                ===========================

      The advances from a related company, controlled by a director of the Company are non-interest bearing, unsecured and have no specific terms of repayment.

9.    CAPITAL STOCK

        Authorized
          100,000,000      Common shares, par value of $0.001 per share
            10,000,000     Preferred shares, Series "A", par value of $0.001
                           per share, non-participating, voting rights of 50 votes per share

                                                                                     2004              2003

        Issued
             25,526,900    Common shares (2003 - 24,957,950)                    $  25,527         $  24,958
              1,000,000    Preferred shares, Series "A" (2003 - 1,000,000)          1,000             1,000
                                                                                ---------------------------

                                                                                $  26,527         $  25,958
                                                                                ===========================


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


9.    CAPITAL STOCK (cont'd)

      On November 19, 2003, the Company amended its authorized share capital to increase the number of its authorized common shares to 100,000,000 common shares and to create 10,000,000 preferred shares with a par value of $0.001 per share. The rights of the preferred shares are to be determined at the discretion of the directors.

      On December 5, 2003, the board of directors designated 1,000,000 Series "A" preferred shares. The Series "A" preferred shares are non-participating but carry 50 votes per share at a general meeting. The remaining 9,000,000 preferred shares have not as yet been designated.

      In 2003, the shareholder of Maximum Awards (Pty) Ltd. contributed $179,523 to fund operating expenses. The amount was recorded in equity of the legal subsidiary, Maximum Awards (Pty) Ltd., and it has been reflected as additional paid in capital upon consolidation.

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


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


10.   SEGMENTED INFORMATION

                                                                                             2004             2003
      Revenues by Segment:

        Maximum Awards - consumer rewards program                                     $    20,360       $   53,566
        Travel Easy - travel agency                                                       171,181          117,845
        Global Business - online shopping                                                 138,611           60,059
                                                                                      ----------------------------

      Consolidated Revenues                                                           $   330,152       $  231,470
                                                                                      ============================

      Operating (Loss) by Segment:

        Maximum Awards - consumer rewards program                                     $ (457,322)       $ (56,417)
        Travel Easy - travel agency                                                         9,762            7,934
        Global Business - online shopping                                                (13,208)         (46,375)
                                                                                      ----------------------------

      Consolidated Operating Loss                                                     $ (460,768)       $ (94,858)
                                                                                      ============================

      Assets by Segment:

        Maximum Awards - consumer rewards program                                     $    22,834       $   66,587
        Travel Easy - travel agency                                                        93,635           36,745
        Global Business - online shopping                                                  24,318            9,458
                                                                                      ----------------------------

      Consolidated Gross Assets                                                       $   140,787       $  112,790
                                                                                      ============================

      Total Liabilities by Segment:

        Maximum Awards - consumer rewards program                                     $   264,748       $   45,129
        Travel Easy - travel agency                                                       (7,757)            6,052
        Global Business - online shopping                                                  13,128           18,493
                                                                                      ----------------------------

      Consolidated Total Liabilities                                                  $   270,119       $   69,674
                                                                                      ============================


      Geographical information is not presented as the Company's consolidated operations occur in Australia.

      The Company does not earn any significant revenues from a single customer.


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


11.   INCOME TAXES

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

      The Company's current income taxes are as follows:

                                                                                             2004             2003
      Expected income tax recovery at the statutory rate of
        34%                                                                           $ (156,661)       $ (32,252)
      Australian income taxes                                                                 552            3,417
      Valuation allowance                                                                 156,661           32,252
                                                                                      ----------------------------

      Current income taxes                                                            $       552       $    3,417
                                                                                      ============================

      The Company has deferred income tax assets as follows:

                                                                                             2004             2003

      Deferred income tax assets                                                      $   186,320       $   49,046
      Valuation allowance                                                               (186,320)         (49,046)
                                                                                      ----------------------------

                                                                                      $         -       $        -
                                                                                      ============================


      As of December 31, 2004, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $548,000 (2003 - $143,000) that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003


12.   COMMITMENTS AND CONTINGENCIES

      The Company is committed to a lease obligation  expiring in December 2006.
      Future  minimum  annual  payments  (exclusive  of  taxes,   insurance  and
      maintenance costs) under these leases are as follows:

                              2005                          $   40,021
                              2006                              40,021
                                                            ----------

                                                            $   80,042
                                                            ==========




13.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      The Company had no cash flows from interest paid or income taxes paid for the years ended December 31, 2004 and 2003.

                                                        2004              2003

      Cash paid during the year for:

       Interest paid                                 $       -         $       -
       Income taxes paid                             $       -         $       -


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


