Form 10QSB
period 2005-09-30
MAXIMUM AWARDS INC
filed 2005-11-17
CIK 1282224

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

                          Commission File No. 000-50621


                              MAXIMUM AWARDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



       NEVADA                                            86-0787790
       -------                                           ----------
(State of organization)                     (I.R.S. Employer Identification No.)

         LEVEL 1, 164 WHARF STREET, BRISBANE, QUEENSLAND 4000, AUSTRALIA
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  617 33193110
               Registrant's telephone number, including area code



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 30,531,900 shares of common stock and 1,000,000 series "A" preferred stock outstanding, as of November 1, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






                              MAXIMUM AWARDS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
                             AND SEPTEMBER 30, 2004

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

         We have reviewed the accompanying interim consolidated balance sheets of MAXIMUM AWARDS, INC., as at September 30, 2005 and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2005 and 2004 and the interim consolidated statements of cash flows for the three and nine month periods ended September 30, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MAXIMUM AWARDS, INC. as at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended [not presented herein], and in our report dated July 7, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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


                                                "SF PARTNERSHIP, LLP"


TORONTO, CANADA                                 CHARTERED ACCOUNTANTS
November 12, 2005

MAXIMUM AWARDS, INC.
Interim Consolidated Balance Sheets
September 30, 2005 and December 31, 2004


                                                                 2005             2004

                                                          (Unaudited)      (Unaudited)

                                        ASSETS

CURRENT
    Cash                                                  $   136,020      $    14,160
    Cash held in Escrow (note 4)                                  250            1,729
    Accounts receivable                                        91,412           96,769
    Inventory                                                  12,108            5,192
    Prepaid and sundry assets                                      --           12,051
                                                          ----------------------------

TOTAL CURRENT ASSETS                                          239,790          129,901

FURNITURE AND EQUIPMENT (note 5)                               16,544           10,886
                                                          ----------------------------

TOTAL ASSETS                                              $   256,334      $   140,787
                                                          ============================

                                      LIABILITIES

CURRENT
    Accounts payable and accrued charges                  $   315,949      $   236,666
    Notes payable (note 6)                                      3,206            5,575
    Liability for unredeemed points                               250            1,729
    Advances from directors (note 7)                          162,213           26,149
                                                          ----------------------------

TOTAL CURRENT LIABILITIES                                     481,618          270,119
                                                          ----------------------------

TOTAL LIABILITIES                                             481,618          270,119
                                                          ----------------------------

                                 STOCKHOLDERS' DEFICIT

CAPITAL STOCK (note 8)                                         30,031           26,527

ADDITIONAL PAID-IN CAPITAL                                    857,871          508,876

ACCUMULATED OTHER COMPREHENSIVE LOSS                          (29,851)         (55,745)

ACCUMULATED DEFICIT                                        (1,083,335)        (608,990)
                                                          ----------------------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                         (225,284)        (129,332)
                                                          ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY      $   256,334      $   141,787
                                                          ============================



         (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Operations
Three & Nine Months Ended September 30, 2005 and September 30, 2004


                                                  THREE             THREE              NINE              NINE
                                                 MONTHS            MONTHS            MONTHS            MONTHS
                                              SEPTEMBER         SEPTEMBER         SEPTEMBER         SEPTEMBER
                                               30, 2005          30, 2004          30, 2005          30, 2004

                                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

REVENUE                                    $     57,973      $     56,819      $    197,752      $    181,318

COST OF SALES                                    30,811            18,135            86,583            55,261
                                           ------------      ------------      ------------      ------------

GROSS PROFIT                                     27,162            38,684           111,169           126,057
                                           ------------      ------------      ------------      ------------

EXPENSES
  General and administrative                    189,215            91,329           508,665           292,604
  Legal and professional fees                    52,509            15,000            72,509            98,073
  Interest                                          637               644             1,777             3,452
  Amortization                                      604               310             2,563               855
                                           ------------      ------------      ------------      ------------

                                                242,965           107,283           585,514           394,984
                                           ------------      ------------      ------------      ------------

OPERATING LOSS                                 (215,803)          (68,599)         (474,345)         (268,927)

  Provision for income taxes                         --                --                --             4,478
                                           ------------      ------------      ------------      ------------

NET LOSS                                       (215,803)          (68,599)         (474,345)         (273,405)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                     24,437             5,770            25,894             8,048
                                           ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                         $   (191,366)     $    (62,829)     $   (448,451)     $   (265,357)
                                           ============      ============      ============      ============

BASIC AND FULLY DILUTED LOSS PER SHARE           $0.008           $(0.003)           $0.018            $0.011
                                           ============      ============      ============      ============

  BASIC AND FULLY DILUTED WEIGHTED
    AVERAGE NUMBER OF SHARES                 26,311,000        25,058,283        25,717,000        25,001,005
                                           ============      ============      ============      ============



         (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and September 30, 2004


                                                                  SEPT 30,      Sept 30,
                                                                     2005           2004

                                                              (Unaudited)    (Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net (loss)                                                  $(474,345)     $(273,405)
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities
       Amortization                                                 2,563            855
       Accounts receivable                                          5,357        (17,289)
       Inventory                                                   (6,916)            --
       Prepaid and sundry assets                                   12,051         50,906
       Liability for unredeemed points                             (1,479)         1,968
       Accounts payable and accrued charges                        79,283         59,565
       Deferred membership fee income                                  --         (1,518)
                                                                ------------------------

    Net cash from (used in) operating activities                 (383,486)      (178,918)
                                                                ------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
       Purchase of equipment                                       (8,221)        (5,170)
                                                                ------------------------

    Net cash from (used in) investing activities                   (8,221)        (5,170)
                                                                ------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Notes payable                                               (2,369)        26,315
       Loans payable                                                   --         66,818
       Advances from directors                                    136,064             --
       Proceeds from issuance of capital stock                    352,499         91,057
                                                                ------------------------

    Net cash from (used in) financing activities                  486,194        184,190
                                                                ------------------------

NET INCREASE (DECREASE) IN CASH                                    94,487            102

FOREIGN EXCHANGE ON CASH BALANCES                                  25,894          7,129

CASH - BEGINNING OF PERIOD                                         15,889         17,301
                                                                ------------------------

CASH - END OF PERIOD                                            $ 136,270      $  24,532
                                                                ========================

CASH                                                            $ 136,020      $  21,101
CASH HELD IN ESCROW                                                   250          3,431
                                                                ------------------------

TOTAL CASH                                                      $ 136,270      $  24,532
                                                                ========================



         (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




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

            In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable
            Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial position.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
September 30, 2005
Unaudited




4.    CONSUMER REWARD POINTS PROGRAM

      The Company operated a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to a trustee. The trustee remits to the Company its portion of commission revenue and the balance of funds remain in a bank account managed by the trustee on behalf of the Company. The Company disclosed this cash amount in current assets, and a corresponding liability, being the underlying value of unredeemed points, as a current liability. As at September 30, 2005 the trustee held $250 (December 2004 - $1,729) in cash.


5.    FURNITURE AND EQUIPMENT

                                                  SEPTEMBER 30,                  December 31,
                                                           2005                          2004
                                                    ACCUMULATED                   Accumulated
                                            COST   AMORTIZATION           Cost   Amortization
                                         ----------------------------------------------------

      Office furniture and equipment     $20,105        $ 4,027        $11,906        $ 1,524
      Computer software                      719            253            737            233
                                         ----------------------------------------------------

                                         $20,824        $ 4,280        $12,643        $ 1,757
                                         ----------------------------------------------------

      Net carrying amount                               $16,544                       $10,886
                                                        =======                       -------


6.    NOTES PAYABLE

      The notes are non-interest bearing, unsecured and have no specific terms of repayment.


7.    ADVANCES FROM DIRECTORS

      The advances are non-interest bearing, unsecured and have no specific terms of repayment.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2005
Unaudited




8.    CAPITAL STOCK

        Authorized
            100,000,000    Common shares, par value of $0.001 per share
             10,000,000    Preferred shares, Series "A", par value of $0.001 per share, non-participating, voting rights of 50 votes per share


                                                                                  SEPTEMBER 30,        December 30,
                                                                                           2005                2004

        Issued
             29,031,900    Common shares (December 31, 2004 -
                           25,526,900)                                                 $ 29,031            $ 25,527
              1,000,000    Preferred shares, Series "A" (December 31,
                           2004 - 1,000,000)                                              1,000               1,000
                                                                                       ----------------------------

                                                                                       $ 30,031            $ 26,527
                                                                                       ============================


      The following transactions occurred during the 2004:

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

      On June 26, 2005, the Company issued 5,000 common shares for a cash consideration of $2,500; and, on September 10, 2005, the Company issued 3,500,000 common shares for a cash consideration of $350,000.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2005
Unaudited




9.    SEGMENTED INFORMATION

                                                        THREE         THREE          NINE         NINE
                                                       MONTHS        MONTHS        MONTHS       MONTHS
                                                         SEPT          SEPT          SEPT         SEPT
                                                         2005          2004          2005         2004
                                                    --------------------------------------------------

      Revenues by Segment:

      Maximum Awards - rewards program                  3,011         4,382        12,148        9,723
      Travel Easy - travel agency                      24,815        32,327        93,422       88,042
      Global Business - online shopping                30,147        20,110        92,182       83,553
                                                    --------------------------------------------------
      Consolidated revenues                            57,973        56,819       197,752      181,318
                                                    ==================================================

      Operating Earnings (Loss) by Segment:

      Maximum Awards - rewards program               (165,968)      (85,537)     (387,363)    (258,662)
      Travel Easy - travel agency                     (49,416)       16,802       (86,471)      (2,615)
      Global Business - online shopping                   419           136          (511)     (12,128)
                                                    --------------------------------------------------
      Consolidated operating loss                    (215,803)      (68,599)     (474,345)    (273,405)
                                                    ==================================================

      Total Assets by Segment:

                                                                                SEPTEMBER    SEPTEMBER
                                                                                     2005         2004

      Maximum Awards - rewards program                                            141,396       17,638
      Travel Easy -Travel agency                                                   85,030       78,343
      Global Business - online shopping                                            29,908       11,091
                                                                                ----------------------
      Total gross assets                                                          256,334      107,072
                                                                                ======================

      Total Liabilities by Segment

      Maximum Awards - rewards program                                            363,775      117,122
      Travel Easy -Travel agency                                                   96,321       30,905
      Global Business - online shopping                                            21,522       23,411
                                                                                ----------------------
      Total liabilities                                                           481,618      171,438
                                                                                ======================

      Geographical information is not presented as the Company's consolidated operations occur in Australia.

      The Company did not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2005
Unaudited




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

      The Company's current income taxes are as follows:

                                                                         NINE MONTHS        Nine Months
                                                                            SEPT 30,           Sept 30,
                                                                                2005               2004
      Expected Income tax recovery at statutory tax rate
        of 34%                                                            $ (161,388)        $  (92,957)
      Australian income taxes                                                     --              4,478
      Valuation allowance                                                    161,388             92,957
                                                                          -----------------------------

      Current income taxes                                                $       --         $    4,478
                                                                          =============================

      The Company has deferred income tax assets as follows:

                                                                            SEPT 30,       December 31,
                                                                                2005               2004

      Deferred income tax assets                                          $  367,924         $  186,320
      Valuation allowance                                                   (367,924)          (186,320)
                                                                          -----------------------------

                                                                          $       --         $       --
                                                                          =============================


      As of September 30, 2005, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $1,083,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2005
Unaudited




11.   RELATED PARTY TRANSACTIONS

      The following table summarizes the Company's related party transactions that occurred in the normal course of operations for the period, measured at the exchange amount:

                                                                                2005               2004

      At the end of the year, the advances due to and (from) related entities are as follows:

        Included in Advances from directors - amounts due
        to directors of the Company                                       $  162,213         $    2,296
                                                                          -----------------------------


12.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                         NINE MONTHS        Nine months
                                                                       SEPTEMBER 30,      September 30,
                                                                                2005               2004

        Cash paid during the period for:

        Interest paid                                                     $    1,777         $    3,452
                                                                          ----------         ----------
        Income taxes paid                                                         --              4,478
                                                                          ----------         ----------


13.   COMMITMENTS AND CONTINGENCIES

      The Company is committed to a lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:


                      2005                         $ 10,005
                      2006                           40,021
                                                   --------

                                                   $ 50,026
                                                   ========


14.   COMPARATIVE INFORMATION

      Certain of the prior year balances have been reclassified to conform to the current period's financial statement presentation.

MAXIMUM AWARDS, INC.
Notes to Consolidated Financial Statements
September 30, 2005
Unaudited




15.   SUBSEQUENT EVENTS

      In October 2005, the Company offered 1,750,000 common shares at an offering price of $0.10 per share to a group of investors. Such shares are issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares. All shareholders are "accredited investors" as that term is defined in the Securities Act of 1933 and the rules promulgated by the Securities and Exchange Commission.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS

         The Company was incorporated on March 7, 1995 under the name Rising Fortune Incorporated. The Company is a Nevada corporation.

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

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

         Revenues for the three months ended September 30, 2005 increased by $1,154 from $56,819 for the three months ended September 30, 2004 to $57,973 for the three months ended September 30, 2005. The increase was due to an increase in online shopping of $10,037 offset by a decrease in travel income of $7,512 and a decrease in reward program income of $1,371. The increase in online shopping income was a result of promotions with bank partners, while the decrease in travel income was the result of reduced advertising promotions due to financial limitations. The reduction in the rewards program income was a result of the Company no longer charging a membership fee.

         Cost of sales increased from 31.9% of sales for the three months ended September 30, 2004 to 53.1% of sales for the three months ended September 30, 2005. Gross profit was reduced by $11,522 from $38,684 for the three months ended September 30, 2004 to $27,162 for the three months ended September 30, 2005. The reduction was due to decreased sales and a reduced gross margin due to promotions.

         Overhead costs for the quarter increased by $135,727 from $107,238 for the quarter September 30, 2004 to $242,965 for the quarter ended September 30, 2005. General and administration costs increased by $70,695 due to the use of contract consultants in Travel Easy. Legal and professional fees increased by $37,509 due to company filing costs. Advertising costs were reduced by $15,616 due to cash limitations. Salaries increased by $46,128 mainly due to salaries which were not previously paid. Premises costs were reduced by $2,989.

         The Company incurred a net loss of $215,803 or $(0.01) per share based on 26,311,000 weighted average shares outstanding for the quarter ended September 30, 2005 compared to a loss of $68,554 or $(0.00) per share based on 25,058,000 weighted average shares outstanding for the quarter ended September 30, 2004.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

         Revenues for the nine months ended September 30, 2005 increased by $16,434 from $181,318 for the nine months ended September 30, 2004 to $197,752 for the nine months ended September 30, 2005. The increase was due to an increase in travel income of $5,380, an increase in reward program income of $8,629 and an increase in online shopping of $8,629. The increase in all sections of operations was a result of improved travel market conditions and bank promotions.

         Cost of sales increased from 30.4% of sales for the nine months ended September 30, 2004 to 43.7% of sales for the nine months ended September 30, 2005. Gross profit was reduced by $14,888 from $126,057 for the nine months ended September 30, 2004 to $111,169 for the nine months ended September 30, 2005. The reduction was due to a reduced gross margin because of promotions in the online shopping company.

         Overhead costs for the nine months increased by $190,530 from $394,984 for the nine months ended September 30, 2004 to $585,514 for the nine months ended September 30, 2005.

General and administration costs increased by $93,882 mainly due to the use of contract consultants in Travel Easy. Legal and professional fees decreased by $8,571 due to Company filing costs. Advertising costs decreased by $26,029 due to cash constraints. Salaries increased by $134,993 mainly due to salaries which were not paid in 2004. Premises costs were reduced by $4,935. Depreciation increased by $1,950 due to fixed assets additions, while interest expenses were reduced by $760 due to a reduction in notes payable.

         The Company incurred a net loss of $474,345 or $(0.01) per share based on 25,717,000 weighted average shares outstanding for the nine months ended September 30, 2005 compared to a loss of $273,405 or $(0.01) per share based on 25,001,000 weighted average shares outstanding for the nine months ended September 30,2004.

         Through the nine months ended September 30, 2005 we have relied on advances of approximately $133,695 from our principal note holders, trade payables of approximately $79,284, and proceeds of $352,500 from the sale of common stock to support our operations. As of September 30, 2005, the Company had approximately $136,020 of its own cash and cash equivalents and $250 cash held in escrow for unredeemed points. We plan to seek additional equity or debt financing of up to $3 million which we plan to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into the U.S. market.

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

         If the Company is successful in raising capital, the Company plans to enter the United States market towards the middle of 2006, using the same technology and format as that used in Australia. The Company plans to set up an office and call center in an as yet to be determined location, and plans to duplicate the structure already in place in Australia. Initial expenses for the United States operations will include: leasing suitable facilities in the United States; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the Company's United States operations; and producing sufficient promotional materials. The Company has budgeted to spend $2.5 million dollars in developing the United States market.

         There is no guarantee that the Company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

         The Company's operations in Brisbane, Queensland, Australia currently employs approximately eight people. The number of employees in Australia may increase through 2005 if the Company is able to increase its operations and expand its customer base. If the Company is successful in raising capital, the Company plans to spend an additional $200,000 during the next twelve months in expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

         In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operations.

         The Company expects to purchase approximately $300,000 in equipment in the next two years for call center operations.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 2005, the Company issued 3,500,000 shares of common stock for the total cash amount of $350,000. The issuance of these shares was made in reliance upon an exemption pursuant to Section 4(2) of the Act.

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



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 2005.


                               Maximum Awards Inc

                               /s/ Maxwell Thomas
                               ---------------------------
                               Maxwell Thomas
                               Chief Executive Officer and
                               Chief Financial Officer