Form 10KSB
period 2005-12-31
MAXIMUM AWARDS INC
filed 2006-04-17
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO______

                        COMMISSION FILE NUMBER 333-45241

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

Registrant had 32,451,900 shares of Common Stock, par value $0.001 per share, and 1,000,000 series "A" preferred stock outstanding as of April 13, 2006.


Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

                           FORWARD LOOKING STATEMENTS
                           --------------------------

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

Any reference to the "Company" or the "Registrant", "we", "our" or "us" means Maximum Awards, Inc.

                                Table of Contents
                                Form 10-KSB Index

                                     PART I
                                                                            PAGE
Item 1.     Description of Business.........................................   2
Item 2.     Description of Property.........................................  10
Item 3.     Legal Proceedings...............................................  10

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  11

Item 6.     Management's Discussion and Analysis or Plan of Operation.......  15

Item 7.     Financial Statements............................................  20

Item 8.     Changes In and Disagreements with Accountants of Accounting and Financial Disclosure....................................  20
Item 8A.    Controls and Procedures.........................................  21
Item 8B.    Other Information on Accounting and Financial Disclosure........  21

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............  22
Item 10.    Executive Compensation..........................................  24
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters..................  26
Item 12.    Certain Relationships and Related Transactions .................  28
Item 13.    Exhibits........................................................  31
Item 14.    Principal Accountant Fees and Services..........................  32
Signatures  ................................................................  33

                                     PART I
                                     ------

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

            a. The Maximum Awards Pty Ltd Transaction

      On December 9, 2003, the Company acquired 100% of the outstanding shares of Maximum Awards Pty Ltd, an Australian company engaged in the business of operating a consumer rewards program in exchange for 22,000,000 common shares and 1,000,000 preferred shares of the Company. In anticipation of this transaction the Company's Articles of Incorporation were amended on November 19, 2003 to change the name of the Company to Maximum Awards, Inc. At the same time the Company's Articles with regard to its capital stock were amended to authorize 110,000,000 shares of capital stock, 100,000,000 shares of which are common stock with a par value of $0.001 per share and 10,000,000 of which are shares of preferred stock with a par value of $0.001 per share. The shares of common were given the right to elect directors and vote on all other corporate matters which come before the shareholders. The preferred shares were given rights to be granted by the Company's board of directors. The board of directors then granted each share of preferred stock voting rights equal to 50 shares of common stock on all matters to be voted upon by the shareholders, thus vesting effective control of the Company in the preferred stock. The board also determined that preferred shares shall be non-participating and shall not be entitled to share in any dividends or in any proceeds on the liquidation of the Company. The acquisition of Maximum Awards Ltd resulted in a change of control of the Company and was accounted for a recapitalization of Maximum Awards Pty Ltd. The business of Maximum Awards Pty Ltd is now the business of the Company.

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

B.  BUSINESS OF ISSUER


1.       Principal Products and Services and Principal Markets

The Company's principal business is the operation of a loyalty rewards program, and the operation of a travel and on-line shopping centre.

A)  Loyalty and Rewards Program.

      The Company currently operates a loyalty and rewards program known as Myskymiles. The program was previously known as Maximum Awards. Under the loyalty rewards program, consumers earn points by purchasing products and services offered by the Company and its program partners. Accumulated points then can be redeemed in order to acquire additional desired products or services from the same list of such items offered by the Company. The Company operates its program in Australia and has done so under the name Maximum Awards since October 2002. The Company changed the program name to"Myskymiles" in 2005.

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

      Members who purchase products or services from program participating merchants earn points for every dollar that the member spends. Points are awarded based on the type of service or product purchased. The number of points awarded per dollar spent will vary from merchant to merchant. For example, a member purchasing a television using a program participating merchant might earn ten points for every dollar the television costs. Those points are assigned a value of $0.01 per point. Purchasing a $500 television would then earn the member 5,000 points with a value of $50.00. In this example the merchant awards 10 points for every dollar spent. Different merchants will award different points per dollar spent. However, the monetary value assigned to the point always is the same. That monetary value is $0.01 per point.

      As a member purchases products or services, the merchant member records the purchases and on a monthly basis reports the purchases to the Company. The Company then invoices the merchant member for the dollar value associated with the points the consumer earned from the purchase, plus a fraction of that dollar value. The Company also tracks the total points earned by each member. When the merchant member pays the invoice, the Company retains the added fraction amount for the Company's expenses and profit.. If a consumer fails to make at least one purchase during each twelve month period, or if that such consumer who has accrued points and fails to apply the accrued points for redemption, the consumer's accrued points will be forfeited and the case reserved for such points will revert to the Company.

      The Company's Membership Rewards loyalty program allows members to earn points that can be redeemed for a broad range of travel and retail merchandise. Merchandise or travel which is redeemed by the member is offset against the members points account. The Company establishes reserves to cover the cost of future reward redemptions. The provision for the cost of member rewards is based upon points awarded that are ultimately expected to be redeemed by members and the current weighted-average cost per point of redemption. The ultimate points to be redeemed are estimated based on many factors, including a review of past behavior of members segmented by product, year of enrollment in the program, spend level and duration in the program. Past behavior is used to predict when current enrollees will attrite and to predict their ultimate redemption rate. In addition, the cumulative balance sheet liability for unredeemed points is adjusted over time based on actual redemption and cost experience with respect to redemptions. Because the liability is based on many different factors as described above, any change in the mix of those factors would have an effect on the liability for unredeemed points. Since inception of the program, the company has not made any adjustments to the basis of its method for accounting for unredeemed points.

      A member can redeem earned points to purchase desired goods or services listed in the Company's catalog of available products and services. The Company subsidiary, Easy Shopper Direct, maintains a catalog of available goods and services which a member can obtain though a redemption of points. In addition, because one of the company's merchant members is a travel agency, Travel Easy, the consumer members can redeem their points for airline tickets or travel packages booked by the travel agent. Points may be redeemed on hotel accommodation, car hire, cruises, travel packages and even travel insurance. There are no blackout periods on air travel and availability of seats is the true availability. There are no artificial program restrictions such as those imposed by the airlines to protect their yield-per-seat figures. Maximum Awards also allows part-payment of redemption flights and travel products with cash.

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

      The Company intends to attract participating merchants by offering such merchants access to the Company's base of member consumers. As of January 2006, the company has relationships with five participating merchants. Those merchants are:

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

      Travel Easy Holidays is a wholly-owned subsidiary of the Company. Travel Easy is a travel agency which provides travel agency services to its clients, most of which are located in Australia. Under the terms of the Company's agreement with Travel Easy, the Company's consumer members who use Travel Easy services earn points in the Company's program based on the dollar amount such consumers spend on travel purchased from Travel Easy. Travel Easy, like Primus, reports the member's dollar usage to the Company. The Company then credits the member's account for the applicable number of points purchasaed by Travel Easy and invoices Travel Easy for the dollar value of the points.

      Easy Shopper Direct also is a wholly-owned subsidiary of the Company. Easy Shopper is an internet-based supplier of consumer goods. The Company's members can purchase consumers goods from Easy Shopper and earn points based on the item purchased and the dollar value spent on goods purchased from Easy Shopper Direct. As with Primus Telecom and Travel Easy, the Company invoices Easy Shopper for the dollar value of the points the member earns.

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

      While the Maximum Awards system is Internet-based, the Company also operates a call centre out of its offices in Brisbane. The call centre staff answers member questions and facilitates member points purchases. The Company uses commercial systems that have technological support available. Maximum Awards' operational system is based in a Sun Microsystems Solaris unit, run on UNIX. The website code is written in the PHP format and servers are PC-based, as are firewalls and back-up systems. Accounting and management work stations are Hewlett-Packard pavilion computers. The Company's call centre computers are IBM PCs while the telephone system is NEC PABX. Four full-time staff operate the call centre. The Company's web address is www.maximumawards.com which links to Global Business's web site, www.easyshopperdirect.com, where members are able to purchase goods. The awards website is myskymiles.com.

      The benefit of the Company's program to consumer members is the reward of points for being loyal to merchant members. The benefit to merchant members is an increased usage of products and services by consumer members. The Company earns a profit on its program by adding a margin of profit to the dollar value of points for which merchant members are invoiced.

B) Travel Agency

Travel Easy Holidays Pty Ltd is a wholly-owned subsidiary of the Company. Travel Easy is a travel agency which provides travel agency services to its clients, most of which are located in Australia. The travel agency has entered into contract with both The Commonwealth Bank of Australia and HSBC as a preferred supplier of travel services to the Banks credit card holders. Travel Easy Holidays also provides travel redemption to cardholders of HSBC.

Travel Easy Holidays does not operate as a store front travel agency, but instead derives its customer base from promotions made to bank cardholders, usually under special arrangements with airlines, tour groups, hotels chains and car rental groups.

Travel Easy does not do any direct advertising or marketing, but instead relies on its bank customers to do the marketing for it. This is done by way of flyers and special promotions mailed out at the banks expense to cardholders by the bank.

Travel Easy has a website which it uses to promote the company, and also makes use of the Company's rewards program, Myskymiles, as well as the online shopper website www.easyshopperdirect.com to create customer loyalty.

C) Online Shopper.

Global Business Group is a wholly-owned subsidiary of the Company and trades as Easy Shopper, an internet-based supplier of consumer goods. Members of the public can purchase consumers goods from Easy Shopper and, if they are members of Myskymiles, they can earn points for every dollar spent on goods purchased from Easy Shopper Direct.

Easy Shopper has entered into contract with the HSBC Bank in Australia as a preferred supplier of product to the Banks credit card holders. It is also an approved rewards redemption supplier for HSBC.

The company does not do any direct advertising or marketing, but instead rely's on its bank customers to do the marketing for it. This is done by way of flyers and special promotions mailed out, at the banks expense, to cardholders by the bank.


2.  Distribution methods of the products or services

A) Rewards. Due to the intangible nature of the points earned that are the product of the Company, there is no distribution of the product. The description for redemption of points is described above under "Principal products or services and their markets."

B) Travel Due to the intangible nature of the travel products sold to customers of the Company, there is no distribution of the product. Confirmation of the services delivered is completed through the issuance of a ticket or confirmation voucher which is presented by the client to the service provider.

C) Online Shopper. Products sold to customers through the online shopping company are delivered by the company through the services of a national courier service. These products are normally shipped by the Company from its in-house stock on a next day basis. Larger goods such as appliances and TV units are normally shipped direct from the manufacturer to the customer using a national delivery service contracted by the Company.


3.  Status of any publicly announced new product or service

     None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition

      The Company faces substantial competition from the loyalty programs offered by retailers, credit card companies, hotel groups and airlines. Retailers in Australia offer loyalty programs to their customers. One such retailer is Coles Myer which operates its "FlyBuys" point program. Under that program every time one of its participating customers shows the customer's FlyBuys card and spends a minimum of $5.00 at any participating FlyBuys business, the customer earns FlyBuys points. Once the customer has earned enough points, the customer can redeem or exchange those points for a FlyBuys awards. Many credit card companies also offer point programs for cardholders. For years airlines have offered frequent flyer type programs to passengers. Such programs are run by corporations with substantially greater resources and experience than the company possesses.

      The Company markets its reward product to both merchants/suppliers as well as consumers. Presently, the Company's marketing is limited to word of mouth from consumer member and advertising via the company's website. In the future the Company intends to utilize many different approaches, including point of sale materials, joint mailouts using merchants' data-bases, merchant awareness, news bulletins to members, media and radio advertising and graphically targeted letterbox drops and mailouts. Marketing to corporate users of the product will be done through selective mailouts and cold calls to corporate executives.

      The Company's travel and on-line shopper business is marketed through associations with the Commonwealth Bank of Australia and HSBC Bank Australia. The relationships with these banks allow the company to offer its products to the banks customers and cardholders through advertisements and special promotions listed in those banks monthly news letters and at the banks electronic teller and bank cash dispensing machines.


5. Sources and availability of raw materials and the names of principal suppliers

      None.


6.  Dependence on one or a few major customers

      The Company loyalty business currently is dependent on five merchant members who pay the Company for points which consumer members accumulate. Two of these merchant members are wholly-owned subsidiaries of the Company which remit funds to the Company per transaction on the same general terms as third party merchants. All of the Company revenue comes from these five merchant members. Though the Company intends to expand is base of merchant members and differentiate sources of revenues, there can be no assurance that the Company will be successful in such expansion. The failure of the Company to expand its base of merchant members likely will result in the failure of the Company as a going concern.

      The Company's travel and online shopper businesses are both dependent on the preferred merchant status with the Commonwealth Bank of Australia and the HSBC bank of Australia. Both of these banks provide the Company with access to their monthly promotional activities. In addition, the Company relies on the goodwill generated through the members of its loyalty program.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

      The Company has no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. The only licenses the Company has obtained are those normally associated with computer software.


8. Government Approval

      The Company's loyalty program and online shopping business does not require any governmental approval. The Travel Agency requires licensing by government.


9. Effect of existing or probable governmental regulations on the business

      Generally, the Company's business is subject to no more governmental regulation than any other business might be. That is, the Company is required to obtain business licenses from the city government in which the Company operates in Australia and must file annual lists of its officers and directors with the state of Nevada, the Company's state of incorporation.

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

      The Company is unaware of any probable governmental regulation which could impact on the Company's business. It is possible that regulation unforeseen by the Company could be promulgated which could unfavorably impact the Company's business. For example, the Company believes that any governmental regulation concerning the taxation of benefits accumulated in loyalty programs could have a serious negative impact on the Company's business. The probability of any such tax related regulation is unknown by the Company and the Company cannot predict such probability with any degree of reliability or certainty.


10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers

      The Company incurred research and development costs through December 31, 2005 amounting to $100,691. Such expenses included internet development, salaries, advertising and travel. Such expenses are passed on to the Company's merchant members. Such members pay for such expenses when the Company adds a margin of profit to the dollar value of points for which merchant members are invoiced.


11. Costs and effects of compliance with environmental laws (federal, state and local)

      None.

12.  Number of total employees and number of full time employees

      The Company and its subsidiaries employs a total of nine individuals as part of its operations. Three individuals form management and six individuals serve as sales and call centre staff in the Company's Brisbane operations. Management does anticipate changes in the number of employees over the next approximately six (6) months.


ITEM 2.  DESCRIPTION OF PROPERTY

A.  LOCATION, CONDITION OF PROPERTY, LIMITATIONS ON OWNERSHIP

      The Company's operational offices are located at Level 1, 164 Wharf Street, Brisbane, Queensland 4000, Australia. The office is fully equipped as a call centre and the phone system can be simultaneously used by up to 32 operators. The Company does not anticipate expanding it facilities for the remainder of 2006. Business, management and creative functions will be performed in the Company's Brisbane facility. Printing, mailing, warehousing, fulfillment and some design is outsourced.

      The Company leases it facilities in Brisbane. The Company pays $2,417 Australian per month for rent under the terms of the lease. The Company's lease is for a period of three (3) years. The lease will expire on December 31, 2007.

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

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

1.    The common stock of the Company is currently not trading.

2. (i) There is currently no Common Stock that is subject to outstanding options or warrants to purchase or securities convertible into, the company's common stock.

      (ii) On March 31, 2006 there were 32,451,900 shares of the company's stock issued and outstanding, of which 3,338,950 shares are free trading or could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

      Rule 144 provides an exemption and permits the public resale of restricted or control securities if a number of conditions are met, including how long the securities are held, the way in which they are sold, and the amount that can be sold at any one time. A shareholder who wants to sell restricted or control securities to the public, must follow the conditions set forth in Rule 144. The rule is not the exclusive means for selling restricted or control securities, but provides a "safe harbor" exemption to sellers. The rule's five conditions are summarized as follows:

1) Holding Period. Before a shareholder may sell restricted securities in the marketplace, the shareholders must hold them for at least one year. The one-year period holding period begins when the securities were bought and fully paid for. The holding period only applies to restricted securities. Because securities acquired in the public market are not restricted, there is no holding period for an affiliate who purchases securities of the issuer in the marketplace. But an affiliate's resale is subject to the other conditions of the rule.

      Additional securities purchased from the issuer do not affect the holding period of previously purchased securities of the same class. If a shareholder purchased restricted securities from another non-affiliate, the shareholder can tack on that non-affiliate's holding period to the shareholder's holding period. For gifts made by an affiliate, the holding period begins when the affiliate acquired the securities and not on the date of the gift. In the case of a stock option, such as one an employee receives, the holding period always begins as of the date the option is exercised and not the date it is granted.

2) Adequate Current Information. There must be adequate current information about the issuer of the securities before the sale can be made. This generally means the issuer has complied with the periodic reporting requirements of the Securities Exchange Act of 1934.

3) Trading Volume Formula. After the one-year holding period, the number of shares a shareholder may sell during any three-month period can't exceed the greater of 1% of the outstanding shares of the same class being sold, or if the class is listed on a stock exchange or quoted on Nasdaq, the greater of 1% or the average reported weekly trading volume during the four weeks preceding the filing a notice of the sale on Form 144. Over-the-counter stocks, including those quoted on the OTC Bulletin Board and the Pink Sheets, can only be sold using the 1% measurement.

4) Ordinary Brokerage Transactions. The sales must be handled in all respects as routine trading transactions, and brokers may not receive more than a normal commission. Neither the seller nor the broker can solicit orders to buy the securities.

5) Filing Notice With the SEC. At the time a shareholder places the shareholder's order, the shareholder must file a notice with the SEC on Form 144 if the sale involves more than 500 shares or the aggregate dollar amount is greater than $10,000 in any three-month period. The sale must take place within three months of filing the Form and, if the securities have not been sold, you must file an amended notice.

      If a shareholder is not an affiliate of the issuer and has held restricted securities for two years, the shareholder can sell them without regard to the above conditions.

B.  HOLDERS

      As of April 12, 2006, the company had approximately 171 stockholders of record.

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

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      None.

E. RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

      On December 9, 2003, the Company issued 22,000,000 common shares and 1,000,000 preferred series "A"shares in exchange for all of the issued and outstanding shares of Max Awards Pty Ltd. In addition the Company issued a total of 2,200,000 shares of its common stock as payment as a finders fee for securing the aquistion of Maximum Awards Pty Ltd. Such shares were issued in equal amounts of 1,100,000 to Kevin Murray and Mitchell Stough. All such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On March 28, 2004, the Company issued 15,000 shares of its common stock to Sharon Hooper in consideration for $5,000 in cash and 100,000 shares of its common stock to D.J. Heriot in consideration for $50,000 in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On October 31, 2004, the Company issued 44,000 shares of its common stock to N Martin, 100,000 shares of its common stock to N Bernhardt, 40,000 shares of its common stock to John Stark, and 14,200 shares of its common stock to James Fallon. All stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 10, 2004, the Company issued 40,000 shares of its common stock to W Stewart and 37,750 shares of its common stock to M Degenhart . All stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 23, 2004, the Company issued 90,000 shares of its common stock to Richard Stewart and 10,000 shares of its common stock to A Phyliss. All stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 31, 2004, the Company issued 100,000 shares of its common stock to Starberg Investments The stock was issued in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 31, 2004 the company accepted the return of 22,000 common shares from N Bernhardt.

      On June 21, 2005, the Company issued 5,000 shares of its common stock to L Sullivan in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On October 10, 2005, the Company issued 1,000,000 shares of its common stock to Laddcap Value Advisors and 500,000 shares of its common stock to Shadow Creek Capital LP. All stock was issued in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 1, 2005, the Company issued 250,000 shares of its common stock to D Sommerfield, 250,000 shares of its common stock to W Spiegal, 2,000,000 shares of its common stock to W Pollack, 250,000 shares of its common stock to S Distefano, 250,000 shares of its common stock to D Allen all issued in consideration for $0.10 per share paid in cash. In addition, the Company issued 500,000 shares of its common stock to P C Consulting as compensation for services rendered in raising capital for the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 21, 2005, the Company issued 150,000 shares of its common stock to M Douglas, 75,000 shares of its common stock to J Calverley, 100,000 shares of its common stock to B Aelicks, and 250,000 shares of its common stock to Axino All stock was issued in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On November 30, 2005, the Company issued 20,000 shares of its common stock to CreativEyedentity, 75,000 shares of its common stock to F Giarraputo and 250,000 shares of its common stock to M Winborn. All stock was issued in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 12, 2005, the Company issued 500,000 shares of its common stock to Michael Sullivan, a director of the Company and 50,000 shares of its common stock to R Tartagalia in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On December 21, 2005 the Company issued 50,000 shares of its common stock to Gladjay Pty Ltd and 50,000 of its common shares to R Tartagalia in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On January 19, 2006, the Company issued 100,000 shares of its common stock to D Mosher, and 200,000 shares of its common stock to J Briner. All stock was issued in consideration for $0.10 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On February 16, 2006, the Company issued 100,000 shares of its common stock to C Podrick in consideration for $0.50 per share paid in cash. Such shares were issued in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this Annual Report.

OVERVIEW

      1. Relevant Industry-Wide Factors

      Management believes that the industry in which the Company competes is impacted by economic factors such as fluctuations in prevailing interest rates. In this regard, increasing interest rates may negatively impact consumer spending. Decreased consumer spending would adversely impact the Company by reducing the accumulation of points by the Company's consumer members. The Company notes that reserve banks in both the United States and Australia have increased their prime lending rates in 2004 and 2005, and have indicated that continued rate increases in 2006 are possible. Continued increases in the prime lending rate could adversely impact the Company's ability to generate revenue. It is important to note that management cannot predict with any degree of accuracy how interest rates in the United States or Australia will vary in the future.

      Management notes that approximately half of the point redemptions its consumer members make are for travel. In addition, the Company's main source of revenue during 2005 was from travel commissions. A consumer's willingness to purchase travel products is impacted by not only general economic factors, but also impossible-to-predict factors such as terrorism and outbreaks of disease. For example, international terrorism in 2001 and the outbreak of SARS in 2003 decreased the demand for air travel. While a reduction in point redemption would not have a negative impact on the Company, decreased travel could impact a consumer member's accumulation of points in travel programs offered by merchant members. Such reductions could have a negative impact on the company's revenue. Such factors are impossible to predict and represent an unknowable threat to the Company's business.

      2. How the company Generates Revenue

      A) Rewards Program. The Company generates revenue by charging merchant members a dollar value per point for every point a consumer member earns with a merchant. The Company adds a margin to that amount and that margin constitutes the Company's revenue on each such transaction. Such margin is negotiated separately with each merchant and its size will generally reflect the anticipated dollar and transaction with such merchant where the Company merger will be reduced in higher volume relationship.

      B) Travel The Company generates revenue from travel operations through commissions paid by travel service providers.. These commissions vary between 2% for some domestic airlines to as high as 20% for some tour vacations. In some instances, the Company also receives a booking fee from the customer.

      C) Online Shopper Revenue for the online shopper operation is derived through the sale of product to members and the general product. The Company receives a markup margin of between 5% and 25% on the cost of the goods sold.

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

      The Company intends to address these concerns by:

      o Raising sufficient working capital via private placements of its shares of common stock. In 2005, the Company raised approximately $604,500 via private placement of its common stock;

      o Increasing its base of consumer rewards members via advertising paid for out of revenues and funds raised from the sale of capital stock;

      o Increasing its base of merchant members via advertising paid for out of revenues and funds raised from the sale of capital stock;

      o Increasing consumer member utilization of the company's program by making special product offers provided by merchant members.

      o Developing new bank channels whereby sale of points will be based on spending volume of the bank's credit and debit card customers.

      o Increasing travel and online shopper sales through strategic partnerships with banks.


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

RESULTS OF OPERATIONS

      Results for the year ended December 31, 2005.

      Revenues for the year ended December 31, 2005 decreased by $225 from $330,152 for the year ended December 31, 2004 to $329,927 for the year ended December 31, 2005. The decrease was due to a reduction in consumer rewards revenue of $7,320, and a decrease in Travel sales of $17,027 offset by an increase in Global Business online shopping income of $ 24,122. The reduction in Rewards program revenue is the result of the Company eliminating the membership fee for maintaining membership to the program, and the reduction in Travel commission income is due to a reduction in commissions received for domestic airline bookings. The reduction in sales of the Online shopping segment is a result of increased promotion.

      Cost of sales for the year ended December 31, 2005 amounted to $114,871, resulting in gross profit of $215,056. This compares to cost of sales for the year ended December 31, 2004 of $109,884, and a gross profit of $220,268. The cost of sales margin increased slightly during the year from 33.2% for 2004 against 34.8% for 2005. The increase is mainly due to the reduced membership income.

      Overhead costs for the year increased by $234,906 from $681,036 for the year ended December 31, 2004 to $915,942 for the year ended December 31, 2005. The increase in overhead costs was due to an increase in salaries and personnel costs of $226,377, an increase in advertising costs of $22,425, an increase in travel costs of $17,639 and an increase in legal costs of $31,052 offset by a reduction in general and administration expenses of $63,037. The increase in salaries is mainly due to 2005 being the first year of paying directors salaries. The increase in travel and advertising costs is due to expenditure incurred in repositioning the Company's marketing strategy for future expansion. The increase in legal costs is attributed to costs associated with positioning the companies for future expansion and costs associated with the Company's public listing. The reduction in general and administration costs is mainly due to a decrease in premises, consulting fees and lease costs.

      We incurred a net loss of $704,117 or $(0.03) per share based on 26,573,777 weighted average shares outstanding for the year needed December 31, 2005 compared to a loss of $461,320 or $(0.02) per share based on 25,049,906 weighted average shares outstanding for the year ended December 31, 2004.


      LIQUIDITY AND CAPITAL RESERVES

      The Company has operated its loyalty and rewards program in Australia since October 2002 and intends to expand its program and operate it in Europe in 2006. The company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

      Initial expenses for the company will include acquiring a suitable travel agency, leasing suitable facilities in Europe; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the company's European operations; and, producing sufficient promotional materials.

      There is no guarantee that the company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

      The company's operation in Brisbane, Queensland, Australia currently employs approximately 9 people. The number of employees in Australia may increase through 2006 if the company is able to increase its operations and expand its customer base. If the company is successful in raising capital, the company plans to spend an additional $200,000 during the next 12 months in expanding its Australian customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

      If the Company is successful in raising capital, the company plans to enter the European market in 2006, using the same technology and format as that used in Australia. The Company plans to set up an office and call center in the United Kingdom, and plans to duplicate the structure already in place in Australia. Initial expenses for the European operations will include acquiring a travel agency in the United Kingdom,; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the Company's European operations; and producing sufficient promotional materials. The Company has budgeted to spend $1.0 million dollars in developing the European market.

      In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operations.

      There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the company will cease to do business.

      Significant Components of Operating Expense & Budgeted Expenses

      The Company's significant components of operation expense and their amounts during the year ended are: (1) costs associated with its marketing materials, (2) advertising costs, (3) lease expenses (4) costs of staff. The company has incurred expenses to produce and print its marketing materials send as information leaflets, letter box brochure and magazine inserts.

      Advertising cost will be incurred in the future and will be for print media advertising of the Company's program.

      The Company's lease expenses are comprised of its lease on its computer equipment and the lease on its office facilities.

      Costs of staff include salaries for the company's six Call Centre staff and salary for the Company's Chief Executive Officer, Chief Operating officer for Australia and Office Manager.

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

       The Company generates revenue from travel operations through commissions paid by travel service providers. These commissions vary between 2% for some domestic airlines to as high as 20% for some tour vacations. In some instances, the Company also receives a booking fee from the customer.

      Online Shopper Revenue for the online shopper operation is derived through the sale of product to members and the general public. The Company receives a markup margin of between 5% and 25% on the cost of the goods sold


      2. Identification of Customers

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

      Travel and on-line shoppers customers could be customers from CBA and HSBC banks, consumers members of Myskymiles or members of the public.

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

ITEM 8A.  CONTROLS AND PROCEDURES

A.  DISCLOSURE CONTROLS AND PROCEDURES

      As of the date of the filing of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, a director of the Company, supervised and participated in this evaluation. Based on this evaluation, Messrs. Thomas and Sullivan concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls. Maxwell Thomas, the Company's Chief Executive Officer and Chief Financial Officer of the Company, supervised and participated in this evaluation. Based on this evaluation, Mr.Thomas concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were effective.


ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. DIRECTORS AND  EXECUTIVE OFFICERS

      The names, ages and positions of the company's Directors and Executive Officers are as follows:

Maxwell Thomas
Age: 45
CEO, CFO and Director
Served in both capacities since December 2003.
Term as a director: until resignation or replacement

Michael Sullivan
Age: 46
Director
Served as a director since December 2003.
Term as a director: until resignation or replacement

      1. Work Experience

      Maxwell A. Thomas, Age 45 (Chief Executive Officer and Chief Financial Officer). Mr. Thomas has been involved in the European and Australian travel industries for more than 20 years. Having worked in the travel industry in Europe for 20 years, Mr. Thomas returned to Australia in 1998 when he established a consultancy business. Over the last 5 years he has advised Australian travel companies entering international markets. Specifically, Mr. Thomas worked for Flight Centre LTD ASX FTL from 1998 to 1999 as a Special Projects Manager. From 1999 to 2000, Mr. Thomas worked as the Director of Marketing for Pangaea Corporation. From 2000 until 2002 he has developed the loyalty program which is the basis of the Company's program. From 2002 to present, he has actively worked at and promoted the Company's business.

      Michael Sullivan, Age 46 (Director). Mr. Sullivan has directed his career into the specialized area of travel publishing over the past 15 years. His background includes editing and managing regional newspapers in Australia for Rural Press Ltd and operating his own press photography business. Mr. Sullivan concentrated on travel and business magazine publishing throughout his seven years based in Hong Kong as Editor-in-Chief of the Times Publishing (Far East Trade Press) travel division, responsible for the travel industry magazine Travel News Asia, specialist executive travel title Arrival magazine, the annual Golf Vacations and in-room magazine Inn Asia (for Holiday Inns). Mr. Sullivan is a regular writer for the Economist Intelligence Unit and has written a regular piece for Time magazine since 1997. From 1997 to 1999 Mr. Sullivan was the Editor in Charge for Travel Publishing Pty Ltd based in Brisbane, Australia. From 1999 through the present, Mr. Sullivan has been a director of Post Haste Graphics and Screamer Media, both of which are involved in publishing digital printing in Brisbane, Australia.

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

E. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Section 15(a) Beneficial Ownership Reporting Compliance:

      Maxwell Thomas and Michael Sullivan, as officers and directors of the Company, as well as trustees of the Vieles Geld Trust and the Cutan Trust, respectively (each of which trusts are both principal shareholders of the Company) were each required to file Initial Statements of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. These Forms 3 were not timely filed. Each of these individuals is in the process of completing the necessary filings.


G. CODE OF ETHICS

The Company has adopted a Company Code of Ethics which is attached as an exhibit hereto


ITEM 10.          EXECUTIVE COMPENSATION

A. ALL COMPENSATION COVERED AND PERSONS COVERED

      Name of Individual or       Capacities in Which              Annual
      identity of Group           Remuneration was Recorded        Compensation
      ---------------------       -------------------------        ------------

      Maxwell A. Thomas           Chief Executive Officer          $200,000

      Michael Sullivan            Employee                         $ 10,000

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

B. Remuneration of Executive Officers

                                           Summary Compensation Table
------------------------------------------------------------------- --------------------------------------------------
                     Annual Compensation                                             Long Term compensation
------------------------------------------------------------------- --------------------------------------------------
(a)                       (b)      (c)        (d)     (e)            (f)          (g)          (h)       (i)
Name and Principal        Fiscal   Salary     Bonus   Other          Restricted   Securities   LTIP      All Other
Position                  year                        Annual         Stock        Underlying   Payouts   Compensation
                                                      Compensation   Awards       Options
------------------------ -------- ---------- ------- -------------- ------------ ------------ --------- --------------
Maxwell Thomas, CEO       2005     $200,000   0       0              0            0            0         0
and CFO                   2004     $0         0       0              0            0            0         0
                          2003     $0         0       0              0            0            0         0
------------------------ -------- ---------- ------- -------------- ------------ ------------ --------- --------------
Michael Sullivan,         2005     $10,000    0       0              0            0            0         0
Employee (and Director)   2004     $0         0       0              0            0            0         0
                          2003     $0         0       0              0            0            0         0
------------------------ -------- ---------- ------- -------------- ------------ ------------ --------- --------------

C. OPTION/SAR GRANTS TABLE
                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

              Number of
             Securities         % of Total
             Underlying        Options/SARs
              Options/          Granted to
                SARs           Employees in        Exercise or        Expiration
Name         Granted(#)         Fiscal Year      Base Price ($/Sh)       Date
----         ----------         -----------      -----------------       ----
N/A             N/A                N/A                N/A                N/A

D. AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                                     Value of
                                        Number of Securities      Unexercised
           Shares                      Underlying Unexercised     In-the-Money
         Acquired on      Value            Options/SARs at        Options/SARs
Name      Exercise      Realized ($)         Year-End (#)        at Year-End ($)
----      --------      ------------         ------------        ---------------

N/A         N/A             N/A                  N/A                  N/A


E. LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                 Long-Term Incentive Plan ("LTIP") Awards Table

                                                  Estimated Future Pyout under
                                                   Non-Stock Price-Based Plans
                                                 -------------------------------
                                  Performance
                                   or Other
             (b) Number of       Period Until
             Shares, Unite or     Maturation     Threshold    Target    Maximum
(a) Name     Other Rights (#)      or Payout      ($ or #)   ($ or #)   ($ or #)
--------     ----------------      ---------     ---------   --------   --------
   N/A            N/A                 N/A           N/A         N/A       N/A


F. COMPENSATION OF DIRECTORS

      The Company does not and has no arrangement to compensate directors for their services as directors.

G. EMPLOYMENT AGREEMENTS

      The Company currently has employment agreements with its executive officers, however, only the agreement between the Company and its chief executive officer, Maxwell Thomas, is in writing. All executive officers of the Company prior to January 1, 2005 have not drawn a formal salary from the company. Over the next twelve (12) months, however, each Executive Officer is expected to draw the following annual compensation during 2006. The Company does not currently have an employee stock option plan.

      Effective January 1, 2005, the Company has entered into an employment agreement with Mr. Thomas. Under the terms of this agreement the Company has agreed to employ Mr. Thomas as the chief executive officer of the Company until such time as either the Company or Mr. Thomas terminates such employment. Mr. Thomas' base salary under the agreement is $200,000 per year, an amount which is subject to review after each year the agreement is in effect. The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.

      The Company has agreed to employ Mr. Sullivan on a part-time basis at an annual salary of $10,000. There is no written employment agreement between the company and Mr. Sullivan.

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


Title of       Name and Address of          Amount of shares   Percent    Voting
Class          Beneficial Owner of Shares   held by Owner      of Class   Power
-----          --------------------------   -------------      --------   ------

Common         Cutan Trust                     3,480,000         10.7%      4.2%
               16 Moorgate Street
               Macgregor
               Queensland 4109
               QLD Australia

Common         Michael Sullivan                  500,000          1.5%      0.1%
               16 Moorgate Street
               Macgregor
               Queensland 4109
               QLD Australia

Common         Vieles Geld Trust               9,539,000         29.4%     11.6%
               16 Estasis Street
               The Gap
               Queensland 4061
               Australia

Common         Lorraine Krueger                1,740,000          5.4%      2.1%
               and Klaus Krueger, JTTEN
               Level 1 164 Wharf St.
               Brisbane 4000
               QLD Australia

Common         Maxjam Pty Ltd                  2,609,000          8.0%      3.1%
               38 Edgewood David Ave.
               Waitara 2077
               NSW
               Australia

               Total                          17,868,000         55.1%     21.7%

SECURITY OWNERSHIP OF MANAGEMENT

Title of       Name and Address of          Amount of shares   Percent    Voting
Class          Beneficial Owner of Shares   held by Owner      of Class   Power
-----          --------------------------   -------------      --------   ------

Common         Maxwell A. Thomas               9,539,000 (1)     29.4%     11.6%
               CEO, Director
               16 Extasis Street
               The Gap
               Queensland 4061
               QLD Australia

 Preferred     Maxwell A. Thomas               1,000,000          100%     60.6%
               CEO, Director
               16 Extasis Street
               The Gap
               Queensland 4061
               QLD Australia

Common         Michael Sullivan                3,995,000 (2)     12.3%      4.8%
               Director
               16 Moorgate Street
               Macgregor
               Queensland 4109
               QLD Australia

Common         Officers, Directors            13,534,000         41.7%     16.4%
               as a group

Preferred      Officers, Directors             1,000,000        100.0%     60.6%
               as a group

Total                                                                      77.0%


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

            (2) Mr. Sullivan is the trustee of the Cutan Trust and the 3,995,000 shares reported by his name under the Security Ownership of Management section comprise 3,480,000 shares owned by the Cutan Trust, 500,000 common shares held in the name of Michael Sullivan and 15,000 common shares of the Company held by Poste Haste Pty Ltd a corporation controlled by Mr Sullivan.

      Maxjam Pty Ltd is owned and operated by Tony Gerrard of Sydney, Australia. Mr. Gerrard is not otherwise related to the company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

a. Related Transactions

      1. The December 9, 2003 Maximum Awards Pty Ltd transaction

      On December 9, 2003, the Company entered into an Exchange Agreement with Maximum Awards Pty Ltd, an Australian company. At that time, Maximum Awards Pty Ltd was owned by thirty three shareholders of the Company, including persons who are directors or officers of the Company, security holders owning 5% or more of the Company's common stock, security holders owning 5% or more of the Company's preferred shares of stock or are member of the immediate family of such persons. As a result of this Agreement, the Company acquired 100% of the issued and outstanding ownership of Maximum Awards Pty Ltd., in exchange for 22,000,000 shares of common stock and 1,000,000 Class A preferred of Maximum Awards Inc. The property acquired consists of cash, a long-term lease for the Company's facility in Brisbane and all personal and intellectual property associated with the operations of the Maximum Awards program. The 22,000,000 shares of stock were registered in the names of the shareholders of Maximum Awards Pty Ltd in proportion to their respective ownership interest in Maximum Awards Pty Ltd. As part of this transaction, the following shares were issued to security holders owning 5% or more of the Company's preferred shares of stock including persons who are member of the immediate family of such persons including persons who are directors or officers of the Company, security holders owning 5% or more of the Company's common stock,:

                                 Number of Shares      Number of Shares
      Name                       of Common Stock       of Preferred Stock
      ----                       ----------------      ------------------
      Max Thomas                                          1,000,000
      Lorraine &                     1,740,000
      Klaus Krueger
      Vieles Geld Trust              9,393,000
      Maxjam Pty Ltd                 2,609,000
      Raymond Gerrard                1,200,000
      Cutan Trust                    3,480,000
      Michael Sullivan                 500,000
      Post Haste Pty Ltd                15,000

      Lorraine Krueger is the sister of Maxwell Thomas, the Company's chief executive officer.

      Klaus Krueger is the brother-in-law of Maxwell Thomas, the Company's chief executive officer.

      Maxwell Thomas, the Company's chief executive officer, is the trustee of the Vieles Geld Trust.

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

      Michael Sullivan, a director of the Company, is the trustee of the Cutan Trust, and controls Post Haste Pty Ltd as director and owner of 100% of the shares of Post Haste Pty Ltd.

      2. Employment Agreement with, and shares issued to, Maxwell Thomas

      Effective January 1, 2005, the Company entered into an employment agreement with Maxwell Thomas, the Company's chief executive officer. Under the terms of this agreement the Company agrees to employ Mr. Thomas as the chief executive officer of the Company until such time as either the Company or Mr. Thomas terminate such employment. Mr. Thomas' base salary under the agreement is $200,000 per year, an amount which is subject to review after each year the agreement is in effect. The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.

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

      3. Employment Agreement with, and shares issued to, Michael Sullivan

      The company has orally agreed to employ Mr. Sullivan on a part-time basis at an annual salary of $10,000. There is no written employment agreement between the Company and Mr. Sullivan.

      As part of the company's acquisition of Maximum Awards Pty Ltd, 3,480,000 shares of the company's common stock were issued to the Cutan Trust and 15,000 of the Company's common shares were issued to Poste Haste Pty Ltd. Mr. Sullivan is the trustee for the Cutan Trust and the sole shareholder of Poste Haste Pty Ltd and therefore controls the voting of such shares.

      In December 2005, the The Company issued 500,000 common shares to Mr Sullivan for a cash consideration of $50,000.

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

   10.3 Share Purchase Agreement between Maxwell Thomas and Michael Sullivan (Global Business Group Pty, Ltd.) and Maximum Awards, Inc., dated June 1, 2004 incorporated by reference as Exhibit 10.3 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   10.4 Share Purchase Agreement between Maxwell Thomas and Michael Sullivan (Travel EasY Pty, Ltd.) and Maximum Awards, Inc., dated June 1, 2004 incorporated by reference as Exhibit 10.4 to the Form 10SB12G/A filed with the SEC on November 8, 2004

   14         Code of Ethics of Maximum Awards, Inc., dated October 12, 2005

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

   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                  2005         2004
                                  ----         ----
SUMMARY:
Audit fees                      46,300       40,400
Audit related fees              11,500        3,000
Tax fees                          --          --
Other fees                        --          --
                               -------      -------
                                58,800       43,400

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAXIMUM AWARDS, INC.

                                              By:  /s/ Maxwell Thomas
                                                 -------------------------------
                                                 Maxwell Thomas
                                                 Chief Executive Officer

                                              Dated: April 13,  2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----

/s/ Maxwell Thomas              Chief Executive Officer           April 13, 2006
-------------------------       and Chief Financial Officer
Maxwell Thomas


/s/ Michael Sullivan            Director                          April 13, 2006
-------------------------
Michael Sullivan

                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations and Comprehensive Loss            F-3

Consolidated Statements of Changes in Stockholders' Deficit             F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Maximum Awards, Inc.:

         We have audited the accompanying consolidated balance sheets of Maximum Awards, Inc. (a Nevada corporation) and subsidiaries, as of December 31, 2005 and 2004, and the consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maximum Awards, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the results of their operations and comprehensive loss and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Toronto, Canada                                        CHARTERED ACCOUNTANTS
March 31, 2006

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

                                                         2005           2004
                                                         ----           ----
                                     ASSETS

Current
    Cash                                             $    42,206    $    14,160
    Cash held in escrow (note 4)                            --            1,729
    Accounts receivable                                   43,766         96,769
    Inventory                                             10,662          5,192
    Prepaid and expenses                                   9,509         12,051
                                                     -----------    -----------

Total Current Assets                                     106,143        129,901

Furniture and Equipment (note 5)                          21,285         10,886
                                                     -----------    -----------

Total Assets                                         $   127,428    $   140,787
                                                     ===========    ===========

                                   LIABILITIES

Current
    Accounts payable and accrued charges             $   190,557    $   236,666
    Note payable (note 6)                                   --            5,575
    Liability for unredeemed points (note 4)              15,744          1,729
    Due to related party (note 7)                         39,000           --
    Advances from directors (note 8)                      82,362         26,149
                                                     -----------    -----------

Total Current Liabilities                                327,663        270,119
                                                     -----------    -----------

Total Liabilities                                        327,663        270,119
                                                     ===========    ===========

                              STOCKHOLDERS' DEFICIT



Capital Stock (note 9)                                    33,052         26,527


Additional Paid-In Capital                             1,106,850        508,876

Accumulated Other Comprehensive Loss                     (27,030)       (55,745)

Accumulated Deficit                                   (1,313,107)      (608,990)
                                                     -----------    -----------

Total Stockholders' Deficit                             (200,235)      (129,332)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $   127,428    $   140,787
                                                     ===========    ===========



                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2005 and 2004


                                                        2005            2004
                                                        ----            ----

Revenue                                            $    329,927    $    330,152

Cost of Sales                                           114,871         109,884
                                                   ------------    ------------

Gross Profit                                            215,056         220,268

Expenses
    General and administrative                          649,909         636,014
    Salary to related parties (note 7)                  258,400          43,374
    Amortization                                          5,697           1,648
    Interest expense                                      1,485            --
                                                   ------------    ------------

                                                        915,492         681,036
                                                   ------------    ------------

Loss from Operations                                   (700,436)       (460,768)

                                                   ------------    ------------
    Provision for income taxes                           (3,681)           (552)
                                                   ------------    ------------

Net Loss                                               (704,117)       (461,320)

Foreign Currency Translation Adjustment                  28,715          (1,283)
                                                   ------------    ------------

Comprehensive Loss                                 $   (675,402)   $   (462,603)
                                                   ============    ============

Basic and Fully Diluted Loss per Share             $      (0.03)   $      (0.02)
                                                   ============    ============

Basic and Fully Diluted Weighted Average
   Number of Shares Outstanding During
   the Year                                          26,573,777      25,049,906
                                                   ============    ============



                 (The accompanying notes are an integral part of
                    these consolidated financial statements)


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended  December 31, 2005 and 2004



                           Preferred Shares
                       -----------------------         Common Shares                      Accumulated                      Total
                              "Series A"         -----------------------    Additional       Other                     Stockholders'
                          Number                   Number                    Paid in     Comprehensive   Accumulated    (Deficit)
                        of Shares    Par Value    of Shares    Par Value     Capital          Loss         Deficit        Equity
                       ----------   ----------   ----------   ----------   -----------   -------------   -----------   ------------
Balance, January 1,
 2004                   1,000,000   $    1,000   24,957,950   $   24,958   $   219,290   $     (54,462)  $  (147,670)  $     43,116

  Shares issued for
    cash                     --           --        590,950          569       289,586            --            --          290,155

  Shares cancelled           --           --        (22,000)        --            --              --            --             --

  Foreign exchange
    on translation           --           --           --           --            --            (1,283)         --           (1,283)

  Net loss                   --           --           --           --            --              --        (461,320)      (461,320)
                       ----------   ----------   ----------   ----------   -----------   -------------   -----------   ------------


Balance, December 31,
 2004                   1,000,000   $    1,000   25,526,900   $   25,527   $   508,876   $     (55,745)  $  (608,990)  $   (129,332)
                       ==========   ==========   ==========   ==========   ===========   =============   ===========   ============

Balance, January 1,
 2005                   1,000,000   $    1,000   25,526,900   $   25,527   $   508,876   $     (55,745)  $  (608,990)  $   (129,332)


  Shares issued for
   cash                      --           --      6,525,000        6,525       597,974            --            --          604,499

  Foreign exchange
   on translation            --           --           --           --            --            28,715          --           28,715

  Net loss                   --           --           --           --            --              --        (704,117)      (704,117)
                       ----------   ----------   ----------   ----------   -----------   -------------   -----------   ------------

Balance, December 31,
 2005                   1,000,000   $    1,000   32,051,900   $   32,052   $ 1,106,850   $     (27,030)  $(1,313,107)  $   (200,235)
                       ==========   ==========   ==========   ==========   ===========   =============   ===========   ============




                 (The accompanying notes are an integral part of
                    these consolidated financial statements)


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004




                                                                 2005         2004
                                                                 ----         ----
Cash Flows from Operating Activities
    Net loss                                                  $(704,117)   $(461,320)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Amortization                                               5,697        1,648
       Accounts receivable                                       53,003      (63,520)
       Prepaid expenses                                           2,542       41,022
       Inventory                                                 (5,470)        (697)
       Accounts payable and accrued charges                     (46,109)     197,967
       Deferred membership fee income                              --         (1,561)
       Liability for unredeemed points                           14,015          191
                                                              ---------    ---------

     Net cash used in operating activities                     (680,439)    (286,270)
                                                              ---------    ---------

Cash Flows from Investing Activities
       Purchase of equipment                                    (16,096)      (7,904)
                                                              ---------    ---------

    Net cash used in investing activities                       (16,096)      (7,904)
                                                              ---------    ---------
Cash Flows from Financing Activities
       Increase (decrease) in advances from related company        --           (453)
       Advances from directors                                   56,213       24,306
       Decrease in notes payable                                 (5,575)     (21,791)
       Proceeds from issuance of capital stock                  604,499      290,155
       Due to related party                                      39,000         --
                                                              ---------    ---------

     Net cash provided by financing activities                  694,137      292,217
                                                              ---------    ---------

Net Decrease in Cash                                             (2,398)      (1,957)

Foreign Exchange on Cash Balances                                28,715          545

Cash - beginning of year                                         15,889       17,301
                                                              ---------    ---------

Cash - end of year                                            $  42,206    $  15,889
                                                              =========    =========
Cash is Represented by the Following:

    Cash                                                      $  42,206    $  14,160

    Cash held in escrow                                            --          1,729
                                                              ---------    ---------
                                                              $  42,206    $  15,889
                                                              =========    =========

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



1.    Operations and Business

      Maximum Awards, Inc, formerly known as Rising Fortune Incorporated (the "Company"), was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between 1996 and 2000. In 2000, the Company entered into an agreement to distribute product. However, the agreement never materialized and the Company continued to remain inactive until November 18, 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc.

      On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of the Company in a reverse merger transaction. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the shareholder of Maximum Awards (Pty) Ltd. controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Maximum Awards (Pty) Ltd. became the parent company for accounting purposes.

      On June 1, 2004, the Company acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd. ("Global Business") and Travel Easy Holidays Pty Ltd. ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder, who controls the Company and Maximum Awards (Pty) Ltd. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of the Company.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



2.    Going Concern

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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


3.    Summary of Significant Accounting Policies

      a)    Basis of Financial Statement Presentation

            These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, under the accrual method of accounting, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

            The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the subsidiary at acquisition.

      c)    Unit of Measurement

            United States of America currency is being used as the unit of measurement in these financial statements.

      d)    Use of Estimates

            In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      e)    Inventory

            Inventory consists of goods purchased for resale. Inventory is stated at the lower of cost (first-in, first-out method) or net realizable value.

      f)    Revenue Recognition

            Consumer Reward Points Program
            Membership fee revenue represents annual membership fees paid by all of the Company's members. The Company accounts for membership fee income on a "deferred basis" whereby membership fee income is recognized ratably over the one-year life of the membership. The Company ceased charging a membership fee in 2004.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

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

      g)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The Company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income (loss) for the period.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2005 and 2004, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.

      i)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

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

      m)    Loss per Common Share

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

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

      q)    Recent Accounting Pronouncements

            In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

            In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

            In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

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


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



3.    Summary of Significant Accounting Policies (cont'd)

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

4.    Consumer Reward Points Program

      The Company operates a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company no longer maintains an escrow account for funds collected.

5.    Furniture and Equipment

                                                               2005                          2004
                                                        Accumulated                   Accumulated
                                                Cost   Amortization           Cost   Amortization
                                        ------------   ------------   ------------   ------------
      Office furniture and equipment    $     23,147   $      6,521   $     11,906   $      1,524
      Computer software                        5,177            518            737            233
                                        ------------   ------------   ------------   ------------

                                        $     28,324   $      7,039   $     12,643   $      1,757
                                        ------------   ------------   ------------   ------------
      Net carrying amount                              $     21,285                  $     10,886
                                                       ------------                  ------------

6.    Note Payable

      The note is non-interest bearing, unsecured and has no specific terms of repayment.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



7.    Related Party Balances and Transactions

      Related party transactions and balances were transacted with directors of the Company and a related party. During the year, the Company paid salaries to two directors and a related party for management services incurred. Transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

      The related party balance of $39,000 is owed to a shareholder of the Company for accounting services provided. The amount is non interest bearing and due on demand.

8.    Advances from Directors
                                                              2005        2004
                                                              ----        ----
      Notes payable to directors of the Company:

        Maxwell Thomas                                     $  42,336   $  16,561
        Michael Sullivan                                      40,026       8,000
        L. Thomas                                                  -       1,588
                                                           ---------   ---------
                                                           $  82,362   $  26,149
                                                           =========   =========

      The notes are non-interest bearing, unsecured and have no specific terms of repayment.


9.    Capital Stock

        Authorized

          10,000,000   Preferred shares, Series "A", par
                       value of $0.001 per share, non-
                       participating, voting rights of
                       50 votes per share

         100,000,000   Common shares, par value of
                       $0.001 per share

                                                              2005        2004
                                                              ----        ----
        Issued

           1,000,000   Preferred shares, Series "A"
                       (2004 - 1,000,000)                      1,000       1,000
          32,051,900   Common shares (2004 - 25,526,900)   $  32,052   $  25,527
                                                           ---------   ---------
                                                           $  33,052   $  26,527
                                                           =========   =========

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



9.    Capital Stock (cont')

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

      The following transactions occurred during 2004 and 2005:

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

      f) The Company cancelled 22,000 common shares on December 27, 2004.

      g) On June 21, 2005 the Company issued 5,000 common shares for a cash consideration of $2,500

      h) On October 10, 2005 the Company issued 1,500,000 common shares for a cash consideration of $150,000.

      i) On November 1, 2005 the Company issued 3,000,000 common shares for a cash consideration of $300,000 and 500,000 common shares for services rendered, valued at $50,000.

      j) On November 21, 2005 the Company issued 575,000 common shares for a cash consideration of $57,500.

      k) On November 30, 2005 the Company issued 345,000 common shares for a cash consideration of $34,500.

      l) On December 12, 2005 the Company issued 550,000 common shares for a cash consideration of $55,000.

      m) On December 21, 2005 the Company issued 50,000 common shares for a cash consideration of $5,000.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



10.   Segmented Information
                                                          2005         2004
                                                          ----         ----
Revenues by Segment:

        Maximum Awards - consumer rewards program      $  13,040    $  20,360
        Travel Easy - travel agency                      154,154      171,181
        Global Business - online shopping                162,733      138,611
                                                       ---------    ---------

      Consolidated Revenues                            $ 329,927    $ 330,152
                                                       =========    =========

      Operating (Loss) by Segment:

        Maximum Awards - consumer rewards program      $(571,219)   $(457,322)
        Travel Easy - travel agency                     (130,902)       9,762
         Global Business - online shopping                 1,685      (13,208)
                                                       ---------    ---------

      Consolidated Operating Loss                      $(700,436)   $(460,768)
                                                       =========    =========

      Assets by Segment:

        Maximum Awards - consumer rewards program      $  27,674    $  22,834
        Travel Easy - travel agency                       44,956       93,635
        Global Business - online shopping                 54,798       24,318
                                                       ---------    ---------

      Consolidated Gross Assets                        $ 127,428    $ 140,787
                                                       =========    =========

      Total Liabilities by Segment:

        Maximum Awards - consumer rewards program      $ 251,968    $ 264,748
        Travel Easy - travel agency                       41,800       (7,757)
        Global Business - online shopping                 33,895       13,128
                                                       ---------    ---------

      Consolidated Total Liabilities                   $ 327,663    $ 270,119
                                                       =========    =========


      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



11.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                           2005         2004

      Expected income tax recovery at the
        statutory rate of 34%                            $(255,148)   $(156,661)
      Australian income taxes                                3,681          552
       Valuation allowance                                 255,148      156,661
                                                         ---------    ---------

      Current income taxes                               $   3,681    $     552
                                                         =========    =========

      The Company has deferred income tax assets as follows:

                                                           2005         2004

      Deferred income tax assets                         $ 443,000    $ 186,320
      Valuation allowance                                 (443,000)    (186,320)
                                                         ---------    ---------

                                                         $      -     $      -
                                                         =========    =========

      As of December 31, 2005, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $1,302,000 (2004 - $548,000) that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004



12.   Commitments and Contingencies

      The Company is committed to a lease obligation expiring in December 2006. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are as follows:

                              2006             $  29,004
                                               ---------

13.   Supplemental Disclosure of Cash Flow Information

      The Company had cash flows from interest paid or income taxes paid for the years ended December 31, 2005 and 2004 as follows:

                                                           2005         2004

      Cash paid during the year for:

       Interest paid                                     $   1,485    $      -
                                                         ---------    ---------

       Income taxes paid                                 $     861    $      -
                                                         ---------    ---------

14.   Subsequent Events

      In January 2006, the Company offered 400,000 common shares at an offering price of $0.10 per share to a group of investors. Such shares are issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares. All shareholders are "accredited investors" as that term is defined in the Securities Act of 1933 and the rules promulgated by the Securities and Exchange Commission.

 15.  Comparative Information

      Certain prior year balances have been reclassified to conform with the current year's financial statement presentation