Form 10QSB
period 2006-03-31
MAXIMUM AWARDS INC
filed 2006-05-15
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended  March 31, 2006

                              Commission File No.


                              Maximum Awards, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)



        Nevada                                           86-0787790
(State of organization)                     (I.R.S. Employer Identification No.)


         Level 1, 164 Wharf Street, Brisbane, Queensland 4000, Australia
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  61 73 3193110

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

There are 32,452,900 shares of common stock and 1,000,000 series "A" preferred stock outstanding, as of May 15, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                    UNAUDITED







                                    CONTENTS

Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets                                            2

Interim Consolidated Statements of Operations and Comprehensive Loss           3

Interim Consolidated Statements of Cash Flows                                  4

Notes to Financial Statements                                             5 - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maximum Awards, Inc.:

         We have reviewed the accompanying interim consolidated balance sheet of Maximum Awards, Inc. (a Nevada corporation) and subsidiaries, as of March 31, 2006, and the interim consolidated statements of operations and comprehensive loss for the three month periods ended March 31, 2006 and 2005, and the interim consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim consolidated financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maximum Awards, Inc. as at December 31, 2005 and 2004, and consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2005 [not presented herein], and in our report dated March 31, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

         The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Toronto, Canada                                  CHARTERED ACCOUNTANTS
May 15, 2006

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005




                                                            2006           2005
                                                      (Unaudited)      (Audited)

                                     ASSETS
Current
    Cash                                             $    47,723    $    42,206
    Accounts receivable                                   45,286         43,766
    Inventory                                              8,606         10,662
    Prepaid expenses                                      20,623          9,509
                                                     -----------    -----------


Total Current Assets                                     122,238        106,143

Furniture and Equipment (note 5)                          24,491         21,285
                                                     -----------    -----------

Total Assets                                         $   146,729    $   127,428
                                                     ===========    ===========

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities         $   191,329    $   190,557
    Notes payable (note 6)                               158,031           --
    Liability for unredeemed points                       18,659         15,744
    Due to related party (note 7)                         36,984         39,000
    Advances from directors (note 8)                      83,521         82,362
                                                     -----------    -----------

Total Current Liabilities                                488,524        327,663
                                                     -----------    -----------

Total Liabilities                                        488,524        327,663
                                                     -----------    -----------

                              STOCKHOLDERS' DEFICIT

Capital Stock (note 9)                                    33,452         33,052

Additional Paid-In Capital                             1,186,451      1,106,850

Accumulated Other Comprehensive Loss                     (30,220)       (27,030)

Accumulated Deficit                                   (1,531,479)    (1,313,107)
                                                     -----------    -----------

Total Stockholders' Deficit                             (341,796)      (200,235)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $   146,729    $   127,428
                                                     ===========    ===========




                (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Statements of Operations and Comprehensive Loss Three Months Ended March 31, 2006 and March 31, 2005



                                                           2006            2005
                                                     (Unaudited)     (Unaudited)

Revenues                                           $    105,217    $     64,088

Cost of Sales                                            50,795          22,696
                                                   ------------    ------------

Gross Profit                                             54,422          41,392
                                                   ------------    ------------

Expenses
    General and administrative                          260,355         184,598
    Legal and professional fees                          10,000          15,641
    Amortization                                          1,319             963
                                                   ------------    ------------

Total Expenses                                          271,674         201,202
                                                   ------------    ------------

Operating Loss                                         (217,252)       (159,810)
                                                   ------------    ------------

Other (Expense):
    Interest                                             (1,120)           (420)
    Provision for income tax                               --              --
                                                   ------------    ------------

Net Loss                                               (218,372)       (160,230)
                                                   ------------    ------------

Foreign Currency Translation Adjustment                  (3,190)         (1,089)
                                                   ------------    ------------

Comprehensive Loss                                 $   (221,562)   $   (161,319)
                                                   ============    ============


Basic and Fully Diluted Loss per Share             $     (0.007)   $     (0.006)
                                                   ============    ============

Basic and Fully Diluted Weighted Average Number
   of Shares Outstanding During the Period           32,336,343      25,526,900
                                                   ============    ============



                (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and  March 31, 2005

                                                            2006          2005
                                                      (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
    Net Loss                                          $ (218,372)   $ (160,230)
    Adjustments to reconcile net loss income to net
       cash used in operating activities
       Amortization                                        1,319           963
       Accounts receivable                                (1,520)       (2,415)
       Inventory                                           2,056        (1,177)
       Prepaid Expenses                                  (11,114)       12,051
       Liability for unredeemed points                     2,915           (67)
       Accounts payable and accrued charges                  773        91,268
                                                      ----------    ----------

    Net cash used in operating activities               (223,943)      (59,607)
                                                      ----------    ----------

Cash Flows from Investing Activities:
       Purchase of equipment                              (4,525)       (8,391)
                                                      ----------    ----------

    Net cash used in investing activities                 (4,525)       (8,391)
                                                      ----------    ----------

Cash Flows from Financing Activities:
       Increase in notes payable                         158,032        22,784
       Advances from related parties                      (2,016)         --
       Issuance of Common Stock                           80,000          --
       Advances from directors                             1,159        62,560
                                                      ----------    ----------

    Net cash provided by financing activities            237,175        85,344
                                                      ----------    ----------

Net Increase in Cash                                       8,707        17,346

Foreign Exchange on Cash Balances                         (3,190)         (952)

Cash - beginning of period                                42,206        15,889
                                                      ----------    ----------

Cash - end of period                                  $   47,723    $   32,283
                                                      ----------    ----------
Cash                                                  $   47,723        30,621
Cash Held in Escrow                                         --           1,662
                                                      ----------    ----------

Total Cash                                            $   47,723    $   32,283
                                                      ==========    ==========


                (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



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

      On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 Series "A" preferred shares of the Company in a reverse merger transaction. The Series "A" preferred shares are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the principal shareholder of Maximum Awards (Pty) Ltd. controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Maximum Awards
      (Pty) Ltd. became the parent company for accounting purposes.

      On June 1, 2004, the Company acquired 100% of the issued and outstanding share capital of both Global Business Group Australia (Pty) Ltd. ("Global Business") and Travel Easy Holidays (Pty) Ltd. ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder who controls the Company and Maximum Awards (Pty) Ltd. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of the Company with the net assets of Maximum Awards
      (Pty) Ltd. and the Company brought forward at their historical basis.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



3.    Summary of Significant Accounting Policies (cont'd)

      b)    Basis of Consolidation

            The reverse merger of the Company and Maximum Awards (Pty) Ltd. has been recorded as the recapitalization of the Company, with the net assets of Maximum Awards (Pty) Ltd. and the Company brought forward at their historical basis. The intention of the management of Maximum Awards (Pty) Ltd. was to acquire the Company as a shell company to be listed on the OTC Bulletin Board. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

            As mentioned in Note 1, these interim consolidated financial statements include the financial position and results of operations of Global Business and Travel Easy.

            The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the subsidiary at acquisition.

      c)    Unit of Measurement

            The United States dollar is being used as the unit of measurement in the accompanying financial statements.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



3.    Summary of Significant Accounting Policies (cont'd)

      f)    Revenue Recognition

            Consumer Reward Points Program

            The Company recognizes commission income from a participating vendor when the participating vendor commits to purchasing points from the Company and collectibility is reasonably assured.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



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

      g)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The Company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Translation adjustments are included in other comprehensive income (loss) for the period.

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2006, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.

      i)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

               Furniture and equipment        20%          Declining balance
               Computer software              20%          Declining balance

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



3.    Summary of Significant Accounting Policies (cont'd)

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



3.    Summary of Significant Accounting Policies (cont'd)

      p)    Segment Reporting

            SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve three reportable segments based on the companies being consolidated: Maximum Awards, Inc. - a consumer rewards program; Travel Easy Holidays (Pty) Ltd. - a travel agency; and Global Business Group (Pty) Ltd. - an online shopping business.

      q)    Recent Accounting Pronouncements

            In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFAS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



3.    Summary of Significant Accounting Policies (cont'd)

      In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change

      In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)


4.    Consumer Reward Points Program

      The Company operates a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services from various vendors who are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company no longer maintains an escrow account for funds collected.


5.    Furniture and Equipment

                                                         March 31,                  December 31,
                                                              2006                          2005
                                                       Accumulated                   Accumulated
                                               Cost   Depreciation           Cost   Depreciation
                                       ------------   ------------   ------------   ------------
      Office furniture and equipment   $     28,228   $      7,646   $     23,147   $      6,521
      Computer software                       4,310            401          5,177            518
                                       ------------   ------------   ------------   ------------


      Net carrying amount                             $     24,491                  $     21,285
                                                      ------------                  ------------

6.    Notes Payable

      The notes are interest bearing at 10% per annum. One of the notes amounting to $147,031 is secured by a floating charge over the Company's assets. The note is repayable on demand after January 31, 2007, and can be converted into common shares at $0.50 per share. A separate note amounting to $11,000 is interest free with no fixed date for repayment.


7.    Related Party Balances and Transactions

      Related party transactions and balances were transacted with directors of the Company and a related party. During the year, the Company paid salaries to two directors and a related party for management services. Transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

      The related party balance of $36,984 as of March 31, 2006, is owed to a shareholder of the Company for accounting services provided. The amount is non interest bearing and due on demand.


MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)


8.    Advances from Directors

                                                                                     March 31,   December 31,
                                                                                          2006           2005
      Notes payable to directors of the Company:
         Maxwell Thomas                                                           $     66,727   $     42,336
         Michael Sullivan                                                               16,794         40,026
                                                                                  ------------   ------------
                                                                                  $     83,521   $     82,362
                                                                                  ============   ============


      The notes are non-interest bearing, unsecured, and have no specific terms of repayment.


9.   Capital Stock

        Authorized

         10,000,000    Preferred shares, Series "A", par value of $0.001 per share, non-participating, voting rights of 50 votes per share
        100,000,000    Common shares, par value of $0.001 per share


                                                                                     March 31,   December 31,
                                                                                          2006           2005

        Issued
          1,000,000    Preferred shares, Series "A"
                       (December 31 2005 - 1,000,000)                             $      1,000   $      1,000
         32,452,900    Common shares (December 31, 2005 -32,051,900)                    32,452         32,052
                                                                                  ------------   ------------

                                                                                  $     33,452   $     33,052
                                                                                  ============   ============

      The following transactions occurred during 2005 and 2006:

      a) On June 21, 2005 the Company issued 5,000 common shares for a cash consideration of $2,500.

      b) On October 10, 2005 the Company issued 1,500,000 common shares for a cash consideration of $150,000.

      c) On November 1, 2005 the Company issued 3,000,000 common shares for a cash consideration of $300,000 and 500,000 common shares for services rendered, valued at $50,000.

      d) On November 21, 2005 the Company issued 575,000 common shares for a cash consideration of $57,500.

      e) On November 30, 2005 the Company issued 345,000 common shares for a cash consideration of $34,500.

      f) On December 12, 2005 the Company issued 550,000 common shares for a cash consideration of $55,000.

      g) On December 21, 2005 the Company issued 50,000 common shares for a cash consideration of $5,000.

      h) On January 19, 2006 the Company issued 300,000 common shares for a cash consideration of $30,000.

      i) On February 16, 2006 the Company issued 100,000 common shares for a cash consideration of $50,000.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



10.   Segmented Information
                                              Three Months    Three Months
                                                     Ended           Ended
                                                 March 31,       March 31,
                                                      2006            2005
      Revenues by Segment:

  Maximum Awards - consumer rewards program   $      3,595    $      3,089
  Travel Easy - travel agency                       51,543          36,293
  Global Business - online shopping                 50,079          24,706
                                              ------------    ------------

Consolidated Revenues                         $    105,217    $     64,088
                                              ============    ============


Operating (Loss) by Segment:

  Maximum Awards - consumer rewards program   $   (169,882)   $   (151,670)
  Travel Easy - travel agency                      (48,359)         (2,723)
  Global Business - online shopping                    989          (5,417)
                                              ------------    ------------

Consolidated Operating Loss                   $   (217,252)   $   (159,810)
                                              ============    ============


Assets by Segment:
                                                 March 31,    December 31,
                                                      2005            2005

  Maximum Awards - consumer rewards program   $     35,964    $     27,674
  Travel Easy - travel agency                       71,857          44,956
  Global Business - online shopping                 38,908          54,798
                                              ------------    ------------

Consolidated Gross Assets                     $    146,729    $    127,428
                                              ============    ============

Total Liabilities by Segment:

  Maximum Awards - consumer rewards program   $    393,390    $    251,968
  Travel Easy - travel agency                       55,118          41,800
  Global Business - online shopping                 40,017          33,895
                                              ------------    ------------

Consolidated Total Liabilities                $    488,525    $    327,663
                                              ============    ============


      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.


MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



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

      The Company's current income taxes are as follows:

                                                                Three Months    Three Months
                                                                       Ended           Ended
                                                                   March 31,       March 31,
                                                                        2006            2005
      Expected Income tax recovery at statutory tax rate of
        34%                                                     $    (73,368)   $    (55,828)
      Valuation allowance                                             73,368          55,828
                                                                ------------    ------------


      Current income taxes                                      $       --      $       --
                                                                ============    ============


      The Company has deferred income tax assets as follows:
                                                                   March 31,       March 31,
                                                                        2006            2005

      Deferred income tax assets                                $    519,825    $    262,820
      Valuation allowance                                           (519,825)       (262,820)
                                                                ------------    ------------
                                                                $       --      $       --
                                                                ============    ============

      As of March 31, 2006, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $1,528,000 that may be offset against future taxable income over the next 20 years. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)



12.   Commitments and Contingencies

      The Company is committed to a lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under this lease are $21,753.



13.   Supplemental Disclosure of Cash Flow Information:

                                                    Three Months    Three Months
                                                           Ended           Ended
                                                       March 31,       March 31,
                                                            2006            2005

       Cash paid during the period for:

       Interest paid                                $       --      $       --
       Income taxes paid                            $       --      $       --


14.   Comparative Information

      Certain of the prior period balances have been reclassified to conform with the current period's financial statement presentation.

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

Because both Travel Easy and Global Business were acquisitions under common control, the financial statements have been prepared by including the accounts of both Travel Easy and Global Business and have been accounted as a business combination with the net assets of Maximum Awards (Pty) Ltd. and the Company brought forward at their historical basis. . The financial statements, including the comparatives, reflect the accounts of Maximum Awards, Travel Easy and Global Business.

Results for the three months ended March 31, 2006.

         Revenues for the three months ended March 31, 2006 increased by $41,129 from $64,088 for the three months ended March 31, 2005 to $105,217 for the three months ended March 31, 2005. The increase was due to an increase in travel income of $15,250, an increase in online shopping of $25,373 and an increase in reward program income of $506. The increase in travel and online shopping income was a result of advertising promotions and preferred customer agreements with banking loyalty programs.

         Cost of sales reduced from 52.5% of sales for the three months ended March 31, 2005 to 48.7% if sales for the three months ended March 31, 2006. Gross profit increased by $17,099 from $41,392 for the three months ended March 31, 2005 to $54,422 for the three months ended March 31, 2006. The increase was due to increased sales and an improved gross margin.

         Overhead costs for the quarter increased by $71,172 from $201,622 for the quarter March 31, 2005 to $272,794 for the quarter ended March 31, 2006. General and administration costs increased by $40,491 mainly due to increased travel expense, legal and professional fees reduced by $5,000, advertising costs increased by $4,379, salaries increased by $34,942 and premises costs reduced by $4,695. The increase in costs is attributed to costs associated with increased revenue and expenses associated with initiating European operations. The reduction in legal fees was due to costs associated with the Company's securities filing in 2005.

         We incurred a net loss of $218,372 or $(0.007) per share based on 31,336,343 weighted average shares outstanding for the quarter ended March 31 2006 compared to a loss of $160,230 or $(0.006) per share based on 25,526,900 weighted average shares outstanding for the quarter ended March 31,2005

         Through the three months ended March 31,2006 we have relied on advances of approximately $147,031 from our principal note holders, and proceeds of $80,000 from the sale of common stock to support our operations. As of March 31, 2006, the Company had approximately $47,723 of its own cash and cash equivalents. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into Europe.

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

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

32.1  Certification   of  Maxwell   Thomas   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10Q-SB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this nd day of August, 2005.

                               Maximum Awards Inc

                               /s/ Maxwell Thomas
                               -------------------------------
                               Maxwell Thomas
                               Chief Executive Officer and
                               Chief Financial Officer