Form 10QSB
period 2006-06-30
MAXIMUM AWARDS INC
filed 2006-08-18
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                  REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

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

                                  61 738 312316
                                  -------------
               Registrant's telephone number, including area code




Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 32,451,900 shares of common stock and 1,000,000 series "A" preferred stock outstanding, as of August 17, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2006
                                AND JUNE 30, 2005

                                    UNAUDITED






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets                                            2

Interim Consolidated Statements of Operations and Comprehensive Loss           3

Interim Consolidated Statements of Cash Flows                                  4

Notes to Interim Consolidated Financial Statements                        5 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maximum Awards, Inc. and Subsidiaries:

         We have reviewed the accompanying interim consolidated balance sheets of Maximum Awards, Inc. (a Nevada corporation) and its subsidiaries, as of June 30, 2006 and the interim consolidated statements of operations and comprehensive loss for the three months and six months periods ended June 30, 2006 and 2005, and the interim consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maximum Awards, Inc. and Subsidiaries as at December 31, 2005 and 2004, and consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the year ended December 31, 2005 [not presented herein], and in our report dated March 31, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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





Toronto, Canada                                    CHARTERED ACCOUNTANTS
August 13, 2006

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
                                                         June 30         Dec 31
                                                            2006           2005
                                                     (Unaudited)      (Audited)
                                                     -----------    -----------

                                     ASSETS
Current
    Cash                                             $    40,091    $    42,206
    Accounts receivable                                   43,368         43,766
    Inventory                                              9,740         10,662
    Prepaid expenses                                      16,546          9,509
                                                     -----------    -----------

Total Current Assets                                     109,745        106,143

Furniture and Equipment (note 5)                          23,795         21,285
                                                     -----------    -----------

Total Assets                                         $   133,540    $   127,428
                                                     ===========    ===========


                                   LIABILITIES

Current
    Accounts payable and accrued charges             $   242,309    $   190,557
    Notes payable (note 6)                               257,255           --
    Liability for unredeemed points                       21,178         15,744
    Due to related party (note 7)                         50,583         39,000
    Advances from directors (note 8)                      88,819         82,362
                                                     -----------    -----------

Total Current Liabilities                                660,144        327,663
                                                     -----------    -----------

Total Liabilities                                        660,144        327,663
                                                     -----------    -----------

                              STOCKHOLDERS' DEFICIT

Capital Stock (note 9)                                    33,452         33,052

Additional Paid-In Capital                             1,186,451      1,106,850

Accumulated Other Comprehensive Loss                     (41,755)       (27,030)

Accumulated Deficit                                   (1,704,752)    (1,313,107)
                                                     -----------    -----------

Total Stockholders' Deficit                             (526,604)      (200,235)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $   133,540    $   127,428
                                                     ===========    ===========


                (The accompanying notes are an integral part of these interim consolidated financial statements)


MAXIMUM AWARDS INC.
Interim Consolidated Statements of Operations and Comprehensive Loss
Three Months and Six Months Periods Ended June 30, 2006 and June 30, 2005

                                               Three Months     Three Months      Six Months       Six Months
                                              June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                              -------------    -------------    -------------    -------------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenue                                             179,075           76,371          284,292          139,779

Cost of Sales                                        54,584           33,318          105,379           55,772
                                              -------------    -------------    -------------    -------------
Gross Profit                                        124,491           43,053          178,913           84,007

Expenditure
    General and administrative                      276,621          136,066          536,976          319,450
    Legal and professional fees                      14,840            4,366           24,840           20,000
    Amortization                                      1,577              996            2,896            1,959
                                              -------------    -------------    -------------    -------------
Total Expense                                       293,038          141,428          564,712          341,409

Operating Loss                                     (168,548)         (98,375)        (385,799)        (257,402)

Other (Expense)
    Interest                                          4,726              720            5,846            1,140
    Provision for income tax                           --               --               --               --

Net Loss                                           (173,273)         (99,095)        (391,645)        (258,542)
                                              -------------    -------------    -------------    -------------
    Foreign currency translation
     adjustment                                         489            2,546           (2,701)           1,457
Comprehensive Loss                                 (172,784)         (96,549)        (394,346)        (257,085)
                                              -------------    -------------    -------------    -------------

Basic and Fully Diluted
    Loss per share                            $        0.01    $        0.01    $        0.01    $        0.01

Basic and Fully Diluted
Weighted Average

    Number of shares outstanding during the
      period                                     32,451,900       25,529,400       32,393,107       25,528,150


                (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS INC.
Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and June 30, 2005

                                                           2006           2005
                                                    (Unaudited)      (Audited)
                                                    -----------    -----------

Cash Flows from Operating Activities
    Net loss                                        $  (391,645)   $  (258,542)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Amortization                                       2,896          1,959
       Accounts receivable                                  398          7,397
       Inventory                                            922            989
       Prepaid and sundry assets                         (7,037)        12,051
       Liability for unredeemed points                    5,434           (979)
       Accounts payable and accrued charges              63,336         74,254
                                                    -----------    -----------

    Net cash used in operating activities              (325,696)      (162,871)
                                                    -----------    -----------
Cash Flows from Investing Activities
       Purchase of equipment                             (5,406)        (7,980)
                                                    -----------    -----------

    Net cash used in investing activities                (5,406)        (7,980)
                                                    -----------    -----------
Cash Flows from Financing Activities
       Advances from directors                            6,457        125,737
       Proceeds from notes payable                      257,255         41,086
       Proceeds from issuance of capital stock           80,000          2,500
                                                    -----------    -----------

    Net cash provided by financing activities           343,712        169,323
                                                    -----------    -----------

Net Increase (Decrease) in Cash                          12,610         (1,528)

Foreign Exchange on Cash Balances                       (14,725)         1,457

Cash - beginning of period                               42,206         15,889
                                                    -----------    -----------

Cash - end of period                                $    40,091    $    15,818
                                                    ===========    ===========


Cash                                                $    40,091    $    15,068

Cash Held in Escrow                                        --              750
                                                    -----------    -----------

Total Cash                                          $    40,091    $    15,818
                                                    -----------    -----------


                (The accompanying notes are an integral part of these interim consolidated financial statements)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


3.    Summary of Significant Accounting Policies (cont'd)

      f)    Revenue Recognition (cont'd)

            Online Shopping (cont'd)

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

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At June 30, 2006, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.

      i)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

               Furniture and equipment        20%          Declining balance
               Computer software              20%          Declining balance

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

      q)    Recent Accounting Pronouncements

            In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


3.    Summary of Significant Accounting Policies (cont'd)

      p)    Segment Reporting (cont'd)

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited



3.    Summary of Significant Accounting Policies (cont'd)

      p)    Segment Reporting (cont'd)

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


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited



5.    Furniture and Equipment

                                                          June 30,                  December 31,
                                                              2006                          2005
                                                       Accumulated                   Accumulated
                                               Cost   Amortization           Cost   Amortization
                                       ------------   ------------   ------------   ------------

      Office furniture and equipment   $     28,857   $      9,512   $     23,147   $      6,521
      Computer software                       4,873            423          5,177            518
                                       ------------   ------------   ------------   ------------


                                       $     33,730   $      9,935   $     28,324   $      7,039
                                       ------------   ------------   ------------   ------------


      Net carrying amount                             $     23,795                  $     21,285
                                                      ------------                  ------------


6.    Notes Payable

      The notes are interest bearing at 10% per annum. One of the notes amounting to $246,255 is secured by a floating charge over the Company's assets. The note is repayable on demand after January 31, 2007 and can be converted into common shares at $0.10 per share. The note amounting to $11,000 is interest free with no fixed date for repayment.


7.    Related Party Balances and Transactions

      Related party balances and transactions were transacted with directors of the Company and a related party. During the year, the Company paid salaries to two directors and a related party for management services incurred. Transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

      The related party balance of $50,583 is owed to a shareholder of the Company for accounting services provided. The amount is non interest bearing and due on demand.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited



8.    Advances from Directors

                                                             June 30,   December 31,
                                                                 2006           2005
                                                         ------------   ------------
      Notes payable to directors of the Company:
         Maxwell Thomas                                  $     77,390   $     42,336
         Michael Sullivan                                      11,429         40,026
                                                         ------------   ------------

                                                         $     88,819   $     82,362
                                                         ============   ============

      The notes are non-interest bearing, unsecured and have no specific terms of repayment.


9.    Capital Stock

        Authorized

          10,000,000  preferred shares, Series "A", par value of $0.001 per share, non- participating, voting rights of 50 votes per share
         100,000,000  common shares, par value of $0.001 per share

                                                              June 30,   December 31,
                                                                 2006           2005
                                                         ------------   ------------
        Issued
           1,000,000  preferred shares, Series "A"
                       (December 31, 2005 - 1,000,000)   $      1,000   $      1,000
          32,451,900  common shares
                       (December 31, 2005 -32,051,900)         32,452         32,052
                                                         ------------   ------------

                                                         $     33,452   $     33,052
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


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


9.    Capital Stock (cont'd)

      e) On November 30, 2005 the Company issued 345,000 common shares for a cash consideration of $34,500.

      f) On December 12, 2005 the Company issued 550,000 common shares for a cash consideration of $55,000.

      g) On December 21, 2005 the Company issued 50,000 common shares for a cash consideration of $5,000.

      h) On January 19, 2006 the Company issued 300,000 common shares for a cash consideration of $30,000

      i) On February 16, 2006 the Company issued 100,000 common shares for a cash consideration of $50,000


10.   Segmented Information
                                                   Qtr         Qtr      6 Mths      6 Mths
                                                  June        June        June        June
                                                  2006        2005        2006        2005
                                              --------    --------    --------    --------
      Revenues by Segment:

      Maximum Awards - rewards program             858       6,728       4,453       9,818
      Travel Easy - travel agency              122,312      32,315     173,855      67,928
      Global Business - online shopping         55,905      37,328     105,984      62,034
                                              --------    --------    --------    --------
      Consolidated revenues                    179,075      76,371     284,292     139,779
                                              ========    ========    ========    ========
      Operating Earnings (Loss) by Segment:
      Maximum Awards - rewards program        (213,937)    (77,639)   (384,939)   (223,905)
      Travel Easy - travel agency               51,583     (32,490)      3,224     (34,773)
      Global Business - online shopping        (10,919)     11,034      (9,930)        136
                                              --------    --------    --------    --------
      Consolidated operating loss             (173,273)    (99,095)   (391,645)   (258,542)
                                              ========    ========    ========    ========
      Total Assets by Segment:
      Maximum Awards - rewards program          33,471      30,739      33,471      30,739
      Travel Easy -Travel agency                63,275      81,262      63,275      81,262
      Global Business - online shopping         36,794      14,299      36,794      14,299
                                              --------    --------    --------    --------
      Total gross assets                       133,540     126,300     133,540     126,300
                                              ========    ========    ========    ========
      Total Liabilities by Segment
      Maximum Awards - rewards program         637,543     374,313     637,543     374,313
      Travel Easy -Travel agency                 4,347     117,008       4,347     117,008
      Global Business - online shopping          6,230      18,896       6,230      18,896
                                              --------    --------    --------    --------
      Total liabilities                        648,120     510,217     648,120     510,217
                                              ========    ========    ========    ========

      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


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

      The Company's current income taxes are as follows:

                                                       Six Months    Six Months
                                                            Ended         Ended
                                                         June 30,      June 30,
                                                             2006          2005
                                                       ----------    ----------
      Expected Income tax recovery at
       statutory tax rate of 34%                       $ (133,159)   $  (69,649)
      Australian income taxes                                --           4,478
      Valuation allowance                                 133,159        69,649
                                                       ----------    ----------

      Current income taxes                             $     --      $    4,478
                                                       ==========    ==========

      The Company has deferred income tax assets as follows:

                                                          June 30,      June 30,
                                                             2006          2005
                                                       ----------    ----------
      Deferred income tax assets                       $  579,615    $  186,320
      Valuation allowance                                (579,615)     (186,320)
                                                       ----------    ----------

                                                       $     --      $     --
                                                       ==========    ==========

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2006
Unaudited


11.   Income Taxes (cont'd)

      As of June 30, 2006, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $1,704,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.


12.   Commitments and Contingencies

      The Company is committed to a lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under these leases are $14,502.


13.   Supplemental Disclosure of Cash Flow Information

                                                    Six Months       Six months
                                                         Ended            Ended
                                                       June 30         June, 30
                                                          2006             2005
                                                    ----------       ----------
       Cash paid during the period for:

       Interest paid                                $       --       $       --
       Income taxes paid                                    --               --


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

Results for the three months ended June 30, 2006.

      Revenues for the three months ended June 30, 2006 increased by $102,704 from $76,371 for the three months ended June 30, 2005 to $179,075 for the three months ended June 30, 2006. The increase was due to an increase in travel income of $89,997 and an increase in online shopping of $18,577 offset by a decrease in reward program income of $5,870. The increase in travel and online shopping income was a result of an increase in credit card sales under the to HSBC and the Commonwealth Bank of Australia contracts. The decrease in awards income was a result of limited advertising and promotion during the quarter.

      Cost of sales decreased from 43.6% of sales for the three months ended June 30, 2005 to 30.5% of sales for the three months ended June 30, 2006. Gross profit increased by $81,438 from $43,053 for the three months ended June 30, 2005 to $124,491 for the three months ended June 30, 2006. The improved gross profit was mainly due to an improvement in travel commission income which has limited cost of sales expense, and has resulted in an improved gross margin.

      Overhead costs for the quarter increased by $151,610 from $141,428 for the quarter June 30, 2005 to $293,038 for the quarter ended June 30, 2006. General and administration costs increased by $45,262 due to the use of contract consultants in Easy travel, legal and professional fees increased by $10,474 due to company filing costs, advertising costs increased by $25,053 due to bank contract advertising, salaries increased by $78,103 due to a new COO and additional directors salaries and premises costs reduced by $5,863 due to rent reduction. Amortisation increased by $581.

      Interest expense increased by $4006 from $720 for the quarter ended June 2005 to $4,726 for the quarter ended June 2006. The increase was due to an increase in notes payable.

      We incurred a net loss of $173,273 or $(0.01) per share based on 32,451,900 weighted average shares outstanding for the quarter ended June 30 2006 compared to a loss of $99,095 or $(0.01) per share based on 25,529,400 weighted average shares outstanding for the quarter ended June 30,2005.

Results for the six months ended June 30, 2005.

      Revenues for the six months ended June 30, 2006 increased by $144,513 from $139,779 for the six months ended June 30, 2005 to $284,292 for the six months ended June 30, 2006. The increase was due to a increase in travel income of $105,928, an increase in online shopping income of $43,950 and a decrease in reward program income of $5,365. The increase in travel and online shopper income was a result of the introduction of the HSBC and CBA cardholder contracts, while the reduction in rewards income was a result in reduced promotion activity due to financial limitations.

      Cost of sales decreased from 39.9% of sales for the six months ended June 30, 2005 to 37.2% of sales for the six months ended June 30, 2006. Gross profit increased by $94,906 from $84,007 for the six months ended June 30, 2005 to $178,913 for the six months ended June 30, 2006. The improved gross margin was due to an increase in travel commissions which has a lower cost of sales component.

      Overhead costs for the six months increased by $223,303 from $341,409 for the six months ended June 30, 2005 to $564,712 for the six months ended June 30, 2006. General and administration costs increased by $87,606 mainly due to travel expense developing the European market, Legal and professional fees increased by $4,840 due to company filing costs, advertising costs increased by $29,433 due to bank contracts, salaries increased by $111,045 mainly due to a new COO and directors salaries increase, while premises costs reduced by $10,558 due to rent reduction. Depreciation increased by $937 due to fixed assets additions.

Interest expense increased by $4,706 due to an increase in notes payable.

      We incurred a net loss of $391,645 or $(0.01) per share based on 32,393,107 weighted average shares outstanding for the six months ended June 30, 2006 compared to a loss of $258,542 or $(0.01) per share based on 25,528,150 weighted average shares outstanding for the six months ended June 30,2005.

      Through the six months ended June 30, 2006 we have relied on advances of approximately $257,255 from our principal note holders, trade payables of approximately $63,336, proceeds of $80,000 from the sale of common stock to support our operations. As of `June 30, 2006, the Company had approximately $40,091 of its own cash and cash equivalents. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into the US market.


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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2006.

                                                  Maximum Awards Inc

                                                  /s/ Maxwell Thomas
                                                  ------------------------------
                                                  Maxwell Thomas
                                                  Chief Executive Officer and
                                                  Chief Financial Officer