Form 10QSB
period 2006-09-30
MAXIMUM AWARDS INC
filed 2006-11-20
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
       QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

                           Commission File No. 0-50621


                              Maximum Awards, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)



        Nevada                                             86-0787790
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


          326 Old Cleveland Road, Coorparoo Queensland 4151, Australia
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  61 738 312316

               Registrant's telephone number, including area code



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 32,451,900 shares of common stock and 1,000,000 series "A" preferred stock outstanding, as of November 14, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                    AND 2005

                                   (UNAUDITED)








                                    CONTENTS

Report of Independent Registered Public Accountant                            1

Consolidated Interim Balance Sheets                                           2

Consolidated Interim Statements of Operations and Comprehensive Loss          3

Consolidated Interim Statements of Cash Flows                                 4

Notes to Consolidated Interim Financial Statements                       5 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Maximum Awards, Inc. and Subsidiaries

         We have reviewed the accompanying consolidated interim balance sheets of Maximum Awards, Inc. (a Nevada corporation) and subsidiaries, as of September 30, 2006 and the consolidated interim statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated interim statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of consolidated financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated interim balance sheet of Maximum Awards, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated interim statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the year ended December 31, 2005 [not presented herein], and in our report dated March 31, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

         The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Toronto, Canada                          CHARTERED ACCOUNTANTS
November 20, 2006


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
September 30, 2006 and December 31, 2005
                                                                                       Sept 30,           Dec 31,
                                                                                          2006              2005
                                                                                    (Unaudited)         (Audited)

                                     ASSETS

Current Assets
    Cash                                                                          $      38,973    $      42,206
    Accounts receivable, (less allowance for doubtful accounts of
     $2,101 Dec 31, 2005 - $2,090)                                                       80,873           43,766
    Inventory                                                                            12,954           10,662
    Prepaid expenses                                                                     18,443            9,509
                                                                                  -------------    -------------

Total Current Assets                                                                    151,243          106,143

Equipment, net (note 5)                                                                  22,418           21,285
                                                                                  -------------    -------------

Total Assets                                                                      $     173,661    $     127,428
                                                                                  =============    =============

                                   LIABILITIES

Current Liabilities
    Accounts payable and accrued liabilities                                      $     430,228    $     190,557
    Notes payable (note 6)                                                              395,811             --
    Liability for unredeemed points                                                      21,381           15,744
    Due to related party (note 7)                                                        55,400           39,000
    Advances from directors (note 8)                                                     78,490           82,362
                                                                                  -------------    -------------

Total Current Liabilities                                                               981,310          327,663
                                                                                  -------------    -------------

Total Liabilities                                                                       981,310          327,663
                                                                                  -------------    -------------

Commitments and Contingencies (note 12)

                             STOCKHOLDERS' (DEFICIT)

Capital Stock (note 9)
           10,000,000    preferred shares authorized, Series "A", par value of
                         $0.001 per share, non- participating, voting rights of
                         50 votes per share; issued and outstanding 1,000,000
                         (2005 - 1,000,000)
          100,000,000    common shares authorizd, par value of $0.001 per share;
                         issued and outstanding 32,451,900 (2005 - 32,051,900)
                                                                                         33,452           33,052

Additional Paid-in Capital                                                            1,186,451        1,106,850

Accumulated Other Comprehensive (Loss)                                                  (28,256)         (27,030)

Accumulated (Deficit)                                                                (1,999,296)      (1,313,107)
                                                                                  -------------    -------------

Total Stockholders' (Deficit)                                                          (807,649)        (200,235)
                                                                                  -------------    -------------

Total Liabilities and Stockholders' (Deficit)                                     $     173,661    $     127,428
                                                                                  =============    =============

              (The accompanying notes are an integral part of these
                  consolidated interim financial statements.)



MAXIMUM AWARDS, INC. AND SUBSIDIRIES
Consolidated Interim Statements of Operations and Comprehensive (Loss)
Three-Month and Nine-Month Periods Ended September 30, 2006, and September 30, 2005


                                                   Three           Three          Nine             Nine
                                                  Months          Months         Months           Months
                                                 Sept 30,        Sept 30,       Sept 30,         Sept 30,
                                              ------------    ------------    ------------    ------------
                                                  2006            2005           2006             2005
                                              ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)

Revenues                                      $     75,816    $     57,973    $    360,108    $    197,752

Cost of Sales                                       15,643          30,811         121,022          86,583
                                              ------------    ------------    ------------    ------------

Gross Profit                                        60,173          27,162         239,086         111,169
                                              ------------    ------------    ------------    ------------

Expenditures
    General and administrative                     337,505         189,215         874,481         508,665
    Legal and professional fees                     (2,233)         52,509          22,607          72,509
    Depreciation                                     1,512             604           4,408           2,563
                                              ------------    ------------    ------------    ------------

Total Expense                                      336,784         242,328         901,496         583,737
                                              ------------    ------------    ------------    ------------

Loss from Operations                              (276,611)       (215,166)       (662,410)       (472,568)
                                              ------------    ------------    ------------    ------------

Other (Expense)
    Interest                                       (11,896)           (637)        (17,742)         (1,777)
    Provision for income tax                        (6,037)           --            (6,037)           --
                                              ------------    ------------    ------------    ------------

Total Other Expense                                (17,933)           (637)        (23,779)         (1,777)
                                              ------------    ------------    ------------    ------------

Net (Loss)                                        (294,544)       (215,803)       (686,189)       (474,345)
    Foreign currency translation adjustment
                                                   (13,494)         24,437         (16,195)         25,894
                                              ------------    ------------    ------------    ------------

Comprehensive (Loss)                          $   (308,038)   $   (191,366)   $   (702,384)   $   (448,451)
                                              ============    ============    ============    ============

Basic and Diluted
    (Loss) per share                          $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                              ------------    ------------    ------------    ------------

Basic and Diluted Weighted Average
    Number of shares outstanding during the
       period                                   32,451,900      26,311,000      32,402,000      25,717,000
                                              ------------    ------------    ------------    ------------


              (The accompanying notes are an integral part of these
                  consolidated interim financial statements.)

MAXIMUM AWARDS, INC. AND SUBSIDIRIES
Consolidated Interim Statements of Cash Flows
Nine-Month Periods Ended September 30, 2006, and September 30, 2005



                                                           2006          2005
                                                    (Unaudited)     (Audited)

Cash Flows from Operating Activities
    Net loss                                        $ (686,189)   $ (474,345)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                      4,408         2,563
                                                    ----------    ----------
                                                      (681,781)     (471,782)
    Changes in non-cash working capital
       Accounts receivable                             (37,107)        5,357
       Inventory                                        (2,292)       (6,916)
       Prepaid expenses                                 (8,934)       12,051
       Liability for unredeemed points                   5,637        (1,497)
       Accounts payable and accrued  liabilities       239,671        79,283
                                                    ----------    ----------
    Net cash used in operating activities             (484,806)     (383,486)
                                                    ----------    ----------
Cash Flows from Investing Activities
       Purchases of equipment                           (5,541)       (8,221)
                                                    ----------    ----------
    Net cash used in investing activities               (5,541)       (8,221)
                                                    ----------    ----------

Cash Flows from Financing Activities
       Proceeds from (payments of) notes payable       395,812        (2,369)
       Advances from (payment to) directors             (3,872)      136,064
       Advances from related party                      16,400          --
       Proceeds from issuance of capital stock          80,000       352,499
                                                    ----------    ----------
    Net cash provided by financing activities          488,340       486,194
                                                    ----------    ----------

Net (Decrease) Increase in Cash                         (2,007)       94,487

Foreign Exchange on Cash Balances                       (1,226)       25,894

Cash - Beginning of period                              42,206        15,889
                                                    ----------    ----------

Cash - End of period                                $   38,973    $  136,270
                                                    ==========    ==========

Cash                                                $   38,973    $  136,020

Cash Held in Escrow (note 4)                              --             250
                                                    ----------    ----------

Total Cash                                          $   38,973    $  136,270
                                                    ----------    ----------

              (The accompanying notes are an integral part of these
                  consolidated interim financial statements.)

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


1.    Operations and Business

      Maximum Awards, Inc., formerly known as Rising Fortune Incorporated (the "Company"), was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between 1996 and 2000. In 2000, the Company entered into an agreement to distribute product, however, the agreement never materialized, and the Company continued to remain inactive until November 18, 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc.

      On December 9, 2003, the Company entered into a Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., ("Subsidiary") an Australian corporation operating a consumer rewards program, whereby the Company acquired all of the issued and outstanding shares of the Subsidiary in exchange for 22,000,000 common shares and 1,000,000 Series "A" preferred shares of the Company in a reverse merger transaction. The Series "A" preferred shares are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of the Subsidiary. As a result of the Agreement, the principal shareholder of the Subsidiary controls 96% of the Company. While the Company is the legal parent, as a result of the reverse takeover, the Subsidiary became the parent company for accounting purposes.

      On June 1, 2004, the Company acquired 100% of the issued and outstanding share capital of both Global Business Group Australia (Pty) Ltd. ("Global Business") and Travel Easy Holidays (Pty) Ltd. ("Travel Easy") from the directors of the respective companies for $1.00. Global Business and Travel Easy are controlled by the same shareholder who controls the Company and the Subsidiary. This transfer of equity interests between common controlled entities is accounted for as a recapitalization of the Company with the net assets of the Subsidiary and the Company brought forward at their historical basis.

      The Company operates a consumer rewards points program known as Maximum Awards ("Maximum Awards"). Under this program, consumers earn points by purchasing products and services from a range of products and services offered by the Company's subsidiaries, Global Business and Travel Easy, or program partners. Accumulated points then can be redeemed to acquire additional desired products or services from the same list of such items offered by the Company's subsidiaries.

      Global Business, maintains a catalogue of available goods and services which a member can purchase or acquire through the redemption of points. Travel Easy is a licensed travel agency which services the public and also allows members to purchase travel services or redeem points for airline tickets or travel packages.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


2.    Going Concern

      The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plan. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. Although the Company plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent upon the completing and fulfillment of contracts with various providers of goods and services throughout the world to provide the Company with a cashflow to sustain operations.

      The consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



3.    Summary of Significant Accounting Policies

      a)    Basis of Financial Statement Presentation

            These consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, under the accrual method of accounting, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      b)    Consolidated Interim Financial Statement

            The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      c)    Basis of Consolidation

            The reverse merger of the Company and its Subsidiary has been recorded as the recapitalization of the Company, with the net assets of the Subsidiary and the Company brought forward at their historical basis. The intention of the management of the Subsidiary was to acquire the Company as a shell company to be listed on the Over the Counter Bulletin Board. Management did not intend to pursue the business of the Company, as such, accounting for the merger as the recapitalization of the Company was deemed appropriate.

            As mentioned in Note 1, these consolidated interim financial statements include the financial position and results of operations of Global Business and Travel Easy.

            The weighted average and total number of shares outstanding have been retroactively restated for each period to reflect the number of shares issued to shareholders of the Subsidiary at acquisition.

      d)    Unit of Measurement

            The United States dollar is being used as the unit of measurement in the accompanying financial statements.

      e)    Use of Estimates

            In preparing the Company's consolidated interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      f)    Inventory

            Inventory consists of goods purchased for resale. Inventory is stated at the lower of cost (first-in, first-out method) or market.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      g)    Revenue Recognition

            Consumer Reward Points Program

            The Company recognizes commission income from a participating vendor when the participating vendor commits to purchasing points from the Company and collectibility is reasonably assured.

            Travel Agency

            The Company earns commission revenues from ticket sales and reports this revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company is an agent and not the primary obligor, and accordingly the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      g)    Revenue Recognition (cont'd)

            Online Shopping (cont'd)

            The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers (such as percentage discounts off current purchases), inducement offers (such as offers for future discounts subject to a minimum current purchase) and other similar offers. Current discount offers, when accepted by the customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by the customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company's historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in revenues.

            Outbound shipping charges to customers are included in revenues.

      h)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". The Company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the current exchange rate at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the periods. Translation adjustments are included in other comprehensive income (loss) for the periods.

      i)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2006, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, notes payable and advances from directors approximate their fair values due to the short-term maturities of these instruments.

      j)    Equipment, net

            Equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

                 Furniture and equipment         20%        Declining balance
                 Computer software               20%        Declining balance

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      k)    Impairment of Long-Lived Assets

            In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in Note 2 the long-lived assets have been valued on a going concern basis, however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

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

      m)    Share-Based Payments

            In accordance with SFAS No. 123R "Share-Based Payment" ("SFAS No. 123R"), the Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      n)    Earnings (Loss) per Common Share

            The Company calculates net earnings (loss) per share based on SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      o)    Comprehensive Income (Loss)

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated interim statements of operations and comprehensive income (loss) and stockholders' deficit, and consists of net earnings (loss) and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87, "Employers' Accounting for Pensions". SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

      p)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major Australian financial institutions.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      q)     Segment Reporting (cont'd)

             The Company has determined that its operations primarily involve three reportable segments based on the companies being consolidated: Maximum Awards - a consumer rewards program; Travel Easy - a travel agency; and Global Business - an online shopping business.

      r)     Recent Accounting Pronouncements

             In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

             In March 2006, FASB issued Statement 156, "Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, the SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
             (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

             In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial position.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      r)    Recent Accounting Pronouncements (cont'd)

            In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements, however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November, 15 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

            In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with FAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


3.    Summary of Significant Accounting Policies (cont'd)

      r)    Recent Accounting Pronouncements (cont'd)

            In September 2006, the FASB issued FAS No. 158, "Employers'
            Accounting for Defined Benefit Pension and Other Postretirement
            Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)".
            This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this standard to have a material impact on the results of operations or financial position.

4.    Consumer Reward Points Program

      The Company operates a consumer rewards program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company no longer maintains an escrow account for funds collected.

5.    Equipment, net

                                            September 30,                 December 31,
                                                     2006                        2005
                                Unaudited     Accumulated                 Accumulated
                                     Cost    Depreciation        Cost    Depreciation
                                ---------   -------------   ---------   -------------

      Furniture and equipment   $  29,270   $      10,675   $  23,147   $       6,521
      Computer software             4,595             772       5,177             518
                                ---------   -------------   ---------   -------------


                                $  33,865   $      11,447   $  28,324   $       7,039
                                ---------   -------------   ---------   -------------


      Net carrying amount                   $      22,418               $      21,285
                                            -------------               -------------

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


6.    Notes Payable

      A note payable, in the amount of $384,811 at the period end, is interest bearing at 10% per annum; is payable on demand after January, 31, 2007; can be converted at the note holders option into common shares at the lower of $0.10 or market price of the stock at the time of election and is secured over the Company's assets.

      The other note payable, in the amount of $11,000 at the period end, is non-interest bearing with no fixed terms of repayment.


7.    Related Party Balances and Transactions

      Due to related party is owed to a shareholder of the Company for accounting services provided. The amount is non-interest bearing and due on demand. The note holder has the option to convert the note to common stock at the market price less a discount of 50%.

      During the period, the Company accrued consulting fees to a consultant who is also the spouse of a shareholder of the company holding the convertible note payable referred to in note 6.

      Transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.


8.    Advances from Directors

                                             September 30,    December 31,
                                                      2006            2005

         Maxwell Thomas                      $      67,660   $      42,336
         Michael Sullivan                           10,830          40,026
                                             -------------   -------------

                                             $      78,490   $      82,362
                                             -------------   -------------


      The advances are non-interest bearing, unsecured and have no specified terms of repayment.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)



9.    Capital Stock

                                                                        September 30,    December 31,
                                                                                 2006            2005
        Issued
           1,000,000  preferred shares, Series "A"
                      (December 31, 2005 - 1,000,000)                   $       1,000   $       1,000
          32,451,900  common shares (December 31, 2005 - 32,051,900)           32,452          32,052
                                                                        -------------   -------------
                                                                        $      33,452   $      33,052
                                                                        =============   =============

      The following transactions occurred during 2005 and the nine-month period end September 30, 2006:

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


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


10.   Segmented Information
                                              3 Months     3 Months     9 Months     9 Months
                                             Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                  2006         2005         2006         2005
                                             ---------    ---------    ---------    ---------
      Revenues by Segment

         Maximum Awards - rewards program    $   1,087    $   3,011    $   5,540    $  12,148
         Travel Easy - travel agency            40,695       24,815      214,550       93,422
         Global Business - online shopping      34,034       30,147      140,018       92,182
                                             ---------    ---------    ---------    ---------

         Consolidated revenues               $  75,816    $  57,973    $ 360,108    $ 197,752
                                             =========    =========    =========    =========


      Operating Earnings (Loss) by Segment

         Maximum Awards - rewards program    $(231,453)   $(165,968)   $(616,392)   $(387,363)
         Travel Easy - travel agency           (45,994)     (49,416)     (42,770)     (86,471)
         Global Business - online shopping     (17,097)        (419)     (27,027)        (511)
                                             ---------    ---------    ---------    ---------

         Consolidated operating loss         $(294,544)   $(215,803)   $(686,189)   $(474,345)
                                             =========    =========    =========    =========


            Total Assets by Segment          Sept. 30,     Dec. 31,
                                                2006           2005

         Maximum Awards - rewards program    $  23,291    $  27,674
         Travel Easy -travel agency            116,592       44,956
         Global Business - online shopping      33,778       54,798
                                             ---------    ---------

         Consolidated assets                 $ 173,661    $ 127,428
                                             =========    =========


      Total Liabilities by Segment

         Maximum Awards - rewards program    $ 699,148    $ 251,968
         Travel Easy -travel agency            224,725       41,800
         Global Business - online shopping      57,437       33,895
                                             ---------    ---------

         Consolidated liabilities            $ 981,310    $ 327,663
                                             =========    =========


      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.


MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)



11.      Income Taxes


      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                                  Nine Months     Nine Months
                                                                        Ended           Ended
                                                                    Sept. 30,       Sept. 30,
                                                                         2006            2005
      Current tax provision:
      Expected income tax recovery at statutory tax rate of 34%    $(232,000)      $(161,388)
      Australian income taxes                                          6,037            --
      Valuation allowance                                            232,000         161,388
                                                                   ---------       ---------




      Current income tax provision                                 $   6,037       $    --
                                                                   =========       =========


      Deferred tax provision:

      The Company has deferred income tax assets as follows:

                                                                   Sept. 30,        Dec. 31,
                                                                        2006            2005

      Deferred income tax assets                                   $ 601,000       $ 186,320
      Valuation allowance                                           (601,000)       (186,320)
                                                                   ---------       ---------

                                                                   $    --         $    --
                                                                   =========       =========

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)

11.   Income Taxes (cont'd)

      As of September 30, 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $1,875,000 available to offset future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs, therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.


12.   Commitments and Contingencies

      The Company is committed to a premises lease obligation expiring in December 2006. Future minimum payments (exclusive of taxes, insurance and maintenance costs) under these leases are $7,251.

      The Company entered into a consulting agreement with a consultant, who is also the spouse of a shareholder of the company holding the convertible note payable referred to in note 6, for a period of six months starting from August 1, 2006. The Company will pay a monthly fee of $15,000. The consultant may opt, in lieu of cash, to receive payment of the fees into the company's common shares at a conversion price of $0.10 per share or market price which ever is lower.



13.   Supplemental Disclosure of Cash Flow Information

                                                 Nine Months     Nine months
                                                       Ended           Ended
                                                   Sept. 30,       Sept. 30,
                                                        2006            2005

       Cash paid during the period for:

       Interest paid                             $      --       $      --
                                                 ===========     ===========

       Income taxes paid                         $      --       $      --
                                                 ===========     ===========

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
(Unaudited)


14.   Subsequent Events

      During October 2006, the Company reduced its number of authorized common shares from 500,000,000 shares to 33,333,333 shares in a 15:1 reverse stock split. The issued outstanding common shares were reduced from 32,451,900 to 2,163,460, with an amended par value of $0.015 per common share.

      The conditions of the preferred shares, Series "A" were amended so that the special voting rights attached to each share was reduced by a ratio of 15:1 so that the preferred shares, Series "A" were reduced from 50 to 3.33 votes in a general meeting for each share held.

      On November 17, 2006, the Company entered into a consulting agreement with a shareholder of the Company. The terms of the agreement provide for an annual fee of $150,000 payable in advance to the consultant. As part of the consulting agreement, the consultant has the option to convert the fee, together with any current outstanding fees due and payable ($81,000 as at November 17, 2006), into common stock at the prevailing market price at the time of the conversion, less a discount of 50%.



15.   Comparative Information

      Certain of the prior period balances have been reclassified to conform with the current period's consolidated financial statement presentation.

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

Results for the three months ended September 30, 2006.

         Revenues for the three months ended September 30, 2006 increased by $17,843 from $57,973 for the three months ended September 30, 2005 to $75,816 for the three months ended September 30, 2006. The increase was due to an increase in travel income of $15,880 and an increase in online shopping of $3,887 offset by a decrease in reward program income of $1,924. The increase in travel and online shopping income was a result of an increase in credit card sales under the to HSBC and the Commonwealth Bank of Australia contracts. The decrease in awards income was a result of limited advertising and promotion during the quarter.

         Cost of sales decreased from 53.1% of sales for the three months ended September 30, 2005 to 20.6% of sales for the three months ended September 30, 2006. Gross profit increased by $33,011 from $27,162 for the three months ended September 30, 2005 to $60,173 for the three months ended September 30, 2006. The improved gross profit was mainly due to an improvement in travel commission income which has limited cost of sales expense, and has resulted in an improved gross margin.

         Overhead costs for the quarter increased by $94,456 from $242,328 for the quarter September 30, 2005 to $336,784 for the quarter ended September 30, 2006. General and administration costs increased by $40,494 due to the use of contract consultants, legal and professional fees reduced by $54,742 due to company filing costs, advertising costs increased by $16,060 due to bank contract advertising, salaries increased by $93,536 due to a new COO and additional directors salaries and premises costs reduced by $1,800 due to rent reduction. Amortization increased by $908.

         Interest expense increased by $11,259 from $637 for the quarter ended September 2005 to $11,896 for the quarter ended September 2006. The increase was due to an increase in notes payable.

         We incurred a net loss of $294,544 or $(0.01) per share based on 32,451,900 weighted average shares outstanding for the quarter ended September 30 2006 compared to a loss of $215,803 or $(0.01) per share based on 26,311,000 weighted average shares outstanding for the quarter ended September 30,2005.

Results for the nine months ended September 30, 2006.

         Revenues for the nine months ended September 30, 2006 increased by $162,356 from $197,752 for the nine months ended September 30, 2005 to $360,108 for the nine months ended September 30, 2006. The increase was due to a increase in travel income of $121,128, an increase in online shopping income of $47,836 and a decrease in reward program income of $6,608. The increase in travel and online shopper income was a result of the introduction of the HSBC and CBA cardholder contracts, while the reduction in rewards income was a result in reduced promotion activity due to financial limitations.

         Cost of sales reduced from 43.7% of sales for the nine months ended September 30, 2005 to 33.6% of sales for the nine months ended September 30, 2006. Gross profit increased by $127,917 from $111,169 to $239,086 for the nine months ended September 30, 2005 to $121,022 for the nine months ended September 30, 2006. The improved gross margin was due to an increase in travel commissions which has a lower cost of sales component.

         Overhead costs for the nine months increased by $317,759 from $583,737 for the nine months ended September 30, 2005 to $901,496 for the nine months ended September 30, 2006. General and administration costs increased by $124,225 mainly due to travel expense developing the European market, Legal and professional fees reduced by $49,902 due to company filing costs incurred in the previous year, advertising costs increased by $45,769 due to bank sales contracts, salaries increased by $204,580 mainly due to a new COO and directors salaries increase, while premises costs reduced by $8,758 due to rent reduction. Depreciation increased by $1,845 due to fixed assets additions.

Interest expense increased by $15,965 due to an increase in notes payable.

         We incurred a net loss of $686,189 or $(0.01) per share based on 32,402,000 weighted average shares outstanding for the nine months ended September 30, 2006 compared to a loss of $474,345 or $(0.01) per share based on 25,717,000 weighted average shares outstanding for the nine months ended September 30,2005.

         Through the nine months ended September 30, 2006 we have relied on advances of approximately $395,812 from our principal note holders, trade payables of approximately $239,671, proceeds of $80,000 from the sale of common stock to support our operations. As of September 30, 2006, the Company had approximately $38,973 of its own cash and cash equivalents. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations into the US market.


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

      The company's operation in Brisbane, Queensland, Australia currently employs approximately 7 people. While the operations in Australia have been successful in attracting premium banking institutions as client, its has failed to achieve profitability. The Company is currently evaluating the feasibility of maintaining its Australian operations.

      If the Company is successful in raising capital, the company plans to enter the more lucrative and growing European market in 2007, using the same technology and format as that used in Australia. The Company plans to set up an office and call center in the United Kingdom, and plans to duplicate the structure already in place in Australia. Initial expenses for the European operations will include acquiring a travel agency in the United Kingdom,; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the Company's European operations; and producing sufficient promotional materials. The Company has budgeted to spend $1.0 million dollars in developing the European market.

      In order to meet its cash requirements for the next twelve months, the Company plans to raise capital through private placements and through working capital generated from operations.

      There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the company is not successful in its effort to raise sufficient capital to meet its cash requirements, or if the note holders choose not to support the Company, the business will fail and the company will cease to do business. The note holder in the amount of $384, 811 listed in note 6 of the financials statements has indicated that they will no longer be providing additional cash to the Company. The Company anticipates that this note holder will demand repayment of the note when it becomes due on January 31, 2007. The Company is looking at various options to resolve this issue. If the Company is unable to repay the note when due, then the note holder will be able to attach the Company's assets under the provisions of the note. There is substantial uncertainty regarding the Company's ability to raise sufficient funds to settle the note.


Item 3. Controls and Procedures.

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Michael Sullivan, its Director, supervised and participated in this evaluation. Based on this evaluation, Messrs. Thomas and Sullivan concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No stock was issued during the quarter ended September 30, 2006.


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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November, 2006.

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