Form 10KSB
period 2006-12-31
MAXIMUM AWARDS INC
filed 2007-05-15
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2006

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


          326 Old Cleveland Road, Coorparoo Queensland 4151, Australia
                    (Address of principal executive offices)

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


Registrant had 36,842,000 shares of Common Stock, par value $0.001 per shares as of May 10, 2007.

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

Any reference to the "Company" or the "Registrant", "we", "our" or "us" means Maximum Awards, Inc.

                                Table of Contents
                                Form 10-KSB Index

                                     PART I
                                                                            PAGE
Item 1.   Description of Business...........................................   2
Item 2.   Description of Property...........................................  11
Item 3.   Legal Proceedings.................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders...............  12

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........  12

Item 6.   Management's Discussion and Analysis or Plan of Operation.........  16

Item 7.   Financial Statements..............................................  22

Item 8.   Changes In and Disagreements with Accountants of Accounting and
                Financial Disclosure........................................  22
Item 8A.  Controls and Procedures...........................................  22
Item 8B.  Other Information on Accounting and Financial Disclosure..........  22

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.................  23
Item 10.  Executive Compensation............................................  25
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters....................  27
Item 12.  Certain Relationships and Related Transactions ...................  29
Item 13.  Exhibits..........................................................  32
Item 14.  Principal Accountant Fees and Services............................  33
Signatures..................................................................  34

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

           C  The Plays On The Net Transaction

On May 14, 2007, the Company agreed to acquire 100 % of the issued and outstanding share capital of Plays on the Net Plc through the issue of 12,000,000 common shares (post split) of the Company common stock. Plays on the Net is a United Kingdom corporation which provides a comprehensive online guide to theatre, and services the online download market for plays and spoken word entertainment. Plays on the Net has a licence to sell audio book titles from the archives of BBC Audio books, and has developed into a online store and theatre information site, with more than 500,000 books and audio book titles available for download. The company also sells audio titles and books from other leading publishers including Time Warner, Harper Collins and Random House, Naxos and Little Brown. The Company's target is to become a one-stop site for information, tickets, reviews and news relating to theatre, and hopes to become the ultimate social networking site for drama enthusiasts. The website includes a forum (Playtalk) which is building a community of writers and actors who are able to post their personal profiles, reviews and resumes and provide unique profile page. Plays On The Net is a development stage company that does not yet have any significant sales. The Company expects to close the transaction before the end of May 2007.

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


C) Online Shopper. Products sold to customers through the online shopping company are delivered by the company through the services of a national courier service. These products are normally shipped by the Company from its in-house stock on a next day basis. Larger goods such as appliances and TV units are normally shipped direct from the manufacturer to the customer using a national delivery service contracted by the Company


3.  Status of any publicly announced new product or service

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

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers

      The Company incurred research and development costs through December 31, 2006 amounting to $100,691. Such expenses included internet development, salaries, advertising and travel. Such expenses are passed on to the Company's merchant members. Such members pay for such expenses when the Company adds a margin of profit to the dollar value of points for which merchant members are invoiced.

11. Costs and effects of compliance with environmental laws (federal, state and local)

           None.

12.  Number of total employees and number of full time employees

      The Company and its subsidiaries employs a total of six individuals as part of its operations. Two individuals form management and four individuals serve as sales and call centre staff in the Company's Brisbane operations. Management does not anticipate changes in the number of employees over the next approximately six (6) months.

ITEM 2.  DESCRIPTION OF PROPERTY

A.  LOCATION, CONDITION OF PROPERTY, LIMITATIONS ON OWNERSHIP

      The Company's operational offices are located at 326 Old Cleveland Road, Coorparoo Queensland 4151, Australia. The office is fully equipped as a call centre and the phone system can be simultaneously used by up to 32 operators. The Company does not anticipate expanding it facilities for the remainder of 2006. Business, management and creative functions will be performed in the Company's Brisbane facility. Printing, mailing, warehousing, fulfillment and some design is outsourced.

      The Company is not currently paying rent for the premises which are owned by a former director of the Company. The Company is planning to move its premises to a store front location so that it can attract passing traffic to increase its revenue.

B. INVESTMENT POLICIES

      Management of the Company does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily ged in real estate activities.

C. DESCRIPTION OF REAL ESTATE AND OPERATING DATA

      Refer to Item 2. A. of this Part I. for a description of the property leased to the small business issuer. There Company is planning to relocate its premises to a store front location so that it can attract passing sales revenue. The property is covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently involved in any legal proceedings, nor does it have knowledge of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company received written shareholder approval on 21 October 2006 to reverse split the Company's common shares by a ratio of 15:1. The Company's authorized share capital remains unchanged. The reverse split has not yet become effective.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

1. The common stock of the Company is currently trading on the OTC Bulletin Board. The Company's stock first traded on The OTC Bulletin Board on Nov 2, 2006. Trades of the Company's stock over the previous quarters are as follows:

   Quarter                 High Trade            Low Trade
   -------                 ----------            ---------
December 2006                $0.51                 $0.32
March  2007                   2.50                  0.08

There is a limited market for the company's stock.

2. (i) There is currently no Common Stock that is subject to outstanding options or warrants to purchase or securities convertible into, the company's common stock.

      (ii) On May 10, 2007 there were 36,832,000 shares of the company's stock issued and outstanding, of which 19,157,900 shares are free trading or could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

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

B.  HOLDERS

      As of May 10, 2007, the company had approximately 175 stockholders of record.

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

      On December 15, 2006, the Company issued 225,000 shares of its common stock to John Briner in consideration for legal services valued at $22,500.00 provided to the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On March 21, 2007, the Company issued 4,105,100 Common shares to The Winterman Group Limited for the conversion by Winterman Group Limited of its loan in the Company. Such shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

      On March 21, 2007, the Company accepted the return of 1 million preferred shares back to treasury.

      On March 28, 2007, the Company issued 60,000 Common shares to The Winterman Group Limited in consideration for $11,500 received in cash. Such shares were issued in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

      On May 14, 2007, the Company agreed to acquire 100% of the issued and outstanding share capital of Plays On The Net Plc through the issue of 12 million common shares, (post reverse split) of the Company's common stock. The Company expects to complete the transaction before May 31, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this Annual Report.

OVERVIEW

      1. Relevant Industry-Wide Factors

      Management believes that the industry in which the Company competes is impacted by economic factors such as fluctuations in prevailing interest rates. In this regard, increasing interest rates may negatively impact consumer spending. Decreased consumer spending would adversely impact the Company by reducing the accumulation of points by the Company's consumer members. The Company notes that increases in the prime lending rate could adversely impact the Company's ability to generate revenue. It is important to note that management cannot predict with any degree of accuracy how interest rates in the United States or Australia will vary in the future.

      Management notes that approximately half of the point redemptions its consumer members make are for travel. In addition, the Company's main source of revenue during 2006 was from travel commissions. A consumer's willingness to purchase travel products is impacted by not only general economic factors, but also impossible-to-predict factors such as terrorism and outbreaks of disease. For example, international terrorism in 2001 and the outbreak of SARS in 2003 decreased the demand for air travel. While a reduction in point redemption would not have a negative impact on the Company, decreased travel could impact a consumer member's accumulation of points in travel programs offered by merchant members. Such reductions could have a negative impact on the company's revenue. Such factors are impossible to predict and represent an unknowable threat to the Company's business.

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

      The Company intends to address these concerns by:

      o Raising sufficient working capital via private placements of its shares of common stock. In 2006, the Company raised approximately $80,000 via private placement of its common stock and through the issue of convertible debt.;

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

      c. While the Company currently trades on the NASDAQ bulletin board, there is no guarantee that the Company will remain listed on the NASDAQ bulletin board. If the Company does not have the resources to maintain required filings, it will loose its listing on the NASDAQ bulletin board and delist to the Pink Sheets.

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

RESULTS OF OPERATIONS

      Results for the year ended December 31, 2006.

      Revenues for the year ended December 31, 2006 increased by $164,946 from $329,927for the year ended December 31, 2005 to $494,873 for the year ended December 31, 2006. The increase was due to an increase in Travel sales of consumer rewards revenue of $115,234, an increase in Global Business online shopping income of $51,881 and a decrease in Rewards income of $2,169. The increase in Travel and Global Business revenue was the result of preferred status contracts achieved with HSBC and The Commonwealth Bank. The reduction in Rewards revenue was due to the Company focusing on its Bank contracts and ignoring the inhouse rewards program.

      Cost of sales for the year ended December 31, 2006 amounted to $239,250, resulting in gross profit of $255,623.. This compares to cost of sales for the year ended December 31, 2005 of $114,871, and a gross profit of $215,056. The cost of sales margin increased during the year from 34.8% for 2005 against 48.3% for 2006. The increase is mainly due to the increase in travel commission income which has limited cost of sales expense.

      Overhead costs for the year increased by $176,171 from $914,007 for the year ended December 31, 2005 to $1,090,178 for the year ended December 31, 2006. The increase in overhead costs was due to an increase in salaries and personnel costs of $123,193, an increase in advertising costs of $38,642, an increase general admin costs of $119,778 and an increase in interest expense of $27593 offset by a reduction in legal expense of $58,989, premises of $21,721 and Travel of 24,732. The increase in salaries is mainly due to the employment of a CFO and COO in Australia, offset by a reduction ($50,000) in directors salaries. The increase in advertising costs was due to promotions undertaken through our bank partners. The increase in general admin is mainly due to costs associated with running a merchant account for credit cards which was previously undertaken by our travel suppliers. The decrease in legal costs was due to the Company not having to incur registration statement expenses, while the reduction in premises costs was due to the Company not having to pay rent over the last four months of the year as it was using premises provided by a former director of the Company.. Travel reduced due to less travel incurred in setting up European operations.

      We incurred a net loss of $869,485 or $(0.40) per share based on 2,158,734 weighted average shares outstanding for the year needed December 31, 2006 compared to a loss of $704,117 or $(0.40) per share based on 1,771,585 weighted average shares outstanding for the year ended December 31, 2005. The earnings per share calculation is calculated after the reverse split.

      LIQUIDITY AND CAPITAL RESERVES

      The Company has operated its loyalty and rewards program in Australia since October 2002 and intends to expand its business by developing online programs where it can sell its products using the internet. The company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

      Initial expenses for the company will include further developing the online shopping sites and leasing suitable facilities in Europe and North America; purchasing or leasing sufficient operating equipment, primarily computers and phone systems; hiring sufficient staff for the company's operations; and, producing sufficient promotional materials.

      There is no guarantee that the company will be successful in expanding its operations to non-Australian markets or that if it does that its marketing and sales endeavors outside Australia will be successful.

      The company's operation in Brisbane, Queensland, Australia currently employs approximately 6 people. The company does not expect to expand its Australian operations. If the company is successful in raising capital, the company plans to spend an additional $1,000,000 during the next 12 months in expanding its operations in North America and Europe, through the expansion of its customer base, establishing new merchants and expanding its product base. Specifically, such spending shall include advertising in media, both print and electronic, direct mail marketing and consumer member promotions.

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

      Costs of staff include salaries for the company's Call Centre staff and salary for the Company's Chief Executive Officer, Chief Operating officer for Australia and Office Manager.

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

ITEM 8A.  CONTROLS AND PROCEDURES

A.  DISCLOSURE CONTROLS AND PROCEDURES

      As of the date of the filing of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Enzo Taddei, a director of the Company, supervised and participated in this evaluation. Based on this evaluation, Messrs. Thomas and Taddei concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. DIRECTORS AND EXECUTIVE OFFICERS

      The names, ages and positions of the company's Directors and Executive Officers are as follows:

Maxwell Thomas
Age: 45
CEO, CFO and Director
Served in both capacities since December 2003.
Term as a director: until resignation or replacement

Enzo Taddei
Age: 32
Director
Served as a director since March 2007.
Term as a director: until resignation or replacement

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

      Enzo Taddei holds degrees in economics from the University of Malaga, Spain, a degree in Business Administration from the University of Wales, UK, and a Master Degree in Taxation and fiscal related subjects from the University of E.A.D.E in Malaga, Spain. He was previously the sole shareholder and director of a private accountancy firm, Adesso Res Asesores in Spain, which he operated for eight years between 1999 and 2006. Prior to setting up his own accountancy company, Enzo worked for a firm of chartered accountants based in Marbella, Malaga whilst completing his BBA degree. He is fluent in English, Spanish and Italian.

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

E. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Section 15(a) Beneficial Ownership Reporting Compliance:
      Maxwell Thomas, as officers and director of the Company, as well as trustee of the Vieles Geld Trust, was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. These Forms 3 were not timely filed. Mr Taddei does not hold any stock in the Company.

G. CODE OF ETHICS

The Company has adopted a Company Code of Ethics which is attached as an exhibit hereto.


ITEM 10. EXECUTIVE COMPENSATION

A. ALL COMPENSATION COVERED AND PERSONS COVERED

      Name of Individual or          Capacities in Which              Annual
        Identity of Group         Remuneration was Recorded        Compensation
      ---------------------       -------------------------        ------------

      Maxwell A. Thomas            Chief Executive Officer           $150,000
      Enzo Taddei                         Director                   $      -


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

B. Remuneration of Executive Officers

                           Summary Compensation Table
---------------------------------------------------------------- --------------------------------------------------
                               Annual Compensation                               Long Term compensation
---------------------------------------------------------------- --------------------------------------------------
(a)                    (b)      (c)        (d)     (e)            (f)          (g)          (h)       (i)
Name and Principal     Fiscal   Salary     Bonus   Other          Restricted   Securities   LTIP      All Other
Position               year                        Annual         Stock        Underlying   Payouts   Compensation
                                                   Compensation   Awards       Options
--------------------- -------- ---------- ------- -------------- ------------ ------------ --------- --------------
Maxwell Thomas, CEO     2006    $150,000     0         0               0            0          0           0
and CFO                 2005    $200,000     0         0               0            0          0           0
                        2004    $0           0         0               0            0          0           0
--------------------- -------- ---------- ------- -------------- ------------ ------------ --------- --------------
Michael Sullivan,       2006    $0           0         0               0            0          0           0
Employee (and former    2005    $10,000      0         0               0            0          0           0
Director)               2004    $0           0         0               0            0          0           0
--------------------- -------- ---------- ------- -------------- ------------ ------------ --------- --------------

C. OPTION/SAR GRANTS TABLE

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

         Number of
        Securities      % of Total
        Underlying     Options/SARs
         Options/       Granted to
           SARs        Employees in       Exercise or
Name    Granted (#)     Fiscal Year    Base Price ($/Sh)    Expiration Date
----    -----------    ------------    -----------------    ---------------

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

G. EMPLOYMENT AGREEMENTS

      The Company currently has employment agreements with its executive officers, however, only the agreement between the Company and its chief executive officer, Maxwell Thomas, is in writing. All executive officers of the Company prior to January 1, 2005 have not drawn a formal salary from the company. Over the next twelve (12) months, however, each Executive Officer is expected to draw the following annual compensation during 2007. The Company does not currently have an employee stock option plan.

      Effective January 1, 2006, the Company has entered into an employment agreement with Mr. Thomas. Under the terms of this agreement the Company has agreed to employ Mr. Thomas as the chief executive officer of the Company until such time as either the Company or Mr. Thomas terminates such employment. Mr. Thomas' base salary under the agreement is $150,000 per year, an amount which is subject to review after each year the agreement is in effect. The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.


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


Title of      Name and Address of          Amount of shares   Percent    Voting
Class         Beneficial Owner of Shares   held by Owner      of Class   Power
-----         --------------------------   -------------      --------   ------


Common        Cutan Trust                    3,480,000           9.4%      9.4%
              16 Moorgate Street
              Macgregor
              Queensland 4109
              QLD Australia

Common        Michael Sullivan                 500,000           1.3%      1.3%
              16 Moorgate Street
              Macgregor
              Queensland 4109
              QLD Australia


Common        Vieles Geld Trust              9,539,000           25.9%    25.9%
              16 Estasis Street
              The Gap
              Queensland 4061
              Australia

Common        Lorraine Krueger               1,740,000            4.7%     4.7%
              and Klaus Krueger, JTTEN
              Level 1 164 Wharf St.
              Brisbane 4000
              QLD Australia

Common        Maxjam Pty Ltd                 2,609,000            7.1%     7.1%
              38 Edgewood David Ave.
              Waitara 2077
              NSW
              Australia

Common        Winterman Group                4,105,100           11.1%    11.1%
              82 Avenue Road
              Toronto
              Ontario, Canada

              Total                         21,973,100           59.5%    59.5%


SECURITY OWNERSHIP OF MANAGEMENT

Title of      Name and Address of          Amount of shares   Percent    Voting
Class         Beneficial Owner of Shares   held by Owner      of Class   Power
-----         --------------------------   -------------      --------   ------
Common        Maxwell A. Thomas              9,539,000 (1)       25.9%    25.9%
              CEO, Director
              16 Extasis Street
              The Gap
              Queensland 4061
              QLD Australia


Common        Officers, Directors            9,539,000           25.9%    25.9%
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

      The preferred shares were returned to Treasury on March 21, 2007.

      2. Employment Agreement with, and shares issued to, Maxwell Thomas

      Effective January 1, 2006, the Company entered into an employment agreement with Maxwell Thomas, the Company's chief executive officer. Under the terms of this agreement the Company agrees to employ Mr. Thomas as the chief executive officer of the Company until such time as either the Company or Mr. Thomas terminate such employment. Mr. Thomas' base salary under the agreement is $150,000 per year, an amount which is subject to review after each year the agreement is in effect. The Company also has agreed to pay Mr. Thomas' business related expenses, provide health and dental insurance to Mr. Thomas and pay Mr. Thomas for vacation time as the board of directors and Mr. Thomas agree.

      As part of the company's acquisition of Maximum Awards Pty Ltd, 9,539,000 share of the Company's common stock were issued to the Vieles Geld Trust and 1,000,000 of the Company's Class A preferred stock were issued to Maxwell Thomas. The preferred stock was returned to treasury in March 2007.

      3. Shares issued to, Michael Sullivan

      As part of the company's acquisition of Maximum Awards Pty Ltd, 3,480,000 share of the company's common stock were issued to the Cutan Trust and 15,000 of the Company's common shares were issued to Poste Haste Pty Ltd.. Mr. Sullivan is the trustee for the Cutan Trust and the sole shareholder of Poste Haste Pty Ltd and therefore controls the voting of such shares.

      In December 2005, the The Company issued 500,000 common shares to Mr Sullivan for a cash consideration of $50,000.

      Mr Sullivan resigned as a director of the Company on 21 March 2007.

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

      5. Plays on The Net

      On May 14, 2007, the Company agreed to acquire 100 % of the issued and outstanding share capital of Plays on the Net Plc through the issue of 12,000,000 common shares of the Company common stock. Plays on the Net is a United Kingdom corporation which provides a comprehensive online guide to theatre, and services the online download market for plays and spoken word entertainment. Plays on the Net has a licence to sell audio book titles from the archives of BBC Audio books, and has developed into a online store and theatre information site, with more than 500,000 books and audio book titles available for download. The company also sells audio titles and books from other leading publishers including Time Warner, Harper Collins and Random House, Naxos and Little Brown. The Company's target is to become a one-stop site for information, tickets, reviews and news relating to theatre, and hopes to become the ultimate social networking site for drama enthusiasts. The website includes a forum (Playtalk) which is building a community of writers and actors who are able to post their personal profiles, reviews and resumes and provide unique profile page. Plays On The Net is a development stage company that does not yet have any significant sales. The Company expects to close the transaction before the end of May 2007.

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

   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

                              2006          2005
                              ----          ----
SUMMARY:
Audit fees                    44,624        40,400
Audit related fees             7,226         3,000
Tax fees                        --            --
Other fees                      --            --
                             -------       -------
                              51,850        43,400

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

                                              Dated: May 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                 Date
---------                      -----                                 ----

/s/ Maxwell Thomas             Chief Executive Officer           May 14, 2007
--------------------------     and Chief Financial Officer
Maxwell Thomas


/s/ Enzo Taddei                Director                          May 14, 2007
--------------------------
Enzo Taddei

                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2006 AND 2005








                                    CONTENTS

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Deficit                         F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Maximum Awards, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Maximum Awards, Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the periods ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maximum Awards, Inc. and Subsidiaries, as of December 31, 2006 and 2005, and the results of their operations and comprehensive loss and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                       "SF PARTNERSHIP, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
April 30, 2007



MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

                                                                   2006           2005
                                                                   ----           ----
                                     ASSETS

Current
    Cash                                                       $    56,974    $    42,206
    Accounts receivable (net of allowance $2,200; 2005-$nil)        69,766         43,766
    Inventory                                                       10,872         10,662
                                                               -----------    -----------

Total Current Assets                                               137,612         96,634

Equipment, net (note 4)                                             22,312         21,285
                                                               -----------    -----------

Total Assets                                                   $   159,924    $   117,919
                                                               ===========    ===========

                                   LIABILITIES

Current
    Accounts payable                                           $   344,720    $   156,048
    Accrued charges                                                 42,788         25,000
    Liability for unredeemed points (note 5)                        15,579         15,744
    Due to related party (note 6)                                  116,000         39,000
    Convertible debenture (note 7 and 15)                          388,705           --
    Advances from directors (note 8)                               239,881         82,362
                                                               -----------    -----------

Total Current Liabilities                                        1,147,673        318,154
                                                               -----------    -----------


Total Liabilities                                                1,147,673        318,154
                                                               ===========    ===========

                              STOCKHOLDERS' DEFICIT


Capital Stock (note 9)                                              33,677         33,052

Additional Paid-In Capital                                       1,208,725      1,106,850

Accumulated Comprehensive Loss                                     (47,559)       (27,030)

Accumulated Deficit                                             (2,182,592)    (1,313,107)
                                                               -----------    -----------

Total Stockholders' Deficit                                       (987,749)      (200,235)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $   159,924    $   117,919
                                                               ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005



                                                         2006           2005
                                                         ----           ----

Revenues (note 11)                                   $   494,873    $   329,927

Cost of Sales                                            239,250        114,871
                                                     -----------    -----------

Gross Profit                                             255,623        215,056

Expenses
    General and administrative                           874,083        557,954
    Legal and professional fees                           60,294         91,956
    Salary to related parties (note 10)                  150,000        258,400
    Depreciation                                           5,801          5,697
                                                     -----------    -----------

                                                       1,090,178        914,007
                                                     -----------    -----------

Loss from Operations                                    (834,555)      (698,951)
                                                     -----------    -----------

Other Expense
    Interest expense                                     (28,877)        (1,485)
                                                     -----------    -----------

Loss Before Income Taxes                                (863,432)      (700,436)
Provision for income taxes (note 12)                      (6,053)        (3,681)
                                                     -----------    -----------

Net Loss                                             $  (869,485)   $  (704,117)
                                                     -----------    -----------

Basic and Diluted Loss per Share                     $     (0.40)   $     (0.40)
                                                     -----------    -----------

Basic and Diluted Weighted Average Number of Shares
   Outstanding During the Year Adjusted for the
   Reverse Stock Split (note 15)                       2,158,734      1,771,585
                                                     -----------    -----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2006 and 2005




                              Preferred Shares
                                 "Series A"           Common Shares
                             ------------------   --------------------   Additional    Accumulated                        Total
                               Number      Par       Number      Par       Paid-In    Comprehensive    Accumulated    Stockholders'
                             of Shares    Value    of Shares    Value      Capital         Loss          Deficit         Deficit
                             ---------   ------   ----------   -------   ----------   -------------    -----------    -------------
Balance, January 1, 2005     1,000,000   $1,000   25,526,900   $25,527   $  508,876   $     (55,745)   $  (608,990)   $    (129,332)

    Shares issued for
      cash                        --       --      6,525,000     6,525      597,974            --             --            604,499

    Foreign exchange on
      translation                 --       --           --        --           --            28,715           --             28,715

    Net loss                      --       --           --        --           --              --         (704,117)        (704,117)
                             ---------   ------   ----------   -------   ----------   -------------    -----------    -------------


Balance, December 31, 2005   1,000,000    1,000   32,051,900    32,052    1,106,850         (27,030)    (1,313,107)        (200,235)

    Shares issued for
      cash                        --       --        400,000       400       79,600            --             --             80,000

    Shares issued for
      services                    --       --        225,000       225       22,275            --             --             22,500

    Foreign exchange on
      translation                 --       --           --        --           --           (20,529)          --            (20,529)

    Net loss                      --       --           --        --           --              --         (869,485)        (869,485)
                             ---------   ------   ----------   -------   ----------   -------------    -----------    -------------

Balance, December 31, 2006   1,000,000   $1,000   32,676,900   $32,677   $1,208,725   $     (47,559)   $(2,182,592)   $    (987,749)
                             ---------   ------   ----------   -------   ----------   -------------    -----------    -------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005



                                                    2006         2005
                                                    ----         ----

Cash Flows from Operating Activities
    Net loss                                     $(869,485)   $(704,117)
    Adjustments for non-cash items:
       Depreciation                                  5,801        5,697
       Stock issued for services                    22,500         --
                                                 ---------    ---------

                                                  (841,184)    (698,420)

    Changes in non-cash working capital:
       Accounts receivable                         (26,000)      53,003
       Inventory                                      (210)      (5,470)
       Prepaid expenses                               --          2,542
       Accounts payable                            188,672      (46,109)
       Accrued charges                              17,788         --
       Liability for unredeemed points                (165)      14,015
                                                 ---------    ---------

Net Cash Used In Operating Activities             (661,099)    (680,439)
                                                 ---------    ---------

Cash Flows from Investing Activities
       Purchase of equipment                        (6,828)     (16,096)
                                                 ---------    ---------

Net Cash Used In Investing Activities               (6,828)     (16,096)
                                                 ---------    ---------

Cash Flows from Financing Activities
       Advances from directors                     157,519       56,213
       Decrease in notes payable                      --         (5,575)
       Increase in convertible debenture           388,705         --
       Proceeds from issuance of capital stock      80,000      604,499
       Due to related party                         77,000       39,000
                                                 ---------    ---------

Net Cash Provided By Financing Activities          703,224      694,137
                                                 ---------    ---------

Net Increase (Decrease) in Cash                     35,297       (2,398)

Foreign Exchange on Translation                    (20,529)      28,715

Cash - Beginning of Year                            42,206       15,889
                                                 ---------    ---------

Cash - End of Year                               $  56,974    $  42,206
                                                 =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005



1.    Operations and Business

      Maximum Awards, Inc. ("Maximum"), and Subsidiaries (the "Company"), formerly known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between fiscal 1996 and fiscal 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc.

      On December 9, 2003, Maximum entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., ("Maximum Awards") an Australian corporation operating a consumer rewards program, whereby Maximum acquired all of the issued and outstanding shares of the Maximum Awards in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of Maximum in a reverse merger transaction. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, Maximum issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of Maximum Awards. As a result of the Agreement, the principal shareholder of Maximum Awards controls 96% of Maximum. While Maximum is the legal parent, as a result of the reverse takeover, Maximum Awards became the parent company for accounting purposes.

      On June 1, 2004, Maximum Awards acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd. ("Global Business") and Travel Easy Holidays Pty Ltd. ("Travel Easy") from the shareholders of the respective companies for $1.00 each. At the time of the transaction Maximum Awards, Global Business, Travel Easy and Maximum were companies under common control. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of Maximum Awards with the net assets of Global Business and Travel Easy brought forward at their historical basis.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005



1.    Operations and Business (cont'd.)

      The Company operates a consumer rewards points program known as Maximum Awards ("Maximum Awards Program"). Under this program, consumers earn points by purchasing products and services from a range offered by Global Business, Travel Easy, or program partners. Accumulated points then can be redeemed to acquire additional desired products or services from the same list of such items offered by Global Business or Travel Easy.

      Global Business, maintains a catalog of available goods and services which a member can purchase, or acquire through the redemption of points. Travel Easy is a licensed travel agency which services the public and also allows members to purchase travel services or redeem points for airline tickets or travel packages.


2.    Going Concern

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfillment of contracts with various providers of goods and services throughout the world to provide the Company with a cash flow to sustain operations.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


2.    Going Concern (cont'd.)

      The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


3.    Summary of Significant Accounting Policies

      a)    Basis of Financial Statement Presentation

            These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, under the accrual method of accounting, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      b)    Basis of Consolidation

            The merger of Maximum and Maximum Awards has been recorded as the recapitalization of Maximum, with the net assets of Maximum Awards brought forward at their historical basis. The intention of the management of the Maximum Awards was to acquire Maximum as a shell company to be listed on the Over The Counter Bulletin Board. Management has not pursued the business of Maximum as such, accounting for the merger as the recapitalization of Maximum is deemed appropriate.

            As mentioned in Note 1, these consolidated financial statements include the financial position and results of operations of Maximum, Maximum Awards, Global Business and Travel Easy.

      c)    Unit of Measurement

            United States of America currency is being used as the unit of measurement in these financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

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

      e)    Inventory

            Inventory consists of goods purchased for resale. Inventory is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The Company records their inventory reserves for estimated obsolescence or unmarketable inventory, which are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

      f)    Revenue Recognition

            Consumer Reward Points Program
            ------------------------------

            The Company does not charge a membership fee for joining the Maximum Awards Program.

            The Company recognizes commission income from their customers, the participating vendors in the program, when points have been requested to be redeemed by the participating vendor's customers and collectibility is reasonably assured.

            Travel Agency
            -------------

            The Company earns commission revenues from ticket sales and reports this revenue in accordance with Emerging Issues Task Force ("EITF") Issue No.99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company is an agent and not the primary obligor, and accordingly the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3. Summary of Significant Accounting Policies (cont'd.)

      f)    Revenue Recognition (cont'd.)

            Online Shopping

            The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meets the following criteria:

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

            The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by the customers, are treated as a reduction to the purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company's historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in revenue.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

      g)    Foreign Currency Translation

            The Company accounts for foreign currency translation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's functional currency is the Australian dollar. All assets and liabilities are translated into U.S. dollars using the exchange rate at year-end. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in comprehensive income (loss) for the period.

      h)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value, accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2006 and 2005, the carrying amounts of cash, accounts receivable, accounts payable, accrued charges, liability for unredeemed points, due to related party and advances from directors approximate their fair values due to the short-term maturities of these instruments.

      i)    Interest Rate Risk

            The Company is not exposed to interest rate risk.

      j)    Equipment, net

            Equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

                   Furniture and equipment       20%      Declining balance
                   Computer software             20%      Declining balance

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

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

      l)    Income Taxes

            The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes ("SFAS No. 109")." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

      m)    Share-Based Payments

            In accordance with SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123R"), the Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

      n)    Earnings (Loss) per Common Share

            The Company calculates net earnings (loss) per share based on SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      o)    Comprehensive Income (Loss)

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income ("SFAS No. 130")." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of stockholders' (deficit) equity, and consists of net earnings (loss) and foreign currency translation adjustments. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

      p)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major Australian financial institutions.

            The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

            For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

      r)    Recent Accounting Pronouncements

            In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155")." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 155 will have on its financial position.


            In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 156")." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 156 will have on its financial position.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


3.    Summary of Significant Accounting Policies (cont'd.)

      r)    Recent Accounting Pronouncements (cont'd.)

           In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48")." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

            In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements ("SFAS No. 157")". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on it's financial statements.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005



3.    Summary of Significant Accounting Policies (cont'd.)

      r)   Recent Accounting Pronouncements (cont'd.)

           In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005



4.    Equipment, net

                                                       2006                          2005
                                                Accumulated                   Accumulated
                                        Cost   Depreciation           Cost   Depreciation
                                ------------   ------------   ------------   ------------
      Furniture and equipment   $     30,358   $     12,332   $     23,147   $      6,521
      Computer software                5,560          1,274          5,177            518
                                ------------   ------------   ------------   ------------
                                $     35,918   $     13,606   $     28,324   $      7,039
                                ------------   ------------   ------------   ------------

      Net carrying amount                      $     22,312                  $     21,285
                                               ------------                  ------------

5.    Consumer Reward Points Program

      The Company operates a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company does not maintain a separate escrow account for unredeemed points. The liability for unredeemed points is determined based on management's knowledge of the industry, historical trends and competitor's valuations in similar industries.


6.    Due to Related Party

      The amount due to related party is owed to a shareholder of the Company for consulting services provided. The amount is non-interest bearing, unsecured and due on demand.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


7.    Convertible Debenture

      During the year the Company sold convertible debentures to The Winterman Group totaling $388,705. These debentures are secured by the assets of the Company as per a general security agreement, bear interest at 10% per annum and are payable on demand after January 31, 2007. The investor may convert the debenture into common stock at the lower of $0.10 per share or market price of the stock at the time of election.

      The Company determined that no value shall be assigned to the conversion feature of these debentures as the stated interest rate of the debenture is equal to the prevailing market interest rate.


8.    Advances from Directors

                                                    2006         2005
                                                    ----         ----
        Maxwell Thomas                           $   89,184   $   42,336
        Michael Sullivan                            150,697       40,026
                                                 ----------   ----------




                                                 $  239,881   $   82,362
                                                 ----------   ----------


      The advances are non-interest bearing, unsecured and due on demand.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


9.    Capital Stock

        Authorized
              9,000,000    Preferred shares, rights to be granted at the discretion of the
                           Board of Directors
              1,000,000    Preferred shares, Series "A", par value of $0.001 per
                           share, non- participating, voting rights of 50 votes
                           per share, redeemable
          100,000,000      Common shares, par value of $0.001 per share

                                                                                         2006             2005
                                                                                         ----             ----
        Issued
            1,000,000      Preferred shares, Series "A" (2005 - 1,000,000)           $      1,000     $      1,000
           32,676,900      Common shares (2005 - 32,051,900)                               32,677           32,052
                                                                                     ------------     ------------

                                                                                     $     33,677     $     33,052
                                                                                     ============     ============


      The following transactions occurred during 2005 and 2006:

      a) On June 21, 2005 the Company issued 5,000 common shares for a cash consideration of $2,500.

      b) On October 10, 2005 the Company issued 1,500,000 common shares for a cash consideration of $150,000.

      c) On November 1, 2005 the Company issued 3,500,000 common shares for a cash consideration of $300,000.

      d) On November 21, 2005 the Company issued 575,000 common shares for a cash consideration of $57,500.

      e) On November 30, 2005 the Company issued 345,000 common shares for a cash consideration of $34,500.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


9.    Capital Stock (cont'd.)

      f) On December 12, 2005 the Company issued 550,000 common shares for a cash consideration of $55,000.

      g) On December 21, 2005 the Company issued 50,000 common shares for a cash consideration of $5,000.

      h) On March 14, 2006 the Company issued 300,000 common shares for a cash consideration of $30,000.

      I) On March 14, 2006 the Company issued 100,000 common shares for a cash consideration of $50,000.

      j) On December 15, 2006 the Company issued 225,000 common shares for services rendered, valued at $22,500.


10.   Related Party Transactions

      During the year, the Company paid salaries to a director in the amount of $150,000 (2005 - $177,635).

      During the year, the Company also paid consulting fees to a director in the amount of $nil (2005 - $10,000) and consulting fees to a shareholder in the amount of $77,000 (2005 - $39,000), both of which have been included in general and administrative expenses.

      Included in accounts receivable is $5,567 (2005 - $nil) due to a company controlled by a director.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


11.   Segmented Information
                                                               2006           2005
                                                               ----           ----
      Revenues by Segment:
        Maximum Awards - consumer rewards points program   $    10,871         13,040
        Travel Easy - travel agency                            269,388        154,154
        Global Business - online shopping                      214,614        162,733
                                                           -----------    -----------
        Consolidated Revenues                              $   494,873    $   329,927
                                                           ===========    ===========


      Operating (Loss) Income by Segment:

        Maximum Awards - consumer rewards points program   $  (890,037)   $  (569,734)
        Travel Easy - travel agency                             77,962       (130,902)
        Global Business - online shopping                      (22,480)         1,685
      Consolidated Operating Loss                          $  (834,555)   $  (698,951)
                                                           ===========    ===========

      Assets by Segment:

        Maximum Awards - consumer rewards points program   $    18,725    $    18,165
        Travel Easy - travel agency                            107,202         44,956
        Global Business - online shopping                       33,997         54,798
                                                           -----------    -----------

      Consolidated Gross Assets                            $   159,924    $   117,919
                                                           ===========    ===========


      Liabilities by Segment:

        Maximum Awards - consumer rewards points program   $   836,350    $   242,459
        Travel Easy - travel agency                            284,495         41,800
        Global Business - online shopping                       26,828         33,895
                                                           -----------    -----------

      Consolidated Total Liabilities                       $ 1,147,673    $   318,154
                                                           ===========    ===========

      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


12.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                                    2006        2005
                                                                    ----        ----
      Expected  income tax recovery at the  statutory  rate of
        34% (2005 - 34%)                                         $(295,625)   $(255,148)
      Australian income taxes                                        6,053        3,681
      Valuation allowance                                          295,625      255,148
                                                                 ---------    ---------

      Current income taxes                                       $   6,053    $   3,681
                                                                 =========    =========

      The Company has deferred income tax assets as follows:
                                                                    2006        2005
                                                                    ----        ----

      Deferred income tax assets                                 $ 731,000    $ 443,000
      Valuation allowance                                         (731,000)    (443,000)
                                                                 ---------    ---------

                                                                 $    --      $    --
                                                                 =========    =========


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005


12.   Income Taxes (cont'd.)

      As of December 31, 2006, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $2,182,000 (2005 - $1,302,000) that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, therefore, the amount available to offset future taxable income may be limited. Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, it is more likely than not that the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.

13.   Commitments and Contingencies

      The Company's lease on their premises expired during 2006, subsequently the Company moved to a location owned by a related party that does not charge the Company rent for its use. The Company entered into a consulting agreement with a consultant, who is also the spouse of a shareholder of the company holding the convertible debenture referred to in note 7, for a period of six months beginning August 1, 2006. The Company will pay a monthly fee of $15,000. The consultant may opt, in lieu of cash, to receive payment for services rendered in stock at a price of $0.10 per share or market price, whichever is lower at the time of payment. The Company has determined that the conversion feature of this contract is not material and therefore has not been valued.


14.   Supplemental Disclosure of Cash Flow Information

      The Company had cash flows from interest paid or income taxes paid for the years ended December 31, 2006 and 2005 as follows:


                                     2006                2005
                                     ----                ----

       Interest paid            $       5,310       $       1,485
       Income taxes paid        $       3,681       $         861

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005



15.   Subsequent Events

      On March 21, 2007, the convertible debenture was converted to common stock by The Winterman Group and as a result the Company issued 4,101,500 common stock (pre reverse split) to The Winterman Group. The stock was converted at a rate of $0.10 per common stock.

      On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company returned the preferred shares to treasury.

      On March 21, 2007, the Company agreed to undertake the reverse split of its authorized common stock at a ratio of fifteen to one. The issued and outstanding common stock was reduced from 36,728,400 to 2,448,560, with an amended par value of $0.015 per common stock.

      On March 21, 2007, the Company entered into heads of agreement with Plays On The Net Plc ("POTN") for the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares (post reverse split). The acquisition is subject to the completion of due diligence by both the Company and POTN, the completion of a formal agreement between both parties and regulatory approval.

      On March 28, 2007, the Company issued 60,000 common shares (post reverse split) for cash consideration of $11,500.


16.   Comparative Information

      Certain prior year balances have been reclassified to conform with the current year's financial statement presentation