Form 10QSB
period 2007-03-31
MAXIMUM AWARDS INC
filed 2007-05-17
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                        1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

                          Commission File No. 000-50621


                              MAXIMUM AWARDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



        Nevada                                          86-0787790
        ------                                          ----------
(State of organization)                 (I.R.S. Employer Identification Number.)


                82 Avenue Road, Toronto, Ontario M5R 2H2, Canada
                ------------------------------------------------
                    (Address of principal executive offices)

                                  416-929-5798
                                  ------------
               Registrant's telephone number, including area code



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

There are 36,848,400 shares of common stock outstanding, as of May 16, 2007.

                      MAXIMUM AWARDS, INC. AND SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2007
                               AND MARCH 31, 2006

                                    UNAUDITED







                                    CONTENTS

Interim Consolidated Balance Sheets                                            1

Interim Consolidated Statements of Operations and Comprehensive Loss           2

Interim Consolidated Statements of Cash Flows                                  3

Notes to Financial Statements                                             4 - 20

Exhibits                                                                 21 - 24


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Balance Sheets
March 31, 2007 and December 31, 2006




                                                              2007           2006
                                                       -----------    -----------
                                                       (Unaudited)      (Audited)
                                     ASSETS
Current
    Cash                                               $    37,825    $    56,974
    Accounts receivable                                     80,007         69,766
    Inventory                                               13,320         10,872
                                                       -----------    -----------

Total Current Assets                                       131,152        137,612

Furniture and Equipment (note 5)                            21,788         22,312
                                                       -----------    -----------

Total Assets                                           $   152,940    $   159,924
                                                       ===========    ===========


                                   LIABILITIES

Current
    Accounts payable                                   $   439,705    $   344,720
    Accrued Charges                                         50,788         42,788
    Liability for unredeemed points                         15,366         15,579
    Due to Related Party                                   138,500        116,000
    Convertible debenture note                                --          388,705
    Advances from directors (note 8)                       235,416        239,881
                                                       -----------    -----------

Total Current Liabilities                                  879,775      1,147,673
                                                       -----------    -----------

Total Liabilities                                          879,775      1,147,673
                                                       -----------    -----------


                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 9)                                      36,838         33,677

Additional Paid-In Capital                               1,627,114      1,208,725

Accumulated Other Comprehensive Loss                       (56,022)       (47,559)

Accumulated Deficit                                     (2,334,765)    (2,182,592)
                                                       -----------    -----------

Total Stockholders' Deficit                               (726,835)      (987,749)
                                                       -----------    -----------

Total Liabilities and Stockholders' Deficit            $   152,940    $   159,924
                                                       ===========    ===========

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Statements of Operations and Comprehensive Loss Three Months Ended March 31, 2007 and March 31, 2006




                                                        2006           2005
                                                 -----------    -----------
                                                 (Unaudited)    (Unaudited)

Revenue                                          $    78,902    $   105,217

Cost of Sales                                         40,167         50,795
                                                 -----------    -----------


Gross Profit                                          38,735         54,422
                                                 -----------    -----------


Expenses
    General and administrative                       152,937        260,355
    Legal and professional fees                       20,721         10,000
    Interest                                          16,103          1,120
    Amortization                                       1,147          1,319
                                                 -----------    -----------


Total Expenses                                       190,908        272,794
                                                 -----------    -----------


Operating Loss                                      (152,173)      (218,372)
                                                 -----------    -----------


    Provision for income tax                            --             --
                                                 -----------    -----------


Net Loss                                            (152,173)      (218,372)
                                                 -----------    -----------


Foreign Currency Translation Adjustment               (8,463)        (3,190)
                                                 -----------    -----------


Comprehensive Loss                               $  (160,636)   $  (221,562)
                                                 ===========    ===========



Basic and Fully Diluted Loss per Share           $     (0.07)   $     (0.10)
                                                 ===========    ===========


Basic and Fully Diluted Weighted Average

Number of Shares Outstanding During the Period     2,184,500      2,155,000
                                                 ===========    ===========

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and March 31, 2006

                                                            2007           2006
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Cash Flows from (Used in) Operating Activities
    Net Loss                                         $  (152,173)   $  (218,372)
    Adjustments to reconcile net loss income to net
       cash used in operating activities
         Amortization                                      1,147          1,319
         Accounts receivable                             (10,241)        (1,520)
         Inventory                                        (2,448)         2,056
         Prepaid Expenses                                   --          (11,114)
         Liability for unredeemed points                    (213)         2,915
         Accounts payable and accrued charges            102,985            773
                                                     -----------    -----------

    Net cash from used in operating activities           (60,943)      (223,943)
                                                     -----------    -----------


Cash Flows Used in Investing Activities
         Purchase of equipment                              (623)        (4,525)
                                                     -----------    -----------


    Net cash from used in investing activities              (623)        (4,525)
                                                     -----------    -----------


Cash Flows Derived from Financing Activities
         Increase (Conversion) of notes payable         (388,705)       158,032
         Advances from related parties                    22,500         (2,016)
         Issue of Common Stock                           421,550         80,000
         Advances from directors                          (4,465)         1,159
                                                     -----------    -----------


    Net cash provided by financing activities             50,880        237,175
                                                     -----------    -----------


Net Increase in Cash                                     (10,686)         8,707

Foreign Exchange on Cash Balances                         (8,463)        (3,190)

Cash - beginning of period                                56,974         42,206
                                                     -----------    -----------


Cash - end of period                                 $    37,825    $    47,723
                                                     -----------    -----------

Total Cash                                           $    37,825    $    47,723
                                                     -----------    -----------

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


2.    Going Concern

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      The Company has sustained operating losses since inception, has raised minimal capital and has no long-term contracts related to its business plans. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cash-flow to sustain operations.

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

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

      i)    Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation, based on the estimated useful lives of the assets, is provided using the under-noted annual rates and methods:

                   Furniture and equipment       20%          Declining balance
                   Computer software             20%          Declining balance

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

      l)    Stock Based Compensation

            In accordance with SFAS No. 123(R) "Share Based Payment" ("SFAS No 123R"), the Company enters into transactions in which goods or services are the consideration received for the issuance of equity instruments. The value of these transactions are measured and accounted for, based on the fair value of the equity instrument issued or the value of the services, whichever is more reliably measurable. The services are expensed in the periods during which the services are rendered.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

      n)    Comprehensive Income

            The Company adopted SFAS No. 130, "Reporting Comprehensive Income.(" SFAS No. 130")." SFAS No 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of changes in stockholders' (deficit) equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

      q)    Recent Accounting Pronouncements

            In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155")." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any; SFAS No. 155 will have on its financial position.

            In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 156")." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any; SFAS No. 156 will have on its financial position.


MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


3.       Summary of Significant Accounting Policies (cont'd.)

      r)    Recent Accounting Pronouncements (cont'd.)

            In June 2006, the FASB issued Financial Accounting Standards
            Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
            ("FIN 48")." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

            In September 2006, FASB issued SFAS No. 157, "Fair Value
            Measurements ("SFAS No. 157")". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.
            SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS
            No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on its financial statements.


4.    Consumer Reward Points Program

      The Company operated a consumer reward program, as described in Note 1, whereby, consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company does not maintain an escrow account for funds collected.


5.    Furniture and Equipment

                                                         March 31,                  December 31,
                                                              2006                          2006
                                                       Accumulated                   Accumulated
                                               Cost   Amortization           Cost   Amortization
                                       ------------   ------------   ------------   ------------
      Office furniture and equipment   $     30,826   $     13,259   $     30,358   $     12,332
      Computer software                       5,715          1,494          5,560          1,274
                                       ------------   ------------   ------------   ------------


      Net carrying amount                             $     21,788                  $     22,312
                                                      ------------                  ------------

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


6.    Due to Related Party

      The amount due to related party is owed to a shareholder of the Company for consulting services provided. The amount is non-interest bearing, unsecured and due on demand.


7.    Convertible Debenture

      During 2006 the Company sold convertible debentures to The Winterman Group totaling $388,705. These debentures are secured by the assets of the Company as per a general security agreement, bear interest at 10% per annum and are payable on demand after January 31, 2007. The debenture was converted into common stock at $0.10 per share on March 21, 2007 through the issue of 4,101,500 common shares.

      The Company determined that no value should be assigned to the conversion feature of the debentures as the stated interest rate of the debenture is equal to the prevailing market interest rate. The debenture was converted at what the Company believed was a fair market rate at the time of the conversion.


8.    Advances from Directors

                                                        March 31,   December 31,
                                                             2007           2005
                                                     ------------   ------------
      Notes payable to directors of the Company:
         Maxwell Thomas                              $     63,417   $     89,184
         Michael Sullivan                                 171,999        150,697
                                                     ------------   ------------

                                                     $    235,416   $    239,881
                                                     ============   ============


      The notes are non-interest bearing, unsecured and have no specific terms of repayment.


MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


9.   Capital Stock

        Authorized

         10,000,000   Preferred shares, Series "A", par value of $0.001 per
                        share, non-participating, voting rights of 50 votes per
                        share
        100,000,000   Common shares, par value of $0.001 per share


                                                                                 March 31,   December 31,
                                                                                      2007           2006
                                                                              ------------   ------------
        Issued Preferred shares, Series "A" (December 31 2006 - 1,000,000)    $          -   $      1,000
             36,838,400 Common shares (December 31, 2006 -32,676,900)               36,838         32,677
                                                                              ------------   ------------

                                                                              $     36,838   $     33,677
                                                                              ============   ============

      The following transactions occurred during 2006 and 2007:

      a) On January 19, 2006 the Company issued 300,000 common shares for a cash consideration of $30,000

      b) On February 16, 2006 the Company issued 100,000 common shares for a cash consideration of $50,000

      c) On December 15, 2006 the Company issued 225,000 common shares for a legal services valued at $22,500

      d) On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company returned the preferred shares to treasury.

      e) On March 21, 2007, the Company agreed to undertake the reverse split of its authorized common stock at a ratio of fifteen to one. The issued and outstanding common stock was reduced from 36,728,400 to 2,448,560, with an amended par value of $0.015 per common stock.

      f) On March 21, 2007 the Company issued 4,101,500 common shares for the conversion of a note held in the company. The shares were issued at $0.10 per share.

      g) On March 28, 2007 the Company issued 60,000 common shares (pre reverse split) for a cash consideration of $11,400.

MAXIMUM AWARDS, INC.
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


10.   Segmented Information
                                                    Three Months   Three Months
                                                           Ended          Ended
                                                        March 31       March 31
                                                            2007           2006
                                                    ------------   ------------
      Revenues by Segment:

        Maximum Awards - consumer rewards program   $          0   $      3,595
        Travel Easy - travel agency                       33,222         51,543
        Global Business - online shopping                 45,680         50,079
                                                    ------------   ------------
      Consolidated Revenues                         $     78,902   $    105,217
                                                    ============   ============

      Operating (Loss) by Segment:

        Maximum Awards - consumer rewards program   $    (92,988)  $   (171,020)
        Travel Easy - travel agency                      (62,483)       (48,359)
        Global Business - online shopping                  3,298            989
                                                    ------------   ------------
      Consolidated Operating Loss                   $   (152,173)  $   (218,372)
                                                    ============   ============


      Assets by Segment:
                                                       March 31,   December 31,
                                                            2005           2005

        Maximum Awards - consumer rewards program   $     17,556   $     35,964
        Travel Easy - travel agency                      103,579         71,857
        Global Business - online shopping                 31,805         38,908
                                                    ------------   ------------
      Consolidated Gross Assets                     $    152,940   $    146,729
                                                    ============   ============


      Total Liabilities by Segment:

        Maximum Awards - consumer rewards program   $    590,821   $    393,390
        Travel Easy - travel agency                      248,321         55,118
        Global Business - online shopping                 40,633         40,017
                                                    ------------   ------------
      Consolidated Total Liabilities                $    879,775   $    488,525
                                                    ============   ============


      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.

MAXIMUM AWARDS, INC.AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


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

      The Company's current income taxes are as follows:

                                                    Three Months   Three Months
                                                           Ended          Ended
                                                        March 31       March 31
                                                            2007           2006
                                                    ------------   ------------
      Expected Income tax recovery at statutory
        tax rate of 34%                             $    (51,738)  $    (73,368)
      Valuation allowance                                 51,738         73,368
                                                    ------------   ------------

      Current income taxes                          $          -   $          -
                                                    ============   ============


      The Company has deferred income tax assets
        as follows:
                                                        March 31       March 31
                                                            2007           2006
                                                    ------------   ------------
      Deferred income tax assets                    $    782,738   $    519,825
      Valuation allowance                               (782,738)      (519,825)
                                                    ------------   ------------

                                                    $          -   $          -
                                                    ============   ============


      As of March 31, 2007, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $2,311,000 (2006 - $1,528,000)that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

MAXIMUM AWARDS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2007
Unaudited


12.   Commitments and Contingencies

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



13.   Supplemental Disclosure of Cash Flow Information:

                                                    Three Months   Three Months
                                                           Ended          Ended
                                                        March 31       March 31
                                                            2007           2006
                                                    ------------   ------------
       Cash paid during the period for:

       Interest paid                                $      2,429   $          -
       Income taxes paid                                       -              -



14.   Subsequent Events

      On May 14, 2007, the Company finalized an irrevocable heads of agreement with Plays On The Net Plc ("POTN") for the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares (post reverse split). The acquisition is subject to the completion of an audit of POTN, the completion of a formal agreement between both parties and regulatory approval.


15.   Comparative Information

      Certain of the prior year balances have been reclassified to conform to the current year's financial statement presentation.

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

Global Business also is an Australian proprietary limited corporation. Global Business was organized under the law of the Province of Queensland, Australia in June 2003. Global Business does business under the name Easy Shopper Direct and is engaged in the business of selling consumer goods on-line and through published catalogs and its operations are located in the company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Global Business was owned by Maxwell Thomas, the company's chief executive officer, and Michael Sullivan, a director of the company. Mr. Thomas owned 60% of Global Business and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the company and Mr. Thomas, the company acquired Global Business for $1.00. Australian Global Business now is a wholly-owned subsidiary of the company.

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

         Revenues for the three months ended March 31, 2007 decreased by $26,315 from $105,217 for the three months ended March 31, 2006 to $78,902 for the three months ended March 31, 2007. The decrease in revenues was due a decrease in travel income of $18,321, a decrease in online shopping of $4,399 and a decrease in reward program income of $3,595. The decrease in sales across all segments was a result of a move in premises, a reduction in advertising and promotion expenditure due to financial constraints. The awards program did not achieve any sales in the quarter.

Cost of sales increased from 48.3% of sales for the three months ended March 31, 2006 to 50.9% of sales for the three months ended March 31, 2007. Gross profit decreased by $15,687 from $54,422 for the three months ended March 31, 2005 to $38,735 for the three months ended March 31, 2007. The reduction was primarily due to reduced sales..

         Overhead costs for the quarter increased by $81,886 from $272,294 for the quarter March 31, 2006 to $190,908 for the quarter ended March 31, 2007. General and administration costs decreased by $3,876, , advertising and promotion costs reduced by $1,298, salaries reduced by $71,496, premises costs reduced by $5,871, travel expense reduced by $32,156 and amortization decreased by $172, while interest expense increased by $14,983 legal and professional fees increased by $18,000. The reduction in costs is attributed to the company moving premises and lower sales which required less employees. The increase in professional fees was due to higher audit fees and costs associated with the Company's securities filings and the increase in interest expense was interest paid on the Winterman note which has now been converted..

         We incurred a net loss of $152,173 or $(0.07) per share based on 2,184,500 weighted average shares outstanding for the quarter ended March 31 2007 compared to a loss of $218,372 or $(0.10) per share based on 2,155,000 weighted average shares outstanding for the quarter ended March 31,2006

         Through the three months ended March 31,2007 we have relied on advances of approximately $22,500 from our principal note holders, and proceeds of $11,400 from the sale of common stock to support our operations. As of March 31, 2007, the Company had approximately $37,825 of its own cash and cash equivalents. We plan to seek additional equity or debt financing of up to $3 million which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations.

        LIQUIDITY AND CAPITAL RESOURCES

      The Company has operated its loyalty and rewards program in Australia since October 2002 and intends to expand its business into North America during 2007. The company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

     The Company has entered into an agreement to acquire Plays on The Net Plc, a United Kingdom corporation which is involved in online sales of audible books and other book tiles. The acquisition will be finalized through the issue of the Company's common stock. The acquisition will allow the Companies to expand its online sales into the global market. Plays On The Net currently has a staff of ten, and operates out of premises located in Toronto.


      The company's operation in Brisbane, Queensland, Australia currently employs approximately 6 people. The number of employees in Australia is not expected to increase through the remainder of 2007.

During the next 12 months the Company expects to further expand its customer base, establishing new merchants and expanding its product base. Specifically, such spending will be concentrated on enhancing internet exposure and attracting new product.

The Company has budgeted to spend $1.0 million dollars in developing the internet market.

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

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There has been no change in our internal controls or in other factor during the period covered by this report that have materially affected, or is likely to materially affect the Company's internal controls over financial reporting.



PART II - OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On March 21, 2007 the Company issued 4,101,500 common shares for the conversion of a note held in the company. The shares were issued at $0.10 per share. The shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act. The note holder received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

         On March 28, 2007 the Company issued 60,000 common shares for a cash consideration of $11,400. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The investor received information concerning the Company and had the opportunity to ask questions concerning the Company. The shares issued contain a legend restricting transferability absent registration or applicable exemption.

Item 6.  EXHIBITS


Exhibits required by Item 601 of Regulation S-B

         31.1     Form 302:  Certification of Chief Executive Officer
         31.2     Form 302:  Certification of Principal Financial Officer
         32.1     Form 906:  Certification of Chief Executive Officer and
                             Principal Financial Officer






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day 17th day of May, 2007.

                                              Maximum Awards Inc




                                              /s/ Giuseppe Pino Baldassarre
                                              -------------------------------
                                              Name: Giuseppe Pino Baldassarre
                                              Chief Executive Officer