Form 10QSB
period 2007-06-30
LOGICA HOLDINGS INC
filed 2007-08-14
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

                           Commission File No. 0-50621

                              LOGICA HOLDINGS INC.
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

                                   416 9295798
                                   -----------
               Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 14,552,198 shares of common stock outstanding, as of August 13, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                     LOGICA HOLDINGS, INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2007
                                AND JUNE 30, 2006

                                    UNAUDITED





                                    CONTENTS

Interim Condensed Consolidated Balance Sheets                                  1

Interim Condensed Consolidated Statements of Operations and
 Comprehensive Loss                                                            2

Interim Condensed Consolidated Statements of Stockholders' Deficit             3

Interim Condensed Consolidated Statements of Cash Flows                        4

Notes to Interim Condensed Consolidated Financial Statements              5 - 13


LOGICA HOLDINGS INC AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

                                                                          2007           2006
                                                                   (Unaudited)      (Audited)

                                     ASSETS

Current
    Cash                                                           $    27,927    $    56,974
    Accounts receivable (net of allowance $1,569; 2006 - $2,200)       264,297         69,766
    Inventory                                                            6,058         10,872
                                                                   -----------    -----------

Total Current Assets                                                   298,282        137,612

Equipment, net (note 4)                                                 24,020         22,312
                                                                   -----------    -----------

Total Assets                                                       $   322,302    $   159,924
                                                                   ===========    ===========

                                   LIABILITIES

Current
    Accounts payable                                               $   520,924    $   344,720
    Accrued charges                                                     45,916         42,788
    Liability for unredeemed points (note 5)                            14,886         15,579
    Due to related parties (note 6)                                    525,421        116,000
    Convertible debenture (note 7)                                        --          388,705
    Advances from directors (note 8)                                      --          239,881
                                                                   -----------    -----------

Total Liabilities                                                    1,107,147      1,147,673
                                                                   -----------    -----------




                              STOCKHOLDERS' DEFICIT

Capital Stock (note 9)                                                  36,783         33,677

Additional Paid-In Capital                                           1,627,169      1,208,725

Accumulated Comprehensive Loss                                         (74,413)       (47,559)

Accumulated Deficit                                                 (2,374,384)    (2,182,592)
                                                                   -----------    -----------

Total Stockholders' Deficit                                           (784,845)      (987,749)
                                                                   -----------    -----------

Total Liabilities and Stockholders' Deficit                        $   322,302    $   159,924
                                                                   ===========    ===========

                 (The accompanying notes are an integral part of
                these interim consolidated financial statements)


LOGICA HOLDINGS INC.
Interim Consolidated Statements of Operations and Comprehensive Loss
Three Months and Six Months Periods Ended June 30, 2007 and June 30, 2007



                                     Three Months     Three Months      Six Months       Six Months
                                    June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                    -------------    -------------    -------------    -------------
                                    (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                    -------------    -------------    -------------    -------------
Revenue                                   115,117          179,075          192,721          284,292

Cost of Sales                              23,162           54,584           61,652          105,379
                                    -------------    -------------    -------------    -------------
Gross Profit                               91,955          124,491          131,069          178,913

Expenditure

    General and administrative            107,934          276,621          264,108          536,976
    Legal and professional fees            17,000           14,840           35,000           24,840
    Amortization                            2,130            1,577            3,245            2,896
                                    -------------    -------------    -------------    -------------
Total Expense                             127,064          293,038          302,353          564,712

Operating Loss                            (35,109)        (168,548)        (171,284)        (385,799)

Other (Expense)
    Interest                                4,404            4,726           20,508            5,846
    Provision for income tax                 --               --               --

Net Loss                                  (39,513)        (173,273)        (191,792)        (391,645)
                                    -------------    -------------    -------------    -------------
    Foreign currency
      translation adjustment              (20,356)             489          (26,854)          (2,701)
Comprehensive Loss                        (59,869)        (172,784)         218,646)        (394,346)
                                    -------------    -------------    -------------    -------------

Basic and Fully Diluted

    Loss per share                           0.03       $     0.08       $     0.10       $     0.19

Basic and Fully Diluted

Weighted Average

    Number of shares outstanding
      during the period                 2,452,198        2,163,460        2,303,600        2,159,540



                 (The accompanying notes are an integral part of
                these interim consolidated financial statements)



LOGICA HOLDINGS INC.
Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and June 30, 2006

                                                                   2007           2006
                                                            (Unaudited)      (Audited)

Cash Flows from Operating Activities
    Net loss                                               $  (191,792)   $  (391,645)
    Adjustments to reconcile net loss to net cash
       used in operating activities
       Amortization                                              3,245          2,896
       Accounts receivable                                    (194,531)           398
       Inventory                                                 4,814            922
       Prepaid and sundry assets                                  --           (7,037)
       Liability for unredeemed points                            (693)         5,434
       Accounts payable and accrued charges                    179,332         63,336
                                                           -----------    -----------

    Net cash used in operating activities                     (199,625)      (325,696)
                                                           -----------    -----------

Cash Flows from Investing Activities
       Purchase of equipment                                    (4,953)        (5,406)
                                                           -----------    -----------

    Net cash used in investing activities                       (4,953)        (5,406)
                                                           -----------    -----------

Cash Flows from Financing Activities
       (Conversion of) increase in convertible debenture      (388,705)       257,255
       Due to from related parties                             409,421           --
       Due to form Directors                                  (239,881)         6,457
       Proceeds from issuance of capital stock                 421,550         80,000
                                                           -----------    -----------

    Net cash provided by financing activities                  202,385        343,712
                                                           -----------    -----------

Net Increase (Decrease) in Cash                                 (2,193)        12,610)

Foreign Exchange on Cash Balances                              (26,854)       (14,725)

Cash - beginning of period                                      56,974         42,206
                                                           -----------    -----------

Cash - end of period                                       $    27,927    $    40,091
                                                           ===========    ===========

Cash                                                       $    27,927    $    40,091
                                                           -----------    -----------




                 (The accompanying notes are an integral part of
                these interim consolidated financial statements)


LOGICA HOLDINGS INC AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2007 and Year Ended December 31, 2006


                           Preferred Shares
                              "Series A"              Common Shares
                        ----------------------   -----------------------   Additional    Accumulated                      Total
                          Number                    Number                  Paid-In     Comprehensive   Accumulated   Stockholders'
                        of Shares    Par Value    of Shares    Par Value    Capital         Loss          Deficit        Deficit
                        ----------   ---------   -----------   ---------   ----------   -------------   -----------   -------------
Balance,
 January 1, 2006         1,000,000       1,000    32,051,900      32,052    1,106,850         (27,030)   (1,313,107)       (200,235)

  Shares issued for
    cash                      --          --         400,000         400       79,600            --            --            80,000

  Shares issued for
    services                  --          --         225,000         225       22,275            --            --            22,500

  Foreign exchange
    on translation            --          --            --          --           --           (20,529)         --           (20,529)

  Net loss                    --          --            --          --           --              --        (869,485)       (869,485)
                        ----------   ---------   -----------   ---------   ----------   -------------   -----------   -------------

Balance,
 December 31, 2006       1,000,000       1,000    32,676,900      32,677    1,208,725         (47,559)   (2,182,592)       (987,749)

  Return of preferred
    shares              (1,000,000)     (1,000)         --          --          1,000            --            --              --
  Shares issued for
    debentures                --          --       4,101,500       4,101      406,049            --            --           410,150

  Shares issued for
    services                  --          --          60,000          60       11,340            --            --            11,400

  Reverse Split               --          --     (34,386,202)        (55)          55            --            --              --

  Foreign exchange
    on translation            --          --            --          --           --           (26,854)         --           (26,854)


  Net loss                    --          --            --          --           --              --        (191,792)       (191,792)
                        ----------   ---------   -----------   ---------   ----------   -------------   -----------   -------------


Balance,
 June 30, 2007                --     $    --       2,452,198   $  36,783   $1,627,169   $     (74,413)  $(2,374,384)  $    (784,845)
                        ==========   =========   ===========   =========   ==========   =============   ===========   =============

                 (The accompanying notes are an integral part of
                these interim consolidated financial statements)

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


1.    Operations and Business

      Logica Holdings, Inc. ("Logica"), and Subsidiaries (the "Company"), formerly known as Maximum Awards Inc ("Maximum") and prior to that Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between fiscal 1996 and fiscal 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc. On July 27, 2007, the Company amended its Articles of Incorporation to change its name to Logica Holdings, Inc.

      On December 9, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., ("Maximum Awards") an Australian corporation operating a consumer rewards program, whereby Maximum acquired all of the issued and outstanding shares of the Maximum Awards in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of the Company in a reverse merger transaction. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, the Company issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of Maximum Awards. As a result of the Agreement, the principal shareholder of Maximum Awards controls 96% of Maximum. While the "Company" is the legal parent, as a result of the reverse takeover, Maximum Awards became the parent company for accounting purposes.

      On June 1, 2004, the "Company" acquired 100% of the issued and outstanding share capital of both Global Business Group Australia Pty Ltd. ("Global Business") and Travel Easy Holidays Pty Ltd. ("Travel Easy") from the shareholders of the respective companies for $1.00 each. At the time of the transaction Maximum Awards, Global Business, Travel Easy and the "Company" were companies under common control. As such, this transfer of equity interests between common controlled entities is accounted for as a recapitalization of Maximum Awards with the net assets of Global Business and Travel Easy brought forward at their historical basis.

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

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited



      On May 14, 2007, the "Company" finalized an irrevocable heads of agreement with Plays On The Net Plc ("POTN") for the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares. The acquisition was completed on July 9, 2007. These accounts do not include the financial statements of POTN, as the acquisition occurred after the reporting period.

2.    Going Concern

      The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

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

      The interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.    Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. There have been no significant changes of accounting policies since December 31, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


3.    Summary of Significant Accounting Policies (cont'd)

      Recent Accounting Pronouncement

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
      Financial Assets and Financial Liabilities Including an Amendment of FASB
      Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the
      Board's long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, "Fair Value
      Measurements", and No. 107, "Disclosures about Fair Value of Financial
      Instruments." This statement is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. The
      Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.
4.       Equipment, net
                                                         June 30,                  December 31,
                                                             2007                          2006
                                                      Accumulated                   Accumulated
                                              Cost   Depreciation           Cost   Depreciation
                                      ------------   ------------   ------------   ------------


      Furniture and equipment         $     34,883   $     15,125   $     30,358   $     12,332
      Computer software                      5,988          1,726          5,560          1,274
                                      ------------   ------------   ------------   ------------


                                      $     40,871   $     16,851   $     35,918   $     13,606
                                      ------------   ------------   ------------   ------------


      Net carrying amount                            $     24,020                  $     22,312
                                                     ------------                  ------------

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


      Consumer Reward Points Program

      The Company operates a consumer reward program, as described in Note 1, whereby consumers earn points by purchasing goods and services with various vendors, whom are registered with the program. When a consumer purchases a good or service, the vendor remits a cash amount for the amount of points earned by the consumer to the Company. The Company does not maintain a separate escrow account for unredeemed points. The liability for unredeemed points is determined based on management's knowledge of the industry, historical trends and competitor's valuations in similar industries.

6.    Due to Related Party

      The amount due to related party is owed to a shareholder of the Company for consulting services provided. The amount is non-interest bearing and unsecured.

7.    Convertible Debenture

      During 2006, the Company sold convertible debentures to The Winterman Group totaling $388,705. These debentures were secured by the assets of the Company as per a general security agreement, bore interest at 10% per annum and were payable on demand after January 31, 2007. The debenture and interest was converted into common stock on March 21, 2007 through the issuance of 273,433 common shares.

8.    Advances from Directors

                                                  June 30,    December 31,
                                                      2007            2006


          Maxwell Thomas                       $         -    $     89,184
          Michael Sullivan                               -         150,697
                                               -----------    ------------

                                               $         -    $    239,881
                                               -----------    ------------

      Mr Thomas and Sullivan resigned as directors during the quarter. Advances due Mr Thomas and Sullivan are reflected under Related Party Loans. The advances reflected as outstanding at December 31, 2006 are non-interest bearing and unsecured.


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


9.    Capital Stock

        Authorized
        ----------

           10,000,000   Preferred shares, rights to be granted at the
                        discretion of the Board of Directors

           100,000,000 Common shares, par value of $0.015 per share
                       (2006 - $0.001 per share)

                                                                          June 30,    December 31,
                                                                              2007            2006
        Issued
        ------

        Nil Preferred shares, Series "A"
           (December 31, 2006 - 1,000,000)                             $          -    $      1,000
            2,452,198 Common shares (December 31, 2006 - 2,178,460)          36,783          32,677
                                                                       ------------    ------------

                                                                       $     36,783    $     33,677
                                                                       ------------    ------------

      The following transactions occurred during 2006 and 2007:

      a) On January 19, 2006 the Company issued 20,000 common shares for a cash consideration of $30,000

      b) On February 16, 2006 the Company issued 6,667 common shares for a cash consideration of $50,000

      c) On December 15, 2006 the Company issued 15,000 common shares for a legal services valued at $22,500

      d) On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company cancelled the shares.

      e) On March 21, 2007 the Company issued 273,433 common shares for the conversion of a note held in the company. The shares were issued at $1.50 per share.

      f) On March 28, 2007 the Company issued 4,000 common shares (pre reverse split) for a cash consideration of $11,400.


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


      g) On April 23, 2007, the Company agreed to undertake the reverse split of its authorized common stock at a ratio of fifteen to one. The issued and outstanding common stock was reduced from 36,838,400 to 2,452,198 with an amended par value of $0.015 per common stock.

10.   Related Party Loans and transactions


                                      June 2007   Dec 2006
                                      ---------   --------
      M Thomas                        $ 109,725          -
      M Sullivan                         14,232          -
      S Stockdale                        90,000          -
      Posthaste Pty Ltd                 167,639          -
      K Murray                          143,825    116,000
                                      ---------   --------
      Total                             525,421    116,000
                                      =========   ========



      During the period, the Company paid salaries to a director in the amount of $nil (2006 - $50,000).

      During the period, the Company also paid consulting fees to shareholders in the amount of $5,325 (2006 - $18,600). These fees have been included in general and administrative expenses.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.


11.   Segmented Information
                                                     Qtr          Qtr       6 Mths       6 Mths
                                                    June         June         June         June
                                                    2007         2006         2007         2006
                                              ----------   ----------   ----------   ----------
      Revenues by Segment:

      Maximum Awards - rewards program            14,652          858       14,652        4,453
      Travel Easy - travel agency                 67,695      122,312       99,619      173,855
      Global Business - online shopping           32,770       55,905       78,450      105,984
                                              ----------   ----------   ----------   ----------
      Consolidated revenues                      115,117      179,075      192,721      284,292
                                              ==========   ==========   ==========   ==========

      Operating Earnings (Loss) by Segment:
      Maximum Awards - rewards program           (59,593)    (213,937)    (138,169)    (384,939)
      Travel Easy - travel agency                 39,069       51,583      (21,827)       3,224
      Global Business - online shopping          (14,585)     (10,919)     (11,288)      (9,930)
                                              ----------   ----------   ----------   ----------
      Consolidated operating loss               (35,109)      (99,095)    (171,284)    (391,645)
                                              ==========   ==========   ==========   ==========


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


                                                June 30, 2007   June 30, 2006
                                                -------------   -------------
      Total Assets by Segment:
      Maximum Awards - rewards program                 33,759          33,471
      Travel Easy -Travel agency                      270,600          63,275
      Global Business - online shopping                17,943          36,794
                                                -------------   -------------
      Total gross assets                              322,302         133,540
                                                =============   =============

      Total Liabilities by Segment
      Maximum Awards - rewards program                689,266         637,543
      Travel Easy -Travel agency                      360,749           4,347
      Global Business - online shopping                57,132           6,230
                                                -------------   -------------
      Total liabilities                             1,107,147         648,120
                                                =============   =============


      Geographical information is not presented as the Company's consolidated operations are conducted in Australia.

      The Company does not earn any significant revenues from a single customer.

12.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                        Six Months   Six Months
                                                             Ended        Ended
                                                          June 31,     June 30,
                                                              2007         2006

      Expected Income tax recovery at statutory tax
        rate of 34%                                     $  (65,209)  $ (133,159)
      Australian income taxes                                    -            -
      Valuation allowance                                   65,209      133,159
                                                        ----------   ----------
      Current income taxes                              $        -   $        -
                                                        ==========   ==========

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited



      The Company has deferred income tax assets as follows:
                                                        June 30,     June 30,
                                                            2007         2006

      Deferred income tax assets                       $ 847,984    $ 579,615
      Valuation allowance                               (847,984)    (579,615)
                                                       ---------    ---------

                                                       $       -    $       -


      As of June 30, 2007, the Company had a net operating loss carry forwards for income tax reporting purposes of approximately $2,494,000 that may be offset against future taxable income indefinitely. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.


13.   Supplemental Disclosure of Cash Flow Information

                                                        Six Months   Six Months
                                                             Ended        Ended
                                                          June 31,     June 30,
                                                              2007         2006
       Cash paid during the period for:

       Interest paid                                    $    6,833   $        -
       Income taxes paid                                         -            -


14.   Comparative Information

Certain of the prior year balances have been reclassified to conform wit the current year's financial statement presentation.


15.   Subsequent Events

On July 9, 2007, the Company finalized the acquisition of Plays On The Net Plc ("POTN"), Anne's World and Curtain Rising through the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares.

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2007
Unaudited


On July 16, 2007 the Company issued 100,000 common shares for consulting services rendered to the Company.

On July 27th, 2007 the company changed its name from Maximum Awards Inc to Logica Holdings Inc. The company also received a new ticker symbol and CUSIP number which are "LGHL" and 54141A104 respectively.

ITEM 2. MANAGAMENT DISCUSSION AND ANALYSIS

The company was incorporated on March 7, 1995 under the name Rising Fortune Incorporated. In December 2003, the Company changed its name to Maximum Awards Inc. On July 27th, 2007, the Company changed it name Logica Holdings Inc.

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

On May 14, 2007, the Company finalized an irrevocable heads of agreement with Plays On The Net Plc ("POTN") for the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares. The acquisition was completed on July 9, 2007. These accounts do not include the financial statements of POTN, as the acquisition occurred after the reporting period.

Playsonthenet.com is an online database for unpublished playwrights - a platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas. The company secured the license to sell titles from the archives of BBC Audio books in April 2006.

Anne's World, through a licensing agreement with annesdiary.com, offers the first secure social networking site for children: an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

Curtainrising.com is an online database for theatres. Organized by city, the concept was a user-friendly search engine which would enable theatregoers to locate productions, venues and information with ease. It has developed into an extensive worldwide directory of plays and theatres and a tight-knit community created by, and utilized by theatres, actors, producers and individuals with an interest in performing arts.

Results for the three months ended June 30, 2006.

Revenues for the three months ended June 30, 2006 decreased by $63,958 from $179,075 for the three months ended June 30, 2006 to $115,117 for the three months ended June 30, 2007. The decrease was due to a decrease in travel income of $54,617, a decrease in online shopping of $23,135 offset by an increase in reward program income of $13,794. The decrease in travel and online shopping income was a result of a reduction in sales with the Commonwealth Bank of Australia because of a contract dispute. The decrease in online shopping was a result of the competitive market and limited advertising and marketing expenditure die to financial constraints. The increase in Awards income was the result of the company securing a consulting contract with MasterCard.

Cost of sales decreased from 30.4% of sales for the three months ended June 30, 2006 to 20.1% of sales for the three months ended June 30, 2007. Gross profit reduced by $32,536 from $124,491 for the three months ended June 30, 2006 to $91,955 for the three months ended June 30, 2007. The improved gross profit percentage was mainly due to an improvement in travel commission income which has limited cost of sales expense, and has resulted in an improved gross margin. Overall gross profit reduction was a result of lower sales.

Overhead costs for the quarter reduced by $165,974 from $293,038 for the quarter June 30, 2006 to $127,064 for the quarter ended June 30, 2007. General and administration costs reduced by $40,304 mainly due to reduced contract consultants in Easy travel, advertising costs reduced by $8,323 due to CBA bank reduction, salaries reduced by $105,101 due to the elimination of the COO and administrative positions and no salary paid to the directors of the Company and Premises costs increased by $5,834 as the Company moved to new premises. Travel expense reduced by $18,633 due to the Europe expansion being on hold. Amortization increased by $553.

Interest expense reduced by $322 from $4,726 for the quarter ended June 2006 to $4,404 for the quarter ended June 2007. The increase was due to an increase in notes payable.

We incurred a net loss of $39,513 or $(0.03) per share based on 2,452,198 weighted average shares outstanding for the quarter ended June 30 2007 compared to a loss of $173,273 or $(0.08) per share based on 2,163,460 weighted average shares outstanding for the quarter ended June 30,2006.


Results for the six months ended June 30, 2007.

Revenues for the six months ended June 30, 2007 decreased by $91,571 from $284,292 for the six months ended June 30, 2006 to $192,721 for the six months ended June 30, 2007. The decrease was due to a decrease in travel income of $74,236, a decrease in online shopping income of $27,534 offset by an increase in reward program income of $10,197. The decrease in travel income was due to problems encountered with the CBA contract, while the decrease in online shopper income was due to limited advertising due to cash constraints. The increase in rewards income was a result of a consulting contract awarded by MasterCard.

Cost of sales reduced from 37.0% of sales for the six months ended June 30, 2006 to 31.9% of sales for the six months ended June 30, 2007. Gross profit reduced by $47,844 from $178,913 for the six months ended June 30, 2006 to $131,069 for the six months ended June 30, 2007. The improved gross margin was due to an increase in travel commissions which has a lower cost of sales component. The reduced gross profit was a result of lower sales.

Overhead costs for the six months reduced by $262,359 from $564,712 for the six months ended June 30, 2006 to $302,353 for the six months ended June 30, 2007. General and administration costs decreased by $42,846 mainly due reduced consulting costs, Legal and professional fees increased by $17,843 due to increased audit fees, advertising costs reduced by $9,621 due to bank contracts, salaries reduced by $176,597 mainly due to the termination of the COO and administrative positions and the elimination of directors salaries. Travel expenditure reduced by 50,789 as the Company re-evaluates its European commitments. Depreciation increased by $349 due to fixed assets additions.

The interest expense increased by $14,661, this was due to an increase in notes and other debt.

We incurred a net loss of $191,792 or $(0.10) per share based on 2,303,600 weighted average shares outstanding for the six months ended June 30, 2007 compared to a loss of $391,645 or $(0.19) per share based on 2,159,540 weighted average shares outstanding for the six months ended June 30,2006.

Through the six months ended June 30, 2007 we have relied on advances of approximately $169,540 from our principal shareholders, trade payables of approximately $179,332, proceeds of $80,000 from the sale of common stock and the conversion of a note payable in the amount of $388,705 to support our operations. As of June 30, 2007, the Company had approximately $27,927 of its own cash and cash equivalents.

We plan to seek additional equity or debt financing which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our recently acquired Plays on The Net, Anne's World and Curtain Rising acquisitions.


LIQUIDITY AND CAPITAL RESERVES

The Company has operated its loyalty and rewards program in Australia since October 2002 in the Australian market. These operations have not yet proven to be successful, and while the loss from operations has shown an improvement, management is skeptical as to the long term viability of these operations.

The Company plans to further develop the POTN, Anne's World and Curtain Rising web sites and bring them to commercialization. The company anticipates that this expansion will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

"Plays on the Net" (POTN) currently has a staff of ten, and operates out of premises located in Toronto.

The company's operation in Brisbane, Queensland, Australia currently employs four people. The number of employees in Australia is not expected to increase through the remainder of 2007.

During the next 12 months the Company expects to further expand its websites and customer base, and establish new product.

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


Item 3. Controls and Procedures.

(a) Disclosure controls and procedures. The Company did not evaluate the effectiveness of the design and operation of its disclosure controls and procedures. All controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission are submitted in accordance with practices utilized by management of the company at the time. Based on this evaluation, by the board of directors; the board has concluded that as of the date of their evaluation, the Company's disclosure controls and procedures were not effective and will implement a review of the accounting practiced utilized by management. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

           32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K:

During the quarter, the Company filed a Form 8K to announce the pending acquisition of Plays on the Net, the resignation of Mr Max Thomas as a director and the CEO of the Company, and the appointment of Mr Giuseppe Pino Baldassarre as the Chief Executive Officer of the Company.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14th, 2007.

                                             Logica Holdings Inc.

                                              BY:  /s/ Giuseppe Pino Baldassarre
                                                   -----------------------------
                                                   Giuseppe Pino Baldassarre
                                                   Chief Executive Officer

                                              BY:  /s/ Enzo Taddei
                                                   -----------------------------
                                                   Enzo Taddei
                                                   Chief Financial Officer