Form 10QSB/A
period 2007-03-31
LOGICA HOLDINGS INC
filed 2007-10-15
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB / A
       QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                             REPORTING REQUIREMENTS

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 for the quarterly period ended March 31st, 2007

                          Commission File No. 000-50621


                              LOGICA HOLDINGS, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                                Nevada 86-0787790
          (State of organization) (I.R.S. Employer Identification No.)

                82 Avenue Road, Toronto, Ontario M5R 2H2, Canada
                    (Address of principal executive offices)
                    ----------------------------------------

                                   416 9295798
               Registrant's telephone number, including area code



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

There are 36,848,400 shares of common stock outstanding, as of May 16, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                     LOGICA HOLDINGS, INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        THREE MONTHS ENDED MARCH 31, 2007, AND MARCH 31, 2006 (UNAUDITED)






                                    CONTENTS

Explanatory note                                                           3-5

Interim Condensed Consolidated Balance Sheets                                6

Interim Condensed Consolidated Statements of Operations and
 Comprehensive Loss                                                          7

Interim Condensed Consolidated Statements of Stockholders' Deficit           8

Interim Condensed Consolidated Statements of Cash Flows                      9

Notes to Interim Condensed Consolidated Financial Statements           10 - 17


                                Explanatory Note:

The consolidated financial statements for the three months ended March 31, 2007 and the relevant disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-QSB have be restated in accordance with the changes described below:



In October 2007, Logica Holdings Inc (Former Maximum Awards Inc) concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the period ended March 31st, 2007 to reflect:

     1)   The filed and restated balance sheet differences:


     A. Accounts Receivable - Certain accounts included in this balance were un-reconciled however upon completion of the reconciliation, the resultant change was to reduce Accounts Receivable by $22,550.
     B. Accounts Payable - Certain accounts included in this balance were un-reconciled however upon completion of the reconciliation, the resultant change was to reduce Accounts Payable by $24,375.
     C. Accumulated Other Comprehensive Loss - Balance decreased by $1,965 as a result of the application of the appropriate foreign exchange rates to the updated balances.
     D. Accumulated Deficit - $106 change due to Statement of Operations changes.


Restated Balance Sheet Differences, March 31st 2007:
----------------------------------------------------


  Note                                         Filed         Differences        Restated
                                               -----         -----------        --------
                                                                Assets
                                                                ------
         Current Assets
         Cash                                 $37,825.00            $0.00       $37,825.00
   A     Accounts Receivable                  $80,007.00      -$22,550.00       $57,457.00
         Inventory                            $13,320.00            $0.00       $13,320.00
                                          --------------   --------------   --------------
         Total Current Assets                $131,152.00      -$22,550.00      $108,602.00
                                          ==============   ==============   ==============

         Equipment (Net)                      $21,788.00           $32.00       $21,820.00
                                          ==============   ==============   ==============

         Total Assets                        $152,940.00      -$22,518.00      $130,422.00
                                          ==============   ==============   ==============


                                                             Liabilities
                                                             -----------
         Current Liabiliites
   B     Accounts payable                    $439,705.00      -$24,375.00      $415,330.00
         Accured Liabilities                  $50,788.00            $0.00       $50,788.00
         Liability for unredeemed points      $15,366.00            $0.00       $15,366.00
         Due to related party                $138,500.00            $0.00      $138,500.00
         Convertible debenture                     $0.00            $0.00            $0.00
         Advances from directors             $235,416.00           -$2.00      $235,414.00
                                          --------------   --------------   --------------
         Total Current Liabilities           $879,775.00      -$24,377.00      $855,398.00
                                          ==============   ==============   ==============


         Total Liabilites

                                                        Stockholders Deficiency
                                                        -----------------------
         Capital Stock
         Preferred Stock                           $0.00            $0.00            $0.00
         Common Stock                         $36,838.00            $0.00       $36,838.00
                                          --------------   --------------   --------------
         Additional Paid-In Capital        $1,627,114.00            $0.00    $1,627,114.00
                                          ==============   ==============   ==============

   C     Accumulated Comprehensive Loss      -$56,022.00        $1,965.00      -$54,057.00
                                          ==============   ==============   ==============

   D     Accumulated Deficit              -$2,334,765.00         -$106.00   -$2,334,871.00
                                          ==============   ==============   ==============

         Total Stockholders Deficit         -$726,835.00        $1,859.00     -$724,976.00
                                          ==============   ==============   ==============

         Total Liabilities and Stockholders
         Deficit                             $152,940.00      -$22,518.00      $130,422.00
                                          ==============   ==============   ==============




     2)   The filed and restated Income Statement differences

     A.   Revenues  -  Decrease  of $1,298  due to  reclassification  of certain figures.
     B.   Cost of Sales - Decrease of $1,677 due to  reclassification of certain figures.
     C.   General  and  Administrative  expense  -  Increase  of  $3,237  due to reclassification of certain figures.
     D.   Legal  and   Professional   Fees  -   Decrease   of   $2,721   due  to
          reclassification of certain figures.
     E.   Foreign  Currency  Translation  Adjustment  - Decreased by $1,965 as a
          result of the application of the appropriate foreign exchange rates to the updated balances.
     F.   Comprehensive   Loss  -  Decreased  by  $1,859  due  to  Statement  of
          Operations changes.
     G.   Change  to the  number  of  shares  outstanding  during  the  period -
          Increase of 240,083 shares.


Restated Income Statement Differences,  March 31st 2007:
--------------------------------------------------------


  Note                                         Filed         Differences        Reviewed
                                               -----         -----------        --------

   A    Revenue                               $78,902.00       -$1,298.00       $77,604.00
                                          --------------   --------------   --------------
   B    Cost of Sales                         $40,167.00       -$1,677.00       $38,490.00
                                          ==============   ==============   ==============

        Gross Profit                          $38,735.00          $379.00       $39,114.00
                                          ==============   ==============   ==============


        Expenses
   C    General and Administrative           $152,937.00        $3,237.00      $156,174.00
   D    Legal and Professional Fees           $20,721.00       -$2,721.00       $18,000.00
        Amortization                           $1,147.00          -$32.00        $1,115.00
                                          --------------   --------------   --------------
        Total Expenses                       $174,805.00          $484.00      $175,289.00
                                          ==============   ==============   ==============



        Loss from Operations                -$136,070.00         -$105.00     -$136,175.00
                                          ==============   ==============   ==============

        Other expenses
                                          --------------   --------------   --------------
        Interest Expense                      $16,103.00            $1.00       $16,104.00
                                          ==============   ==============   ==============

        Loss Before Income Taxes            -$152,173.00         -$106.00     -$152,279.00
                                          ==============   ==============   ==============

        Provision for Income Tax                   $0.00            $0.00            $0.00
                                          ==============   ==============   ==============

        Net Loss                            -$152,173.00         -$106.00     -$152,279.00
                                          ==============   ==============   ==============

        Foreign Currency Translation
   E    Adjustment                            -$8,463.00        $1,965.00       -$6,498.00
                                          ==============   ==============   ==============

        Comprehensive Loss                  -$160,636.00        $1,859.00     -$158,777.00
                                            =============  ===============  ===============

        Basic and Fully Diluted Loss per
        Share                                   -$0.0735          $0.0080         -$0.0655
                                          ==============   ==============   ==============

        Basic and Fully Diluted Weighted
        Average
                                          --------------   --------------   --------------
        Number of Shares Outstanding During
   G    the Period                             2,184,500          240,083        2,424,583
                                          ==============   ==============   ==============

3) Changes to Note Disclosures:

Note 1 - Operations and Business - Minor changes to wording

Note 3 - Summary of Significant Accounting Policies - Removed accounting policies to conform to condensed format. Included recent accounting pronouncement not previously disclosed.

Note 4 - Equipment, net - Reversed order with note 5. Updated foreign exchange rate used.

Note 5 - Consumer Rewards Points Program - Changes to wording in order to conform with the year-end audit format.

Note 9 - Capital Stock - Removed reference to reverse stock split as this transaction took place after period-end.

Note 10 - Related Party Transactions - Included note that was not included in the previous filing.

Note 11 - Segmented Information - Updated to agree to changes in the Balance Sheet and Statement of Operations.

Note 12 - Income Taxes - Updated to agree to changes in the Balance Sheet and Statement of Operations.

Note 14 - Included reference to the reverse stock split which was included in the Capital Stock note in the previous filing.


The financial statements and other financial information included in this Amendment No. 1 to the March 31st 2007 10Q-SB have been restated accordingly. Logica Holdings Inc (Former: Maximum Awards Inc) shareholders should no longer rely on the Logica Holdings Inc (Former: Maximum Awards Inc) previously filed financial statements for the three months ended March 31st 2007. These matters have been discussed by Logica Holdings Inc (Former: Maximum Awards Inc) authorized executive officers with the Company's independent registered accounting firm.


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
March 31, 2007, and December 31, 2006

                                                                            2007           2006
                                                                     (Unaudited)      (Audited)
                                     ASSETS

Current Assets
    Cash                                                             $    37,825    $    56,974
    Accounts receivable (net of allowance $2,282;
    2006 - $2,200) (note 10)                                              57,457         69,766
    Inventory                                                             13,320         10,872
                                                                     -----------    -----------

Total Current Assets                                                     108,602        137,612

Equipment, net (note 4)                                                   21,820         22,312
                                                                     -----------    -----------

Total Assets                                                         $   130,422    $   159,924
                                                                     ===========    ===========

                                   LIABILITIES

Current Liabilities
    Accounts payable (note 10)                                       $   415,330    $   344,720
    Accrued liabilities                                                   50,788         42,788
    Liability for unredeemed points (note 5)                              15,366         15,579
    Due to related party (note 6)                                        138,500        116,000
    Convertible debenture (note 7)                                          --          388,705
    Advances from directors (note 8)                                     235,414        239,881
                                                                     -----------    -----------

Total Current Liabilities                                                855,398      1,147,673
                                                                     -----------    -----------

Total Liabilities                                                        855,398      1,147,673
                                                                     -----------    -----------

                              STOCKHOLDERS' DEFICIT

Capital Stock (note 9)
    Preferred stock; rights to be granted at the discretion of the
    Board of Directors, 10,000,000 authorized, Non issued and
    Out-standing (2006 - 1,000 issued and outstanding)                      --            1,000
    Common stock; par value of $0.001 per share, 100,000,000
    authorized, 36,838,400 issued and outstanding
    (2006 - 32,676,900 issued and outstanding)                            36,838         32,677

Additional Paid-In Capital                                             1,627,114      1,208,725

Accumulated Comprehensive Loss                                           (54,057)       (47,559)

Accumulated Deficit                                                   (2,334,871)    (2,182,592)
                                                                     -----------    -----------

Total Stockholders' Deficit                                             (724,976)      (987,749)
                                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit                          $   130,422    $   159,924
                                                                     ===========    ===========

                 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss Three Months Ended March 31, 2007, and March 31, 2006




                                                            2007           2006
                                                     (Unaudited)    (Unaudited)

Revenues (note 11)                                   $    77,604    $   105,217

Cost of Revenues                                          38,490         50,795
                                                     -----------    -----------

Gross Profit                                              39,114         54,422
                                                     -----------    -----------

Expenses
    General and administrative (note 10)                 156,174        260,355
    Legal and professional fees                           18,000         10,000
    Depreciation                                           1,115          1,319
                                                     -----------    -----------

Total Expenses                                           175,289        271,674
                                                     -----------    -----------

Loss from Operations (note 11)                          (136,175)      (217,252)
                                                     -----------    -----------

Other Expense

    Interest expense                                     (16,104)        (1,120)
                                                     -----------    -----------

Loss before Income Taxes                                (152,279)      (218,372)
                                                                    -----------

    Provision for income taxes (note 12)                    --             --
                                                     -----------    -----------

Net Loss                                                (152,279)      (218,372)
                                                     -----------    -----------

Foreign Currency Translation Adjustment                   (6,498)        (3,190)
                                                     -----------    -----------

Comprehensive Loss                                   $  (158,777)   $  (221,562)
                                                     ===========    ===========

Basic and Diluted Loss per Share                     $     (0.06)   $     (0.10)
                                                     ===========    ===========

Basic and Diluted Weighted Average
     Number of Shares Outstanding During the Period
     Adjusted for the Reverse Stock Split (note 14)    2,424,583      2,155,000
                                                     ===========    ===========



                 The accompanying notes are an integral part of these interim condensed consolidated financial statements.


LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders' Deficit
Three Months Ended March 31, 2007, and 2006


                    Preferred Stock "Series A"        Common Stock
                    -------------------------   ------------------------   Additional   Accumulated                      Total
                       Number                      Number                   Paid-In    Comprehensive   Accumulated   Stockholders'
                     of Shares     Par Value     of Shares    Par Value     Capital        Loss          Deficit        Deficit
                    -----------   -----------   -----------  -----------  -----------  -------------   -----------   ------------
Balance,
  January 1,
  2006                1,000,000   $     1,000    32,051,900  $    32,052  $ 1,106,850  $     (27,030)  $(1,313,107)  $   (200,235)



    Shares issued
      for cash             --            --         400,000          400       79,600           --            --           80,000

    Shares issued
      for services         --            --         225,000          225       22,275           --            --           22,500

    Foreign
      exchange on
      translation          --            --            --           --           --          (20,529)         --          (20,529)

    Net loss               --            --            --           --           --             --        (869,485)      (869,485)
                    -----------   -----------   -----------  -----------  -----------  -------------   -----------   ------------


Balance,
  December 31,
  2006 (Audited)      1,000,000         1,000    32,676,900       32,677    1,208,725        (47,559)   (2,182,592)      (987,749)

     Return of
      preferred
      shares         (1,000,000)       (1,000)         --           --          1,000           --            --             --

    Shares issued
      for
      debentures           --            --       4,101,500        4,101      406,049           --            --          410,150

    Shares issued
      for
      settlement
      of accounts
      payable              --            --          60,000           60       11,340           --            --           11,400

    Foreign
      exchange on
      translation          --            --            --           --           --           (6,498)         --           (6,498)

    Net loss               --            --            --           --           --             --        (152,279)      (152,279)
                    -----------   -----------   -----------  -----------  -----------  -------------   -----------   ------------


  Balance, March
      31, 2007
   (Unaudited)             --     $      --      36,838,400  $    36,838  $ 1,627,114  $     (54,057)  $(2,334,871)  $   (724,976)
                    ===========   ===========   ===========  ===========  ===========  =============   ===========   ============

                 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

LOGICA HOLDINGS, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007, and March 31, 2006


                                                            2007          2006
                                                      (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
    Net loss                                          $ (152,279)   $ (218,372)
    Adjustments for non-cash items:
       Depreciation                                        1,115         1,319
       Issuance of common stock for services, for
         debentures, and to settle accounts payable       32,845          --
                                                      ----------    ----------

                                                        (118,319)     (217,053)
    Changes in non-cash working capital:
       Accounts receivable                                12,309        (1,520)
       Inventory                                          (2,448)        2,056
       Prepaid expenses                                     --         (11,114)
       Accounts payable                                   70,610           773
       Accrued charges                                     8,000          --
       Liability for unredeemed points                      (213)        2,915
                                                      ----------    ----------

Net Cash Used in Operating Activities                    (30,061)     (223,943)
                                                      ----------    ----------

Cash Flows from Investing Activities
    Purchase of equipment                                   (623)       (4,525)
                                                      ----------    ----------

Net Cash Used in Investing Activities                       (623)       (4,525)
                                                      ----------    ----------

Cash Flows from Financing Activities
       Increase in convertible debentures                   --         158,032
       Due to related party                               22,500        (2,016)
       Issuance of common stock                             --          80,000
       Advances from directors                            (4,467)        1,159
                                                      ----------    ----------

Net Cash Provided by Financing Activities                 18,033       237,175
                                                      ----------    ----------

Net (Decrease) Increase in Cash                          (12,651)        8,707

Foreign Exchange on Translation                           (6,498)       (3,190)

Cash - Beginning of Period                                56,974        42,206
                                                      ----------    ----------

Cash - End of Period                                  $   37,825    $   47,723
                                                      ==========    ==========


                 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.    Operations and Business

      Logica Holdings Inc (Former: Maximum Awards, Inc "Maximum"), and Subsidiaries (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards, Inc.

      On December 9, 2003, Maximum entered into a definitive Share Exchange Agreement (the "Agreement") with Maximum Awards (Pty) Ltd., ("Maximum Awards") an Australian corporation operating a consumer rewards program, whereby Maximum acquired all of the issued and outstanding shares of Maximum Awards in exchange for 22,000,000 common shares and 1,000,000 preferred shares Series "A" of Maximum in a reverse merger transaction. The preferred shares Series "A" are non-participating, but each share is entitled to 50 votes in a general meeting. In addition, Maximum issued 2,200,000 common shares as a finder's fee for assistance in the acquisition of Maximum Awards. As a result of the Agreement, the principal shareholder of Maximum Awards controls 96% of Maximum. While Maximum is the legal parent, as a result of the reverse merger, Maximum Awards became the parent company for accounting purposes.

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

      Maximum Awards operates a consumer rewards points program known as Maximum Awards ("Maximum Awards Program"). Under this program, consumers earn points by purchasing products and services from an array of such offered by Global Business, Travel Easy, or program partners. Accumulated points then can be redeemed to acquire additional desired products or services from the same list of such items offered by Global Business or Travel Easy.

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


3.    Summary of Significant Accounting Policies (cont'd)

      Recent Accounting Pronouncement

      In February 2007, the Financial Accounting Standards Board ("FASB") issued
      SFAS No. 159, "The Fair Value Option for Financial Assets and Financial
      Liabilities Including an Amendment of FASB Statement No. 115". This
      statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in
      FASB Statements No. 157, "Fair Value Measurements", and No. 107,
      "Disclosures about Fair Value of Financial Instruments." This statement is effective as of the beginning of the entity's first fiscal year that begins after November 15, 2007. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.
4.       Equipment, net
                                               March 31,                 December 31,
                                                    2007                         2006
                                             (Unaudited)                    (Audited)
                                             Accumulated                  Accumulated
                                     Cost   Depreciation          Cost   Depreciation
                                ---------   ------------   -----------   ------------

      Furniture and equipment   $  31,205   $     13,599   $    30,358   $     12,332
      Computer software             5,715          1,501         5,560          1,274
                                ---------   ------------   -----------   ------------
                                $  36,920   $     15,100   $    35,918   $     13,606
                                ---------   ------------   -----------   ------------

      Net carrying amount                   $     21,820                 $     22,312
                                            ------------                 ------------


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

7.    Convertible Debenture

      During 2006, the Company sold convertible debentures to The Winterman Group totaling $388,705. These debentures were secured by the assets of the Company as per a general security agreement, bore interest at 10% per annum and were payable on demand after January 31st, 2007. The debenture and the accompanying accrued interest were converted into common stock at $0.10 per share on March 21, 2007 through the issuance of 4,101,500 common shares.

8.    Advances from Directors

                               March 31,      December 31,
                                    2007              2006
                             (Unaudited)         (Audited)


          Maxwell Thomas     $    63,417    $       89,184
          Michael Sullivan       171,997           150,697
                             -----------    --------------

                             $   235,414    $      239,881
                             ===========    ==============

      The advances are non-interest bearing, unsecured and are due on demand.

9.    Capital Stock

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

      e) On March 21, 2007 the Company issued 4,101,500 common shares for the conversion of a note held in the Company. The shares were issued at $0.10 per share (see note 8).

      f) On March 28, 2007 the Company issued 60,000 common shares (pre reverse split) to satisfy amounts payable of $11,400.


10.   Related Party Transaction

      During the period ended March 31, 2007, the Company paid salaries to a director in the amount of $nil (2006 - $50,000).

      During the period ended March 31, 2007, the Company also paid consulting fees to a director in the amount of $22,500 (2006 - $19,983) and consulting fees to a shareholder in the amount of $15,000 (2006 - $39,000), both of which have been included in general and administrative expenses.

      Included in accounts receivable is $5,567 (2006 - $5,567) due from a company controlled by a director.

      Included in accounts payable is $5,901 (2006 - $nil) due to a company controlled by a director.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.


11.   Segmented Information

                                                                  Three Months   Three Months
                                                                         Ended          Ended
                                                                      March 31       March 31
                                                                          2007           2006
                                                                   (Unaudited)    (Unaudited)
      Revenues by Segment:
         Maximum Awards - consumer rewards points program         $          -   $      3,595
         Travel Easy - travel agency                                    31,924         51,543
         Global Business - online shopping                              45,680         50,079
                                                                  ------------   ------------

      Interim Consolidated Revenues                               $     77,604   $    105,217
                                                                  ============   ============

      Operating (Loss) Income by Segment:
         Maximum Awards - consumer rewards points program         $    (78,576)  $   (169,882)
         Travel Easy - travel agency                                   (60,896)       (48,359)
         Global Business - online shopping                               3,297            989
                                                                  ------------   ------------

      Interim Consolidated Loss from Operations                   $   (136,175)  $   (217,252)
                                                                  ============   ============

                                                                     March 31,   December 31,
                                                                          2007           2006
                                                                   (Unaudited)      (Audited)

      Assets by Segment:
         Maximum Awards - consumer rewards points program         $     17,419   $     18,725
         Travel Easy - travel agency                                    82,250        107,202
         Global Business - online shopping                              30,753         33,997
                                                                  ------------   ------------

      Consolidated Total Assets                                   $    130,422   $    159,924
                                                                  ============   ============

      Liabilities by Segment:
         Maximum Awards - consumer rewards points program         $    484,595   $    836,350
         Travel Easy - travel agency                                   344,680        284,495
         Global Business - online shopping                              26,123         26,828
                                                                  ------------   ------------

      Consolidated Total Liabilities                              $    855,398   $  1,147,673
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

      The Company's current income taxes are as follows:
                                                                   Three Months   Three Months
                                                                          Ended          Ended
                                                                      March 31,      March 31,
                                                                           2007           2006
      Expected income tax recovery at statutory tax rate of 34%    $   (51,775)   $    (73,368)
      Valuation allowance                                               51,775          73,368
                                                                   -----------    ------------

      Current income taxes                                         $         -    $          -
                                                                   ===========    ============

      The Company has deferred income tax assets as follows:
                                                                      March 31,   December 31,
                                                                          2007            2006

      Deferred income tax assets                                   $   782,775    $    731,000
      Valuation allowance                                             (782,775)       (731,000)
                                                                   -----------    ------------

                                                                   $         -    $         -
                                                                   ===========    ============


      As of March 31, 2007, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $2,334,000 (2006 -
      $2,182,000) that may be offset against future taxable income indefinitely.
      Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business, therefore, the amount available to offset future taxable income may be limited. Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS
      No. 109 and, it is more likely than not that the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.




13.   Supplemental Disclosure of Cash Flow Information:

                                                                   Three Months   Three Months
                                                                          Ended          Ended
                                                                      March 31,      March 31,
                                                                           2007           2006
                                                                    (Unaudited)     (Unaudited)
      Cash paid during the period for:

      Interest                                                     $     2,429    $          -
                                                                   -----------    ------------
      Income taxes                                                 $         -    $          -
                                                                   -----------    ------------

14.   Subsequent Events

      On April 23, 2007, the Company agreed to undertake the reverse split of its authorized common stock at a ratio of fifteen to one. The issued and outstanding common stock was reduced from 36,838,400 to 2,455,893, with an amended par value of $0.015 per common stock.

      On May 14, 2007, the Company finalized an irrevocable heads of agreement with Plays On The Net Plc ("POTN") for the purchase of 100% of the common stock of POTN and its subsidiary through the issuance of 12,000,000 common shares (post reverse split). The acquisition is subject to regulatory approval.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS


The company, Logica Holdings Inc (Former: Maximum Awards Inc), was incorporated on March 7, 1995 under the name Rising Fortune Incorporated.

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

On June 1st, 2004, the company acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd ("Travel Easy") and Global Business Group Pty Ltd ("Global Business"). These corporations are involved in the travel industry and mail order industries and were acquired to add to the company's rewards program operations by providing an in-house travel agency and a consumer products retailer.

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

Revenues for the three months ended March 31, 2007 decreased by $27,613 from $105,217 for the three months ended March 31, 2006 to $77,604 for the three months ended March 31, 2007. The decrease in revenues was due a decrease in travel income of $19,619, a decrease in online shopping of $4,399 and a decrease in reward program income of $3,595. The decrease in sales across all segments was a result of a move in premises, a reduction in advertising and promotion expenditure due to financial constraints. The awards program did not achieve any sales in the quarter.

Cost of sales which comprises the cost of goods sold in the online shopper segment, decreased from 93.5% of sales for the three months ended March 31st, 2006 to 84.3% of sales for the three months ended March 31st, 2007. Gross profit decreased by $15,308 from $54,422 for the three months ended March 31st, 2006 to $39,114 for the three months ended March 31, 2007. Gross profit by segment was $33,111 for the travel segment and $6003 for the online shopper segment. There was no gross profit for the rewards program.. The reduction in gross profit was primarily due to reduced sales and is attributed to a move in premises as well as reduced marketing and advertising expenditure due to cash constraints.

Overhead costs for the quarter increased by $81,886 from $271,674 for the quarter March 31st, 2006 to $175,289 for the quarter ended March 31st, 2007. General and administration costs decreased by $3,876, advertising and promotion costs reduced by $1,298, salaries reduced by $71,496, premises costs reduced by $5,871, travel expense reduced by $32,156 and amortization decreased by $172, while legal and professional fees increased by $18,000. The interest expense has increased by $14,984. The reduction in costs is attributed to the company moving premises and lower sales which required fewer employees. The increase in professional fees was due to higher audit fees and costs associated with the Company's securities filings and the increase in interest expense was interest paid on the Winterman note which has now been converted.

We incurred a net loss of $152,279 or $(0.06) per share based on 2,424,583 weighted average shares outstanding for the quarter ended March 31 2007 compared to a loss of $218,372 or $(0.10) per share based on 2,155,000 weighted average shares outstanding for the quarter ended March 31,2006.

Through the three months ended March 31,2007 we have relied on advances of approximately $22,500 from our principal note holders, and proceeds of $11,400 from the sale of common stock to support our operations. As of March 31st, 2007, the Company had approximately $37,825 of its own cash and cash equivalents. We plan to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our business and to expand our operations.

SEGMENT DISCUSSION

While the Company derives most of its sales income from its travel and on-line shopping operations, it believes that its long term growth lies in developing its loyalty and rewards programs. The company believes that the loyalty programs will provide long term growth in both the travel and online shopping segments, while also generating revenues through the rewards program.

Rewards and Loyalty Program:

The Company did not generate any revenue in the rewards program during the quarter (2006 - $3,595). The lack of revenue was due to financial constraints which limited marketing expenditure and the effort involved in moving offices. Although the rewards program did not record any revenue during the quarter, the rewards and loyalty segment remains the central focus of the company as the travel and online shopping segments are largely dependent on the rewards programs for segment revenue.

Management plans to expand the rewards programs during the remainder of the year. This expansion is expected to be achieved through increased marketing, and also through new arrangements with exiting bank clients. Management is also planning to offer consulting services to existing established rewards programs where the company offers tailored reward offers to loyalty reward members. The company plans to generate revenue through consulting fees, while also improving sales in the travel and online shopping segments as a result of the rewards programs. The loss for the segment reduced by $91,306 from $169,882 for the quarter ended March 2006 to $78,576 for the quarter ended March 2007. The reduction in costs was the result of reduced legal and accounting costs as well as reduced travel costs.

Travel:

The Company offers normal travel agency services to both personal and corporate customers. Travel sales are primarily derived through customers that are either members of the company's reward program, or are customers who are enrolled in a reward program that has supply agreements with the company. These agreements are either with the HSBC Bank or The Commonwealth Bank of Australia. The company has not relied on walk in traffic but has relied on bank flyers and mail-out specials to generate revenue.

Commission sales for the quarter have been reduced due to limited advertising available to the company because of cash constraints, and the moving of premises which disrupted sales towards the end of the quarter. The move to new store front premises is expected, in time, to generate additional sales through walk-in traffic.

Commission sales for the quarter reduced by $ $19,619 from $51,543 for the quarter ended March 2006 to $31,924 for the quarter ended March 2007. The reduction in sales was due to reduced advertising due to limited cash resources and a premises move towards the end of the quarter which disrupted sales.

The loss for the segment increased by $12,537 from $48,359 for the quarter ended March 2006 to $60,896 for the quarter ended March 2007. The increase in loss was mainly due to a reduction in commission sales revenue.

The Company hopes to reduce the segment loss in the future by increasing sales through new walk-in traffic in new premises, and by expanding its operations with its bank reward partners.


On-Line shopping:

The on-line shopping segment of the company targets members of the Company's rewards program members, and also supplies product to other rewards programs. These programs include programs run by HSBC bank and The Commonwealth Bank of Australia. Product is purchased through wholesale suppliers and buying clubs. Sales are also derived through point redemption by members of rewards programs.

Revenues for the quarter reduced by $4,399 from $50,079 for the quarter ended March 2006 to $45,680 for the quarter ended March 2007. The reduction in sales was due to reduced advertising and to a premises move that disrupted operations towards the end of the quarter. Earnings for the quarter increased by $2,308 from a profit of $989 for the quarter ended March 2006 to $3,297 for the quarter ended March 2007. The improvement in earnings is due to a reduction in overhead costs.

The company expects sales and earnings in the segment to improve once the rewards program expands.


LIQUIDITY AND CAPITAL RESERVES

While the Company derives most of its sales income from its travel and on-line shopping operations, it believes that its long term growth lies in developing its loyalty and rewards programs as the company believes that the loyalty programs will provide long term growth in both the travel and online shopping segments, while also generating revenues through the rewards program. The Company has operated its loyalty and rewards program in Australia since October 2002 and intends to expand its business into North America during 2007. The company anticipates that the expansion of the loyalty and rewards programs will be funded principally through the issuance of equity or debt securities or by entering into other financial arrangements, including relationships with corporate and other partners, in order to raise additional capital. Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

The Company has entered into an agreement to acquire Plays on The Net Plc, a United Kingdom corporation which is involved in online sales of audible books and other book tiles. The acquisition will be finalized through the issue of the Company's common stock. The acquisition will allow the Companies to expand its online sales into the global market. Currently, Plays on the Net Plc has a staff of ten, and operates out of premises located in Toronto.

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



Item 3. Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Maxwell Thomas, the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Thomas concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None



ITEM 6.  EXHIBITS


(a) Exhibits required by Item 601 of Regulation S-B

     31.1     Form 302:  Certification of Chief Executive Officer
     31.2     Form 302:  Certification of Principal Financial Officer
     32.1     Form 906:  Certification of Chief Executive Officer and
                         Principal Financial Officer

(b) Reports on Form 8-K:
During the quarter, the Company filed a Form 8K to disclose the conversion of the Winterman loan into common shares and the election of Mr Enzo Taddei as a director.


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, this day 15th day of October, 2007.


                                              Logica Holdings Inc




                                              /s/ Giuseppe Pino Baldassarre
                                              -------------------------------
                                              Name: Giuseppe Pino Baldassarre
                                              Chief Executive Officer