Form 10QSB
period 2007-09-30
LOGICA HOLDINGS INC
filed 2007-11-19
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                               September 30, 2007

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



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There are 16,827,000 shares of common stock issued and outstanding, as of September 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT



                     LOGICA HOLDINGS, INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                             AND SEPTEMBER 30, 2006

                                    UNAUDITED





                                    CONTENTS

Interim Condensed Consolidated Balance Sheets                           2

Interim Condensed Consolidated Statements of Operations and
 Comprehensive Loss                                                     3

Interim Condensed Consolidated Statements of Cash Flows                 4

Notes to Interim Condensed Consolidated Financial Statements            5

LOGICA HOLDINGS INC AND SUBSIDIARIES
Consolidated Balance Sheets
September 30 2007
(Un-Audited)                                                USD
                                                           2007
                                                       Consolidated
                                   ASSETS
Current
Cash & Bank                                            $     58,956
Accounts receivable                                          65,836
                                                       ------------
Total Current Assets                                        124,792
                                                       ============

Property and equipment                                      112,887
                                                       ------------
Total Assets                                           $    237,679
                                                       ============

                                LIABILITIES
Current
Accounts payable                                       $    282,243
Other current liabilities                                    11,399
                                                       ------------
Total Current Liabilities                                   293,642


                                                       ------------
Total Liabilities                                           293,642
                                                       ============

                           STOCKHOLDERS' DEFICIT


Common Share Capital, $0.015 par value, 100,000,000
shares authorized, 16,827,000 issued and outstanding        252,405
Preferred Share Capital $0.001 par value, 10,000,000
shares authorized, none issued and outstanding                 --
Additional Paid-In Capital                                1,158,613
Retained Earning                                         (1,440,270)
Comprehensive Loss / Income                                 (26,712)
                                                       ------------
Total Stockholders' Deficit                                 (55,964)

                                                       ------------
Total Liabilities and Stockholders' Deficit            $    237,679
                                                       ============


          See accompanying notes to consolidated financial statements.


Logica Holdings Inc and Subsidiaries
Consolidated Interim Statements of Operations and Comprehensive (Loss)
Three Month and Nine Month Periods Ended September 30 2007 and September 30 2006
(Un-Audited)


                                            For the Three Months End        For the Nine Months Ended
                                                    Sept. 30                        Sept. 30
                                          ----------------------------    ----------------------------
                                              2007            2006            2007            2006
                                          ------------    ------------    ------------    ------------
Revenues                                  $    168,170    $       --      $    168,170    $       --

Cost of Sales                                  114,156            --           114,156            --

                                          ------------    ------------    ------------    ------------
Gross Profit                                    54,014            --            54,014            --
                                          ============    ============    ============    ============

Expenditures:
General and Administrative                     186,787         215,112         735,179         344,730
Legal and Professional Fees                      9,298           4,282          24,353           6,863
Depreciation                                    10,787           1,611          23,924           2,581
                                          ------------    ------------    ------------    ------------
Total Expense                                  206,872         221,004         783,456         354,174
                                          ============    ============    ============    ============

                                          ------------    ------------    ------------    ------------
Loss from Operations                          (152,858)       (221,004)       (729,442)       (354,174)
                                          ============    ============    ============    ============

Other (Expenses)
Interest                                            27             531              27             852
Provision for Income Tax                          --              --              --              --
                                          ------------    ------------    ------------    ------------
Total Other Expenses                                27             531              27             852
                                          ============    ============    ============    ============

                                          ------------    ------------    ------------    ------------
Net (Loss) from continuing operation          (152,831)       (221,536)       (729,415)       (355,025)
                                          ============    ============    ============    ============

DISCONTINUED OPERATIONS, net of Taxes
Loss from discontinued operations              (31,666)           --           (31,666)           --
Gain on sale of subsidiary                   1,341,649            --         1,341,649            --
Impairment of goodwill                      (4,999,724)           --        (4,999,724)           --
                                          ------------    ------------    ------------    ------------

Net loss from discontinued operation        (3,689,741)           --        (3,689,741)           --

Foreign Currency Translation Adjustment           (297)          7,853            (804)         12,586

                                          ------------    ------------    ------------    ------------
Comprehensive (Loss)                      $ (3,842,870)   $   (213,682)   $ (4,419,960)   $   (342,440)
                                          ============    ============    ============    ============

Basic and Diluted (Loss) per Share -
 from continued operation                 $      (0.01)   $      (0.10)   $      (0.04)   $      (0.16)
Basic and Diluted (Loss) per Share -
 from discontinued operation                     (0.26)           --             (0.22)           --

                                          ------------    ------------    ------------    ------------
Basic and Diluted (Loss) per Share        $      (0.27)   $      (0.10)   $      (0.26)   $      (0.16)
                                          ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding during the
                                          ------------    ------------    ------------    ------------
Period                                      14,374,802       2,160,133      16,827,000       2,163,460
                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.


LOGICA HOLDINGS INC AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Un-Audited) Nine Months Ended September 30th 2007 and 2006


                                                              For the nine months ended
                                                                   September 30th
                                                             --------------------------
                                                                 2007           2006
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from contining operations                      $  (729,415)   $  (342,440)
     Net loss from discontinued operations                    (3,689,741)          --
                                                             -----------    -----------
     Net loss                                                 (4,419,156)      (342,440)
     Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation                                               23,924          2,851
       Equity issued for services                                112,500        140,725
       Impairment of goodwill                                  4,999,724           --
     Changes in operating assets and liabilities
       Decrease / (Increase) in accounts receivable               65,836           --
       Increase in prepaid expenses                                 --            2,736
       Increase in accounts payable                              265,774         15,348
       Increase in accrued expenses                              (39,000)        19,500
       Discontinued operations, net                               31,665           --
                                                             -----------    -----------
Net Cash  Used In Operating Activities                         1,041,267       (161,280)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                     (99,130)      (131,397)
                                                             -----------    -----------
Net Cash From (Used In) Investing Activities                     (99,130)      (131,397)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                  878,505        283,241
     Discontinued operations, net                             (1,767,178)          --
                                                             -----------    -----------
Net Cash Provided By Financing Activities                       (888,673)       283,241
                                                             -----------    -----------

EXCHANGE RATE GAIN                                                  (805)        12,586
                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         52,659          3,150

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,297           --
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    58,956          3,150
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                           $     2,140    $      --
                                                             ===========    ===========
     Income taxes                                            $      --      $      --
                                                             ===========    ===========
     Conversion of debt to equity                            $ 1,289,012    $      --
                                                             ===========    ===========
     Conversion of account payable to equity                 $    11,400    $      --
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION:


(A) Basis of Presentation and Organization.

         Logica Holdings Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc, Inc. July 3rd 2007 the company amended its Articles of Incorporation again to change its name to Logica Holdings Inc.

         Logica Holdings Inc is a holding company whose primary focus is in the e-commerce and information technology sector.

         Plays On The Net Plc was incorporated in London (United Kingdom) on May 23rd 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book and audio downloads and all-round theatre information site.

         Plays On The Net Inc was incorporated in Ontario (Canada) on July 27th 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties.

         Anne's World Limited was incorporated in Ontario (Canada) on August 3rd 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

         Curtain Rising Inc was incorporated in Ontario (Canada) on October 19th 2006. The company's main activity is an online database for theatres and a by-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES


(A) Principles of Consolidation

The consolidated financial statements for the period ended September 30, 2007 include the accounts of Logica Holdings Inc and its wholly-owned subsidiaries, Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc. for the period January 1, 2007 to September 30, 2007. Intercompany accounts and transactions have been eliminated in consolidation

(B) Revenue Recognition

The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.

C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2007 there were no cash equivalents.

D) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and loans payable, approximate fair value due to the relatively short period to maturity for this instrument.

(E) Concentration of Credit Risk

The Company did not have cash in banks in excess of FDIC insurance limits. During the period, one customer accounted for 100% of the Company's sales.

(F) Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is three years, estimated useful life of the office furniture is three years and the estimated useful life of leasehold improvement is three years.

(H)  Goodwill

Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company reviews the goodwill of all of its reporting units on at least an annual basis to ensure its fair value is in excess of its carrying value in the financial statements. Any impairment in the value goodwill is charged to income in the period such impairment is determined.

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Other Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises a gain on foreign translation.

(K) Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company's Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss). As of September 30, 2007, the translation adjustment was $ 804.

(L) Loss per share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at September 30, 2007 and 2006, were 0. There were no dilutive securities outstanding for the period ended September 30, 2007.

(M) Business Segments

The Company operates the following business segments:

     1) Anne's World: The Company's primary business model is monthly and annual membership fees for subscription to Annesdiary.com. Its secondary business model derives income from online shopping, website advertising and affiliations.

     2) Plays On The Net: The Company's primary business model is the online sale of books and audio downloads. Its secondary business model derives income from website development for third parties, banner advertising and affiliate commission income.

     3) Curtain Rising: the Company's primary business model is advertising in the online by weekly theatre magazine. It secondary business model derives income from online shopping as well as affiliate commission income.


(N) Stock Based Compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting for stock issued to employees" and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.

(O) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 PROPERTY AND EQUIPMENT

At September 30, 2007 property and equipment consisted of the following:

Property and Equipment                           $  105,085
Software                                         $   31,726
Less accumulated depreciation                   ($   23,924)
                                                 ----------
                                                 $  112,887
                                                 ==========

Depreciation expense for the period ended September 30th, 2007 was $ 10,878.


NOTE 4 STOCKHOLDERS EQUITY

A) Preferred Stock

The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series. As of September 30th, 2007, the Company had no preferred stock outstanding.

(b) Common Stock

The company's Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

The following transactions occurred during 2006 and 2007:

a) On January 19, 2006 the Company issued 20,000 common shares for a cash consideration of $30,000.

b) On February 16, 2006 the Company issued 6,667 common shares for a cash consideration of $50,000

c) On December 15, 2006 the Company issued 15,000 common shares for a legal services valued at $22,500

d) On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company cancelled the shares.

e) On March 21, 2007 the Company issued 273,671 common shares for the conversion of a note held in the Company. The shares were issued at $1.50 per share.

f) On March 28, 2007 the Company issued 4,000 common shares to satisfy amounts payable of $11,400.

g) On July 9th, 2007 the Company issued 12,000,000 common shares for the acquisition of Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc.

h) On July 16th, the Company issued 100,000 common shares for services rendered to the company valued at $ 50,000.

i) On August 20th, the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

j) On September 26th 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $ 253,500.

k) On September 27th, the Company issued 1,757,011 common shares for debt conversion at 50 cents per share.

The total amount of issued and outstanding share for the period ended September 30th 2007 was 16,827,000.


NOTE 5 REVERSE MERGER

On July 9th, 2007, Logica Holdings Inc shareholders received 2,452,198 shares of common stock in a reverse merger transaction with Plays On The Net Plc. The shareholders received 16.97 % of the voting stock. The shares were valued at the 5 day average of $ 3,678,297 at a price of $1.50 per share.

Cash                                                26,620

Accounts Receivable                                206,336

Fixed assets, net                                   22,893

Other assets                                       189,902
                                               -----------
Total Assets                                       445,751

Less Liabilities and notes payable              (1,767,178)
                                               -----------

Net liabilities acquired                        (1,321,427)
                                               ===========

Value of stock issued                          $ 3,678,297

Liabilities acquired                           $ 1,321,427
                                               -----------

Goodwill                                       $ 4,999,724
                                               ===========

The Company fully impaired the value of the goodwill on July 9, 2007.

NOTE 6 STOCK OPTION PLAN

For the period ended September 30 2007, the Company had not implemented a stock option plan.


NOTE 7 DISCONTINUED OPERATIONS

As of September 30th 2007, the Company sold the operations of Maximum Awards Pty Limited, Travel Easy Holidays Pty Limited and Global Business Australia Pty Limited, for $1.00. Accordingly, all amounts from July 9th 2007 (Date of acquisition) to September 30, 2007 have been reclassified to conform to this presentation. The Company recorded a gain of the sale of $1,341,649.

Discontinued operations for the period July 1, 2007 to September 30, 2007 are as follows:


Sales                                                     $ 437,328
Cost of Goods                                            ($  79,484)
Operating Expenses                                       ($ 329,698)
Other Income (Expense / Income)                           $   3,520
                                                          ---------

Income  from discontinued Operations                      $  31,666
                                                          =========



NOTE 8 COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company currently leases its primary office space in Toronto (Canada) pursuant to a lease expiring June 2009. Rent expense for the period ended September 30, 2007 and 2004 was $47,460 Canadian Dollars.



NOTE 9 GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has sustained operating losses since inception due to the fact that most of the company's business segments are still to date pre-revenue. The Company has raised minimal capital and has no long-term contracts related to its business plan. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Although the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfillment of contracts with various providers of goods and services throughout the world to provide the Company with a cash flow to sustain operations.

The interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 10 SUBSEQUENT EVENTS

On October 4th 2007, the Company entered into a stock purchase agreement with T Squared Partners LLC and T Squared Investments LLC.

The Company issued 250,000 preferred shares to the investors for $ 250,000 received on October 5th 2007.

On November 7th 2007, the Company received further $ 250,000 the second tranch of financing from T Squared Partners LLC and T Squared Investments LLC and issued a further 250,000 preferred shares to the investors.

In addition, the Company agreed to issue to the Investors, Warrants to purchase up to an additional Three Million Six Hundred and Fifty Thousand (3,650,000) shares of common stock of the Company. The exercise prices and dates of expiry are stated below:

                Warrants             Price           Expiry Date
            ----------------   ----------------   ----------------
                  650,000            $0.72        October 4th 2011
                1,500,000            $1.00        October 4th 2011
                1,500,000            $2.00        October 4th 2011

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS

         Logica Holdings Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc, Inc. July 27, 2007 the company amended its Articles of Incorporation again to change its name to Logica Holdings Inc.

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

         The acquisition of Maximum Awards Pty Ltd resulted in a change of control of the company and was accounted for as a recapitalization of Maximum Awards Pty Limited. The business of Maximum Awards Pty Ltd was, at this point, business of the company.

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

         On July 9, of 2007, the company acquired Plays On The Net Plc and its subsidiary, Plays On The Net Inc, and it also acquired Curtain Rising Inc and Anne's World Limited, for a total consideration of 12,000,000 shares of common stock.

         The acquisition of these companies resulted in a change of control of the company and was accounted for as a reverse merger. The businesses of Plays on the Net, Curtain Rising and Anne's World are now the business of the company.

         Plays On The Net Plc was incorporated in London (United Kingdom) on May 23, 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book, audio downloads and all-round theatre information site.

         Plays On The Net Inc was incorporated in Ontario (Canada) on July 27, 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties.

         Anne's World Limited was incorporated in Ontario (Canada) on August 3, 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

         Curtain Rising Inc was incorporated in Ontario (Canada) on October 19, 2006. The company main activity is an online database for theatres and a by-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.

         On July 27, 2007, the Company amended its articles of incorporation and changed its name to Logica Holdings Inc.

         On September 30, 2007, the Company sold of 100% of its Australian subsidiaries; Maximum Awards Pty Limited, Travel Easy Holidays Pty Ltd and Global Business Group Pty Ltd to an Australian company based in Brisbane called Eko Group Pty Limited.

Results for the three months ended September 30, 2007.

         Revenues for the three months ended September 30, , 2007 increased by $168,170 from $0 for the three months ended September 30, , 2006 to $168,170 for the three months ended September 30, , 2007. The increase in revenues was due to the fact that company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the period September 30, 2007 was $114,156 apposed to $0 for the period September 30, 2006. The gross profit for the quarter was $54,014.

         The Company's overhead costs for the quarter decreased by $14,132 from $221,004 for the quarter September 30, , 2006 to $206,872 for the quarter ended September 30, 2007. The general and administration costs decreased by $28,325, the legal and professional fees increased by $5,016 and the depreciation costs also increased $9,176 due to a substantial increase in property, equipment and software. The net loss from continuing operations decreased by $ 68,705 from $(221,536) for the three months ended 2006 to $(152,831) for the same period of 2007.

         On September 30, 2007, the Company sold all of the issued and outstanding shares of the Australian subsidiaries to the Purchaser in consideration of $1.00 US and the assumption of the Assets, liabilities and combined debt. The combined net asset value of the subsidiaries at the time of the disposal was $(194,223). The debt in the Australian companies amounted to $(1,147,425); hence the gain from the sale including the $1.00 consideration was $1,341,649.

         The discontinued operations net of taxes included a loss of $(31,666), a gain on the sale of $ 1,341,649 and the impairment of goodwill amounting to $(4,999,724). The net loss from the discontinued operations was $(3,689,741).

         The comprehensive loss including the discontinued operations and the foreign currency translation adjustment was $(3,842,870) or $(0.27) per share based on 14,374,802 weighted average shares outstanding for the three months ended September 30, 2007 compared to a loss of $(213,682) or $(0.10) per share based on 2,160,133 weighted average shares outstanding for the three months ended September 30, ,2006.


Results for the nine months ended September 30, 2007.

         Revenues for the nine months ended September 30, 2007 increased by $168,170 from $0 for the nine months ended September 30, 2006 to $168,170 for the nine months ended September 30, 2007. The increase in revenues was due to the fact that company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the nine months ended September 30, 2007 was $114,156 apposed to $0 for the same period September 30, 2006. The gross profit for the nine months was $54,014.

         The Company's overhead costs for the nine months increased by $ 429,282 from $ 354,174 for the nine months ended September 30, 2006 to $ 783,456 for the same of 2007. The general and administration costs increased by $ 390,449, the legal and professional fees increased by $ 17,490 and the depreciation costs also increased $ 21,343 due to a substantial increase in property, equipment and software. The net loss from continuing operations increased by $374,390 from $(355,025) for the nine months ended 2006 to $(729,415) for the same period of 2007.

         On September 30, 2007, the Company sold all of the issued and outstanding shares of the Australian subsidiaries to the Purchaser in consideration of $1.00 US and the assumption of the Assets, liabilities and combined debt. The combined net asset value of the subsidiaries at the time of the disposal was $(194,223). The debt in the Australian companies amounted to $(1,147,425); hence the gain from the sale including the $1.00 consideration was $1,341,649.

         The discontinued operations net of taxes included a loss of $(31,666), a gain on the sale of $ 1,341,649 and the impairment of goodwill amounting to $(4,999,724). The net loss from the discontinued operations was $(3,689,741).

         The comprehensive loss including the discontinued operations and the foreign currency translation adjustment was $(4,419,960) or $(0.26) per share based on 16,827,000 weighted average shares outstanding for the nine months ended September 30, 2007 compared to a loss of $(342,440) or $(0.16) per share based on 2,163,460 weighted average shares outstanding for the three months ended September 30, ,2006.


LIQUIDITY AND CAPITAL RESERVES

         Through the nine months ended September 30, 2007 we have relied on advances of $1,289,012 from our principal shareholder and we have converted all of this debt into restricted common stock. As of September 30, 2007, the Company had cash of $58,956 and a working capital deficit of $168,850.

         It is the Company's intention to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our businesses and to expand our operations.

         For the period ended September 30, 2007, the Company derived 100% of its income from website development for third parties. The company's long term growth lies in the monthly or annual subscription model to Annesdiary.com, online shopping and affiliate revenue through Anne's World Limited, the online shopping and banner advertising as well as advertising revenues coming from the Curtain Rising by-weekly magazine and finally the online book and audio download, as well as affiliate revenues through Plays On The Net. The company's target market is mainly North America, Japan and most other English speaking nations in the world.

         Depending upon market conditions, the company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

         The Company's executive offices are now based in Toronto (Canada) and has a fully time staff of eight.

         There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the company will cease to do business.


Item 3. Controls and Procedures.

(a)      Disclosure controls and procedures.

         As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Giuseppe Pino Baldassarre, the Company's Chief Executive Officer and Mr Enzo Taddei, the Company's Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Baldassarre and Mr Taddei concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b)      Internal controls.

         During the period covered by this report there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.


PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2007 the Company issued 12,000,000 common shares to one shareholder for the acquisition of Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc.

On July 16, the Company issued 100,000 common shares for services rendered by a service provider to the company valued at $ 50,000.

On August 20, the Company issued 15,000 common shares for services rendered by a service provider to the Company valued at $ 7,500.

On September 26, 2007, the Company agreed to issue 502,772 common shares to a service provider for services rendered valued at $ 253,500.

On September 27, the Company issued 1,757,011 common shares for debt conversion at 50 cents per share.

The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Shareholders received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the shares contain appropriate restrictive legends.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 2007, the Company amended its articles of incorporation and changed its name to Logica Holdings Inc. The amendment was approved by the written consent of holders of approximately 51 % of the Company's outstanding voting securities.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

31.1     Form 302:  Certification of Chief Executive Officer
31.2     Form 302:  Certification of Principal Financial Officer
32.1     Form 906:  Certification of Chief Executive Officer and Principal
                    Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 19th, 2007.
                                              Logica Holdings Inc




                                              /s/ Giuseppe Pino Baldassarre
                                              -------------------------------
                                              Name: Giuseppe Pino Baldassarre
                                              Chief Executive Officer