Form 10QSB/A
period 2007-09-30
LOGICA HOLDINGS INC
filed 2008-03-27
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

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

Explanatory Paragraph:

The financial statements for the three and nine months September 30, 2007 have been restated due to the Company determining the necessity of the impairment of certain intangible assets and various consolidation errors.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT



                     LOGICA HOLDINGS, INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                             AND SEPTEMBER 30, 2006

                              RESTATED & UNAUDITED





                                    CONTENTS

Interim Condensed Consolidated Balance Sheets Restated                      2

Interim Condensed Consolidated Statements of Operations and
 Comprehensive Loss Restated                                                3

Interim Condensed Consolidated Statements of Cash Flows Restated            4

Notes to Interim Condensed Consolidated Financial Statements Restated       5

LOGICA HOLDINGS INC AND SUBSIDIARIES
Consolidated Balance Sheets  Restated
September 30 2007
(Un-Audited)                                                      USD
                                                                 2007
                                                             Consolidated
                                                             ------------
                         ASSETS
Current
Cash                                                         $     58,846
Accounts receivable                                                65,836
                                                             ------------
Total Current Assets                                              124,682
                                                             ============

Property, Plant and equipment                                      82,981
Intangible Assets                                                  29,924
                                                             ------------
Total Assets                                                 $    237,587
                                                             ============

                      LIABILITIES
Current
Accounts payable                                             $    282,151
Other current liabilities                                          12,315
                                                             ------------
Total Current Liabilities                                         294,466
                                                             ============

Total Liabilities                                                 294,466
                                                             ============

                 STOCKHOLDERS' DEFICIT


Common Share Capital, $0.015 par value, 100,000,000
shares authorized, 16,827,000 issued and outstanding              252,460
Preferred Share Capital $0.001 par value, 10,000,000
shares authorized, none issued and outstanding                          -
Additional Paid-In Capital                                      5,586,111
Accumulated Deficit                                            (5,818,018)
Comprehensive Loss / Income                                       (77,432)
                                                             ------------
Total Stockholders' Deficit                                       (56,879)
                                                             ============

Total Liabilities and Stockholders' Deficit                  $    237,587
                                                             ============


          See accompanying notes to consolidated financial statements.

Logica Holdings Inc and Subsidiaries
Consolidated Interim Statements of Operations and Comprehensive (Loss) Restated
Three Month and Nine Month Periods Ended September 30 2007 and September 30 2006
(Un-Audited)


                                            For the Three Months End        For the Nine Months Ended
                                                    Sept. 30                        Sept. 30
                                          ----------------------------    ----------------------------
                                              2007            2006            2007            2006
                                          ------------    ------------    ------------    ------------
                                            Restated                        Restated
Revenues                                  $    168,170    $          -    $    168,170    $          -

Cost of Sales                                  114,156               -         114,156               -
                                          ------------    ------------    ------------    ------------
Gross Profit                                    54,014               -          54,014               -
                                          ============    ============    ============    ============

Expenditures:
General and Administrative                     274,833         215,111         809,180         344,730
Legal and Professional Fees                    128,461           4,282         143,515           6,863
Depreciation                                     6,741           1,611          16,666           2,581
Impairment of Intangible assets                537,303               -         537,303               -
Impairment of goodwill                       4,999,724               -       4,999,724               -
                                          ------------    ------------    ------------    ------------
Total Expense                                5,947,062         221,004       6,506,388         354,174
                                          ============    ============    ============    ============

Loss from Operations                        (5,893,048)       (221,004)     (6,452,374)       (354,174)
                                          ============    ============    ============    ============

Other (Income / Expenses)
Interest Income                                     26               -              26               -
Interest Expense                                 9,666             530          28,935             851
Provision for Income Tax                             -               -               -               -
                                          ------------    ------------    ------------    ------------
Total Other Expenses                             9,640             530          28,909             851
                                          ============    ============    ============    ============

Net (Loss) from continuing operation        (5,902,688)       (221,534)     (6,481,283)       (355,025)
                                          ============    ============    ============    ============

DISCONTINUED OPERATIONS, net of Taxes
Gain from discontinued operations               31,666               -          31,666               -
Gain on sale of subsidiary                   1,341,649               -       1,341,649               -
                                          ------------    ------------    ------------    ------------
Net gain from discontinued operation         1,373,315               -       1,373,315               -
                                          ============    ============    ============    ============

Foreign Currency Translation Adjustment              -           7,853               -          12,586
                                          ------------    ------------    ------------    ------------
Comprehensive (Loss)                        (4,529,373)       (213,681)     (5,107,968)       (342,440)
                                          ============    ============    ============    ============

Basic and Diluted (Loss) per Share -
 from continued operation                 $      (0.41)   $      (0.10)   $      (1.10)   $      (0.16)
Basic and Diluted (Gain) per Share -
 from discontinued operation                      0.09            0.00            0.23            0.00
                                          ------------    ------------    ------------    ------------
Basic and Diluted (Loss) per Share        $      (0.31)   $      (0.10)   $      (0.87)   $      (0.16)
                                          ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding during the
Period                                      14,567,138       2,160,133       5,897,466       2,163,460
                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

LOGICA HOLDINGS INC AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Un-Audited) Restated
Nine Months Ended September 30th 2007 and 2006


                                                               For the nine months ended
                                                                    September 30th
                                                             ----------------------------
                                                                 2007            2006
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from contining operations                      $ (6,481,283)   $   (342,440)
     Net profit from discontinued operations                    1,373,315            --
                                                             ------------    ------------
     Net loss                                                  (5,107,968)       (342,440)
     Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation                                                16,666           2,851
       Equity issued for services                                 104,906         140,725
       Impairment of goodwill                                   4,999,724            --
       Impairment of intangible assets                            537,303            --
     Changes in operating assets and liabilities
       Increase in accounts receivable                            (65,640)           --
       Increase in prepaid expenses                               (71,373)          2,736
       Increase in accounts payable                               531,682          15,348
       Increase in other current liabilites                        12,315            --
       Increase / (Decrease)  in accrued expenses                 (26,685)         19,500
       Discontinued operations, net                                31,666            --
                                                             ------------    ------------
Net Cash  Used In Operating Activities                            962,596        (161,280)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                      (71,373)       (131,397)
       Purchase of intangible assets                              (29,924)           --
                                                             ------------    ------------
Net Cash From (Used In) Investing Activities                     (101,297)       (131,397)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                 1,288,656         283,241
     Discontinued operations, net                              (2,097,406)           --
                                                             ------------    ------------
Net Cash Provided By Financing Activities                        (808,750)        283,241
                                                             ------------    ------------

EXCHANGE RATE GAIN                                                   --            12,586
                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          52,549           3,150

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      6,297            --
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     58,846    $      3,150
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Interest paid                                           $     28,935    $        851
                                                             ============    ============
     Income taxes                                            $       --      $       --
                                                             ============    ============
     Conversion of debt to equity                            $  1,289,012    $       --
                                                             ============    ============
     Conversion of account payable to equity                 $    206,000    $       --
                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007


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

(G) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is three years, estimated useful life of the office furniture is five years and the estimated useful life of leasehold improvement is five years.

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

(L) Loss per share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at September 30, 2007 and 2006, were zero. There were no dilutive securities outstanding for the period ended September 30, 2007.

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

NOTE 3 RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the three and nine months September 30, 2007 have been restated due to the Company determining the necessity of the impairment of certain intangible assets and various consolidation errors.



LOGICA HOLDINGS INC AND SUBSIDIARIES
Consolidated Balance Sheets  (Restated)
September 30 2007
(Un-Audited)

                                                         As Filed       Adjustments       Amended
                                                       ------------    ------------    ------------
ASSETS
Current
Cash                                                   $     58,956    $       (110)   $     58,846
Accounts receivable                                          65,836               -          65,836
                                                       ------------    ------------    ------------
Total Current Assets                                        124,792            (110)        124,682
                                                       ============    ============    ============

Property, Plant and equipment                               112,887         (29,906)         82,981
Intangible Assets                                                 -          29,924          29,924
                                                       ------------    ------------    ------------
Total Assets                                           $    237,679    $        (92)   $    237,587
                                                       ============    ============    ============

LIABILITIES
Current
Accounts payable                                       $    282,243    $        (92)   $    282,151
Other current liabilities                                    11,399             916          12,315
                                                       ------------    ------------    ------------
Total Current Liabilities                                   293,642             824         294,466
                                                       ============    ============    ============

Total Liabilities                                           293,642             824         294,466
                                                       ============    ============    ============

STOCKHOLDERS' DEFICIT


Common Share Capital, $0.015 par value, 100,000,000
shares authorized, 16,827,000 issued and outstanding        252,405              55         252,460
Preferred Share Capital $0.001 par value, 10,000,000
shares authorized, none issued and outstanding                    -               -               -
Additional Paid-In Capital                                1,158,613       4,427,498       5,586,111
Acumulated Deficit                                       (1,440,269)     (4,377,749)     (5,818,018)
Comprehensive Loss / Income                                 (26,712)        (50,720)        (77,432)
                                                       ------------    ------------    ------------
Total Stockholders' Deficit                                 (55,963)           (916)        (56,879)
                                                       ============    ============    ============

Total Liabilities and Stockholders' Deficit            $    237,679    $        (92)   $    237,587
                                                       ============    ============    ============


Logica Holdings Inc and Subsidiaries
Consolidated Interim Statements of Operations and Comprehensive (Loss) Restated
Three Month and Nine Month Periods Ended September 30 2007 and September 30 2006
(Un-Audited)


                                                 For the Three Months End                       For the Nine Months Ended
                                                         Sept. 30                                        Sept. 30
                                                           2007                                            2007
                                                         Restated                                        Restated

                                         As Filed       Adjustments       Amended        As Filed       Adjustments       Amended
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $    168,170    $          -    $    168,170    $    168,170    $          -    $    168,170

Cost of Sales                               114,156               -         114,156         114,156               -         114,156
                                       ------------    ------------    ------------    ------------    ------------    ------------
Gross Profit                                 54,014               -          54,014          54,014               -          54,014
                                       ============    ============    ============    ============    ============    ============

Expenditures:
General and Administrative                  186,787          88,046         274,833         735,179          74,001         809,180
Legal and Professional Fees                   9,298         119,163         128,461          24,353         119,162         143,515
Depreciation                                 10,787          (4,046)          6,741          23,924          (7,258)         16,666
Impairment of Intangible assets                   -         537,303         537,303               -         537,303         537,303
Impairment of goodwill                            -       4,999,724       4,999,724               -       4,999,724       4,999,724
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total Expense                               206,872       5,740,190       5,947,062         783,456       5,722,932       6,506,388
                                       ============    ============    ============    ============    ============    ============

Loss from Operations                       (152,858)     (5,740,190)     (5,893,048)       (729,442)     (5,722,932)     (6,452,374)
                                       ============    ============    ============    ============    ============    ============

Other (Income / Expenses)
Interest Income                                  27              (1)             26              27              (1)             26
Interest Expense                                  -           9,666           9,666               -          28,935          28,935
Provision for Income Tax                          -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total Other Expenses                            (27)          9,667           9,640             (27)         28,936          28,909
                                       ============    ============    ============    ============    ============    ============

Net (Loss) from continuing operation   $   (152,831)   $ (5,749,857)   $ (5,902,688)   $   (729,415)   $ (5,751,868)   $ (6,481,283)
                                       ============    ============    ============    ============    ============    ============

DISCONTINUED OPERATIONS, net of Taxes
Gain from discontinued operations           (31,666)         63,332          31,666         (31,666)         63,332          31,666
Gain on sale of subsidiary                1,341,649               -       1,341,649       1,341,649               -       1,341,649
Impairment of goodwill                   (4,999,724)      4,999,724               -      (4,999,724)      4,999,724               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net gain from discontinued operation     (3,689,741)      5,063,056       1,373,315      (3,689,741)      5,063,056       1,373,315
                                       ============    ============    ============    ============    ============    ============

Foreign Currency Translation
 Adjustment                                    (297)            297               -            (804)            804               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
Comprehensive (Loss)                   $ (3,842,869)   $   (686,504)   $ (4,529,373)   $ (4,419,960)   $   (688,008)   $ (5,107,968)
                                       ============    ============    ============    ============    ============    ============

Basic and Diluted (Loss) per
 Share - from continued
 operation                             $      (0.01)   $      (0.40)   $      (0.41)   $      (0.04)   $      (1.06)   $      (1.10)
                                       ============    ============    ============    ============    ============    ============
Basic and Diluted (Loss / Gain)
 per Share - from discontinued
 operation                                    (0.26)           0.35            0.09           (0.22)           0.45            0.23
                                       ============    ============    ============    ============    ============    ============

Basic and Diluted (Loss) per Share     $      (0.27)   $      (0.04)   $      (0.31)   $      (0.26)   $      (0.60)   $      (0.87)
                                       ============    ============    ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding
during the Period                        14,374,802         192,336      14,567,138      16,827,000     (10,929,534)      5,897,466
                                       ============    ============    ============    ============    ============    ============

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

At September 30, 2007 property, plant and equipment consisted of the following:

Property, Plant and Equipment                 $  104,966
Less accumulated depreciation                    (21,985)
                                              ----------
                                              $   82,981
                                              ==========

Depreciation expense for the period ended September 30th, 2007 was $ 16,666.

NOTE 5 INTANGIBLE ASSETS

         During the quarter ended September 30th 2007, the company impaired intangible assets valued at $ 537,303. These intangible assets were as follows:

    a)   Work in process valued at $396,853.
    b)   Other intangible assets valued at $140,450.

At September 30, 2007 the value of the company's intangible assets was $ 29,924.

NOTE6 STOCKHOLDERS EQUITY

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

j) On September 26th 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $ 37,500 and payables amounting to $ 206,000.

k) On September 27th, the Company issued 1,757,011 common shares for debt conversion at 50 cents per share.

The total amount of issued and outstanding share for the period ended September 30th 2007 was 16,827,000.


NOTE 7 REVERSE MERGER

On July 9th, 2007, Logica Holdings Inc shareholders received 2,452,198 shares of common stock in a reverse merger transaction with Plays On The Net Plc. The shareholders received 16.97 % of the voting stock. The shares were valued at the 5 day average of $ 3,678,297 at a price of $1.50 per share.

Cash                                         $      26,620

Accounts Receivable                                206,336

Fixed assets, net                                   22,893

Other assets                                       189,902
                                             -------------
Total Assets                                       445,751

Less Liabilities and notes payable              (1,767,178)
                                             -------------

Net liabilities acquired                     $  (1,321,427)
                                             =============

Value of stock issued                        $   3,678,297

Liabilities acquired                             1,321,427
                                             -------------

Goodwill                                     $   4,999,724
                                             =============

The Company fully impaired the value of the goodwill on July 9, 2007.


NOTE 8 STOCK OPTION PLAN

For the period ended September 30 2007, the Company had not implemented a stock option plan.


NOTE 9 DISCONTINUED OPERATIONS

As of September 30th 2007, the Company sold the operations of Maximum Awards Pty Limited, Travel Easy Holidays Pty Limited and Global Business Australia Pty Limited, for $1.00. Accordingly, all amounts from July 9th 2007 (Date of acquisition) to September 30, 2007 have been reclassified to conform to this presentation. The Company recorded a gain of the sale of $1,341,649.

Discontinued operations for the period July 1, 2007 to September 30, 2007 are as follows:


Sales                                                      $ 437,328
Cost of Goods                                                (79,484)
Operating Expenses                                          (329,698)
Other Income (Expense / Income)                                3,520
                                                           ---------

Income  from discontinued Operations                       $  31,666
                                                           =========

NOTE 10 COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company currently leases its primary office space in Toronto (Canada) pursuant to a lease expiring June 2009. Rent expense for the period ended September 30, 2007 and 2004 was $47,460 Canadian Dollars.


NOTE 11 GOING CONCERN

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


NOTE 12 SUBSEQUENT EVENTS

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

In addition, the Company agreed to issue to the Investors, Warrants to purchase up to an additional Three Million Six Hundred and Fifty Thousand "3,650,000" shares of common stock of the Company. The exercise prices and dates of expiry are stated below:

--------------------------------------------------------------------------------
        Warrants                      Price                     Expiry Date
--------------------------------------------------------------------------------
        650,000                       $0.72                   October 4th 2011
--------------------------------------------------------------------------------
       1,500,000                      $1.00                   October 4th 2011
--------------------------------------------------------------------------------
       1,500,000                      $2.00                   October 4th 2011
--------------------------------------------------------------------------------


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

         Revenues for the three months ended September 30, 2007 increased by $168,170 from $0 for the three months ended September 30, 2006 to $168,170 for the three months ended September 30, 2007. The increase in revenues was due to the fact that company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the period September 30, 2007 was $114,156 apposed to $0 for the period September 30, 2006. The gross profit for the quarter was $54,014.

         The company's general and administration costs increased by $59,721 from $ 215,111 to $ 274,833, the legal and professional fees increased by $124,179 from $ 4,282 for the three months ended 2006 to $ 128,461 for the same period of 2007 and the depreciation costs also increased $5,130 due to an increase in property, plant and equipment. The net loss from continuing operations increased by $ 5,681,154 from $(221,534) for the three months ended 2006 to $(5,902,688) for the same period of 2007 mainly due the impairment of certain intangible assets valued at $ 537,303 and the impairment of $ 4,999,724 of Goodwill. The company comprehensive loss increased by $ 4,315,692 from $(213,681) for the three months ended 2006 to $(4,529,373) for the same period of 2007

         On September 30, 2007, the Company sold all of the issued and outstanding shares of the Australian subsidiaries to the Purchaser in consideration of $1.00 US and the assumption of the Assets, liabilities and combined debt. The combined net asset value of the subsidiaries at the time of the disposal was $(194,223). The debt in the Australian companies amounted to $(1,147,425); hence the gain from the sale including the $1.00 consideration was $1,341,649.

         The discontinued operations net of taxes resulted in a gain of $31,666 and a gain on the sale of $ 1,341,649. The net gain from the discontinued operations was $1,373,315.

         The comprehensive loss including the discontinued operations and the foreign currency translation adjustment was $(4,529,373) or $(0.31) per share based on 14,567,138 weighted average shares outstanding for the three months ended September 30, 2007 compared to a loss of $(213,681) or $(0.10) per share based on 2,160,133 weighted average shares outstanding for the three months ended September 30, 2006

Results for the nine months ended September 30, 2007.

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

         The company's general and administration costs increased by $ 464,450 from $ 344,730 to $ 809,180, the legal and professional fees increased by $136,652 from $ 6,863 for the nine months ended 2006 to $ 143,515 for the same period of 2007 and the depreciation costs also increased $14,085 due to an increase in property, plant and equipment. The net loss from continuing operations increased by $ 6,126,258 from $(355,025) for the nine months ended 2006 to $ (6,481,283) for the same period of 2007 mainly due the impairment of certain intangible assets valued at $ 537,303 and the impairment of $ 4,999,724 of Goodwill. The company comprehensive loss increased by $ 4,765,528 from $ (355,025) for the nine months ended 2006 to $ (5,107,968) for the same period of 2007.

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

         The discontinued operations net of taxes resulted in a gain of $31,666 and a gain on the sale of $ 1,341,649. The net gain from the discontinued operations was $1,373,315.

         The comprehensive loss including the discontinued operations and the foreign currency translation adjustment was $(5,107,968) or $(0.87) per share based on 5,897,466 weighted average shares outstanding for the nine months ended September 30, 2007 compared to a loss of $(342,440) or $(0.16) per share based on 2,163,460 weighted average shares outstanding for the three months ended September 30, 2006.


LIQUIDITY AND CAPITAL RESERVES

         Through the nine months ended September 30, 2007 we have relied on advances of $1,289,012 from our principal shareholder and we have converted all of this debt into restricted common stock. As of September 30, 2007, the Company had cash of $58,846 and a working capital deficit of $ 169,784.

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

On September 26, 2007, the Company agreed to issue 502,772 common shares to a service provider for services rendered valued at $ 37,500 and payables amounting to $ 206,000.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, this day 27th day of March 2008.


                                              Logica Holdings Inc


                                              /s/ Giuseppe Pino Baldassarre
                                              -------------------------------
                                              Name: Giuseppe Pino Baldassarre
                                              Chief Executive Officer