Form 10KSB
period 2007-12-31
LOGICA HOLDINGS INC
filed 2008-04-11
CIK 1282224

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   Form 10-KSB
                                _________________
                                   (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-50621
                                _________________

                              LOGICA HOLDINGS, Inc.
             (Exact name of registrant as specified in its charter)
                                _________________

                 Nevada                                      86-0787790
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

82 Avenue Road, Toronto, Ontario Canada                        M5R2H2
(Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number (416) 929-5798

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
__________________________________     _________________________________________
              None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.015 par value
                                (Title of class)
                                _________________


Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) |_| Yes |X| No

Issuer's revenues for the year ended December 31, 2007, were $218,980

The aggregate market value of the common equity held by non-affiliates as of the closing price of such shares on the last day of the registrant's most recent second fiscal quarter was approximately $1,467,750.

The number of shares outstanding of the registrant's common stock as of March 31, 2008 is 21,988,142.

Transitional Small Business Disclosure Format: |_| Yes |X| No

DOCUMENTS INCORPORATED BY REFERENCE--NONE

================================================================================

TABLE OF CONTENTS
FORM 10-KSB



                                                                            Page
                                                                            ----

Part I

Item 1.     BUSINESS                                                           1
Item 2.     PROPERTIES                                                         3
Item 3.     LEGAL PROCEEDINGS                                                  3
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                3


Part II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES      4
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS                               5
Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       10
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          10
Item 8A(T). CONTROLS AND PROCEDURES                                           11
Item 8B.    OTHER INFORMATION                                                 12

Part III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS; COMPLIANCE
            WITH SECTION 16(A) OF THE EXCHANGE ACT                            12
Item 10.    EXECUTIVE COMPENSATION                                            13
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        13
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    14
Item 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                           14
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                            15

Part I
------

Item 1.       BUSINESS.
              --------


INTRODUCTION

         Logica Holdings is a holding company whose primary focus is in the e-commerce and information technology sector. It has been and remains the intention of our Directors to build an organization that is able to react to the individual market places in which we operate in a timely and efficient manner by structuring each company as a small and compact unit, rather than having an interdependent behemoth as we see with a number of larger financial service organizations. Each subsidiary has a specific purpose and is managed by highly experienced, professional and motivated individuals whose performance is rewarded on the basis of the success of the subsidiary. Some of the subsidiaries are newly established, others are in development such as Anne's Diary, and others have been established for many years such as Playsonthenet. As a diversified holding company, Logica Holdings focuses on the acquisition of emerging growth companies with a strategic focus on creating a host of competitive advantages while creating a leading market position and highly recognized brands. Maintaining a diverse portfolio of products and services that are offered to a broad and well-established customer base will create a stable, recurring revenue stream. We maintain a common branding strategy based on the belief that each brand is unique. The Logica Holdings brand is then used as an endorsement brand, supporting the individual brand with a sense of the group's global strength and resources.

OUR COMPANIES

         Logica Holdings is a holding company whose primary focus is in the e-commerce and information technology sector. It has been and remains the intention of our Directors to build an organization that is able to react to the individual market places in which we operate in a timely and efficient manner by structuring each company as a small and compact unit, rather than having an interdependent behemoth as we see with a number of larger financial service organizations. Each subsidiary has a specific purpose and is managed by highly experienced, professional and motivated individuals whose performance is rewarded on the basis of the success of the subsidiary. Some of the subsidiaries are newly established, others are in development such as Anne's Diary, and others have been established for many years such as Playsonthenet. As a diversified holding company, Logica Holdings focuses on the acquisition of emerging growth companies with a strategic focus on creating a host of competitive advantages while creating a leading market position and highly recognized brands. Maintaining a diverse portfolio of products and services that are offered to a broad and well-established customer base will create a stable, recurring revenue stream. We maintain a common branding strategy based on the belief that each brand is unique. The Logica Holdings brand is then used as an endorsement brand, supporting the individual brand with a sense of the group's global strength and resources.

Plays on the net Plc

         Plays On The Net Plc began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site and all-round theatre information site. In addition to the plays database, POTN now offers books, music and movies, and is as well-known for their audio book content as for their original drama. With contracts with a number of leading publishers already secured, the future for POTN will include extending across all media and dramatic arts to incorporate the worlds of theatre, literature, film and music in one easy-to-navigate online venue. POTN also offers classic works of literature and theatre in downloadable e-book format direct to your laptop, mobile phone or PDA. Choose from an extensive range of favorite novels, plays and poetry, including hard-to-find titles from classic writers.

Curtain Rising Inc.

         Curtain Rising, Inc. began as an online database for theatres. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease. It has since grown into an extensive worldwide directory of plays and theatres and a tight-knit community created by, and utilized by theatres, actors, producers and individuals with an interest in performing arts. Curtain Rising has now licensed the rights to its database and web site to Playsonthenet and the combination of the two companies set to become the single resource centre for theatergoers, playwrights and advertisers. An exciting addition to the original website, the Curtain Rising Magazine is a weekly online journal featuring the news and reviews from POTN along with feature articles, original plays and more. Presented in a stunning glossy magazine format, this is a fascinating and original resource for both theatergoers and theatre professionals and a significant addition to the POTN family of companies.

Anne's World Ltd.

         Anne's World Ltd has obtained the license for "Anne's Diary." The world's first secure social networking site for children, Anne's Diary is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader. Inspired by the stories of "Anne of Green Gables", the site offers a safe, fun and educational environment where children can keep a private online diary and photo gallery and chat with their peers from around the world in a protected chat room and forum, safe in the knowledge that they are communicating only with verified members of the same age. Thanks to the technology of our partners: Fujitsu, Novell and 123ID, Anne's Diary is setting new standards in online safety while offering children a unique and exciting world in which to express their creativity and interact with other young people. Partnerships with other high-end children's websites as well as police and education authorities will help bring this ground-breaking project to children and concerned parents around the world.

         Background

         The Internet has rapidly revolutionized our lives and has altered the way we live, work, conduct business, and communicate with others. This powerful technology offers us unprecedented access to worldwide information and instant communication; but it has also opened up a new venue for sexual predators to seek out unsuspecting children.
         The proliferation of social network sites on the Internet has been a phenomenon of our times.

         While this phenomenon has provided an outlet for people from differing backgrounds and nationalities to come together and interact in a way never before envisaged, it also has thrown up many issues of safety for the users. Safety issues such as 'phishing' where the user can have their identity stolen to users being 'cyber stalked' have all been in reported in the media during the rise and rise of these sites.

         The one area, however, that is the most disturbing is the incidences of sexual predators using such sites to gather information, contact and 'groom' children for inappropriate online chat or actual physical abuse.

         Annesdiary.com Registration

         On registering with annesdiary.com, each new member will receive a presentation welcome package containing the following: (i) a welcome letter explaining the features of the website; (ii) a unique user card; (iii) a state-of-the-art fingerprint authentication reader; and (iv) a copy of the "Anne of Green Gables" book. On receipt of the welcome package members will set up their fingerprint reader using a one-time authentication code thereby registering their identity on our secure database. The fingerprint matrix itself is encrypted and transmitted securely across the Web to authenticate users. Even if someone gets a hold of the fingerprint matrix, it will be undecipherable and unusable to them.

         Secure Sponsor

         When a parent or guardian registers their child on the site they must provide details of a Sponsor who is able to verify the age and identity of the child. To be eligible, a Sponsor must have been known to the child for a minimum of two years, be a resident of the country in which the registrant lives, and be a recognized professional. Sponsors must confirm their relationship to the child and provide a mailing address and phone number where we can contact them. We will contact all Sponsors to verify this information. The Sponsor will be provided with a one-time Authentication Code which they must use to activate the child's account.


REVENUE STREAMS

         We expect to generate revenue from our current operations in the following manners:

         *     Subscription fees for annesdiary.com;
         *     On-line merchandise sales;
         *     On-line advertising;
         *     Print advertising in Curtain Rising Magazine;
         *     Commission when visitors click-through to partner websites;
         * Sales of hardcopy books and downloadable audio books through Playsonthenet

Corporate History

         Logica Holdings, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1996 and 2003.

         On December 5, 2003, we amended our Articles of Incorporation to change our name to Maximum Awards Inc, Inc. in anticipation of the acquisition of Maximum Awards Pty Ltd. an Australian company engaged in the business of operating a consumer rewards program through which consumers earned points by purchasing products and services offered by the company and its program partners. Accumulated points can then be redeemed in order to acquire additional desired products or services from the same list of such items offered by the company. The acquisition of all outstanding shares of Maximum Awards closed in December 2003.

         On June 1, 2004, we acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd ("TEH") and Global Business Group Pty Ltd ("GBH") from Maxwell Thomas and Michael Sullivan. These corporations were involved in the travel industry and mail order industries and were acquired to add to our rewards program operations by providing an in-house travel agency and a consumer products retailer.

         In June 2004 we acquired Global Business Group Pty Ltd, an Australian proprietary limited corporation, organized under the law of the Province of Queensland, Australia in June 2003. Global Business did business under the name Easy Shopper Direct and was engaged in the business of selling consumer goods on-line and through published catalogs.

         On May 29, 2007, we amended our Articles of Incorporation to change our name from Maximum Awards Inc. to Logica Holdings, Inc.

         On July 9, 2007, we acquired (i) Plays On The Net Plc and its subsidiary, Plays On The Net Inc., which provide a web based platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, which includes an extensive retail site for book, audio downloads and all-round theatre information; (ii) Curtain Rising Inc., which provides an online database for theatres and a bi-weekly online theatre magazine; and (iii) Anne's World Limited, a company that holds the license for a secure social networking website for children, providing an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader. We issued 12,000,000 shares of our common stock as consideration in the acquisitions. The acquisitions resulted in a change of control and were accounted for as a reverse merger. Our business now consists of the businesses of Plays on the Net, Curtain Rising and Anne's World.

         On August 7, 2007, we amended our articles of incorporation to change the par value of our common stock from $0.001 per share to $0.015 per share.

         On September 30, 2007, we sold 100% of our Australian subsidiaries; Maximum Awards Pty Limited, Travel Easy Holidays Pty Ltd and Global Business Group Pty Ltd to Elko Group Pty Limited, an Australian company controlled by Maxwell A. Thomas, a former executive officer of the Company.


Item 2.       Properties.
              ----------

         As of the date of this report, we do not own any real property. We lease our executive offices at 82 Avenue Road, Toronto, Ontario M5R 2H2 pursuant to a lease agreement that expires in June 2009, subject to 1 year extensions thereafter. Our monthly payments under the lease total $13,750 (Canadian Dollars). We believe our current facilities are adequate for our operations for the foreseeable future.

Item 3.       Legal Proceedings.
              -----------------

         We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         None.

Part II
-------

Item 5.       Market for the registrant's common equity, related stockholder
              --------------------------------------------------------------
              matters and Issuer purchases of equity securities.
              -------------------------------------------------

         Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol "LGHL." The high and low bid information for each quarter since November 2, 2006, as quoted on the OTC Bulletin Board, are as follows:

             Quarter                          High Bid      Low Bid
             ------------------------------   --------      -------

             Fourth Quarter 2006 *             $ 7.65        $ 4.80

             First Quarter 2007 *              $ 2.50        $ 0.10
             Second Quarter 2007 *             $ 3.25        $ 0.75
             Third Quarter 2007                $ 2.85        $ 0.65
             Fourth Quarter 2007               $ 2.10        $ 1.00

             First Quarter 2008                $ 1.69        $ 0.75

* Prices reflect 15 for 1 forward split effected on May 18, 2007

         The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.

HOLDERS

         As of December 31, 2007, an aggregate of 20,500,642 shares of our common stock were issued and outstanding and were owned by approximately 253 stockholders of record, based on information provided by our transfer agent.

DIVIDENDS

         We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    1. On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company cancelled the shares.

    2. On March 21, 2007 the Company issued 273,671 common shares for the conversion of a note held in the Company. The shares were issued at $1.50 per share.

    3. On March 28, 2007 the Company issued 4,000 common shares to satisfy amounts payable of $11,400.

    4. On July 9th, 2007 the Company issued 12,000,000 common shares for the acquisition of Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc.

    5. On July 16th 2007, the Company issued 100,000 common shares for services rendered to the company valued at $ 50,000.

    6. On August 20th, 2007 the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

    7. On September 26th 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $ 37,500 and payables amounting to $ 206,000.

    8. On September 27th 2007, the Company issued 1,757,011 common shares for debt conversion at $ .50 cents per share.

    9. On October 10th 2007, the Company issued 954,306 common shares for debt conversion at $ .50 cents per share.

    10. On October 25th 2007, the Company issued 278,907 common shares for debt conversion at $ .50 cents per share.

    11. On October 26th 2007, the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

    12. On October 26th 2007, the Company issued 578,032 common shares for debt conversion at $ .50 cents per share.

    13. On November 9th 2007, the Company issued 400,000 common shares for services to be rendered over a period of 12 months to the company valued at $ 200,000.

    14. On November 9th 2007, the Company issued 90,000 common shares for services rendered to the company valued at $ 45,000.

    15. On November 28th 2007, the Company issued 134,377 common shares for debt conversion at $ .50 cents per share.

    16. On December 3rd 2007, the Company issued 174,756 common shares for debt conversion at $ .50 cents per share.

    17. On December 6th 2007, the Company issued 206,334 common shares for debt conversion at $ .50 cents per share.

    18. On December 13th 2007, the Company issued 72,598 common shares for debt conversion at $ .50 cents per share.

    19. On December 31st 2007, the Company issued 555,332 common shares for debt conversion at $ .50 cents per share.

         The issuance of securities described above were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The purchasers of the securities in these transactions represented that they were accredited investors or qualified institutional buyers and they were acquiring the securities for investment only and not with a view toward the public sale or distribution thereof. Such purchasers received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration statement or an available exemption from registration. All purchasers either received adequate access, through their relationship with the registrant, to financial statement or non-financial statement information about the registrant or had adequate access, through their relationship with the registrant, to financial statement or non-financial statement information about the registrant. The sale of these securities was made without general solicitation or advertising.

Item 6.       Management's Discussion and Analysis.
              ------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-KSB under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as "anticipates," "projects," "believes," "intends," "expects," and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

      Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

         Logica Holdings, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1996 and 2003. In 2003 and 2004 we acquired the following three companies: Maximum Awards Pty Ltd., Travel Easy Holidays Pty Ltd., and Global Business Group Pty Ltd., and changed our name to Maximum Awards Inc. Our interests in each company were sold in 2007.

         In 2007 we acquired Plays On The Net Plc, Plays On The Net Inc., Curtain Rising Inc., and Anne's World Limited in consideration for the issuance of 12 million shares of our common stock, resulting in a change in control. In connection therewith we changed our name to Logica Holdings, Inc. Our operations currently consist of the businesses conducted by Plays On The Net Plc, Plays On The Net Inc., Curtain Rising Inc., and Anne's World Limited.

         The 2007 acquisitions were accounted for as a reverse merger. As a result, the information set forth in this Management's Discussion and Analysis or Plan of Operation is that of Plays On The Net Plc and its subsidiaries for the period from May 23, 2006 (inception) through December 31, 2006, and that of Logica Holdings, Inc. and its subsidiaries from January 1, 2007 until December 31, 2007.


STATEMENT OF OPERATIONS

Results for the year ended December 31, 2007 versus the period from inception until December 31, 2006.

         Revenues for the twelve months ended December 31, 2007 increased by $218,980 from $0 for the twelve months ended December 31, 2006 to $ 218,980 for the twelve months ended December 31, 2007. This substantial increase in revenues was due to the fact that company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development and the cost of the Annesdiary.com fingerprint reader kits. The cost of sales for the twelve months ended December 31, 2007 was $ 118,529 opposed to $0 for the same period December 31, 2006. The gross profit for the twelve months was $ 100,451.

         The company's general and administration costs increased by $ 1,371,293 from $ 708,347 to $ 2,079,640, the legal and professional fees increased by $ 678,429 and the depreciation costs also increased $ 24,925 due to an increase in property, plant and equipment. The net loss from continuing operations increased by $ 7,680,256 from $(710,050) for the twelve months ended 2006 to $ (8,390,306)
for the same period of 2007 mainly due the impairment of certain intangible assets valued at $ 537,302, the impairment of $ 4,999,724 of Goodwill and the amortization of deferred compensation. The company's comprehensive loss increased by $ 6,457,308 from $ (684,879) for the twelve months ended 2006 to $ (7,142,187) for the same period of 2007.

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

         The comprehensive loss including the discontinued operations and the foreign currency translation adjustment was $(7,142,187) or $(0.77) per share based on 9,164,042 weighted average shares outstanding for the twelve months ended December 31, 2007 compared to a loss of $(684,879) or $(0.32) per share based on 2,158,734 weighted average shares outstanding for the twelve months ended December 31, 2006.


Results from inception, May 23, 2006, until December 31, 2006.

         The companies had no revenues from inception, May 23, 2006, to December 31, 2006 as they were still in a development stage. During the same period the companies has the following operating expenses:

                  General & Administrative:          $ 228,058
                  Marketing:                         $ 221,125
                  Technology & Content:              $ 253,462
                  Cost of Content:                   $   5,702
                                                     ---------
                                                     $ 708,347

         We incurred an interest expense of $ 1,703 on advances from the following related parties:

                  Stockholder:                       $   1,194
                  Company under common control:      $     509
                                                     ---------
                                                     $   1,703

         The foregoing transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the abovementioned parties.

         We incurred losses from operations of $710,050 for the period from May 23, 2006 to December 31, 2006, and had a negative working capital of $1,109,711 and an accumulated deficit of $710,050 as of December 31, 2006.

         The foreign exchange translation adjustment amounted to $25,171, hence resulting in a comprehensive loss of $ 684,879.

LIQUIDITY AND CAPITAL RESOURCES

         Through the twelve months ended December 31, 2007 we relied on advances of $2,872,968 from our principal funders to finance our operations. All of this debt has been converted into restricted common stock. As of December 31, 2007, we had cash of $31,750 and a working capital deficit of $ 180,184.

         For the period ended December 31, 2007, we derived 100% of our income from website development for third parties. Our long term growth lies in the monthly or annual subscription model to Annesdiary.com, online shopping and affiliate revenue through Anne's World Limited, the online shopping and banner advertising as well as advertising revenues coming from the Curtain Rising by-weekly magazine and finally the online book and audio download, as well as affiliate revenues through Plays On The Net. Our target market is mainly North America, Japan and most other English speaking nations in the world.

         We anticipate, based on current planning and business conditions, that the effectuation of our business plan over the next 12 months will required approximately $2,400,000. The breakdown is as follows:

               Website Development:                   $ 1,000,000
               Computer & Hardware:                   $   150,000
               Legal & Accounting:                    $   100,000
               Advertising & Marketing Expense:       $   250,000
               General &Administrative:               $   900,000

         The foregoing represents our best estimate. We do not expect to generate revenues from operations sufficient to satisfy the foregoing expenses. Therefore, the effectuation of our plan of operations is subject to attaining additional financing. We cannot assure investors that adequate financing will be available. If we are not successful in our effort to raise capital we will not be able to fully effectuate our business plan, the business will likely fail, and the company will cease to do business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements for the period ended December 31, 2007 include the accounts of Logica Holdings Inc and its wholly-owned subsidiaries, Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc. for the period January 1, 2007 to December 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation

(B) Revenue Recognition

The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.

C) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.

D) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and loans payable, approximate fair value due to the relatively short period to maturity for this instrument.

(E) Concentration of Credit Risk

The Company did not have cash in banks in excess of FDIC insurance limits. During the period, one customer accounted for 99% of the Company's sales.

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

(L) Loss per share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2007 and 2006, were 3,750,000 warrants. There were no dilutive securities outstanding for the period ended December 31, 2007.

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


OFF-BALANCE SHEET ARRANGEMENTS

      As of December 31, 2007, we did not have any off-balance sheet arrangements.

Item 7.       Financial Statements and Supplementary Data.
              -------------------------------------------

      The financial statements required by this Item 7 are included at the end of this Report beginning on page F-1 as follows:

                                                                            Page
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

      Report of Independent Registered Public Accounting Firm(s)            F-1

      Consolidated Balance Sheet as of December 31, 2007.                   F-2


      Consolidated Statements of Operations for the year ended              F-3
         December 31, 2007 and the period of May 23, 2006 through
         December 31, 2006.


      Consolidated Statement of Stockholders Equity for the year ended      F-4
         December 31, 2007 through December 31, 2006.

      Consolidated Statement of Cash Flows for the year ended               F-5
         December 31, 2007 and the period of May 23, 2006 through
         December 31, 2006.

      Notes to Consolidated Audited Financial Statements                    F-6




Item 8.       Changes in and Disagreements with Accountants on Accounting and
              ---------------------------------------------------------------
              Financial Disclosure.
              --------------------

Dismissal of SF Partnership LLP

         On November 5, 2007, we elected to terminate our engagement of SF Partnership LLP ("SF") as the independent registered public accounting firm responsible for auditing our financial statements. The termination was approved by the Company's Board of Directors.

         SF's report on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception that SF's Audit Reports dated March 31, 2006 and April 30, 2007, contained an explanatory note which raised substantial doubt as to our ability to continue as a going concern. During our two most recent fiscal years and any subsequent interim period for which a review report was provided preceding the termination of SF, we did not have any disagreements with SF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SF, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         During our two most recent fiscal years and any subsequent interim period for which a review report was provided preceding the termination of SF, other than as is set forth herein, SF did not advise us of any of the following:

                  (A) That the internal controls necessary for us to develop reliable financial statements did not exist;

                  (B) That information had come to SF's attention that had led it to no longer be able to rely on our management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

                  (C) (1) That SF needed to expand significantly the scope of its audit, or that information had come to SF's attention that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that would have prevented it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with our financial statements, and (2) due to SF's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigation; or

                  D) (1) That information has come to SF's attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to SF's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) the issue has not been resolved to SF's satisfaction prior to its termination.

Engagement of Jewett, Schwarz, Wolfe & Associates

         On November 5, 2007, we engaged Jewett, Schwartz, Wolfe & Associates ("Jewett") to serve as the independent registered public accounting firm responsible for auditing our financial statements. The engagement was approved by the Company's Board of Directors.

         Neither us nor anyone on our behalf consulted Jewett during the two most recent fiscal years and any subsequent interim period prior to engaging Jewett, regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that Jewett concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 8A(T).   Controls and Procedures
              -----------------------

Evaluation of Disclosure Controls and Procedures.

         We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e)under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, and with the participation of our consultant who also provides outsourced accounting services to us, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.      Other Information
              -----------------

         None


Part III
--------

Item 9.       Directors, Executive Officers, Control Persons; Compliance with
              ---------------------------------------------------------------
              Section 16(a) of the Exchange Act.
              ---------------------------------

Directors and Officers

         The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company's next annual meeting of shareholders.



                                       Serving as
                                   Director/Officer of        Position Held
Name                         Age    the Company Since        With the Company
-------------------------    ---   -------------------   -----------------------

Giuseppe Pino Baldassarre    49          2007            Chief Executive Officer
                                                         and President

Enzo Taddei                  35          2007            Chief Financial Officer
                                                         and Director

Biographical Information

         Giuseppe Pino Baldassarre. Mr. Baldassarre was appointed the Chief Executive Officer and President of the Company May 15, 2007. From 2006 until April 2007, Mr. Baldassarre served as the Vice President of Business Development for 123ID, a software development company specializing in biometric solutions. From 2005 until March 2007, Mr. Baldassarre served as the Chief Executive Officer and President of BPT Technologies, where he was responsible for the establishment and implementation of the company's North American operations. From 2002 until 2005 Mr. Baldassarre served as the Managing Director of The Logica Group, a division of The MacKenzie Group, in Melbourne, Florida, where he was primarily responsible for logistics, sales and distribution. Mr. Baldassare received a B.A. degree in mathematics (with a minor in economics) from York University of Toronto, Canada in 1979, and an M.B.A. from INSEAD, Fontainebleau, France in 1981.

         Enzo Taddei. Mr. Taddei was appointed a Director and Chief Financial Officer of the Company March 21, 2007. He was previously the sole shareholder and director of a private accountancy firm, Adesso Res Asesores in Spain, which he operated for eight years between 1999 and 2006. Prior to setting up his own accountancy company, Mr. Taddei worked for a firm of chartered accountants based in Marbella, Malaga whilst completing his BBA degree. Mr. Taddei is fluent in English, Spanish and Italian. Mr. Taddei holds degrees in economics from the University of Malaga, Spain, a degree in Business Administration from the University of Wales, UK, and a Master Degree in Taxation and fiscal related subjects from the University of E.A.D.E in Malaga, Spain.

Code of Ethics

         We have adopted a code of ethics for our officers and directors. The Code of Ethics was filed with the SEC on February 11, 2008, as an exhibit to our Form S-1 Registration Statement.

Committees of the Board

         Our Board of Directors does not currently have any committees. The roles and responsibilities of an audit committee, nominating committee and compensation committee are conducted by our full Board. Our sole director is not independent.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the year ended December 31, 2007, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act.


Item 10.      Executive Compensation.
              ----------------------

Employment Agreements

            We have entered into an employment agreement with Giuseppe Pino
Baldassarre pursuant to which Mr. Baldassarre was hired as our Chief Executive
Officer and President. Under the agreement Mr. Baldassarre has a base compensation of $200,000 per year with annual increases of 10%. The initial term of the agreement is 36 months, subject to earlier termination pursuant to the terms of the agreement. The agreement contains confidentiality, non-competition, and non-solicitation provisions.


Summary Compensation Table as of December 31, 2007



                                                          Stock    Option     All Other
                                        Salary    Bonus   Awards   Awards   Compensation     Total
Name and Principal Position     Year      ($)      ($)     ($)       ($)         ($)          ($)
-----------------------------   ----   --------   -----   ------   ------   ------------   --------
Giusepe Pino Baldassarre, CEO   2007   $150,000                                            $150,000
                                2006   $0                                                  $0
Enzo Taddei, CFO                2007   $150,000                                            $150,000
                                2006   $0                                                  $0
Maxwell Andrew Thomas           2007   $0                                                  $0
CEO and CFO until 4/07          2006   $150,000                                            $150,000

DIRECTOR COMPENSATION

         Our sole director, Enzo Taddei, is also a named executive officer of the Company serving as the Company's Chief Financial Officer. As such, Mr. Taddei does not receive any additional compensation for the serving the Company as its sole director.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              ------------------------------------------------------------------
              Related Stockholder Matters.
              ---------------------------

         The following table sets forth the beneficial ownership of our common stock as of March 31, 2008 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

         Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person's percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 21,988,142 shares of our common stock outstanding as of March 31, 2008.

                                                                PERCENTAGE
                                                                OF TOTAL
                                                                SHARES
NAME AND ADDRESS OF OWNER (1)                         SHARES    OUTSTANDING
-------------------------------------------------   ---------   -----------
  Winterman Group Ltd. (2)                          9,605,576     43.69%
  T Squared Investments LLC (3)                     4,795,833     21.81%
  Enzo Taddei                                       1,200,000      5.46%
  Chief Financial Officer and Director
  Giuseppe Pino Baldassarre                         1,200,000      5.46%
  Chief Executive Officer and President
  All Directors and Named Executive Officers as a   2,400,000     10.92%
  Group (2 persons)
__________________________
* Less than 1%

(1) Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Logica Holdings, Inc., 82 Avenue Road, Toronto, ON, Canada M5R 2H2.
(2)    Malcolm Stockdale is the principal of Winterman Group Ltd.
(3) Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC. Includes 1,145,883 shares issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, and 3,650,000 shares issuable upon exercise of common stock purchase warrants.

Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         On June 1, 2004, we acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd ("TEH") and Global Business Group Pty Ltd ("GBH") from Maxwell Thomas and Michael Sullivan. Effective September 30, 2007, we completed the sale of our wholly owned subsidiaries Maximum Awards Pty. Ltd ("MAX"), GBH and TEH (MAX, GBH and TEH are collectively referred to herein as, the "Sold Subsidiaries") to Elko Group Pty. Limited, an Australian company ("ELKO") controlled by Maxwell A. Thomas. Mr. Thomas, a former executive officer of Logica Holdings who resigned in May 2007, was, at the time of the Sold Subsidiaries transaction, an executive officer of each of the Sold Subsidiaries. ELKO paid $1.00 and assumed of all of the liabilities of the Sold Subsidiaries. In addition, Mr. Thomas agreed to forgive certain amounts we owed him in the amount of approximately $113,860. Furthermore, we released the Sold Subsidiaries and ELKO from inter-company obligations of approximately $1,067,000.

Item 13. Exhibits.
         --------

Exhibit
  No.
-------
  2.1 Exchange Agreement dated December 9, 2003, between Maximum Awards, Inc. and Maximum Awards Pty Ltd. (1)
  2.2 Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Global Business Group Pty, Ltd.) (2)
  2.3 Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Travel Easy Pty, Ltd.)
         (2)
  2.4 Share Exchange Agreement dated July 9, 2007, between Maximum Awards, Inc., Plays on the Net, PLC, Anne's World Limited, Curtains Rising, Inc., and the Winterman Group Ltd. (3)
  2.5 Stock Purchase Agreement dated September 24, 2007, between Logica Holdings, Inc. and Eko Group Pty Limited (4)
  2.6 Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)
  3.1 Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995(1)
  3.2    Amendment to Articles of Incorporation, as filed on December 5, 2003(1)
  3.3    Amendment to Articles of Incorporation, as filed on May 29, 2007 (7)
  3.4    Amendment to Articles of Incorporation, as filed on August 7, 2007 (7)
  3.5    Bylaws(1)
  4.1 Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)
  4.2 Certificate of Designations of Series A Preferred Stock, filed October 10, 2007 (5)
  4.3    Common Stock Purchase Warrant A (5)
  4.4    Common Stock Purchase Warrant B (5)
  4.5    Common Stock Purchase Warrant C (5)
  16 Letter from SF Partnership LLP Regarding the change of independent accountants (6)
  23.1   Consent of SF Partnership LLP, Independent Accountants
  31.1 Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
  32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
 ____________________


         (1) Incorporated by reference to Exhibits set forth in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.
         (2) Incorporated by reference to exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.

         (3) Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.
         (4) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.
         (5) Incorporated by reference to exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.
         (6) Incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 13, 2007.
         (7) Incorporated by reference to Exhibits set forth in the Company's Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.

Item 14.      Principal Accountant Fees and Services.
              --------------------------------------

      The following table shows the fees that the Company paid or accrued for the audit and other services provided by its independent auditors for the periods set forth.

                                                                 5/23/06
                                                   Year          (inception)
                                                   Ended         through
                                                   12/31/2007    12/31/06
                                                   -----------   -----------
Audit Fees .....................................   $    18,750   $    49,000
Audit-Related Fees..............................         6,500          --
Tax Fees .......................................          --            --
All Other Fees .................................        15,000          --
                                                   -----------   -----------
      Total ....................................   $    40,250   $    49,000

         Audit Fees--This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

         Audit-Related Fees--This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees."

         Tax Fees-- This category consists of fees billed for professional services rendered by the independent auditors for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, and mergers and acquisitions tax compliance.


         All Other Fees - This category consists of fees for services rendered by the independent auditors in addition to those reported above.

         Overview-- The Board reviews, and in its sole discretion pre-approves, our independent auditors' annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" were pre-approved by our Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LOGICA HOLDINGS, INC.


                                      By: /s/ Giuseppe Pino Baldassarre
                                          --------------------------------------
                                          Giuseppe Pino Baldassarre
                                          Chief Executive Officer

                                      Dated: April 11, 2008





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                      By: /s/ Giuseppe Pino Baldassarre
                                          --------------------------------------
                                          Giuseppe Pino Baldassarre
                                          Chief Executive Officer and President
                                          (principal executive officer)


                                      Dated: April 11, 2008




                                      By: /s/ Enzo Taddei
                                          --------------------------------------
                                          Enzo Taddei
                                          Chief Financial Officer and Director
                                          (principal financial officer)


                                      Dated: April 11, 2008

                                                                            Page
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

      Report of Independent Registered Public Accounting Firm(s)            F-1

      Consolidated Balance Sheet as of December 31, 2007.                   F-2


      Consolidated Statements of Operations for the year ended              F-3
         December 31, 2007 and the period of May 23, 2006 through
         December 31, 2006.


      Consolidated Statement of Stockholders Equity for the year ended      F-4
         December 31, 2007 through December 31, 2006.

      Consolidated Statement of Cash Flows for the year ended               F-5
         December 31, 2007 and the period of May 23, 2006 through
         December 31, 2006.

      Notes to Consolidated Audited Financial Statements                    F-6

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
====================================


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of LOGICA HOLDINGS, INC AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Logica Holdings, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logica Holdings, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit approximately $7,852,237 during the period ended December 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There are no assurances that the Company will be successful in raising additional capital.



/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 9, 2008


         2514 HOLLYWOOD BOULEVARD, SUITE 508 * HOLLYWOOD, FLORIDA 33020
                  TELEPHONE (954) 922-5885 * FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS * FLORIDA INSTITUTE
 OF CERTIFIED PUBLIC ACCOUNTANTS PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA
    REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET AUDITED


                                                                   December 31,
                                                                       2007
                                                                   -----------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $     37,150
  Inventory                                                               2,229
  Prepaid expenses                                                          468
  Other current assets                                                   11,896
                                                                   ------------
TOTAL CURRENT ASSETS                                                     51,743

Property, plant and equipment                                            93,803
Intangible assets                                                       129,135
                                                                   ------------
TOTAL ASSETS                                                       $    274,681
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                 $    223,891
  Other current liabilities                                               8,037
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               231,928

TOTAL LIABILITIES                                                       231,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
   Preferred share capital $0.001 par value, 10,000,000
  shares authorized, 500,000 issued and outstanding                         500
  Common Share Capital, $0.015 par value, 100,000,000
  shares authorized, 20,500,642 issued and outstanding                  307,565
  Additional paid-in capital                                          7,941,022
  Deferred compensation                                                (254,072)
  Accumulated other comprehensive loss                                 (100,025)
  Accumulated deficit                                                (7,852,237)
                                                                   ------------

TOTAL SHAREHOLDERS' DEFICIENCY                                           42,753
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    274,681
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED AUDITED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006



                                                        2007            2006
                                                    -----------     -----------
REVENUES:
   Revenues                                         $   218,980     $      --

Cost of sales                                           118,529            --
                                                    -----------     -----------

GROSS PROFIT                                            100,451            --
                                                    -----------     -----------

OPERATING EXPENSES:
   General and administrative                         2,079,640         708,347
   Legal and professional fees                          678,429            --
   Depreciation                                          24,925            --
   Impairment of intangible assets                      537,302            --
   Impairment of goodwill                             4,999,724            --
   Amortization of deferred compensation                 49,614            --
                                                    -----------     -----------
         Total operating expenses                     8,369,634         708,347
                                                    -----------     -----------

OPERATING LOSS                                       (8,269,183)       (708,347)
                                                    -----------     -----------

OTHER (INCOME) AND EXPENSES:
   Interest income                                          (28)           --
   Interest expense                                     121,151           1,703
                                                    -----------     -----------
        Total other expense                             121,123           1,703

NET LOSS BEFORE DISCONTINUED OPERATIONS              (8,390,306)       (710,050)
                                                    -----------     -----------

DISCONTINUED OPERATIONS
   Gain from discontinued operations                     31,666            --
   Gain on sale of subsidiaries                       1,341,649            --
                                                    -----------     -----------
NET LOSS FROM DISCONTINUED OPERATIONS                 1,373,315            --
                                                    -----------     -----------

NET LOSS                                             (7,016,991)       (710,050)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment             (125,196)         25,171
                                                    -----------     -----------
TOTAL OTHER COMPREHENSIVE INCOME(LOSS)              $(7,142,187)    $  (684,879)
                                                    ===========     ===========

Basic and Diluted (Loss) per Share -
 from continued operation                                 (0.92)          (0.32)
Basic and Diluted Earnings per Share -
 from discontinued operation                               0.15            0.00
                                                    -----------     -----------
Basic and Diluted (Loss) per Share                  $     (0.77)    $     (0.32)
                                                    ===========     ===========

Basic and Diluted Weighted Average
Number of Shares Outstanding for
the Year                                              9,164,042       2,158,734
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.


                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
     Consolidated Audited Statement of Changes in Stockholders' Deficiency
                 For the Years Ended December 31, 2007 and 2006



                       Preferred Stock        Common Stock       Additional                 Accumulated                   Total
                     -------------------  --------------------     Paid-in    Deferred     Comprehensive  Accumulated  Stockholders
                       Shares     Amount   Shares     Amount      Capitial   Compensation  Loss / Gain      Defecit      Deficit
                     ----------  -------  ----------  --------  -----------  ------------  -------------  -----------  ------------
Balance
 December 31, 2005    1,000,000  $ 1,000   2,136,800  $ 32,052  $ 1,106,851  $       --    $        --    $   (25,171) $  1,114,732

Shares Issued
 for Cash                  --       --        26,667       400       79,600          --             --           --          80,000

Shares issued
 for Services              --       --        15,000       225       22,275          --             --           --          22,500

Foreign Exchange
 Translation               --       --          --        --           --            --           25,171         --          25,171

Net Loss                   --       --          --        --           --            --             --       (684,879)     (684,879)
                     ----------  -------  ----------  --------  -----------  ------------  -------------  -----------  ------------

Balance
 December 31, 2006    1,000,000  $ 1,000   2,178,467  $ 32,677  $ 1,208,726  $       --    $      25,171  $  (710,050) $    557,524

 Return of
  Preferred Shares   (1,000,000)  (1,000)       --        --          1,000          --             --           --            --

 Issuance of
  Preferred Shares      500,000      500        --        --        499,500          --             --           --         500,000

 Debt Conversion           --       --     5,199,343    77,986    2,795,000          --             --           --       2,872,986

 Shares Issued fo
  Reverse Merger           --       --    12,000,000   180,000     (180,000)         --             --           --            --

 Shares issued for
  Services & Payables      --       --     1,122,832    16,902      519,004          --             --           --         535,906

 Forgiveness of Debt       --       --          --        --      1,261,258          --             --           --       1,261,258

 Reverse Merger -
  Goodwill                 --       --          --        --      4,999,724          --             --           --       4,999,724

 Reverse Merger            --       --          --        --     (2,311,629)         --             --           --      (2,311,629)

 Disposal of
  Australian
  Subsidiaries             --       --          --        --       (955,247)         --             --           --        (955,247)

 Warrants                  --       --          --        --        103,686      (103,686)          --           --            --

  Deferred
   Compensation            --       --          --        --           --        (200,000)          --           --        (200,000)

 Amortization of
  Deferred
  Compensation             --       --          --        --           --          49,614           --           --          49,614

 Comprehensive
  Loss / Gain              --       --          --        --           --            --         (125,196)        --        (125,196)

 Net loss for the
  year ended
  December 31, 2007        --       --          --        --           --            --             --     (7,142,187)   (7,142,187)
                     ----------  -------  ----------  --------  -----------  ------------  -------------  -----------  ------------
Balance
 December 31, 2007      500,000  $   500  20,500,642  $307,565  $ 7,941,022  $   (254,072) $    (100,025) $(7,852,237) $     42,753
                     ==========  =======  ==========  ========  ===========  ============  =============  ===========  ============

 The accompanying notes are an integral part of these financial statements.


                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                        AUDITED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                          2007           2006
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $(8,390,306)   $  (710,050)
  Adjustments to reconcile net loss to net cash
     (used in) operating activities:
  Gain from discontinued operations                     1,373,315           --
  Depreciation and amortization                            24,925          4,990
  Common stock issued for compensation                    359,906           --
  Impairment of goodwill                                4,999,724           --
  Impairment of intangible assets                         537,303           --
  Changes in assets and liabilities:
    Accounts receivables                                      196           (196)
    Prepaid expenses                                        5,004         (5,472)
    Other current assets                                   11,896           --
    Accounts payable                                      207,422         16,469
    Other current liabilities                               8,036           --
    Accrued expenses                                      (39,000)        39,000
    Discontinued operations, net                           31,666           --
                                                      -----------    -----------
          Net cash used in operating activities          (869,913)      (655,259)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                 (88,389)      (430,117)
    Purchase of Intangible Asset                         (129,135)      (140,450)
                                                      -----------    -----------
          Net cash used in investing activities          (217,524)      (570,567)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from related parties                             --        1,066,207
   Proceeds from the issuance of preferred stock          500,000           --
   Proceeds from issuances of notes payables            2,840,892           --
   Proceeds from the issuance of common stock                --          140,745
   Proceeds from discontinued operations, net          (2,097,406)          --
                                                      -----------    -----------
          Net cash provided by financing activities     1,243,486      1,206,952
                                                      -----------    -----------

EXCHANGE RATE (LOSS) GAIN                                (125,196)        25,171

INCREASE IN CASH                                           30,853          6,297
CASH, BEGINNING OF YEAR                                     6,297           --
                                                      -----------    -----------
CASH, END OF YEAR                                     $    37,150    $     6,297
                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                         $   121,151    $      --
                                                      ===========    ===========
Income taxes paid                                     $      --      $      --
                                                      ===========    ===========

NON CASH FINANCING AND INVESTING :
Conversion of debt into common shares                 $ 2,872,968    $      --
                                                      ===========    ===========
Conversion of accounts payable into common shares     $   206,000    $      --
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Basis of Presentation and Organization
--------------------------------------

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year end losses from operations for 2007 and 2006. During the year ended December 31, 2007 the Company recorded an accumulated deficit of $7,852,237. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation
---------------------------

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Logica Holdings Inc, Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc. for the period January 1, 2007 to December 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to December 31, 2007 presentations.

Revenue Recognition
-------------------

The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of 40 Anne's Diary.com kits for promotional purposes. Each kit includes finger printer reader, CD and an Anne of Green Gables book. At December 31 2007, the value of the company's inventory was $ 2,229.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:
                                                       Depreciation/
                                                       Amortization
                     Asset Category                       Period
         -------------------------------------------   -------------
         Furniture and Fixture                           5 Years
         Computer equipment                              3 Years
         Leasehold improvements                          5 Years

Goodwill and Intangible Assets
------------------------------

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company holds licenses and expects both licenses and the cash flow generated by the use of the licenses in order to operate the platform to continue indefinitely due to the likelihood of continued renewal at little or no cost.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

Income Taxes
------------

Deferred income taxes are recognized based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other Comprehensive Income
--------------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises a gain on foreign translation.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation
----------------------------

The functional currency of the Company is the United States Dollar. The financial statements of the Company's Canadians subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss).

Loss per share
--------------

The Company has adopted SFAS 128, "Earnings per Share." ("SFAS 128"), Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2007 and 2006, were 3,750,000 warrants, respectively. There were no dilutive securities outstanding for the period ended December 31, 2007.

Business Segments
-----------------

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company's financial instruments, including cash, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for this instrument.

Concentration of Credit Risk
----------------------------

The Company did not have cash in banks in excess of FDIC insurance limits. During the period, one customer accounted for 99% of the Company's sales.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation
------------------------

Statements of Financial Accounting Standards ("SFAS No.") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

In December 2004, the Financial Accounting Standards Board "FASB" issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006.

In October 10, 2006 FASB Staff Position issued Financial Statement Position ("FSP") FAS No. 123(R)-5 "Amended of FASB Staff Position FAS 123(R)-1 "Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)". The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or t he ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

Recent Accounting Pronouncements
--------------------------------

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - (continued)
----------------------------------------------

In December 2007, the Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In February 2007, Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements - (continued)
----------------------------------------------

In September 2006, the Financial Accounting Standards Board Statement of Financial Accounting Standards issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In July 2006, the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. The Company is a development stage and taxes are currently not material to the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent reporting periods. SFAS No. 156 is effective beginning Fiscal year 2008. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its results of operations and financial condition.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company has fixed assets as of December 31, 2007 as follows:

                                                    December 31,
                                                        2007
                                                    ------------

       Property, plant and equipment                $    118,728
       Accumulated depreciation                         (24,925)
                                                    ------------
       Total                                        $     93,803
                                                    ============

Depreciation Expense is $24,925 for December 31, 2007.

NOTE 5 - INTANGIBLE ASSETS

The Company has intangible assets as of December 31, 2007 as follows:

                                                    December 31,
                                                        2007
                                                    ------------

       Novell access manager                        $     99,211
       Other intangible assets                            29,924
                                                    ------------
       Total                                        $    129,135
                                                    ============

During the 3 months ended December 31, 2007, the Company acquired an intangible assets called Novell Access manager 3.0. The cost of the asset was $ 99,211.

The Novell Access Manager is a software license based product it was bought on a "per instance" (per server) basis which is unlimited users but subject to hardware throughput capabilities). The licenses are a onetime cost to the Company.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 6 - STOCKHOLDERS EQUITY

A) Preferred Stock

The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

a) On October 4, 2007 the Company issued 250,000 preferred shares for a cash consideration of $250,000. These preferred shares are convertible by the investor into 2.5 shares of common stock or $ .40 per share.

b) On November 7, 2007 the Company issued 250,000 preferred shares for a cash consideration of $250,000. These preferred shares are convertible by the investor into 2.0833 shares of common stock or $ .48 per share.

As of December 31, 2007, the Company had 500,000 preferred shares issued and outstanding.

On October 4th 2007, the company entered into a financing agreement whereby Warrants were issued to an investor to purchase the following amounts of common stock:

     a)   650,000 shares of common stock exercisable at $0.72 per share.
     b)   1,500,000 shares of common stock exercisable at $1.00 per share.
     c)   1,500,000 shares of common stock exercisable at $2.00 per share.

The Warrants contain cashless exercise provisions and are exercisable until October 4th, 2011.


B) Common Stock

The company's Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

The following transactions occurred during 2006 and 2007:

     1. On January 19, 2006 the Company issued 20,000 common shares for a cash consideration of $30,000.

     2. On February 16, 2006 the Company issued 6,667 common shares for a cash consideration of $50,000

     3. On December 15, 2006 the Company issued 15,000 common shares for a legal services valued at $22,500

     4. On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series "A" for no consideration and the Company cancelled the shares.

     5. On March 21, 2007 the Company issued 273,671 common shares for the conversion of a note held in the Company. The shares were issued at $1.50 per share.

     6. On March 28, 2007 the Company issued 4,000 common shares to satisfy amounts payable of $11,400.

     7. On July 9th, 2007 the Company issued 12,000,000 common shares for the acquisition of Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc.

     8. On July 16th 2007, the Company issued 100,000 common shares for services rendered to the company valued at $ 50,000.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 6 - STOCKHOLDERS EQUITY

B) Common Stock (continued)

     9. On August 20th, 2007 the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

     10. On September 26th 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $ 37,500 and payables amounting to $ 206,000.

     11. On September 27th 2007, the Company issued 1,757,011 common shares for debt conversion at $ .50 cents per share.

     12. On October 10th 2007, the Company issued 954,306 common shares for debt conversion at $ .50 cents per share.

     13. On October 25th 2007, the Company issued 278,907 common shares for debt conversion at $ .50 cents per share.

     14. On October 26th 2007, the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

     15. On October 26th 2007, the Company issued 578,032 common shares for debt conversion at $ .50 cents per share.

     16. On November 9th 2007, the Company issued 400,000 common shares for services to be rendered over a period of 12 months to the company valued at $ 200,000.

     17. On November 9th 2007, the Company issued 90,000 common shares for services rendered to the company valued at $ 45,000.

     18. On November 28th 2007, the Company issued 134,377 common shares for debt conversion at $ .50 cents per share.

     19. On December 3rd 2007, the Company issued 174,756 common shares for debt conversion at $ .50 cents per share.

     20. On December 6th 2007, the Company issued 206,334 common shares for debt conversion at $ .50 cents per share.

     21. On December 13th 2007, the Company issued 72,598 common shares for debt conversion at $ .50 cents per share.

     22. On December 31st 2007, the Company issued 555,332 common shares for debt conversion at $. 50 cents per share.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 6 - STOCKHOLDERS EQUITY

B) Common Stock (continued)

During October 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and an option to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the year ended December 31, 2007, the Company has recognized consulting expense of $49,614 under the agreement. As of December 31, 2007 the Company has recorded deferred stock compensation of $254,072.

The total amount of issued and outstanding share for the period ended December 31 2007 was 20,500,642.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:



                                                        December 31,
                                                --------------------------
                                                    2007           2006
                                                -----------    -----------
    Current:                                           --             --
                                                -----------    -----------
    Deferred benefit:                           $ 2,564,000    $   256,470
                                                -----------    -----------
                                                  2,564,000        256,470
    Valuation allowance                          (2,564,000)      (256,470)
                                                -----------    -----------
    (Benefit) provision for income taxes, net   $      --      $      --
                                                ===========    ===========

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 7 - INCOME TAXES - Continued


The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:


                                                        December 31,
                                                --------------------------
                                                    2007           2006
                                                -----------    -----------

    Combined statutory income tax rate             36.12%         36.12%

    Valuation allowance                           (36.12)%       (36.12)%
                                                -----------    -----------
    Effective tax rate                              -0-            -0-
                                                ===========    ===========


Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:


                                                        December 31,
                                                ---------------------------
                                                    2007            2006
                                                -----------     -----------

    Net operating loss carryforward               7,800,000         710,000
    Valuation allowance                          (7,800,000)       (710,000)
                                                -----------     -----------

             Deferred income tax asset          $      --       $      --
                                                ===========     ===========


The Company has a net operating loss carryforward of approximately $7,800,000 available to offset future taxable income through 2028.


NOTE 8 - STOCK OPTION PLAN

For the period ended December 31st 2007, the Company had not implemented a stock option plan

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company currently leases its primary office space in Toronto (Canada) pursuant to a lease expiring June 2009.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 10 - REVERSE MERGER

On July 9th, 2007, Logica Holdings Inc shareholders received 2,452,198 shares of common stock in a reverse merger transaction with Plays On The Net Plc. The shareholders received 16.97 % of the voting stock. The shares were valued at the 5 day average of $ 3,678,297 at a price of $1.50 per share.


                                                      ------------
                                                          2007
                                                      ------------

                Cash                                  $     26,620
                Accounts receivable                        206,336
                Fixed assets, net                           22,893
                Other assets                               189,902
                                                      ------------
                Total assets                               445,751
                Less: Liabilities and notes payable     (1,767,178)
                                                      ------------
                Net liabilities acquired                (1,321,427)
                Value of stock issued                    3,678,297
                Liabilities acquired                     1,321,427
                                                      ------------
                Goodwill                              $  4,999,724
                                                      ============


The Company fully impaired the value of the goodwill on July 9, 2007.

NOTE 11 - DISCONTINUED OPERATIONS

As of September 30th 2007, the Company sold the operations of Maximum Awards Pty Limited, Travel Easy Holidays Pty Limited and Global Business Australia Pty Limited, for $1.00. Accordingly, all amounts from July 9th 2007 (Date of acquisition) to September 30, 2007 have been reclassified to conform to this presentation. The Company recorded a gain of the sale of $1,341,649.

Discontinued operations for the period July 1, 2007 to September 30, 2007 are as follows:

Sales                                                      $    437,328
Cost of Goods                                                   (79,484)
Operating Expenses                                              329,698)
Other Income (Expense / Income)                                   3,520
                                                           ------------

Income from discontinued Operations                        $     31,666
                                                           ============

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006


NOTE 12 - SUBSEQUENT EVENTS

On January 14th 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement.

On February 14th 2008, the Company issued 300,000 common shares for debt conversion at $ .50 cents per share.

On March 3rd, 2008, the Company issued 1,000,000 common shares for debt conversion at $ .50 cents per share.