Form 10-Q
period 2008-03-31
LOGICA HOLDINGS INC
filed 2008-05-15
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    Form 10-Q
                                  _____________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 000-50621

                              LOGICA HOLDINGS, Inc.
             (Exact name of registrant as specified in its charter)

          Nevada                                          86-0787790
 (State of incorporation)                   (I.R.S. employer identification no.)

                                 82 Avenue Road
                         Toronto, Ontario Canada M5R2H2
          (Address of principal executive offices, including zip code)

                                 (416) 929-5798
                         (Registrant's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer |_|                      Accelerated filer |_|

          Non-accelerated filer |_|              Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act). Yes |_| No |X|

The number of shares of Common Stock outstanding was 21,988,142 as of May 1, 2008.

                     LOGICA HOLDINGS, INC. AND SUBSIDIARIES

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2007

                               AND MARCH 31, 2008

                                    UNAUDITED



PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

CONTENTS

Interim Condensed Consolidated Balance Sheets                                 2

Interim Condensed Consolidated Statements of Operations and
 Comprehensive Loss                                                           3

Interim Condensed Consolidated Statements of Cash Flows                       4

Notes to Interim Condensed Consolidated Financial Statements                  5


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                8

ITEM 4 - CONTROLS AND PROCEDURES                                             11



PART II - OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         12

ITEM 6 - EXHIBITS                                                            14


                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,     December 31,
                                                              2008            2007
                                                          ------------    ------------
                                                          (Unaudited)      (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                    $    186,772    $     37,150
  Inventory                                                      2,392           2,229
  Prepaid expenses                                               9,769             468
  Other current assets                                             139          11,896
                                                          ------------    ------------
TOTAL CURRENT ASSETS                                           199,072          51,743

Property, plant and equipment                                   85,348          93,803
Intangible assets                                              132,583         129,135
                                                          ------------    ------------
TOTAL ASSETS                                              $    417,003    $    274,681
                                                          ============    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                        $    235,817    $    223,891
  Other current liabilities                                     10,393           8,037
                                                          ------------    ------------
TOTAL CURRENT LIABILITIES                                      246,210         231,928

                                                          ------------    ------------
TOTAL LIABILITIES                                         $    246,210    $    231,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
   Preferred share capital $0.001 par value, 10,000,000
  shares authorized, 500,000 issued and outstanding                500             500
  Common Share Capital, $0.015 par value, 100,000,000
  shares authorized, 21,988,142 issued and outstanding         329,878         307,565
  Additional paid-in capital                                 8,831,209       7,941,022
  Deferred compensation                                       (179,650)       (254,072)
  Accumulated other comprehensive loss                        (120,693)       (100,025)
  Accumulated deficit                                       (8,690,451)     (7,852,237)
                                                          ------------    ------------

TOTAL SHAREHOLDERS' DEFICIENCY                                 170,793          42,753
                                                          ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY            $    417,003    $    274,681
                                                          ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007



                                                      2008             2007
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)
REVENUES:
   Revenues                                       $    144,270     $       --

Cost of sales                                           53,464             --
                                                  ------------     ------------

GROSS PROFIT                                            90,806             --
                                                  ------------     ------------

OPERATING EXPENSES:
   General and administrative                          551,595          166,737
   Legal and professional fees                          26,886             --
   Depreciation                                          8,455            2,971
   Amortization of deferred compensation                74,421             --
                                                  ------------     ------------
         Total operating expenses                      661,357          169,708
                                                  ------------     ------------

OPERATING LOSS                                        (570,551)        (169,708)
                                                  ------------     ------------

OTHER (INCOME) AND EXPENSES:
   Interest expense                                      5,157            9,000
   Liquidated damages                                  262,500             --
                                                  ------------     ------------
        Total other expense                            267,657            9,000

NET LOSS                                              (838,208)        (178,708)
                                                  ------------     ------------

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustment            (120,693)         (29,354)
                                                  ------------     ------------
TOTAL OTHER COMPREHENSIVE LOSS                    $   (958,901)    $   (208,062)
                                                  ============     ============

Basic and Diluted (Loss) per Share -
 from continued operation                               (0.046)          (0.095)
                                                  ------------     ------------
Basic and Diluted (Loss) per Share                $     (0.046)    $     (0.095)
                                                  ============     ============

Basic and Diluted Weighted Average
Number of Shares Outstanding for
the Year                                            20,949,773        2,184,500
                                                  ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      LOGICA HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007



                                                         2008           2007
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $  (838,208)   $  (178,708)
  Adjustments to reconcile net loss to net cash
     (used in) operating activities:
  Depreciation and amortization                            8,455          2,971
  Common stock issued for compensation                    74,422           --
  Common stock issued for liquidated damages             262,500           --
  Impairment of intangible assets                           --             --
  Changes in assets and liabilities:
    Accounts receivables                                    --             --
    Inventory                                               (163)          --
    Prepaid expenses                                      (9,301)          --
    Other current assets                                  11,757           --
    Accounts payable                                      11,920         27,514
    Other current liabilities                               --             --
    Accrued expenses                                       2,356          3,493
    Discontinued operations, net                            --             --
                                                     -----------    -----------
        Net cash used in operating activities           (476,262)      (144,730)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                   --          (13,017)
    Purchase of Intangible Asset                          (3,448)          --
                                                     -----------    -----------
        Net cash used in investing activities             (3,448)       (13,017)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the convertible notes payable           650,000           --
   Advances from related parties                            --          195,915
                                                     -----------    -----------
        Net cash provided by financing activities        650,000        195,915
                                                     -----------    -----------

EXCHANGE RATE (LOSS) GAIN                                (20,668)       (29,354)
                                                     -----------    -----------

INCREASE IN CASH                                         149,622          8,814
CASH, BEGINNING OF YEAR                                   37,150          6,297
                                                     -----------    -----------
CASH, END OF YEAR                                    $   186,772    $    15,111
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                        $     5,157    $     9,000
                                                     ===========    ===========
Income taxes paid                                    $      --      $      --
                                                     ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      LOGICA HOLDINGS INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31st, 2008 AND 2007


NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION


(A) Basis of Presentation and Organization.

         Logica Holdings Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3rd 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc.

         Logica Holdings Inc is a holding company whose primary focus is in the e-commerce and information technology sector.

         Plays On The Net Plc was incorporated in London (United Kingdom) on May 23 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book and audio downloads and all-round theatre information site.

         Plays On The Net Inc was incorporated in Ontario (Canada) on July 27 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties.

         Anne's World Limited was incorporated in Ontario (Canada) on August 3 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

         Curtain Rising Inc was incorporated in Ontario (Canada) on October 19 2006. The company's main activity is an online database for theatres and a bi-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.

NOTE 2 INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.


NOTE 3 GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period months ended March 31, 2008. During the three months period ended March 31, 2008 the Company recorded an accumulated deficit of $8,690,451. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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


NOTE 4 STOCKHOLDERS EQUITY

A) Common Stock

The company's Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

The following transactions occurred from January 2008 to March 31, 2008:


    1. On January 14 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement.

    2. On February 14 2008, the Company issued 300,000 common shares for debt conversion at $ .50 cents per share.

    3. On March 3 2008, the Company issued 1,000,000 common shares for debt conversion at $ .50 cents per share.

    During 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the quarter ended March 31, 2008, the Company has recognized consulting expense of $ 74,421 under the agreement. As of March 31, 2008 the Company has recorded deferred stock compensation of $179,650.

    The total amount of issued and outstanding share for the period ended March 31, 2008 was 21,988,142.


NOTE 5 LICENSING AGREEMENTS

The Company recognizes a monthly payment of $ 16,667 (Canadian Dollars) per month to Anne's Diary Inc in respect of the seven year license to exploit the annesdiary.com website and technology.


NOTE 6 SUBSEQUENT EVENTS

On May 1, 2008, the company agreed to allow T Squared Investments LLC to purchase 300,000 restricted shares of Logica Holdings Inc for a consideration of $ .10 per share. In exchange, T Squared Investments LLC and T Squared Partners LLC agreed to waive all pending and future liquidated damages that may have arisen from the Preferred Stock Purchase Agreement and Registration Rights Agreements signed between the companies on October 4, 2007 and filed with the SEC on October 15, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Logica Holdings Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 27, 2007 the company amended its Articles of Incorporation again to change its name to Logica Holdings Inc.

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

         Under terms of the acquisition agreement between the company and Mr. Thomas, the Company acquired Travel Easy for $1.00 Australian making Travel Easy a wholly owned subsidiary of the Company.

         Global Business also is an Australian proprietary limited corporation. Global business was organized under the law of the Province of Queensland, Australia in June 2003. Global Business does business under the name Easy Shopper Direct and is engaged in the business of selling consumer goods on-line and through published catalogs and its operations are located in the company's offices in Brisbane, Queensland, Australia. Prior to June 1, 2004, Global Business was owned by Maxwell Thomas, the company's chief executive officer, and

Michael Sullivan, a director of the Company. Mr. Thomas owned 60% of Global Business and Mr. Sullivan owned 40%. Under terms of the acquisition agreement between the Company and Mr. Thomas, the company acquired Global Business for $1.00 Australian. Global Business a wholly-owned subsidiary of the Company. Because both Travel Easy and Global Business were acquisitions under common control, the financial statements have been prepared by including the accounts of both Travel Easy and Global Business and have been accounted as a business combination with the net assets of Maximum Awards (Pty) Ltd. and the Company brought forward at their historical basis. The financial statements, including the comparatives, reflect the accounts of Maximum Awards, Travel Easy and Global Business.

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

Results for the three months ended March 31, 2008.

         Revenues for the three months ended March 31, 2008 increased by $ 144,270 from $0 for the three months ended March 31, 2007 to $ 144,270 for the three months ended March 31, 2008. The increase in revenues was due to the fact that Company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development and the sale of the Novell Access Manager. The cost of sales for the period March 31, 2008 was $ 53,464 opposed to $0 for the period March 31, 2007. The gross profit for the quarter was $ 90,806.

         The Company's general and administration costs increased by $ 384,858 from $ 166,737 to $ 551,595, the legal and professional fees increased by $ 26,886 from $ 0 for the three months ended March 31 2007 to $ 26,886 for the same period of 2008 and the depreciation costs also increased $ 5,484 due to an increase in property, plant and equipment. The net loss from the company's operations increased by $ 400,843 from $(169,708) for the three months ended March 31 2007 to $ (570,551) for the same period of 2008.

         The Company paid $ 5,157 in interest for the period ended March 31 2008, which was $3,843 less than the same period of 2007. Also, the Company issued 187,500 common restricted shares to T Squared Investments LLC as payment of liquidated damages. The fair market price at the day of issuance, January 14 2008, was $1.40. The Company proceeded to record an expense of $ 262,500 in concept of liquidated damages.

         The company net loss increased by $ 659,500 from $(178,708) for the three months ended March 31 2007 to $(838,208) for the same period of 2008.

         The comprehensive loss including the foreign currency translation adjustment was $(958,901) or $(0.046) per share based on 20,949,773 weighted average shares outstanding for the three months ended March 31, 2008 compared to a loss of $(208,062) or $(0.095) per share based on 2,184,500 weighted average shares outstanding for the three months ended March 31, 2007


LIQUIDITY AND CAPITAL RESERVES

         Through the nine months ended March 31, 2008 we have relied on advances of $ 650,000 from our principal funder and we have converted all of this debt into restricted common stock. As of March 31, 2008, the Company had cash of $ 186,772 and a working capital deficit of $ 47,138.

         It is the Company's intention to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our businesses and to expand our operations.

         For the period ended March 31, 2008, the Company derived almost all of its income from website development. The Company's long term growth lies in the monthly or annual subscription model to Annesdiary.com, online shopping and affiliate revenue through Anne's World Limited, the online shopping and banner advertising as well as advertising revenues coming from the Curtain Rising by-weekly magazine and finally the online book and audio download, website development and affiliate revenues through Plays On The Net. The Company's target market is mainly North America, Japan and most other English speaking nations in the world.

         Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

         The Company's executive offices are now based in Toronto (Canada) and has a full time staff of six.

         There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the Company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the Company will cease to do business.


ITEM 4. CONTROLS AND PROCEDURES.

   (a) Disclosure controls and procedures.

         As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Mr. Giuseppe Pino Baldassarre, the Company's Chief Executive Officer and Mr. Enzo Taddei, the Company's Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Baldassarre and Mr. Taddei concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

   (b) Internal controls.

         During the period covered by this report there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   1. On July 9 2007 the Company issued 12,000,000 common shares for the acquisition of Plays On The Net Plc, Anne's World Limited and Curtain Rising Inc.

   2. On July 16 2007, the Company issued 100,000 common shares for services rendered to the company valued at $ 50,000.

   3. On August 20 2007 the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

   4. On September 26 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $ 37,500 and payables amounting to $ 206,000.

   5. On September 27 2007, the Company issued 1,757,011 common shares for debt conversion at $ .50 cents per share.

   6. On October 10 2007, the Company issued 954,306 common shares for debt conversion at $ .50 cents per share.

   7. On October 25 2007, the Company issued 278,907 common shares for debt conversion at $ .50 cents per share.

   8. On October 26 2007, the Company issued 15,000 common shares for services rendered to the company valued at $ 7,500.

   9. On October 26 2007, the Company issued 578,032 common shares for debt conversion at $ .50 cents per share.

   10. On November 9 2007, the Company issued 400,000 common shares for services to be rendered over a period of 12 months to the company valued at $ 200,000.

   11. On November 9 2007, the Company issued 90,000 common shares for services rendered to the company valued at $ 45,000.

   12. On November 28 2007, the Company issued 134,377 common shares for debt conversion at $ .50 cents per share.

   13. On December 3 2007, the Company issued 174,756 common shares for debt conversion at $ .50 cents per share.

   14. On December 6 2007, the Company issued 206,334 common shares for debt conversion at $ .50 cents per share.

   15. On December 13 2007, the Company issued 72,598 common shares for debt conversion at $ .50 cents per share.

   16. On December 31 2007, the Company issued 555,332 common shares for debt conversion at $. 50 cents per share.

   17. On January 14 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement.

   18. On February 14 2008, the Company issued 300,000 common shares for debt conversion at $ .50 cents per share.

   19. On March 3 2008, the Company issued 1,000,000 common shares for debt conversion at $ .50 cents per share.


The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

31.1   Form 302: Certification of Chief Executive Officer
31.2   Form 302: Certification of Principal Financial Officer
32.1 Form 906: Certification of Chief Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized 15th day of May 2008.

                                              Logica Holdings Inc




                                              /s/ Giuseppe Pino Baldassarre
                                              -------------------------------
                                              Name: Giuseppe Pino Baldassarre
                                              Chief Executive Officer