Form 10-Q
period 2008-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2008-08-18
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    Form 10-Q
                                  _____________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 000-50621

                           DOLPHIN DIGITAL MEDIA INC.
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

                             LOGICA HOLDINGS, INC.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

The number of shares of Common Stock outstanding was 47,183,793 as of June 30, 2008.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Un-Audited)                            2

Condensed Consolidated Income Statement (Un-Audited)
 Three and Six months ended June 30th 2008 & 2007                             3

Condensed Consolidated Statement of Cash Flows (Unaudited)
 Six Months Ended June 30th 2008 and 2007                                     4

Notes to Condensed Consolidated Financial Statements (Unaudited)              5


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               12

ITEM 4 - CONTROLS AND PROCEDURES                                             17



PART II - OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         18

ITEM 5 - OTHER INFORMATION                                                   18

ITEM 6 - EXHIBITS                                                            19

                  DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       2008            2007
                                                   ------------    ------------
                                                   (Unaudited)       (Audited)
                      ASSETS
CURRENT ASSETS
  Cash                                                    4,584    $     37,150
  Inventory                                             100,997           2,229
  Prepaid expenses                                          574             468
  Other current assets                                      727          11,896
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                    106,882          51,743

Property, plant and equipment                            76,868          93,803
Intangible assets                                       132,583         129,135
                                                   ------------    ------------
TOTAL ASSETS                                       $    316,333    $    274,681
                                                   ============    ============

       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                 $    389,474    $    223,891
  Other current liabilities                              95,559           8,037
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                               485,033         231,928

                                                   ------------    ------------
TOTAL LIABILITIES                                  $    485,033    $    231,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock $0.001 par value,
  10,000,000 shares authorized; 500,000
  issued and outstanding as of June 30, 2008
  and December 31, 2007, respectively                       500             500
  Common stock, $0.015 par value, 100,000,000
  shares authorized; 47,183,793 and 21,988,142
  issued and outstanding as of June 30, 2008 and
  December 31, 2007, respectively                       707,757         307,565
  Additional paid-in capital                          9,005,996       7,941,022
  Deferred compensation                                (105,229)       (254,072)
  Accumulated other comprehensive loss                 (110,203)       (100,025)
  Accumulated deficit                                (9,667,521)     (7,852,237)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                            (168,700)         42,753
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $    316,333    $    274,681
                                                   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                  DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                              For the three months ended       For the six months ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
   Revenues                                  $    192,328    $       --      $    337,022    $       --

Cost of sales                                      73,036            --           126,862            --
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                      119,292            --           210,160            --
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative                     828,394         319,961       1,382,455         493,916
   Legal and professional fees                    156,350          55,136         198,941          55,136
   Depreciation                                     8,480           6,563          16,835           9,663
   Amortization of deferred compensation           74,421            --           148,843            --
                                             ------------    ------------    ------------    ------------
         Total operating expenses               1,067,645         381,660       1,747,074         558,715
                                             ------------    ------------    ------------    ------------

OPERATING LOSS                                   (948,353)       (381,660)     (1,536,914)       (558,715)
                                             ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES:
   Interest income                                   (111)           --               (18)           --
   Interest expense                                10,701           9,390          15,883          18,780
   Liquidated damages                                --              --           262,500            --
                                             ------------    ------------    ------------    ------------
        Total other expense                        10,590           9,390         278,365          18,780

NET LOSS                                         (958,943)       (391,050)     (1,815,279)       (577,495)
                                             ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustment        (10,490)           --           (10,178)           --
                                             ------------    ------------    ------------    ------------
TOTAL OTHER COMPREHENSIVE LOSS               $   (969,433)   $   (391,050)   $ (1,825,457)   $   (577,495)
                                             ============    ============    ============    ============

Basic and Diluted (Loss) per Share -
 from continued operation                          (0.041)         (0.159)         (0.081)         (0.251)
                                             ------------    ------------    ------------    ------------
Basic and Diluted (Loss) per Share           $     (0.041)   $     (0.159)   $     (0.081)   $     (0.251)
                                             ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding for
the Year                                       23,625,658       2,452,198      22,517,594       2,303,600
                                             ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DOLPHIN DIGITAL MEDIA INC. INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


                                                         2008           2007
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $(1,815,279)   $(1,287,544)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                           16,835          9,663
  Amortization of common stock compensation              148,843           --
  Common stock issued for services rendered              230,311           --
  Common stock issued for liquidated damages             262,500           --
  Changes in assets and liabilities:
    Inventory                                            (98,768)          --
    Prepaid expenses                                        (104)        (5,472)
    Other current assets                                  11,169        147,320
    Accounts payable                                     165,583        109,281
    Accrued expenses                                      87,522        (39,000)
                                                     -----------    -----------
         Net cash used in operating activities          (991,388)    (1,065,752)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                   --          (84,068)
    Purchase of Intangible Asset                          (3,448)       (29,924)
                                                     -----------    -----------
         Net cash used in investing activities            (3,448)      (113,992)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the convertible notes payable           942,448           --
   Proceeds from issuances of common stock                30,000           --
   Advances from related parties                            --        1,212,479
                                                     -----------    -----------
         Net cash provided by financing activities       972,448      1,212,479
                                                     -----------    -----------

EXCHANGE RATE LOSS                                       (10,178)       (36,461)
                                                     -----------    -----------

DECREASE IN CASH                                         (32,566)        (3,726)
CASH, BEGINNING OF YEAR                                   37,150          6,297
                                                     -----------    -----------
CASH, END OF YEAR                                    $     4,584    $     2,571
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                        $    15,883    $    18,780
                                                     ===========    ===========
Income taxes paid                                    $      --      $      --
                                                     ===========    ===========

NON CASH FINANCING AND INVESTING:
Conversion of debt into common shares                $   942,448    $      --
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

(A) Basis of Presentation and Organization.

         Dolphin Digital Media Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3 2007 the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc. On July 29 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc

         Dolphin Digital Media Inc is a holding company whose primary focus is in the e-commerce and information technology sector.

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

         Dolphin Digital Media Inc (subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc but solely upon and in connection the creation, promotion and operation of its Internet social networking websites.

NOTE 2 INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period months ended June 30, 2008. During the six months period ended June 30, 2008 the Company recorded an accumulated deficit of $9,667,521. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133", (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

    a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.
    b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
    c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115" (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

NOTE 5 NOTES PAYABLE

During the six months ended June 2008, the Company has received proceeds of $942,448 from notes payable. This debt was converted into 1,884,895 shares of common stock at a price of $ .50 per share. The basic terms of this convertible loan note were as follows:

    A) The Holder of this Note will convert at $0.50 US into fully paid and non-assessable shares of Ordinary Stock, $0.015 US par value, of the Company.

    B) Commencing from the date that the investment was, and is, made all outstanding principal and interest on this Note shall be carry interest and the Company shall pay said interest at the rate equal to ten percent (10%) per annum on the principal of this Note outstanding during the period beginning on date investment has, or is, made.

    C) The Company acknowledges that although the issuance of the shares will be retroactive to when the loan from the holder was received; that the actual date of any withholding or restriction period under any regulatory stipulation is in fact the actual date of that the funds were received by the company.

    D)   The Company acknowledges that the loans are payable upon demand.

    E) No fractional shares of Ordinary Stock shall be issued upon conversion of this Note. In lieu of the Company issuing any fractional shares to the Holder upon the conversion of this Note, the Company shall pay to the Holder cash in lieu of fractional shares in the amount of outstanding principal that is not so converted. Upon conversion of this Note, the Company shall be forever released from all its obligations and liabilities (that have been subject to the conversion) under this Note, except that the Company shall continue to be liable for any outstanding investment that has not been converted.

The loan notes did not accrue any interest because the Company converted the loans the same day that the funds were received.

NOTE 6 LICENSING AGREEMENTS

         The Company recognizes a monthly payment of $ 16,667 (Canadian Dollars) per month to Anne's Diary Inc in respect of the seven year license to exploit the annesdiary.com website and technology.

         The Company also recognizes a 10 year licensing agreement between Dolphin Entertainment Inc and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities. Net Sales is defined in the license as meaning the number of units sold by Dolphin Digital arising from the performance of the licensed activities multiplied by Dolphin Digital's established prices as published on the Dolphin Digital websites or other official Dolphin Digital pricing publications in force at the time of sale. No set-offs, third-party royalties, or deductions of any kind may be taken in the determination of net sales or the royalties due to Dolphin Entertainment.

NOTE 7 STOCKHOLDERS EQUITY

A) Common Stock

The company's Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

The following transactions occurred from January 1, 2008 to June 30, 2008:

    1. On January 14 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement. The Dollar value of this transaction was $ 262,500.

    2. On February 14 2008, the Company issued 300,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $150,000.

    3. On March 3 2008, the Company issued 1,000,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $500,000.

    4. On April 29, 2008, the Company issued 2,560 common shares for debt conversion at $ .50 cents per share. The value of the debt was $1,260.

    5. On May 1st 2008, the company issued to T Squared Investments LLC 300,000 common shares of Dolphin Digital Media Inc for a consideration of $ .10 per share, the total consideration was $30,000.

    6. On June 6, 2008, the Company issued 25,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $12,500.

    7. On June 6, 2008, the Company issued 43,518 common shares at $ .50 for $21,759 of consulting services rendered to the Company.

    8. On June 17, 2008, the Company issued 203,504 common shares for $ 1.02 for $208,513 of marketing & consulting services rendered.

    9. On June 19, 2008, the Company issued 557,335 common shares for debt conversion at $ .50 cents per share. The value of the debt was $278,668.

    10. On June 23 2007 the Company issued 24,063,735 common shares for the acquisition of Dolphin Digital Media Inc.

     During 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the quarter ended June 30, 2008, the Company has recognized consulting expense of $ 74,421 under the agreement. As of June 30, 2008 the Company has recorded deferred stock compensation of $105,228.

     On June 23 2008 the Company purchased 100 % of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

     The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793.


NOTE 8 SUBSEQUENT EVENTS

Since June 30th 2008, the Company has received loans that total of $ 712,651 from various non affiliate investors. These loans will be converted into common stock at a 30% discount of the price of the day that the funds were received or will be repayable on demand.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Dolphin Digital Media Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 27, 2007 the company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008 the company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc.

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

         On May 28, 2008, we entered into a Social Network Platform License Agreement with Dolphin Entertainment, Inc., a Florida corporation and its affiliated companies pursuant to which we granted to Dolphin Entertainment a three (3) year exclusive license to utilize our proprietary social network creation platform and visitor identification, authentication and authorization technology to create and operate several subscription-based social networking websites themed around Dolphin Entertainment's premium family entertainment brand properties. This alliance permits the creation of highly secure social networking websites for children and young adults with the strong attraction of premium family entertainment brands, an Internet first. Dolphin Entertainment is wholly owned by William O'Dowd, IV, who became our majority shareholder, Chief Executive Officer and Chairman of the Board of Directors in connection with our acquisition of Dolphin Digital Media, Inc., described below. Under the Social Network Platform License Agreement, we agreed to an even 50%-50% share with Dolphin Entertainment of subscription revenues generated by Dolphin Entertainment's or its affiliates' operation of social networking websites created with the platform, and to additional revenue shares to be determined by the parties in the event additional revenue streams other than subscription revenues (such as advertisement sales, merchandising and sublicensing) might be generated and received.

         On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment's family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media, a newly formed Delaware corporation wholly owned by Mr. O'Dowd. At the time of the acquisition, Dolphin Digital was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment's family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned's De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of Dolphin Digital at the time of the acquisition. Under the license, we are authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities.

         In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent (51%) of our issued and outstanding common stock) to Mr. O'Dowd. Additionally, in connection with the acquisition, we appointed Mr. O'Dowd our Chief Executive Officer and Chairman of the Board of Directors. In addition, we granted to Mr. O'Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O'Dowd to maintain his fifty-one percent (51%) ownership any time that we issue additional shares to a party other than Mr. O'Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.

         On July 29, 2008, the Company amended its articles of incorporation and changed its name to Dolphin Digital Media Inc.

Results for the three months ended June 30, 2008.

         Revenues for the three months ended June 30, 2008 increased by $192,328 from $0 for the three months ended June 30, 2007 to $192,328 for the three months ended June 30, 2008. The increase in revenues was due to the fact that Company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the period June 30, 2008 was $73,036 opposed to $0 for the period June 30, 2007. The gross profit for the quarter was $119,292.

         The Company's general and administration costs increased by $508,433 from $319,961 to $828,394, the legal and professional fees increased by $101,214 from $55,136 for the three months ended June 30 2007 to $156,350 for the same period of 2008 and the depreciation costs also increased $1,917 due to an increase in property, plant and equipment. The net loss from the company's operations increased by $566,693 from $ (381,660) for the three months ended June 30, 2007 to $(948,353) for the same period of 2008.

         The Company paid $10,701 in interest for the period ended June 30, 2008, opposed to $9,390 paid in the same period of 2007.

         The company net loss increased by $567,893 from $(391,050) for the three months ended June 30, 2007 to $(958,943) for the same period of 2008.


         The comprehensive loss including the foreign currency translation adjustment was $(969,433) or $(0,04) per share based on 24,204,269 weighted average shares outstanding for the three months ended June 30, 2008 compared to a loss of $(391,050) or $(0.16) per share based on 2,452,198 weighted average shares outstanding for the three months ended June 30, 2007

Results for the Six months ended June 30, 2008.

         Revenues for the six months ended June 30, 2008 increased by $337,022 from $0 for the six months ended June 30, 2007 to $337,022 for the six months ended June 30, 2008. The increase in revenues was due to the fact that Company had no revenues for the same period of the previous year.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the period June 30, 2008 was $126,862 opposed to $0 for the period June 30, 2007. The gross profit for the six month period was $210,160.

         The Company's general and administration costs increased by $888,539 from $493,916 to $1,382,455 mainly due to a substantial increase in expenditure in marketing, publicity and other related consultant fees. The legal and professional fees increased by $143,805 from $55,136 for the six months ended June 30 2007 to $198,941 for the same period of 2008 and the depreciation costs also increased $7,172 due to an increase in property, plant and equipment. The net loss from the company's operations increased by $978,199 from $ (558,714) for the six months ended June 30, 2007 to $(1,536,913) for the same period of 2008.

         The Company paid $15,883 in interest for the period ended June 30, 2008, opposed to $18,780 paid in the same period of 2007.

         The company net loss increased by $1,237,784 from $(577,495) for the six months ended June 30, 2007 to $(1,815,279) for the same period of 2008.

         The comprehensive loss including the foreign currency translation adjustment was $(1,825,457) or $(0,08) per share based on 22,517,594 weighted average shares outstanding for the six months ended June 30, 2008 compared to a loss of $(577,495) or $(0.25) per share based on 2,303,600 weighted average shares outstanding for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESERVES

         Through the six months ended June 30, 2008 we have relied on advances of $942,448 from our principal funder and we have converted all of this debt into restricted common stock. As of June 30, 2008, the Company had cash of $4,584 and a working capital deficit of $378,151.

         It is the Company's intention to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our businesses and to expand our operations.

         For the period ended June 30, 2008, the Company derived almost all of its income from website development. The Company's long term growth lies in the monthly or annual subscription model to Annesdiary.com, online shopping and affiliate revenue through Anne's World Limited, the online shopping and banner advertising as well as advertising revenues coming from the Curtain Rising by-weekly magazine and finally the online book and audio download, website development and affiliate revenues through Plays On The Net. The Company's target market is mainly North America, Japan and most other English speaking nations in the world.

         On June 23 2008 the Company purchased 100 % of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

         The Company received a 10 year licensing agreement between Dolphin Entertainment Inc and Dolphin Digital Media Inc. whereby Dolphin Digital Media Inc agrees to pay Dolphin Entertainment Inc royalties at a Royalty Rate of fifteen percent (15%). Royalties will be calculated by applying the Royalty Rate to Licensee's Net Sales. Net Sales, meaning the number of units sold by Licensee arising from the performance of the Licensed Activities multiplied by Licensee's established prices as published on the Dolphin Digital Media Websites or other official Licensee pricing publication in force at the time of sale. No set-offs, third-party royalties, or deductions of any kind may be taken in the determination of Net Sales or the royalties due to Dolphin Entertainment Inc.

         Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

         The Company's executive offices are now based in Toronto (Canada) and have a full time staff of six.

         There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the Company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the Company will cease to do business.

ITEM 4. CONTROLS AND PROCEDURES.

   a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Dolphin Digital Media, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

   b)  Changes in internal controls.

There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


    1. On April 29, 2008, the Company issued 2,560 common shares for debt conversion at $ .50 cents per share.

    2. On May 1st 2008, the company issued to T Squared Investments LLC 300,000 common shares of Dolphin Digital Media Inc for a consideration of $ .10 per share.

    3. On June 6, 2008, the Company issued 25,000 common shares for debt conversion at $ .50 cents per share.

    4. On June 6, 2008, the Company issued 43,518 common shares at $ .65 for services rendered.

    5. On June 17, 2008, the Company issued 203,504 common shares for $ .90 services rendered.

    6. On June 19, 2008, the Company issued 557,335 common shares for debt conversion at $ .50 cents per share.

    7. On June 23 2007 the Company issued 24,063,735 common shares for the acquisition of Dolphin Digital Media Inc.

The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.

ITEM 5. OTHER INFORMATION

         On July 29, 2008, the Company amended its articles of incorporation and changed its name to Dolphin Digital Media Inc.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

3i               Certification of amendment of articles of incorporation date
                 July 29 2008
31.1  Form 302:  Certification of Chief Executive Officer
31.2  Form 302:  Certification of Principal Financial Officer
32.1  Form 906:  Certification of Chief Executive Officer and Principal
                 Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized 18th day of August 2008.

                                              Dolphin Digital Media Inc


                                              /s/ William O'Dowd IV
                                              -------------------------------
                                              Name: William O'Dowd IV
                                              Chief Executive Officer