Form 10-Q
period 2008-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2008-11-13
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    Form 10-Q
                                  _____________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock outstanding was 48,647,716 as of November 13, 2008.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)                             2

Condensed Consolidated Statements of Operations (Unaudited)
 Three and Nine months ended September 30th 2008 & 2007                       3

Condensed Consolidated Statement of Cash Flows (Unaudited)
 Nine Months Ended June 30th 2008 and 2007                                    4

Notes to Condensed Consolidated Financial Statements (Unaudited)              5


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               14

ITEM 4 - CONTROLS AND PROCEDURES                                             16



PART II - OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         17

ITEM 5 - OTHER INFORMATION                                                   17

ITEM 6 - EXHIBITS                                                            18

                  DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                   F/K/A LOGICA HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,     December 31,
                                                     2008             2007
                                                 -------------    -------------
                                                  (Unaudited)       (Audited)
                       ASSETS
CURRENT ASSETS
  Cash                                           $     109,348    $      37,150
  Inventory                                            102,161            2,229
  Prepaid expenses                                          69              468
  Other current assets                                     736           11,896
                                                 -------------    -------------
TOTAL CURRENT ASSETS                                   212,314           51,743

Property, plant and equipment                           71,576           93,803
Intangible assets                                      132,583          129,135
                                                 -------------    -------------
TOTAL ASSETS                                     $     416,473    $     274,681
                                                 =============    =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     225,067    $     223,891
  Other current liabilities                            112,131            8,037
  Advances from related parties                         70,000             --
                                                 -------------    -------------
TOTAL CURRENT LIABILITIES                              407,198          231,928

                                                 -------------    -------------
TOTAL LIABILITIES                                      407,198          231,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock $0.001 par value,
  10,000,000 shares authorized;
  500,000 issued and outstanding as
  of September 30, 2008 and
  December 31, 2007, respectevely                          500              500
  Common stock, $0.015 par value,
  100,000,000 shares authorized;
  48,647,716 and 21,988,142 issued and
  outstanding as of September 30, 2008
  and December 31, 2007, respectevely                  729,716          307,565
  Additional paid-in capital                         9,715,998        7,941,022
  Deferred compensation                                (30,807)        (254,072)
  Accumulated other comprehensive loss                 (64,161)        (100,025)
  Accumulated deficit                              (10,341,971)      (7,852,237)
                                                 -------------    -------------

TOTAL SHAREHOLDERS' EQUITY                               9,275           42,753

                                                 -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $     416,473    $     274,681
                                                 =============    =============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                  DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                   F/K/A LOGICA HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                 For the three months ended      For the nine months ended
                                                        September 30,                   September 30,
                                                    2008            2007            2008            2007
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
   Revenues                                     $    267,020    $    168,170    $    601,919    $    168,170

Cost of sales                                        101,468         114,156         227,509         114,156
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         165,552          54,014         374,410          54,014
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative                        462,193         274,833       1,424,333         809,180
   Legal and professional fees                       266,382         128,461         871,983         143,515
   Depreciation                                        9,176           6,741          26,011          16,666
   Impairment of intangible assets                      --           537,303            --           537,303
   Impairment of goodwill                               --         4,999,724            --         4,999,724
   Amortization of deferred compensation              74,421            --           223,264            --
                                                ------------    ------------    ------------    ------------
         Total operating expenses                    812,172       5,947,062       2,545,591       6,506,388
                                                ------------    ------------    ------------    ------------

OPERATING LOSS                                      (646,620)     (5,893,048)     (2,171,181)     (6,452,374)
                                                ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES:
   Interest income                                      (492)            (26)           (641)            (26)
   Interest expense                                    4,806           9,666          20,830          28,935
   Liquidated damages                                   --              --           262,500            --
                                                ------------    ------------    ------------    ------------
        Total other expense                            4,314           9,640         282,689          28,909

NET LOSS                                            (650,934)     (5,902,688)     (2,453,870)     (6,481,283)
                                                ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS
   Gain from discontinued operations                    --            31,666            --            31,666
   Gain on sale of subsidiary                           --         1,341,649            --         1,341,649
                                                ------------    ------------    ------------    ------------
        NET GAIN FROM DISCONTINUED OPERATIONS           --         1,373,315            --         1,373,315


OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustment           (13,753)           --           (35,864)           --
                                                ------------    ------------    ------------    ------------
TOTAL OTHER COMPREHENSIVE LOSS                  $   (664,687)   $ (4,529,373)   $ (2,489,734)   $ (5,107,968)
                                                ============    ============    ============    ============

Basic and Diluted (Loss) per Share -
 from continued operation                             (0.014)         (0.311)         (0.080)         (0.866)
                                                ------------    ------------    ------------    ------------
Basic and Diluted (Loss) per Share              $     (0.014)   $     (0.311)   $     (0.080)   $     (0.866)
                                                ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding for
the period                                        47,183,793      14,567,138      30,937,314       5,897,466
                                                ============    ============    ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                  DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                   F/K/A LOGICA HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                                    2008           2007
                                                                -----------    -----------
                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                           $(2,489,734)   $(6,481,283)
  Net loss from discontinued operations                                --        1,373,315
                                                                -----------    -----------
  Net loss                                                       (2,489,734)   $(5,107,968)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                      26,011         16,666
  Amortization of common stock compensation                         223,211           --
  Common stock issued for services rendered                         230,272        104,906
  Common stock issued for liquidated damages                        262,500           --
  Impairment of goodwill                                               --        4,999,724
  Impairment of intangible assets                                      --          537,303
  Changes in assets and liabilities:
    Accounts receivable                                                --          (65,640)
    Inventory                                                       (99,932)          --
    Prepaid expenses                                                    399        (71,373)
    Other current assets                                             11,160           --
    Accounts payable                                                  1,176        504,997
    Accrued expenses                                                104,094         12,315
    Discontinued operations, net                                       --           31,666
                                                                -----------    -----------
          Net cash (used in) provided by operating activities    (1,730,843)       962,596
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                            (3,784)       (71,373)
    Purchase of Intangible Asset                                     (3,448)       (29,924)
                                                                -----------    -----------
          Net cash used in investing activities                      (7,232)      (101,297)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the convertible notes payable                    1,674,409      1,288,656
   Proceeds from issuances of common stock                           30,000           --
   Advances from related parties                                     70,000           --
   Discontinued operations, net                                        --       (2,097,406)
                                                                -----------    -----------
          Net cash provided by (used in) financing activities     1,774,409       (808,750)
                                                                -----------    -----------

EXCHANGE RATE LOSS                                                   35,864           --
                                                                -----------    -----------

INCREASE IN CASH                                                     72,198         52,549
CASH, BEGINNING OF YEAR                                              37,150          6,297
                                                                -----------    -----------
CASH, END OF YEAR                                               $   109,348    $    58,846
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                                   $    15,883    $    28,935
                                                                ===========    ===========
Income taxes paid                                               $      --      $      --
                                                                ===========    ===========

NON CASH FINANCING AND INVESTING :
Conversion of debt into common shares                           $ 1,674,409    $ 1,289,012
                                                                ===========    ===========
Conversion of accounts payable into common shares               $      --      $   206,000
                                                                ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION


(A) Basis of Presentation and Organization.

         Dolphin Digital Media Inc (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc. The Company creates and manages social networking websites for children utilizing state-of the-art fingerprint identification technology. As a leading developer of Internet safety technology operating in the entertainment, digital media, and e-commerce sectors, there is a focus on the growing global market for social networking, downloadable entertainment content and branded merchandise sales.

         Plays On The Net Plc (subsidiary) was incorporated in London (United Kingdom) on May 23 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book and audio downloads and all-round theatre information site.

         Plays On The Net Inc (subsidiary) was incorporated in Ontario (Canada) on July 27 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties.

         Anne's World Limited (subsidiary) was incorporated in Ontario (Canada) on August 3 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

         Curtain Rising Inc (subsidiary) was incorporated in Ontario (Canada) on October 19 2006. The company's main activity is an online database for theatres and a bi-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.

         Dolphin Digital Media Inc (subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc but solely upon and in connection the creation, promotion and operation of its Internet social networking websites.

NOTE 2 INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.


NOTE 3 GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period months ended September 30, 2008. During the nine months period ended September 30, 2008 the Company recorded an accumulated deficit of $10.341.972. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Recent Accounting Pronouncements
--------------------------------

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

NOTE 5 NOTES PAYABLE

During the nine months ended September 2008, the Company has received proceeds of $1,674,409 from notes payable. This debt was converted into 3,348,818 shares of common stock at a price of $0.50 per share. The basic terms of this convertible loan note were as follows:

    A) The Holder of this Note will convert at $0.50 US into fully paid and non-assessable shares of Common Stock, $0.015 US par value, of the Company.

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

    E) No fractional shares of Common Stock shall be issued upon conversion of this Note. In lieu of the Company issuing any fractional shares to the Holder upon the conversion of this Note, the Company shall pay to the Holder cash in lieu of fractional shares in the amount of outstanding principal that is not so converted. Upon conversion of this Note, the Company shall be forever released from all its obligations and liabilities (that have been subject to the conversion) under this Note, except that the Company shall continue to be liable for any outstanding investment that has not been converted.

The loan notes did not accrue any interest because the Company converted the loans the same day that the funds were received.


NOTE 6 LICENSING AGREEMENTS

         The Company recognizes a monthly payment of $16,667 per month to Anne's Diary Inc in respect of the seven year license to exploit the annesdiary.com website and technology.

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

The following transactions occurred from January 1, 2008 to September 30, 2008:

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

    10. On June 23, 2008 the Company issued 24,063,735 common shares for the acquisition of Dolphin Digital Media Inc.

    11. On September 30, 2008, the Company issued 1,463,922 common shares for debt conversion at $ .50 cents per share. The value of the debt was $ 731,961.


         During 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the quarter ended September 30, 2008, the Company has recognized consulting expense of $ 74,421 under the agreement. As of September 30, 2008 the Company has recorded deferred stock compensation of $ 30,807.

         Also, on June 23 2008 the Company purchased 100 % of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

         The total amount of issued and outstanding share for the period ended September 30, 2008 was 48,647,716.


NOTE 8 SUBSEQUENT EVENTS

         Since September 30, 2008, the Company has received loans that total of $460,700 from its major shareholders. These loans will be converted into common stock at $0.50 or will be repayable on demand.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

         Revenues for the three months ended September 30, 2008 increased by $98,850 from $168,170 for the three months ended September 30, 2007 to $267,020 for the three months ended September 30, 2008.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the period September 30, 2008 was $101,468 opposed to $114,156 for the period September 30, 2007. The gross profit for the quarter was $165,553.

         The Company's general and administration costs increased by $187,360 from $274,833 to $462,193, the legal and professional fees increased by $137,921 from $128,461 for the three months ended September 30, 2007 to $266,382 for the same period of 2008 and the depreciation costs also increased $2,435 due to an increase in property, plant and equipment. The Company accounted for $74,421 stock compensation amortization for the three months; this amortization started in October of 2007 hence there is no comparable. The Company total expenditure for the period has decreased significantly due to the fact that in September 2007 the Company impaired $537,303 of intangible assets and a further $4,999,724 related to the impairment of Goodwill. The total expenditure for the three months ended September 2008 was $812,173.

         The net loss from the Company's operations decreased by $5,246,428 from $(5,893,048) for the three months ended September 30, 2007 to $(646,620) for the same period of 2008.

         The Company paid $4,806 in interest for the period ended September 30, 2008, opposed to $9,666 paid in the same period of 2007.

         The Company's comparative comprehensive losses a1so show a significant decrease due the above mentioned impairments of goodwill and the intangible assets and also a $1,373,315 gain from discontinued operations in September 2007.

         The comprehensive loss including the foreign currency translation adjustments was $(664,686) or $(0,01) per share based on 47,183,793 weighted average shares outstanding for the three months ended September 30, 2008 compared to a loss of $(4,529,373) or $(0.31) per share based on 14,567,138 weighted average shares outstanding for the three months ended September 30, 2007


RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

         Revenues for the nine months ended September 30, 2008 increased by $433,749 from $168,170 for the three months ended September 30, 2007 to $601,919 for the nine months ended September 30, 2008.

         Cost of sales which comprises the cost of services contracted for third party website development. The cost of sales for the nine month period was $227,509 opposed to $114,156 for the same period ended September 30, 2007. The gross profit for the nine months was $374,410.

         The Company's general and administration costs increased by $622,249 from $1,431,429 to $809,180 due to substantial development costs, the legal and professional fees increased by $748,468 from $143,515 for the nine months ended September 30 2007 to $871,983 for the same period of 2008, this extraordinary increase was mainly due the June 23rd 2008 acquisition of Dolphin Digital Media and the contracted services of external consultants and the depreciation costs also increased $9,345 due to an increase in property, plant and equipment. The Company accounted for $223,264 stock compensation amortization for the nine months; this amortization started in October of 2007 hence there is no comparable information. The Company total expenditure for the period has decreased significantly due to the fact that in September 2007 the Company impaired $537,303 of intangible assets and a further $4,999,724 related to the impairment of Goodwill. The total expenditure for the nine months ended September 2008 was $2,552,687.

         The net loss from the company's operations decreased by $4,274,097 from $(6,452,374) for the nine months ended September 30, 2007 to $(2,178,277) for the same period of 2008.

         The Company paid $20,830 in interest for the nine month period ended September 30, 2008, opposed to $28,935 paid in the same period of 2007.

         The Company's comparative comprehensive losses a1so show a significant decrease due the above mentioned impairments of Goodwill and the intangible assets and also a $1,373,315 gain from discontinued operations in September 2007.

         The comprehensive loss including the foreign currency translation adjustments was $(2,489,735) or $(0,08) per share based on 30,937,314 weighted average shares outstanding for the nine months ended September 30, 2008 compared to a loss of $(5,107,968) or $(0.87) per share based on 5,897,466 weighted average shares outstanding for the same period ended September 30, 2007.


LIQUIDITY AND CAPITAL RESERVES

         Through the nine months ended September 30, 2008 we have relied on advances of $731,961 from our principal funder and we have converted all of this debt into restricted common stock. As of September 30, 2008, the Company had cash of $109,348 and a working capital deficit of $194,884.

         It is the Company's intention to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our businesses and to expand our operations.

         On June 23 2008 the Company purchased 100 % of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc (subsidiary). As consideration for the agreement, the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

         For the period ended September 30, 2008, the Company derived almost all of its income from website development. The Companies long term growth lies on the continuous introduction of new digital media products based on the branded Dolphin Entertainment products as a result of the 10 year licensing agreement between Dolphin Entertainment and Dolphin Digital Media. Also, the Company believes that there is potential for growth in the subscription model to Annesdiary.com, online shopping and affiliate revenue through Anne's World Limited, the online shopping and banner advertising as well as advertising revenues coming from the Curtain Rising by-weekly magazine and finally the online book and audio download, website development and affiliate revenues through Plays On The Net.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    1. On September 30 2008, the Company issued 1.463.922 common shares for debt conversion at $ .50 cents per share. The value of the debt was $ 731.961.


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

         On August 15, 2008, the Company's NASDAQ ticker symbol was changed from LGHL to DPDM.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

31.1     Form 302:    Certification of Chief Executive Officer
32.1     Form 906:    Certification of Chief Executive Officer and
                      Principal Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized 13th day of November 2008.

                            Dolphin Digital Media Inc



                            /s/ William O'Dowd IV
                            ------------------------
                            Name: William O'Dowd IV
                            Chief Executive Officer