Form 10-K
period 2008-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2009-04-14
CIK 1282224

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    Form 10-K
                              --------------------
                                   (Mark One)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       Or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 000-50621

                              --------------------
                           DOLPHIN DIGITAL MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------


            Nevada                                               86-0787790
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida        33134
            (Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number (305) 774-0407

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
-------------------------------------  -----------------------------------------
               None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.015 par value
                                (Title of class)
                              --------------------

         Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

         Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

         Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|         Accelerated filer |_|
Non-accelerated filer |_|           Smaller reporting company  |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) |_| Yes |X| No

         Issuer's revenues for the year ended December 31, 2008, were $914,551.

         The aggregate market value of the voting and non-voting common equity hled by nonaffiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter is:
         $39,389,523.

         Indicate the number of shares outstanding of the registrant's common stock as of March 31, 2009 is 49,236,904.


         DOCUMENTS INCORPORATED BY REFERENCE--NONE

================================================================================

                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                            Page
                                                                            ----

Part I


Item 1.     BUSINESS                                                          1

Item 1A.    RISK FACTORS                                                      8

Item 2.     PROPERTIES

Item 3.     LEGAL PROCEEDINGS                                                11

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11


Part II


Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES     12

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS                             13

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      17

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         17

Item 9A(T). CONTROLS AND PROCEDURES                                          17

Item 9B.    OTHER INFORMATION                                                18


Part III


Item 10.    DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS; COMPLIANCE
            WITH SECTION 16(A) OF THE EXCHANGE ACT                           18

Item 11.    EXECUTIVE COMPENSATION                                           19

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       20

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   21

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                           22

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          24

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
         ---------

Introduction

         Dolphin Digital Media, Inc. creates and manages social networking websites for children utilizing state-of the-art fingerprint identification technology. As a leading developer of internet safety technology operating in the entertainment, digital media, and e-commerce sectors, we focus on the growing global market for social networking, downloadable entertainment content and branded merchandise sales.

         Our goal is to become the leader in social network and digital offerings to children both through organic growth and by effecting strategic acquisitions of unique e-commerce and security related companies with niche market opportunities and innovative technologies.

Business Model

         We are focused on alleviating the safety concerns of parents whose children explore and communicate via the Internet. It is a widely held belief that mothers make most family decisions involving the expenditure of money on children. We believe that our model monetizes this parental need for safety and control, while also attracting children and teens to the exciting content and safe social interaction with peers provided by our products.

Need for Internet Security

         Although the Internet was originally conceived of, and designed as, a research and education network, it is being utilized today in radically different ways. The Internet has become a home for private and commercial communication, as well as expanding areas of commerce and public service, all the time allowing for direct personalized communication through chat rooms and e-mails. Along with the convenience and easy access to information come new risks in the form of unauthorized intruders. Intruders come in many forms: an adolescent curious about what he or she can do on the Internet; a college student who has created a new software tool; an individual seeking personal gain; or a predator seeking unthinkable gratification. Our solutions prevent these wrongdoers from getting to your children online.

Technology

         At the heart of our entire e-commerce offering, we have adopted the high-tech solutions of our partners Novell Corporation, Rackspace, Fujitsu, and 123ID, all integrated through an exclusive worldwide license with Weblock International to create a cutting edge secure authentication and verification system of the level currently employed by government and financial institutions. Utilizing Novell Corporation's E-Directory identity management and database solution, we possess the technology to back up our mission of creating secure social facilities, be it chat or social networking, where the identity of all members is verified and authenticated The storage and management of the information is handled by the certified hacker-safe facility, Rackspace is the world's largest and most secure managed hosting facilities, currently used by leading brands including Microsoft, Dell and Motorola.

         Our technology features Secure Sockets Layer Virtual Private Network (SSLVPN), a Linux-based service that provides secure access to non HTTP-based applications. This service shares session information with Access Gateway, enabling single sign-on and extending role-based authorization to back-end applications. All enhanced by Biometric Fingerprint based log in technology.

         Of importance is the distinct separation between the log-on database that is remotely stored and managed, from the actual user database, which resides at the Social Networking site URL or Server. This separation provides us with an additional layer of security, privacy and the ability to simply integrate and provide the secure log on technology to any company wanting to upgrade from basic password technology to biometric verification.

         Also of value is the proprietary proxy control platform developed by GSS and Stratacache restricting access to unauthorized sited on the internet creating and secured surfing environment.

         We are committed to remaining at the forefront of technological developments in our field.

         Growth. Organic growth through innovative and proven branding and marketing in combination with Licensing of our technology and Acquisitions of compatible companies are the basic instruments for growing the Company.


Our Product

         Dolphin Secure

         Dolphin Secure is a groundbreaking internet security system that gives parents the tools to protect their children while they are using computers inside the home.

         Specifically, Dolphin Secure provides parents the peace of mind of deciding where their children can go and whom they can talk to online, safeguarding their children from exposure to pornography, gambling and unsolicited chat requests from potential predators. Dolphin Secure gives control of the home and personal computer back to the parents.

         The website and social networking environment is designed to protect young Internet users from the kinds of abuse which are so prevalent in today's increasingly web-reliant society. As children spend more hours on the Internet for study, retail and communication purposes, the need to shield them from undesirable individuals and websites is increasing, yet up until now, there has been no such thing as a secure social networking site for children.

         Over recent years, as Internet use has increased, the media has reported an alarming rise in the number of Internet crimes against children. Some such incidents have involved suspects and victims who met each other on some of the more high-profile social networking or blogging sites who have faced negligence and fraud suits filed by the families of teenage girls who claimed to have been sexually assaulted by men whom they met through the sites.

         Blogs and social networking sites where people can meet, communicate, and interact continue to rise in popularity. This brings both positive and negative implications for parents and their children, who may not be aware that they are putting themselves in danger by giving out too much personal information and communicating with people who they have only met online, and whose identity is in no way certain.

         We offer websites designed specifically for children that are first and foremost a secure environment, and which set out to prevent children from chatting with anybody whose identity has not been verified. This has been achieved by developing a biometric access system that will be an option on all of our sites.

         The website encourages users to explore the Internet, enhance their creativity and to communicate with their peers around the globe in an attractive, safe, virtual world. The cornerstone of the site is the personal interactive and customizable home page which sits with a secure chat room and forum, access to which will be limited to members of the site, whose ages and identities have been verified and stored in our secure database. Verification is achieved through the use of a state-of-the-art biometric login system based on fingerprint recognition. This ground-breaking technology allows us to limit access to the website, thereby ensuring the privacy and security of our registered members.

         The child-safe technology which forms the backbone of the sites will be applicable to any child-oriented website wishing to increase the security of their users and on a broader basis for all websites that require enhanced identification of users, such as banks and financial companies, thus creating additional licensing opportunities.

         We intend to develop a strong affiliate program inviting websites geared towards youngsters to get involved with our solutions will drive traffic to our site, as well as encouraging the use of fingerprint technology to protect children wherever they are communicating online.

         A proven and effective way in which to protect children from Internet predators, our child safe technology will set a new standard for all websites aimed at young people. The Internet is a wonderful tool for helping children to study and to communicate with their peers from around the world. Through the use of our sites, parents can enjoy the peace of mind of knowing that their children can enjoy this important social tool, within a fun, protected environment - the first of its kind available anywhere in the world.


         How It Works

         Children log in and authenticate their account with their fingerprint on a built-in or USB fingerprint reader. Once logged-on the personal computer is completely protected from accessing unauthorized internet sites.

         The Dolphin Secure system lives as a system process on the computer (those icons by the clock on the computer) that can only be turned off with a parental password. Children can open and close multiple browsers, turn the computer on and off, throw their laptop down the stairs, but will not be able to disable the security settings. The computer will still be Dolphin-Secured.

         There is no software to purchase, the system application is downloaded upon registration. Furtheremore the members will be restricted to Instant Messaging with only those others who are members of Dolphin Secure and authorized by their parents or guardian.

         No competitive product currently exists that offers a secure Instant Messaging environment.


         Components

                   Safe Surfing. Safe Surfing allows children access only to sites that are parent approved. Parents choose an appropriate site-rating level for their child (ratings criteria was developed exclusively for Dolphin Secure by a panel of child safety and internet security experts), and based on the site rating children gain access to a group of sites that are updated and expanded daily as new children-friendly sites are created and discovered. Parents can add and delete sites at their leisure creating a custom "white list" for their children.

                   When a child is surfing and attempts to visit an unauthorized site (i) the browser will be interrupted and a message will appear; (ii) the child will have the option to send a request to his/her parent and Dolphin Secure to add the site to her personal white list; and (iii) a site request will be sent to the parental account and saved into a "Pending Requests" folder.

                   Secure Chat. Secure Chat is a proprietary chat service that allows users to chat only with other children in the Dolphin Secure network that have been authenticated with a fingerprint scan. The child scans their fingerprint, the system verifies their account (which happens in a span of seconds), and then he or she is signed in online and can interact with friends from his or her buddy list, just like any other Instant Message/Chat Program (e.g. AIM or Yahoo Messenger). Unlike any other chat service, however, Dolphin Secure blocks both incoming chat requests from, and outgoing chat requests to, unauthorized parties. Dolphin Secure allows parents to select whom their children can chat to online within the Dolphin Secure network or to no one at all. Chat settings can be customized as to:


                  o    Allow chat with anyone in the Dolphin Secure network

                  o    Allow chat with anyone within a year of their child's age

                  o    Allow chat with only children of the same gender.

                  o Create their own list and restrict their child's chat to a specific list of friends and relatives

                   For example, parents of four daughters may determine their 6 year-old daughter isn't allowed to chat at all, their 9 year-old daughter is only allowed to chat with a select group of 5 friends, their 13 year-old daughter is only allowed to chat with other girls her age or younger, and their 16 year-old daughter is allowed to chat with boys and girls 18 and under.

                   When a child attempts to send a message to an unauthorized buddy, an error message will appear, at which time a notification will be sent to the parent indicating the request for a new buddy from the child.

                   If, for instance, your 9-year-old son's chat settings were limited to boys within one year of his age and he wanted to add his 12-year-old female cousin to his buddy list, a notification will be sent to the parent account requesting approval to add this buddy. Furthermore, if a chat request to the child is attempted from a user outside the child's settings, a notification of such attempt is given to the parents (and never to the children).

                   Dolphin Secure E-mail Forwarding. General Service e-mail providers are beginning to include chat applications within their services thus; children who visit these sites to check their e-mails could unwittingly be exposed to chat solicitations. To avoid this problem wherein children could live chat openly with people outside the Dolphin Secure network, we provide an e-mail forwarding service. Dolphin Secure allows children's e-mails to be a forwarded to a private, personalized Dolphin Secure page. This way, a child can still receive all of her e-mails from friends and family without the risk of receiving live chat requests from strangers (or the ability to send chat requests to unauthorized, unidentifiable individuals)

                   Parents Dashboard. After registration, we provide parents with easy-to-navigate system controls. Each parent will have access to their parental dashboard where they can easily edit their child's accounts and settings

                  o        Approve or deny pending site requests
                  o        Add or delete buddies
                  o        Check their child's chat and surfing reports

                   Member Homepage. Each Dolphin Secure child will have a customizable and interactive homepage that will incorporate favorites, customizable applications (e.g. horoscopes, weather), interchangeable backgrounds and design themes, chat with buddies, e-mail access, links to their approved sites, and access to exclusive content from Dolphin Entertainment.

                   Quick Registration. The Dolphin Secure system can be implemented on every computer in the home from the family computer to each child's laptop. The parent pays only once for each child that is being registered. The registration is not computer specific. Registering for Dolphin Secure takes less than 10 minutes. Parents can visit www.DolphinSecure.com and follow the "Registration" tab. They will create an account, verify their home address and credit card information, and then set up their child's or children's accounts. If their computer does not already have a fingerprint reader, they may either purchase one at that time to be mailed to them. Fingerprint readers are also available at most consumer electronics stores.

         Service Plans

         Dolphin Secure offers two different service plans for parents:

                  Plan 1--Safe Surfing ($44.95 per year). This package offers safe-surfing protection and email forwarding.

                  Plan 2--Safe Surfing Plus ($59.95 per year). This package offers safe-surfing, email forwarding, and secure chat.

Marketing Strategy

         Target Market

         Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:

o In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.

o In the United States, there are 40.13 million girls aged 5-15. This represents 13.21% of the US population.


         Licensing & Branding

         We hold a multiyear exclusive licensing agreement with Dolphin Entertainment ("DE"), a Miami-based, Emmy-award nominated production and distribution company of hit television programs for children, most notably Nickelodeon's top-rated series Zoey 101 and hit show Ned's Declassified School Survival Guide, among many others.

         In addition to these popular TV shows, DE's current projects also include Nickelodeon's first-ever made-for-television movies: Shredderman Rules!, The Last Day of Summer and The Roxy Hunter mystery movie franchise. DE is also developing its first feature film, based on the real life story of Bethany Hamilton, a teen-age shark attack survivor and professional surfer, entitled Soul Surfer: the Bethany Hamilton Story. Under the terms of our 10 year agreement DE will work with us to create and manage several social networking websites comprised of multiple subscription-based sites which will be themed around DE's own branded properties.

         These products will be driven by the core security technology through the utilization of the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement for all past, present and future brands and an exclusive 7 year license from Weblock International Inc (Former:
Anne's Diary Inc) allowing us to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platforms. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.

         Dolphin Entertainment

         Dolphin Entertainment, founded in 1996 by our Chairman, C.E.O. and President, Bill O'Dowd, IV, is one of the world's leading entertainment companies specializing in children's and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution, Merchandising and Licensing, and Music. DE is the most prolific Executive Producer of live-action programming for Nickelodeon. It serves as Executive Producer to Nickelodeon's Emmy(TM)-nominated hit series Zoey 101 and Ned's Declassified School Survival Guide, as well as Nickelodeon's latest television movie, Gym Teacher, starring Law & Order's Christopher Meloni, and Nickelodeon's first-ever musical Spectacular!, premiering in February 2009. DE enjoys worldwide distribution of its programs, with sales in over 100 countries (reaching almost 300 million homes) for its current children's properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. DE has successfully launched international merchandising lines for its children's properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.

         Approach to Market

         We have retained the services of Manning, Salvage & Lee, headquartered in New York. MS&L has 54 offices throughout North America, Latin America, EMEA and Asia-Pacific, as well as an extensive global affiliate network. The agency meets the needs of global and local clients by providing best-in-class services in consumer marketing PR, healthcare PR, corporate communications and technology communications, as well as industry-leading work in digital communications. MS&L won PR Week's Best Use of Internet/New Media Award in both 2006 and 2007. Clients include several of the world's largest and most complex organizations including Procter & Gamble, Philips, Eli Lilly, General Motors, Hoffmann-La Roche, Allergan, Heineken, Best Buy, The Home Depot and Nestle.

         We have also retained the services of Moxie Interactive, based in Atlanta, Georgia. Moxie Interactive is one of the industry's leading interactive agencies, specializing in digital advertising and strategy, website design and development, eCRM programs, video production, and any and all digital-related activities. Top clients include Verizon Wireless, Coca-Cola, Home Depot, and Blockbuster.


Additional Revenue Streams

         Once a large enough community is established, the following revenue streams can be added to the core Dolphin Secure service

         o        Advertising
         o        Paid Content Downloads/Streaming
         o        Episodes
         o        Music Videos
         o Exclusive extras (e.g. sneak previews, interviews, behind-the-scenes, deleted scenes)
         o        Online gaming
         o        Subscriber-only sweepstakes and promotions


Corporate History

         Dolphin Digital, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1996 and 2003.

         On December 5, 2003, we amended our Articles of Incorporation to change our name to Maximum Awards Inc, Inc. in connection with the acquisition of all outstanding shares of Maximum Awards. Maximum Awards was an Australian company engaged in the business of operating a consumer rewards program through which consumers earned points by purchasing products and services offered by the company and its program partners.

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

          On May 28, 2008, we entered into a Social Network Platform License Agreement with Dolphin Entertainment, Inc., a Florida corporation, and its affiliated companies, pursuant to which we granted to Dolphin Entertainment a three (3) year exclusive license to utilize our proprietary social network creation platform and visitor identification, authentication and authorization technology to create and operate several subscription-based social networking websites themed around Dolphin Entertainment's premium family entertainment brand properties. This alliance permits the creation of highly secure social networking websites for children and young adults with the strong attraction of premium family entertainment brands, an Internet first. Dolphin Entertainment is wholly owned by William O'Dowd, IV, who became our majority shareholder, Chief Executive Officer and Chairman of the Board of Directors in connection with our acquisition of Dolphin Digital Media, Inc., a Delaware corporation, described below. Under the Social Network Platform License Agreement, we agreed to an even 50%-50% share with Dolphin Entertainment of subscription revenues generated by Dolphin Entertainment's or its affiliates' operation of social networking websites created with the platform, and to additional revenue shares to be determined by the parties in the event additional revenue streams other than subscription revenues (such as advertisement sales, merchandising and sublicensing) might be generated and received.

          On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment's family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media ("DDM"), a newly formed Delaware corporation wholly owned by Mr. O'Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment's family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned's De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities.

          In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O'Dowd. Additionally, in connection with the acquisition, we appointed Mr. O'Dowd our Chief Executive Officer and Chairman of the Board of Directors. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

         On July 29, 2008, we amended our Articles of Incorporation to change our name from Logica Holdings, Inc. to Dolphin Digital Media, Inc.

Corporate Offices

         Our corporate headquarters is located 804 Douglas Road, Executive Tower Building, Suite 365, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.


ITEM 1A. RISK FACTORS.
         -------------

         We are a development stage company and we have limited historical operations. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at similar stages of development. The following is a summary of certain risks we face. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Certain Risk Factors Relating to our Business.

         We may need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan and be required to suspend operations.

         We may need to raise additional capital in the near term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to us as and when required, or on terms that will be acceptable to us.

         The following terms of our October 2007 financing will make obtaining additional financing with acceptable terms more difficult and/or expensive: (i) no dividends may be paid with respect to common stock while the Preferred Stock is outstanding, unless said dividends are paid pro rata to the holders of the Preferred Stock; (ii) as long as the Preferred Stock is outstanding, the Company may not, without the approval of the holders of the Preferred Stock, authorize or create authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Preferred Stock; (iii) the Preferred Stock is entitled to a $1.00 per share preferred distribution, prior to any distribution to holders of common stock, upon a liquidation of the Company; (iv) for a period of 5 years post closing, the Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock exclusive in all cases of stock splits, stock dividends, recapitalization and other similar rights, or, a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering; (v) the Company, at any time while the Preferred Stock is outstanding, shall not issue rights, options or warrants to holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share less than the conversion value of the Preferred Stock; and
(vi) the conversion value of the Preferred Stock and the Warrants is subject to a full ratchet adjustment if the Company issues shares of common stock or securities convertible into shares of common stock at an effective price per share that is less than the conversion value of the Preferred Stock (the ratchet with respect to the Preferred Stock is limited to 24 months after closing); and
(vii) for a period of two years from the date of the closing, the Investor shall have the right to participate in any subsequent funding by the Company on a pro rata basis at one hundred percent (100%) of the offering price.

          If we are unable to raise the capital required on a timely basis, we may not be able to fund our projects and the development of the businesses of our subsidiaries. In such event, we may be required to suspend our plan of operations. Moreover, even if the necessary funding is available to us, the issuance of additional securities would dilute the equity interests of our existing stockholders, perhaps substantially.

          Our success depends on the attraction and retention of senior management and technicians with relevant expertise.

          Our future success will depend to a significant extent on the continued services of William O'Dowd, IV who conceived the business and overall operating strategy, has been most instrumental in assisting us in raising capital and currently serve as our executive officers. We do not have an employment agreement with Mr. O'Dowd at present. We do not maintain key man life insurance for any executive officer. Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

          Our international operations expose us to risks associated with fluctuations in foreign currencies.

          As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations, and the exchange rate may or may not be in our favor.

          We may divest assets to reflect changes in our strategy.

          We have begun divesting businesses and assets that we have determined no longer fit our strategy. For example, we sold our interests in three subsidiaries in September 2007. We may undertake divestiture transactions when we believe there is a financial or strategic benefit to us in doing so. Such divestitures, should they occur, may result in losses. There may also be costs and liabilities that we incur or retain in connection with these divestitures.

          We may be unable to successfully divest non-strategic assets and, if we incorrectly evaluate the strategic fit and valuation of divested businesses or assets, we may forego opportunities that would otherwise have benefited our business.

          A number of factors may cause our consolidated operating results to fluctuate on a quarterly or annual basis, which may make it difficult to predict our future operating results.

          We expect our consolidated revenues and expenses to fluctuate, making it difficult to predict our future operating results. Factors that could cause our operating results to fluctuate include:

                  o    demand in the markets that we serve;

                  o our ability to define, design and release new products that meet customer needs, and to do so quickly and cost effectively;

                  o market acceptance of new and enhanced versions of our products;

                  o    variations in the performance of our businesses;

                  o our ability to forecast demand in the markets that we serve;

                  o general economic conditions in the countries where we operate; and

                  o    changes in exchange rates, interest rates and tax rates.

          Any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. The results of a prior quarter or annual period should not be relied upon as an indicator of future operating performance.

Certain Risk Factors Relating to our Common Stock

         The market for common stock is limited, and you may not be able to sell the shares of our common stock that you hold.

         Our common stock is currently traded on the OTC Bulletin Board, not on a national securities exchange. Therefore, our common stock is thinly traded, the market for purchases and sales of our common stock is limited and the sale of a limited number of shares could cause the price to fall significantly. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

         Stockholder interest in us may be substantially diluted as a result of the sale or issuance of additional securities pursuant to existing commitments and to fund our plan of operation.

         Issuances of additional shares of common stock would result in dilution of the percentage interest in our common stock of all stockholders ratably and might result in dilution in the tangible net book value of a share of our common stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of common stock upon exercise of the warrants or stock options, or even the prospect of such issuance, may have an effect on the market for our common stock and may have an adverse impact on the price at which shares of our common stock trade.

         If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our common stock, our stock price and trading volume may decline.

         The trading market for our common stock will be influenced by the research reports that industry or securities analysts publish about our business. We do not currently have, and may never obtain, research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of us, the trading price of our common stock could be negatively impacted. In the event, we obtain industry or security analyst coverage, and if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one or more of these analysts cease to cover us or our industry or fails to publish reports about us regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

         We may be the subject of securities class action litigation due to future stock price volatility.

         Our common stock price has fluctuated significantly and may continue to do so in the future. We expect that the market price of our common stock will likely continue to fluctuate significantly and remain highly volatile. We will not have control over the factors that cause such volatility. Historically, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders bring a similar lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management from the operation of our business.

         We do not intend to declare cash dividends on our common stock.

         We will not distribute any cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. As a result, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. The future market price for our common stock may never exceed the price that you pay for our common stock.

ITEM 2.  PROPERTIES.
         -----------

         As of the date of this report, we do not own any real property. Our executive offices are now at 804 Douglas Road, Executive Tower Building, Suite 365, Coral Gables, Florida 33134. The Company does not have a lease agreement as it shares its offices with those of Dolphin Entertainment. We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder's fee of $ 1,000,000 in connection with the Dolphin Digital Media acquisition. The ultimate results of these proceedings against the Company cannot be predicted with certainty. Management has moved for dismissal as they believe the claims are without substance and that the resolution of these matters will not materially affect the accompanying consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED  STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
         --------------------------------------------------

Market for Our Common Stock

         Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol "DPDM.OB." The high and low bid information for each quarter since January 1, 2007, as quoted on the OTC Bulletin Board, is as follows:


       Quarter                                   High Bid     Low Bid
       ---------------------------------         --------     -------

       First Quarter 2007 *                      $   2.50       $0.10
       Second Quarter 2007 *                     $   3.25       $0.75
       Third Quarter 2007                        $   2.85       $0.65
       Fourth Quarter 2007                       $   2.10       $1.00

       First Quarter 2008                        $   1.69       $0.75
       Second Quarter 2008                       $   1.00       $0.30
       Third Quarter 2008                        $   1.25       $0.60
       Fourth Quarter 2008                       $   1.10       $0.45

       First Quarter 2009                        $   0.80       $0.40

        * Prices reflect 15 for 1 forward split effective on May 18, 2007

         The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.

Holders

         As of December 31, 2008, an aggregate of 48,672,716 shares of our common stock were issued and outstanding and were owned by approximately 364 stockholders of record, based on information provided by our transfer agent.

Dividends

         We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

Equity Compensation Plan Information

         The Company has no equity compensation plan.


Recent Sales of Unregistered Securities

   1. On December 31, 2008, we issued 564,188 common shares for debt conversion at $ .50 cents per share. The value of the debt including accrued interest was $ 282,094.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
         -------------------------------------

Special Note Regarding Forward Looking Statements

         Certain statements in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as "anticipates," "projects," "believes," "intends," "expects," and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Overview

         Dolphin Digital, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1996 and 2003. In 2003 and 2004 we acquired the following three companies: Maximum Awards Pty Ltd., Travel Easy Holidays Pty Ltd., and Global Business Group Pty Ltd., and changed our name to Maximum Awards Inc. Our interests in each company were sold in 2007.

         In 2007 we acquired Plays On The Net Plc, Plays On The Net Inc. (now called Dolphin Digital Media Canada Inc), Curtain Rising Inc. and Anne's World Limited in consideration for the issuance of 12 million shares of our common stock, resulting in a change in control. In connection therewith we changed our name to Logica Holdings, Inc. Our operations currently consist of the businesses conducted by Plays On The Net Plc, Plays On The Net Inc., Curtain Rising Inc., and Anne's World Limited. On July 29, 2008 we changed our name to Dolphin Digital Media, Inc.

         The 2007 acquisitions were accounted for as a reverse merger. As a result, the information set forth in this Management's Discussion and Analysis or Plan of Operation is that of Plays On The Net Plc and its subsidiaries for the period from May 23, 2006 (inception) through December 31, 2006, and that of Dolphin Digital Media (former: Logica Holdings, Inc.) and its subsidiaries from January 1, 2007 until December 31, 2007.

Statement of Operations

         Results for the year ended December 31, 2008 versus the year ended December 31, 2007.

         Revenues for 2008 increased by $695,571 from $218,980 for the year ended 2007 to $914,551 for the year ended December 31, 2008. This income was a related party transaction between the Company and Anne's Diary Inc for website and technology development. In March 2008, it was agreed that DDM Canada Inc (former Plays On The Net Inc) would invoice Anne's Diary Inc for this work and all other subcontracted work related to the development plus a 15% service charge

         Cost of sales, which comprises the cost of services contracted for third party website development, for the year 2008 was $346,406 as opposed to $118,529 for the same period in 2007. The gross profit for 2008 was $568,145.

         General and administration costs decreased by $127,788 from $2,079,640 to $1,951,852. Even though the general and administrative expenditure has decreased this year in comparison to last year, the Company has incurred in a significant marketing expense in preparation for the worldwide launch of Dolphin Secure.

         Legal and professional fees increased by $708,611 from $678,429 for 2007 to $1,387,040 for 2008, this extraordinary increase was mainly due to legal fees in respect of the acquisition of Dolphin Digital Media, corporate finance services and the contracted services of external consultants.

         We accounted for $254,072 stock compensation amortization for the twelve months ended December 31, 2008; the $49,614 amortized in 2007 is not comparable as it only encompassed October 2007 to December 2007.

         Total expenditures for the twelve months ended December 31, 2008 decreased significantly due to the fact that in September 2007 we impaired $537,303 of intangible assets and a further $4,999,724 related to the impairment of Goodwill. Total expenditures for 2008 was $3,612,792.

         Net loss from our operations decreased by $5,032,201 from $8,390,306 for the year 2007 to $3,358,105 for the same period of 2008.

         We paid $38,458 in interest in 2008, opposed to $121,151 paid in 2007. Liquidated damages valued at $262,500 were paid in the form of an issuance of 187,500 restricted common shares.

         Our comparative comprehensive losses a1so show a significant decrease due the above mentioned impairments of Goodwill and the intangible assets and also a $1,373,315 gain from discontinued operations in 2007.

         The comprehensive loss including foreign currency translation adjustments was $3,398,772 or $0.10 per share based on 35,521,287 weighted average shares outstanding for the year ended December 31, 2008 compared to a loss of $7,142,187 or $0.77 per share based on 9,164,042 weighted average shares outstanding for the year ended December 31, 2007.


Liquidity and Capital Resources

         Through the twelve months ended December 31, 2008 we have relied on advances of $ 1,956,503 from our principal funders, William O'Dowd IV, Anne's Diary Inc and T Squared Investments LLC, and we have converted all but $578,381 of this debt into restricted common stock. As of December 31, 2008, we had cash of $51,014 and a working capital deficit of $1,213,899.

         For the period ended December 31, 2008, we derived almost all of our income from website development. Our long term growth lies in the following:

                  1) The continuous introduction of new digital media products. These products will be driven by the core security technology through the utilization of the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement for all past, present and future brands and an exclusive 7 year license from Weblock Inc (Former Anne's Diary Inc) allowing us to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.

                  2) We intend to maximize all past, present and future Digital Rights of the Dolphin Entertainment family of brands including hit television titles such as "Zoey 101," as well as "Ned's Declassified School Survival Guide," and the "Roxy Hunter'" mystery-movie franchise, all of which have sold into more than 100 countries.

                  3) Our expanding social networking platform for secure biometric log-in internet sites for young children and young adults, should allow us create revenues through licensing, white labeling, advertising and affiliation.

         We anticipate the receipt of up to $1,961,314 from the exercise of the common stock purchase warrants for up to 2,143,314 shares if all such warrants are exercised in full.

         It is our intention to seek additional equity or debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our brands and products and to expand our operations. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

Critical Accounting Policies

         Principles of Consolidation. The consolidated financial statements for the period ended December 31, 2008 include the accounts of Dolphin Digital Media Inc and its wholly-owned subsidiaries, Dolphin Digital Media Canada Inc, Anne's World Limited and Curtain Rising Inc. for the period January 1, 2008 to December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition. We recognized $914,551 of revenue. This income was a related party transaction between the Company and Anne's Diary Inc for website and technology development. In March 2008, it was agreed that DDM Canada Inc (former Plays On The Net Inc) would invoice Anne's Diary Inc for this work and all other subcontracted work related to the development plus a 15% service charge. We recognized the revenue on a quarterly basis during the year 2008 commencing in March and ending in December.

         Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.

         Fair Value of Financial Instruments. The carrying amounts of our financial instruments, including accounts receivable, accounts payable and loans payable, approximate fair value due to the relatively short period to maturity for this instrument.

         Concentration of Credit Risk. We did not have cash in banks in excess of FDIC insurance limits. During the period, one customer accounted for 99% of our sales.

         Use of Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of the computer equipment is three years, estimated useful life of the office furniture is five years and the estimated useful life of leasehold improvement is five years.

         Goodwill. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. We review the goodwill of all of our reporting units on at least an annual basis to ensure its fair value is in excess of its carrying value in the financial statements. Any impairment in the value goodwill is charged to income in the period such impairment is determined.

         Income Taxes. We account for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Other Comprehensive Income. We have adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises a gain on foreign translation.

         Foreign Currency Translation. Our functional currency is the United States Dollar. The financial statements of our Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income (loss).

         Loss per share. We have adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2008 and 2007, were 3,750,000 warrants. There were no dilutive securities outstanding for the period ended December 31, 2008.

         Stock Based Compensation. We account for employee stock options in accordance with APB Opinion No. 25, "Accounting for stock issued to employees" and has adopted the disclosure-only option under SFAS No. 123. We account for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.

         Recent Accounting Pronouncements

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

         In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

Off-Balance Sheet Arrangements

         As of December 31, 2008, we did not have any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

      The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

                                                                           Page
                                                                           ----

AUDITED FINANCIAL STATEMENTS:

      Report of Independent Registered Public Accounting Firm(s)           F-1

      Consolidated Balance Sheets as of December 31, 2008.                 F-2

      Consolidated Statements of Operations for the year ended
      December 31, 2008 and 2007.                                          F-3

      Consolidated Statement of Stockholders Equity for the year ended
      December 31, 2008 and 2007.                                          F-4

      Consolidated Statement of Cash Flows for the year ended
      December 31, 2008 and 2007.                                          F-5

      Notes to Consolidated Audited Financial Statements                   F-6




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES
            -----------------------

Evaluation of Disclosure Controls and Procedures.

         We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e)under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, and with the participation of our consultant who also provides outsourced accounting services to us, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

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

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

         None.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS; COMPLIANCE WITH SECTION
         -----------------------------------------------------------------------
         16(A) OF THE EXCHANGE ACT.
         --------------------------

Directors and Officers

         The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company's next annual meeting of shareholders.

         NAME              AGE                   PRINCIPAL OCCUPATION
----------------------     ---      --------------------------------------------
William O'Dowd, IV          39      Chief Executive Officer, CFO and Chairman of
                                    the Board of Directors

Michael Espensen            58      Director

Biographical Information

         Mr. O'Dowd graduated with honors from Harvard Law School, has received a master's degree in modern European history from Creighton University, and was named 1st-Team Academic All-American by USA Today while an undergraduate at Creighton. He was appointed Chief Executive Officer and Chairman of the Board of Directors on June 25, 2008. Mr. O'Dowd founded Dolphin Entertainment, Inc. in 1996 and has served as its principal executive officer and chairman since that date. Dolphin Entertainment is an entertainment company specializing in children's and young adult's live-action programming.

         Mr. Espensen was appointed a Director of the Company on June 25, 2008. Mr. Espensen has been a real estate developer for over thirty years. In that time he has developed over 5,000 multi-family units, twenty-nine office buildings, and over 2,500 residential lots in Texas, Florida, North Carolina, and South Carolina. Aside from real estate development and investment, Mr. Espensen is also involved as a producer and investor in family entertainment for television and feature films. Mr. Espensen attended Trinity University and the University of Texas at Austin. Past titles include: President of the San Antonio Homebuilders Association, Director of the Texas Association of Homebuilders, and Director of the National Title Company. Currently, he is the Director of Keraplast Technologies, LTD.


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

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the year ended December 31, 2008. Mr. O'Dowd and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

Employment Agreements

         None.


Summary Compensation Table


                                                          Stock    Option     All Other
                                        Salary    Bonus   Awards   Awards   Compensation     Total
Name and Principal Position     Year      ($)      ($)     ($)       ($)         ($)          ($)
-----------------------------   ----   --------   -----   ------   ------   ------------   --------

William O'Dowd, IV, CEO,        2008   $      -                                            $      -
  President and Chairman

Giusepe Pino Baldassarre,       2008   $220,000                                            $220,000
  CEO until June 25, 2008       2007   $150,000                                            $150,000

Enzo Taddei, CFO and Director   2008   $166,667                                            $166,667
  until October 7, 2008         2007   $150,000                                            $150,000

Michael Espensen                2008   $      -                                            $      -
  Director

Outstanding Equity Awards at Fiscal Year-End

         None of the executive officers named in the table above have any outstanding equity awards.

Director Compensation

         Our sole director, William O'Dowd, IV, is also our Chief Executive Officer and President. As such, Mr. O'Dowd does not receive any additional compensation for the serving as our sole director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ----------------------------

         The following table sets forth the beneficial ownership of our common stock as of March 31, 2009 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

         Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person's percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 48,672,716 shares of our common stock outstanding as of March 31, 2009.

                                                                 PERCENTAGE
                                                                  OF TOTAL
                                                                   SHARES
     NAME AND ADDRESS OF OWNER (1)              SHARES          OUTSTANDING
------------------------------------          ----------        -----------
  William O'Dowd, IV                          24,142,069           49.60%
  Winterman Group Ltd. (2)                     8,485,219           17.43%
  T Squared Investments LLC (3)                4,795,833            9.85%
  All Directors and Named Executive
  Officers as a Group (2 persons)              2,400,000            4.93%
________________
* Less than 1%

(1) Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida, 33134.

(2) Malcolm Stockdale is the principal of Winterman Group Ltd. (2 Elgin Road, M5R 1G2 Toronto, Ontario, Canada).

(3) Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC (1325 Sixth Avenue, Floor 28, New York, NY 10019). Includes 1,145,883 shares issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, and 3,650,000 shares issuable upon exercise of common stock purchase warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         On May 28, 2008, we entered into a Social Network Platform License Agreement with Dolphin Entertainment, Inc., a Florida corporation, and its affiliated companies, pursuant to which we granted to Dolphin Entertainment a three (3) year exclusive license to utilize our proprietary social network creation platform and visitor identification, authentication and authorization technology to create and operate several subscription-based social networking websites themed around Dolphin Entertainment's premium family entertainment brand properties. This alliance permits the creation of highly secure social networking websites for children and young adults with the strong attraction of premium family entertainment brands, an Internet first. Dolphin Entertainment is wholly owned by William O'Dowd, IV, who became our majority shareholder, Chief Executive Officer and Chairman of the Board of Directors in connection with our acquisition of Dolphin Digital Media, Inc., a Delaware corporation, described below. Under the Social Network Platform License Agreement, we agreed to an even 50%-50% share with Dolphin Entertainment of subscription revenues generated by Dolphin Entertainment's or its affiliates' operation of social networking websites created with the platform, and to additional revenue shares to be determined by the parties in the event additional revenue streams other than subscription revenues (such as advertisement sales, merchandising and sublicensing) might be generated and received.

         On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment's family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media ("DDM"), a newly formed Delaware corporation wholly owned by Mr. O'Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment's family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned's De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities.

         In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O'Dowd. Additionally, in connection with the acquisition, we appointed Mr. O'Dowd our Chief Executive Officer and Chairman of the Board of Directors. In addition, we granted to Mr. O'Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O'Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O'Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

Related party transactions with Mr. William O'Dowd IV, CEO of the Company:

         On July 8, 2008, Mr. William O'Dowd IV loaned the Company $70,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $3,363 and which $2,191 was paid back.

         On October 6, 2008, Mr. William O'Dowd IV loaned the Company $250,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $5,903.

         On December 1, 2008, Mr. William O'Dowd IV loaned the Company $50,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $417.

         On December 15, 2008, Mr. William O'Dowd IV loaned the Company $200,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $889.

Related party transactions with Mr. Malcolm H. Stockdale:

         The Company retained Mr. Stockdale as consultant in July of 2007 for 24 months. The agreed monthly compensation was $16,667. The Company granted 203,503 restricted shares to Mr. Stockdale in compensation of the first 12 months fees plus 10% interest. The fees amounted to $200,004, plus $8,509.43 of interest hence the average conversion rate was $1.02 per share.

Related party transactions with Anne's Diary Inc.:

         The Company has a an exclusive 7 year license from Anne's Diary Inc allowing the Company to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform.

         Also, Anne's Diary Inc has issued various invoices during 2008 to the Company for upgrades to the biometric login technology on the Dolphin Secure websites.





ITEM 14. EXHIBITS.
         ---------



Exhibit No.
-----------   ------------------------------------------------------------------

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

     2.6 Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

     3.1 Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995(1)
     3.2      Amendment to Articles of Incorporation, as filed on December 5,
              2003(1)
     3.3      Amendment to Articles of Incorporation, as filed on May 29, 2007
              (7)
     3.4      Amendment to Articles of Incorporation, as filed on August 7, 2007
              (7)
     3.5 Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (8)
     3.6      Bylaws(1)
     4.1 Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)
     4.2 Certificate of Designations of Series A Preferred Stock, filed October 10, 2007 (5)
     4.3      Common Stock Purchase Warrant A (5)
     4.4      Common Stock Purchase Warrant B (5)
     4.5      Common Stock Purchase Warrant C (5)
     10.1 Social Networking Platform License Agreement by and between Logica Holdings, Inc. and Dolphin Entertainment, Inc. dated May 28, 2008.
              (9)
     10.2 Merger and Stock Purchase Agreement, dated as of June 23, 2008, by and among Logica Holdings, Inc., Dolphin Digital Media, Inc. and William O'Dowd, IV. (10)
     10.3 Post-Closing Agreement, dated as of June 23, 2008, by and between Logica Holdings, Inc., Dolphin Digital Media, Inc. and William O'Dowd, IV. (10)
     16 Letter from SF Partnership LLP Regarding the change of independent accountants (6)
     31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

         (1) Incorporated by reference to Exhibits set forth in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.
         (2) Incorporated by reference to exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
         (3) Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.
         (4) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.
         (5) Incorporated by reference to exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.
         (6) Incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 13, 2007.
         (7) Incorporated by reference to Exhibits set forth in the Company's Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.
         (8) Incorporated by reference to Exhibits set forth in the Company's Form 10-Q for the three months ended June 30, 2008, filed with the Securities and Exchange Commission on August 18, 2008.
         (9) Incorporated by reference to Exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2008.
         (10) Incorporated by reference to Exhibits set forth in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         ---------------------------------------

         The following table shows the fees that we paid or accrued for the audit and other services provided by our independent auditors for the periods set forth.

                                                            Year         Year
                                                            Ended        Ended
                                                         12/31/2008   12/31/2007
                                                         ----------   ----------
Audit Fees............................................   $   37,000   $   18,750
Audited-Related Fees..................................       10,000        6,500
Tax Fees..............................................         --           --
All Other Fees........................................        4,000       15,000
                                                         ----------   ----------
          Total.......................................   $   51,000   $   40,250

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


DOLPHIN DIGITAL MEDIA, INC.


                                         By:    /s/ William O'Dowd IV
                                                --------------------------------
                                                William O'Dowd IV
                                                Chief Executive Officer

                                         Dated: April 14, 2009

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                         By:    /s/ William O'Dowd IV
                                                --------------------------------
                                                William O'Dowd IV
                                                Chairman, Chief Executive
                                                Officer and President
                                                (principal executive officer
                                                and principal financial officer)


                                         Dated: April 14, 2009



                                         By:    /s/ Michael Espensen
                                                --------------------------------
                                                Michael Espensen
                                                Director



                                         Dated: April 14, 2009

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
====================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Dolphin Digital Media, Inc., and Subsidiaries


We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc., and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years period ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc., and Subsidiaries as of December 31, 2008 and 2007, and the results of their consolidated operations and their cash flows for each of the two years period then ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2008 and 2007 the Company has a deficit accumulated during the development stage of approximating $11,000,000 and current liabilities exceed current assets by approximating $1,300,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.



/s/ Jewett, Schwartz, Wolfe & Associates
----------------------------------------
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 13, 2009




           200 South Park Road, SUITE 150 o HOLLYWOOD, FLORIDA 33021
                o TELEPHONE (954) 922-5885 o FAX (954) 922-5957
          MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
              o FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
  PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA o REGISTERED WITH THE PUBLIC
                 COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC


                DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                           December 31,    December 31,
                                                                               2008            2007
                                                                           ------------    ------------
                                   ASSETS
CURRENT ASSETS
  Cash                                                                     $     51,014    $     37,150
  Inventory                                                                      94,048           2,229
  Prepaid expenses                                                                   69             468
  Other current assets                                                              678          11,896
                                                                           ------------    ------------
TOTAL CURRENT ASSETS                                                            145,809          51,743

Property, plant and equipment                                                    64,789          93,803
Intangible assets                                                               654,538         129,135
                                                                           ------------    ------------
TOTAL ASSETS                                                               $    865,136    $    274,681
                                                                           ============    ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                         $    862,742    $    223,891
  Accured liabilities                                                            10,375            --
  Other current liabilities                                                      64,532           8,037
  Advances to related parties                                                   578,381            --
                                                                           ------------    ------------
TOTAL CURRENT LIABILITIES                                                     1,516,030         231,928

TOTAL LIABILITIES                                                             1,516,030         231,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred share capital $0.001 par value, 10,000,000
  shares authorized, 500,000 issued and outstanding                                 500             500
  Common Share Capital, $0.015 par value, 100,000,000 shares authorized;
  49,236,904 and 20,500,642 shares issued and outstanding as of
   December 31, 2008 and 2007, respectively                                     738,553         307,565
  Additional paid-in capital                                                 10,001,754       7,941,022
  Deferred compensation                                                            --          (254,072)
  Accumulated other comprehensive loss                                         (140,692)       (100,025)
  Accumulated deficit                                                       (11,251,009)     (7,852,237)
                                                                           ------------    ------------

TOTAL SHAREHOLDERS' DEFICIT                                                    (650,894)         42,753
                                                                           ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $    865,136    $    274,681
                                                                           ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007



                                                       2008            2007
                                                   ------------    ------------
REVENUES:
   Revenues                                        $    914,551    $    218,980

Cost of sales                                           346,406         118,529
                                                   ------------    ------------

GROSS PROFIT                                            568,145         100,451
                                                   ------------    ------------

OPERATING EXPENSES:
   General and administrative                         1,951,852       2,079,640
   Legal and professional fees                        1,387,040         678,429
   Depreciation                                          32,328          24,925
   Impairment of intangible assets                         --           537,302
   Impairment of goodwill                                  --         4,999,724
   Amortization of deferred compensation                254,072          49,614
                                                   ------------    ------------
         Total operating expenses                     3,625,292       8,369,634
                                                   ------------    ------------

OPERATING LOSS                                       (3,057,147)     (8,269,183)
                                                   ------------    ------------

OTHER (INCOME) AND EXPENSES:
   Interest income                                         --               (28)
   Interest expense                                      38,458         121,151
   Liquidated damages                                   262,500            --
                                                   ------------    ------------
        Total other expense                             300,958         121,123

NET LOSS BEFORE DISCONTINUED OPERATIONS              (3,358,105)     (8,390,306)
                                                   ------------    ------------

DISCONTINUED OPERATIONS
   Gain from discontinued operations                       --            31,666
   Gain on sale of subsidiaries                            --         1,341,649
                                                   ------------    ------------
NET LOSS FROM DISCONTINUED OPERATIONS                      --         1,373,315
                                                   ------------    ------------

NET LOSS                                             (3,358,105)     (7,016,991)

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment              (40,667)       (125,196)
                                                   ------------    ------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)            $ (3,398,772)   $ (7,142,187)
                                                   ============    ============

Basic and Diluted (Loss) per Share -
 from continued operation                                 (0.10)          (0.92)
Basic and Diluted Earnings per Share -
 from discontinued operation                               0.00            0.15
                                                   ------------    ------------
Basic and Diluted (Loss) per Share                 $      (0.10)   $      (0.77)
                                                   ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding for
the Year                                             35,521,287       9,164,042
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                        DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007
-----------------------------------------------------------------------------------------------------------------------------------

                      Preferred Stock        Common Stock       Additional                 Accumulated                     Total
                    -------------------  --------------------    Paid-in      Deferred    Comprehensive   Accumulated  Stockholders
                      Shares     Amount    Shares     Amount     Capital    Compensation   Loss / Gain      Defecit       Deficit
                    ----------  -------  ----------  --------  -----------  ------------  -------------  ------------  ------------
Balance
December 31, 2006    1,000,000  $ 1,000   2,178,467  $ 32,677  $ 1,208,726  $       --    $      25,171  $   (710,050) $    557,524
                    ==========  =======  ==========  ========  ===========  ============  =============  ============  ============
 Return of
  Preferred Shares  (1,000,000)  (1,000)       --        --          1,000          --             --            --            --

 Issuance of
  Preferred Shares     500,000      500        --        --        499,500          --             --            --         500,000

 Debt Conversion          --       --     5,199,343    77,986    2,795,000          --             --            --       2,872,986

 Shares Issued for
  Reverse Merger          --       --    12,000,000   180,000     (180,000)         --             --            --            --

 Shares issued for
 Services & Payables      --       --     1,122,832    16,902      519,004          --             --            --         535,906

 Forgiveness of Debt      --       --          --        --      1,261,258          --             --            --       1,261,258

 Reverse Merger -
  Goodwill                --       --          --        --      4,999,724          --             --            --       4,999,724

 Reverse Merger           --       --          --        --     (2,311,629)         --             --            --      (2,311,629)

 Disposal of
  Australian
  Subsidiaries            --       --          --        --       (955,247)         --             --            --        (955,247)

 Warrants                 --       --          --        --        103,686      (103,686)          --            --            --

  Deferred
   Compensation           --       --          --        --           --        (200,000)          --            --        (200,000)

 Amortization of
  Deferred
  Compensation            --       --          --        --           --          49,614           --            --          49,614

 Comprehensive
  Loss / Gain             --       --          --        --           --            --         (125,196)         --        (125,196)

 Net loss for the
  year ended
  December 31, 2007       --       --          --        --           --            --             --      (7,142,187)   (7,142,187)
                    ----------  -------  ----------  --------  -----------  ------------  -------------  ------------  ------------
Balance
 December 31, 2007     500,000  $   500  20,500,642  $307,565  $ 7,941,022  $   (254,072) $    (100,025) $ (7,852,237) $     42,752
                    ==========  =======  ==========  ========  ===========  ============  =============  ============  ============

 Shares Issued
  for Cash                --       --       300,000     4,500       25,500          --             --            --          30,000

 Shares Issued for
  Liquidated Damages      --       --       187,500     2,813      259,688          --             --            --         262,501

 Shares Issued for
  Acquisitions            --       --    24,063,735   360,956     (360,956)         --             --            --            --

 Shares issued for
  Services & Payables     --       --       272,021     4,024      238,693          --             --            --         242,717

 Shares issued for
  Debt Conversion         --       --     3,913,006    58,695    1,897,808          --             --            --       1,956,503

  Deferred
   Compensation           --       --          --        --           --            --             --            --            --

 Amortization of
  Deferred Compensation   --       --          --        --           --         254,072           --            --         254,072

 Comprehensive
  Loss / Gain             --       --          --        --           --            --          (40,667)         --         (40,667)

 Net loss for the
  year ended
  December 31, 2008       --       --          --        --           --            --             --      (3,398,772)   (3,398,772)
                    ----------  -------  ----------  --------  -----------  ------------  -------------  ------------  ------------
Balance
 December 31, 2008     500,000  $   500  49,236,904  $738,553  $10,001,755  $       --    $    (140,692) $(11,251,009) $   (650,894)
                    ==========  =======  ==========  ========  ===========  ============  =============  ============  ============

                                  See accompanying notes to consolidated financial statements.

                                                               F-4

                  DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


                                                          2008          2007
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $(3,398,772)  $(8,390,306)
  Adjustments to reconcile net loss to net cash
     (used in) operating activities:
  Gain from discontinued operations                          --       1,373,315
  Depreciation and amortization                            32,328        24,925
  Common stock issued for compensation                       --         359,906
  Amortization of Stock Compenstaion                      254,072          --
  Common stock issued for liquidated damages              262,501          --
  Common stock issued for services rendered               242,717          --
  Impairment of goodwill                                     --       4,999,724
  Impairment of intangible assets                            --         537,303
  Changes in assets and liabilities:
    Accounts receivables                                     --             196
    Inventory                                             (91,819)         --
    Prepaid expenses                                          399         5,004
    Other current assets                                   11,218        11,896
    Accounts payable                                      638,850       207,422
    Other current liabilities                              66,870         8,036
    Accrued expenses                                         --         (39,000)
    Discontinued operations, net                             --          31,666
                                                      -----------   -----------
          Net cash used in operating activities        (1,981,636)     (869,913)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                  (3,314)      (88,389)
    Purchase of Intangible Asset                         (525,403)     (129,135)
                                                      -----------   -----------
          Net cash used in investing activities          (528,717)     (217,524)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from related parties                          578,381          --
   Proceeds from the issuance of preferred stock             --         500,000
   Proceeds from issuances of notes payables            1,956,503     2,840,892
   Proceeds from the issuance of common stock              30,000          --
   Proceeds from discontinued operations, net                --      (2,097,406)
                                                      -----------   -----------
          Net cash provided by financing activities     2,564,884     1,243,486
                                                      -----------   -----------

EXCHANGE RATE (LOSS) GAIN                                 (40,667)     (125,196)

INCREASE IN CASH                                           13,864        30,853
CASH, BEGINNING OF YEAR                                    37,150         6,297
                                                      -----------   -----------
CASH, END OF YEAR                                     $    51,014   $    37,150
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                         $    38,458   $   121,151
                                                      ===========   ===========
Income taxes paid                                     $      --     $      --
                                                      ===========   ===========

NON CASH FINANCING AND INVESTING :
Conversion of debt into common shares                 $ 1,956,503   $ 2,872,968
                                                      ===========   ===========
Common stock issued for liquidated damages            $   262,501   $      --
                                                      ===========   ===========
Conversion of accounts payable into common shares     $   242,717   $   206,000
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


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

Dolphin Digital Media (Canada) Inc (Former Plays On The Net Inc) was incorporated in Ontario (Canada) on July 27 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties. The Company changes it name on October 28, 2008.

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

Dolphin Digital Media Inc (Delaware subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc but solely upon and in connection the creation, promotion and operation of its Internet social networking websites.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has yearend losses from operations for 2008 and 2007. During the year ended December 31, 2008 the Company recorded an accumulated deficit of approximating $11,000,000. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


NOTE 3 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation
---------------------------

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, Anne's World Limited, Curtain Rising Inc and Dolphin Digital media Inc. for the period January 1, 2008 to December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to December 31, 2008 presentations.

Revenue Recognition
-------------------

The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At December 31 2008, the value of the company's inventory was $ 94,048.

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

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                         Depreciation/
                                                         Amortization
                              Asset Category                Period
           ----------------------------------------    ---------------
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

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


Loss per share
--------------

The Company has adopted SFAS 128, "Earnings per Share." ("SFAS 128"), Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2008 and 2007, were 4,100,000 warrants, respectively. There were no dilutive securities outstanding for the period ended December 31, 2008.

Business Segments
-----------------

The Company operates the following business segments:

     1) Dolphin Digital Media (USA): The Company's primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com, DolphinSurf.com and Dolphinsurfkids.com.

     2) Dolphin Digital Media (Canada): The Company's primary business model is monthly and annual membership fees in Canada for subscription to Dolphinsecure.com, DolphinSurf.com and Dolphinsurfkids.com. The Company's secondary business model is web design for third parties.

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

Recent Accounting Pronouncements
--------------------------------

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.


Employers' Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


amends FASB Statement No. 132(R) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles
(GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated
Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets." EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 ("EITF No. 08-6"), "Equity Method Investment Accounting Considerations." EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 ("EITF No. 08-5"), "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement." This FSP determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

     a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
     b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
     c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company has fixed assets as of December 31, 2008 and 2007 as follows:


                                                 December 31,      December 31,
                                                -------------------------------
                                                     2008              2007
                                                -------------     -------------


              Property, plant and equipment     $     122,042     $     118,728
              Accumulated depreciation                (57,253)          (24,925)
                                                -------------     -------------


              Total                             $      64,789     $     93,803
                                                =============    =============

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


Depreciation Expense is $32,328 for December 31, 2008.


NOTE 5 - INTANGIBLE ASSETS

The Company has intangible assets as of December 31, 2008 and 2007 as follows:

                                                 December 31,      December 31,
                                                -------------------------------
                                                     2008              2007
                                                -------------     -------------

              Novell access manager             $      99,211     $      99,211
              Other intangible assets                  29,924            29,924

              DolphinSecure Websites                  525,403                 -
                                                -------------     -------------


              Total                             $     654,538     $     129,135
                                                =============     =============

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


NOTE 6 - NOTES PAYABLE

During 2008, the Company has received proceeds of $ 1,956,503 from notes payable. This debt was converted into 3,913,006 shares of common stock at a price of $0.50 per share. The basic terms of this convertible loan note were as follows:

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

NOTE 7 - LICENSING AGREEMENTS

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

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


NOTE 8 - STOCKHOLDERS EQUITY

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

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


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

     23. On January 14 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement. The Dollar value of this transaction was $ 262,500.

     24. On February 14 2008, the Company issued 300,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $150,000.

     25. On March 3 2008, the Company issued 1,000,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $500,000.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


     26. On April 29, 2008, the Company issued 2,560 common shares for debt conversion at $ .50 cents per share. The value of the debt was $1,260.

     27. On May 1st 2008, the company issued to T Squared Investments LLC 300,000 common shares of Dolphin Digital Media Inc for a consideration of $ .10 per share, the total consideration was $30,000.

     28. On May 1, 2008, the Company issued 25,000 common shares for $ .50 for $ 12,500 of marketing & consulting services rendered.

     29. On June 6, 2008, the Company issued 25,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $12,500.

     30. On June 6, 2008, the Company issued 43,518 common shares at $ .50 for $21,704 of consulting services rendered to the Company.

     31. On June 17, 2008, the Company issued 203,504 common shares for $ 1.02 for $208,513 of marketing & consulting services rendered.

     32. On June 19, 2008, the Company issued 557,335 common shares for debt conversion at $ .50 cents per share. The value of the debt was $278,668.

     33. On June 23 2008 the Company issued 24,063,735 common shares for the acquisition of Dolphin Digital Media Inc.

     34. On September 30 2008, the Company issued 1,463,922 common shares for debt conversion at $ .50 cents per share. The value of the debt was $ 731,961.

     35. On December 31, 2008, the Company issued 564,188 common shares for debt conversion at $ .50 cents per share. The value of the debt including accrued interest was $ 282,094.

During 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the year ended December 31, 2008, the Company has recognized consulting expense of $ 297,684 under the agreement. During the year 2008 the Company has recorded deferred stock compensation of $ 254,072.

In June of 2008, the Company obtained an exclusive license to Dolphin Entertainment Inc.'s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media, a newly formed Delaware corporation wholly owned by William O'Dowd, IV. At the time of

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


the acquisition, Dolphin Digital was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment's family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned's De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of Dolphin Digital at the time of the acquisition, and Dolphin Digital had not yet commenced its planned principal operations. Under the license, the Company is authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities. Net Sales is defined in the license as meaning the number of units sold by Dolphin Digital arising from the performance of the licensed activities multiplied by Dolphin Digital's established prices as published on the Dolphin Digital websites or other official Dolphin Digital pricing publications in force at the time of sale. No set-offs, third-party royalties, or deductions of any kind may be taken in the determination of net sales or the royalties due to Dolphin Entertainment.

Also, on June 23 2008 the Company purchased 100 % of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost. The total amount of issued and outstanding share for the period ended December 31, 2008 was 49,236,904.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------
        Current:                                               -              -
                                                    ------------   ------------
                                                               -              -
        Deferred benefit:                           $  4,064,000   $  2,564,000
                                                    ------------   -------------
                                                       4,064,000      2,564,000
        Valuation allowance                           (4,064,000)    (2,564,000)
                                                    ------------   ------------
        (Benefit) provision for income taxes, net   $          -   $          -
                                                    ============   ============

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------

        Combined statutory income tax rate             36.12%         36.12

        Valuation allowance                           (36.12)%       (36.12)%
                                                    ------------   ------------
        Effective tax rate                                -             -
                                                    ============   ============


Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                              December 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------

        Net operating loss carry-forward              11,251,000      7,800,000
        Valuation allowance                          (11,251,000)    (7,800,000)
                                                    ------------   ------------

                 Deferred income tax asset          $          -   $          -
                                                    ============   ============

The Company has a net operating loss carry-forward of approximately $11,251,000 available to offset future taxable income through 2028.

NOTE 10 - STOCK OPTION PLAN

          For the period ended December 31st 2008, the Company had not implemented a stock option plan

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Even though the Company has moved its headquarters to Miami, it still leases office space in Toronto (Canada) pursuant to a lease expiring June 2009.

NOTE 12 - LITIGATION

On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder's fee of $ 1,000,000 in connection with a business deal that the Company undertook. While the ultimate results of these proceedings against the Company cannot be predicted with certainty, management believes the resolution of these matters will not materially affect the accompanying consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


NOTE 13 - RELATED PARTY TRANSACTIONS

Related party transactions with Mr. William O'Dowd IV, CEO of the Company:

On July 8, 2008, Mr. William O'Dowd IV loaned the Company $70,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $3,363 and which $2,191 was paid back.

On October 6, 2008, Mr. William O'Dowd IV loaned the Company $250,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $5,903.

On December 1, 2008, Mr. William O'Dowd IV loaned the Company $50,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $417.

On December 15, 2008, Mr. William O'Dowd IV loaned the Company $200,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $889.

Related party transactions with Mr. Malcolm H. Stockdale:

The Company retained Mr. Stockdale as consultant in July of 2007 for 24 months. The agreed monthly compensation was $16,667. The Company granted 203,503 restricted shares to Mr. Stockdale in compensation of the first 12 months fees plus 10% interest. The fees amounted to $200,004, plus $8,509.43 of interest hence the average conversion rate was $1.02 per share.

Related party transactions with Anne's Diary Inc.:

The Company has a an exclusive 7 year license from Anne's Diary Inc allowing the Company to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform.

Also, Anne's Diary Inc has issued various invoices during 2008 to the Company for upgrades to the biometric login technology on the Dolphin Secure websites.

NOTE 14 - SUBSEQUENT EVENTS

Since December 31 2008, the Company has received loans that total of $463,000 from its major shareholders. These loans will be converted into common stock at $0.50 or will be repayable on demand.