Form 10-Q
period 2009-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2009-05-15
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    Form 10-Q
                                  _____________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2009

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

              804 Douglas Road, Executive Tower Building, Suite 365
                              Miami, Florida 33134
          (Address of principal executive offices, including zip code)

                                 (305) 774-0407
                         (Registrant's telephone number)

                           DOLPHIN DIGITAL MEDIA, INC.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

The number of shares of Common Stock outstanding was 51,686,904 as of May 15, 2009.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION..........................................    1

Item 1   Financial Statements...........................................    1

         Condensed Consolidated Balance Sheets .........................    1

         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 2009 and 2008 ................    2

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 2009 and 2008 ..........................    3

         Notes to Condensed Consolidated Financial Statements ..........    4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   12

Item 4T  Controls and Procedures........................................   13

PART II  OTHER INFORMATION..............................................   14

Item 1   Legal Proceedings..............................................   14

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....   14

Item 3   Defaults upon Senior Securities................................   14

Item 4   Submission of Matters to a Vote of Security Holders............   14

Item 5   Other Information  ............................................   14

Item 6   Exhibits.......................................................   15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                          March 31,     December 31,
                                                            2009            2008
                                                        ------------    ------------
                                                         (Unaudited)      (Audited)
                     ASSETS
CURRENT ASSETS
Cash                                                    $     79,745    $     51,014
Inventory                                                     94,048          94,048
Prepaid expenses                                                --                69
Other current assets                                             581             678
                                                        ------------    ------------
TOTAL CURRENT ASSETS                                         174,374         145,809
                                                        ============    ============

Property, plant and equipment                                 57,709          64,789
Intangible assets                                            715,169         654,538
                                                        ------------    ------------
TOTAL ASSETS                                            $    947,252    $    865,136
                                                        ============    ============

                  LIABILITIES
CURRENT LIABILITIES
Accounts payable                                        $  1,197,918    $    862,742
Payroll liabilities                                             --            10,375
Other current liabilities                                     38,301          64,532
Advances from related parties                                965,837         578,381
                                                        ------------    ------------
TOTAL CURRENT LIABILITIES                                  2,202,056       1,516,030
                                                        ============    ============

COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' DEFICIT

Preferred Share Capital $0.001 par value,
10,000,000 shares authorised, 500,000 issued and
outstanding as March 31, 2009 and December 31, 2008
respectively                                                     500             500
Common Share Capital, $0.015 par value,
100,000,000 shares authorized, 51,686,904
and 49,236,904 issued and outstanding as of
March 31 2009 and December 31 2008, respectively             775,303         738,553
Additional paid-in capital                                10,635,004      10,001,754
Accumulated deficit                                      (12,535,683)    (11,251,009)
Accumulated other comprehensive loss                        (129,928)       (140,692)
                                                        ------------    ------------
Total Stockholders' Deficit                               (1,254,804)       (650,894)
                                                        ============    ============

Total Liabilities and Stockholders' Deficit             $    947,252    $    865,136
                                                        ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                    Condensed Consolidated Income Statements
               For the three months ended March 31 2009 and 2008.
                                   (Unaudited)

                                                     March 31,       March 31,
                                                       2009            2008
                                                   ------------    ------------


Revenues                                           $       --      $    144,270

Cost of sales                                              --            53,464
                                                   ------------    ------------
GROSS PROFIT                                               --            90,806
                                                   ============    ============
OPERATING EXPENSES:
Expenditures:
General and administrative                            1,111,982         551,594
Legal and professional fees                             143,358          26,886
Depreciation                                              7,080           8,455
Amortization of deferred compensation                      --            74,422
                                                   ------------    ------------
Total operating expenses                              1,262,420         661,357
                                                   ============    ============

OPERATING LOSS                                     $ (1,262,420)   $   (570,551)
                                                   ============    ============

Other expenses
Interest expense                                         22,254           5,157
Liquidated damages                                         --           262,500
                                                   ------------    ------------
Total other expenses                               $     22,254    $    267,657
                                                   ============    ============

NET LOSS                                           $ (1,284,674)   $   (838,208)
                                                   ============    ============

Foreign currency translation adjustments           $     10,764    $   (120,693)
                                                   ============    ============

Total other comprehensive income (loss)            $ (1,273,910)   $   (958,901)
                                                   ============    ============

Basic and Diluted Loss per Share                   $      (0.03)   $      (0.04)
                                                   ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding during
the Period                                           49,236,904      20,949,773
                                                   ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                   Unaudited Condensed Statements of Cashflow
                   For the period ended March 31 2009 and 2008

                                                       March 31,      March 31,
                                                         2009           2008
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,284,674)   $  (838,208)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                           7,080          8,455
    Common Stock issued for compensation                    --           74,422
    Equity Issued - Liquidated Damages                      --          262,500
    Equity Issued - Services Rendered                    370,000           --
    Accrued Interest                                      21,456           --
  Changes in operating assets and liabilities
    Prepaid expenses                                          69         (9,301)
    Other current assets                                      97         11,757
    Inventory                                               --             (163)
    Accounts payable                                     335,178         11,920
    Other current liabilities                            (36,608)          --
    Accrued expenses                                        --            2,356
                                                     -----------    -----------
    Net cash used in operating activities               (587,402)      (476,262)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of intangible assets                        (60,631)        (3,448)
                                                     -----------    -----------
    Net cash from (used in) investing activities         (60,631)        (3,448)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                          366,000           --
  Proceeds from note payable                             300,000        650,000
                                                     -----------    -----------
    Net cash provided by financing activities            666,000        650,000
                                                     -----------    -----------

Effects of translation on cash:                           10,764        (20,668)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 28,731        149,622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            51,014         37,150
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    79,745    $   186,772
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                      $       798    $     5,157
                                                     ===========    ===========
  Income taxes                                       $      --             --
                                                     ===========    ===========

  Non cash financing and investing:
  Conversion of debt to equity                       $   300,000    $      --
                                                     ===========    ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Basis of Presentation and Organization
--------------------------------------

Dolphin Digital Media Inc. (the "Company"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008 the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc.

Dolphin Digital Media Inc. is a holding company whose primary focus is in the e-commerce and information technology sector. Dolphin Digital Media Inc. (Delaware subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc. but solely upon and in connection the creation, promotion and operation of its Internet social networking websites.

Plays On The Net Plc was incorporated in London (United Kingdom) on May 23, 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book and audio downloads and all-round theatre information site.

Dolphin Digital Media (Canada) Inc (formerly Plays On The Net Inc.) was incorporated in Ontario (Canada) on July 27, 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties. The company changes it name on October 28, 2008.

Anne's World Limited was incorporated in Ontario (Canada) on August 3, 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.

Curtain Rising Inc. was incorporated in Ontario (Canada) on October 19, 2006. The company's main activity is an online database for theatres and a bi-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.


NOTE 2 INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2008.

NOTE 3 GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period ended March 31, 2009. During the three months period ended March 31, 2009 the Company recorded an accumulated deficit of $12,535,683. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
--------------------------------

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its condensed consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets." EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its condensed consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 ("EITF No. 08-6"), "Equity Method Investment Accounting Considerations." EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its condensed consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's condensed consolidated financial condition or results of operations.

Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 ("EITF No. 08-5"), "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement." This FSP determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its condensed consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its condensed consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its condensed consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock." EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its condensed consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its condensed consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its condensed consolidated financial statements. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's condensed consolidated financial condition or results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) has on its condensed consolidated results of operations and financial condition. The impact of adoption was not material to the Company's condensed consolidated financial condition or results of operations.

Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its condensed consolidated results of operations and financial condition. The impact of adoption was not material to the Company's condensed consolidated financial condition or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its condensed consolidated financial condition, results of operations, cash flows or disclosures.


NOTE 5 - NOTES PAYABLE

During the three months ended March 31, 2009, the Company has received proceeds of $666,000 from notes payable.

   1) $300,000 of this debt was converted into 600,000 shares of common stock at a price of $0.50 per share and issued to a non affiliate of the Company. No interest was accrued as it was agreed to convert the loans on receipt of the funds.

   2) $366,000 of this debt has not been converted into common restricted stock. These funds were received from the Company's CEO. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O'Dowd IV, including interest, was $965,837 (principal of $936,000 and interest of $29,837).

NOTE 6 - LICENSING AGREEMENTS

The Company recognizes a monthly payment of $16,667 per month to Anne's Diary Inc. in respect of the seven year license to exploit the annesdiary.com website and technology.

The Company also recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment's brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities.


NOTE 7 - STOCKHOLDERS EQUITY


Common Stock


   1. On March 31, 2009, the Company issued 1,850,000 common restricted shares at $ .20 per share for services render to the Company valued at $370,000.

   2. On March 31, 2009, the Company issued 600,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $300,000.


NOTE 8 - LITIGATION

On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder's fee of $ 1,000,000 in connection with a business deal that the Company undertook. While the ultimate results of these proceedings against the Company cannot be predicted with certainty, management believes the resolution of these matters will not materially affect the accompanying condensed consolidated financial statements.


NOTE 9 SUBSEQUENT EVENTS

Since March 31, 2009 the Company has received funds totaling $225,000. This will be repayable on demand or will be treated as a convertible loan note and will accrue interest at a rate of 10% per annum.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results for the three months ended March 31, 2009.

Revenues for the three months ended March 31, 2009 decreased by $144,270 from $144,270 for the three months ended March 31, 2008 to $0 for the three months ended March 31, 2009 due to the fact there was no web development services carried out for third parties and also the Company launched its DolphinSecure, Dolphin Surf and Dolphin Surf Kids websites on April 9, 2009.

The cost of sales for the period ended March 31, 2009 was $0 opposed to $53,464 for the period March 31, 2008. The $53,464 decrease was entirely due to the fact that the Company did not carry out an website development for third parties this quarter.

The Company's general and administration costs increased by $560,388 from $551,594 to $1,111,982 as a result of increased in marketing costs and legal and professional fees.

The total expenditure for the three months ended March 31 2009 was $1,262,420 opposed to $ 661,357 for the quarter ended March 31 2008. The $601,063 increase was due an increase in marketing costs and legal and professional fees.

The Company accrued $22,254 in interest for the period ended March 31, 2009, opposed to $5,157 paid in the same period of 2008 due to the increase in loan notes to related parties carrying a 10% coupon.

The Company's accumulated other comprehensive loss show a decrease of $10,764 and an increase of $120,693 due to changes in the foreign currency translations from US Dollar to Canadian Dollar in the first quarters of 2009 and 2008 respectively.

The net loss was $1,284,674 or $(0.03) per share based on 49,236,904 weighted average shares outstanding for the three months ended March 31, 2009 compared to a loss of $838,208 or $(0.04) per share based on 20,949,773 weighted average shares outstanding for the three months ended March 31, 2008.

Liquidity and Capital Resources

Through the three months ended March 31, 2009 we have relied on advances of $666,000 from our principal funders, of which $300,000 has been converted into restricted common stock at $0.50 per share. As of March 31, 2009, we had cash of $79,745 and a working capital deficit of $2,027,682.

Our long term growth lies in the following:

       1) The continuous introduction of new digital media products. These products will be driven by the core security technology through the utilization of the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement for all past, present and future brands and an exclusive 7 year license from Weblock Inc. (formerly Anne's Diary Inc.) allowing us to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties, we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.

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

We have currently outstanding options and warrants to purchase shares of our Common Stock. If all such options and warrants were exercised we would received a total of $5,440,000.

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

ITEM 4T.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, and with the participation of our consultant who also provides outsourced accounting services to us, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       1. On March 31, 2009, the Company issued 1,850,000 common restricted shares at $ .20 per share for services render to the Company valued at $370,000.

       2. On March 31, 2009, the Company issued 600,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $300,000.

The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibits required by Item 601 of Regulation S-B

31.1   Form 302:    Certification of Chief Executive Officer
32.1   Form 906:    Certification of Chief Executive Officer and Principal
                    Financial Officer

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2009.

                                                     Dolphin Digital Media Inc.


                                                     By:/s/ William O'Dowd IV
                                                        ---------------------
                                                     Name: William O'Dowd IV
                                                     Chief Executive Officer