Form 10-Q
period 2009-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2009-08-19
CIK 1282224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 000-50621

                           DOLPHIN DIGITAL MEDIA INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                    86-0787790
    (State of incorporation)                (I.R.S. employer identification no.)

   804 Douglas Road, Executive Tower Building, Suite 365, Miami, Florida 33134
          (Address of principal executive offices, including zip code)

                                 (305) 774-0407
                         (Registrant's telephone number)

                           DOLPHIN DIGITAL MEDIA, INC.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [_]

Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

The number of shares of Common Stock outstanding was 53,695,107 as of August 19, 2009.

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................1

ITEM 1.   FINANCIAL STATEMENTS.................................................1
ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND........8
ITEM 4T.  CONTROLS AND PROCEDURES.............................................10

PART II - OTHER INFORMATION...................................................11

ITEM 1.   LEGAL PROCEEDINGS...................................................11
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........11
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12
ITEM 5.   OTHER INFORMATION...................................................12
ITEM 6.   EXHIBITS............................................................12


                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                         June 30,       December 31,
                                                           2009            2008
                                                       ------------    ------------
                                                       (Unaudited)       (Audited)
                     ASSETS
Current
Cash                                                   $    262,099    $     51,014
Inventory                                                    96,605          94,048
Prepaid Expenses                                               --                69
Other Current assets                                            599             678
                                                       ------------    ------------
Total Current Assets                                        359,303         145,809
                                                       ============    ============

Property, Plant and equipment                                54,667          64,789
Intangible Assets                                           903,772         654,538
                                                       ------------    ------------
Total Assets                                           $  1,317,742    $    865,136
                                                       ============    ============

                  LIABILITIES
Current
Accounts payable                                       $  1,500,857    $    862,742
Payroll Liabilities                                          18,026          10,375
Other current liabilities                                    30,467          64,532
Advances from Related Parties                             1,061,768         578,381
                                                       ------------    ------------
Total Current Liabilities                                 2,611,118       1,516,030
                                                       ============    ============


             STOCKHOLDERS' DEFICIT


Common Share Capital, $0.015 par value,
 100,000,000 shares authorized, 53,695,107 issued
 and outstanding as of June 30, 2009 and 49,236,904
 issued and outstanding as of December 31 2008              805,426         738,553
Preferred Share Capital $0.001 par value, 10,000,000
 shares authorized, none issued and outstanding                 500             500
Additional Paid-In Capital                               11,248,080      10,001,754
Accumulated Deficit                                     (13,228,557)    (11,251,009)
Comprehensive Loss / Income                                (118,825)       (140,692)
                                                       ------------    ------------
Total Stockholders' Deficit                              (1,293,376)       (650,894)
                                                       ============    ============

Total Liabilities and Stockholders' Deficit            $  1,317,742    $    865,136
                                                       ============    ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
               Unaudited Condensed Consolidated Income Statements
           For the three and six months ended June 30, 2009 and 2008.

                                       For the three months ended       For the six months ended
                                      ----------------------------    ----------------------------
                                                 June 30,                        June 30,
                                      ----------------------------    ----------------------------
                                          2009            2008            2009            2008
                                      ------------    ------------    ------------    ------------
Revenues                              $       --      $    192,328    $       --      $    337,022

Cost of Sales                                 --            73,036            --           126,862
                                      ------------    ------------    ------------    ------------
Gross Profit                                  --           119,292            --           210,160
                                      ============    ============    ============    ============

Expenditures:
General and Administrative                 602,060         828,394       1,714,042       1,382,455
Legal and Professional Fees                 60,349         156,350         203,707         198,941
Depreciation                                 7,531           8,480          14,611          16,835
Amortization of Stock Compensation            --            74,421            --           148,843
                                      ------------    ------------    ------------    ------------
Total Expense                              669,940       1,067,645       1,932,360       1,747,074
                                      ============    ============    ============    ============

Loss from Operations                  $   (669,940)   $   (948,353)   $ (1,932,360)   $ (1,536,914)
                                      ============    ============    ============    ============

Other Expenses
Interest Income                                 (3)           (111)             (3)            (18)
Interest Expense                            22,937          10,701          45,191          15,883
Liquidated Damages                            --              --              --           262,500
                                      ------------    ------------    ------------    ------------
Total Other Expenses                  $     22,934    $     10,590    $     45,188    $    278,365
                                      ============    ============    ============    ============

Net (Loss) / Profit from operations   $   (692,874)   $   (958,943)   $ (1,977,548)   $ (1,815,279)
                                      ============    ============    ============    ============


Foreign Currency Adjustments          $     11,103    $    (10,490)   $     21,867    $    (10,178)
                                      ============    ============    ============    ============

Comprehensive (Loss) / Profit         $   (681,771)   $   (969,433)   $ (1,955,681)   $ (1,825,457)
                                      ============    ============    ============    ============


Basic and Diluted Loss per Share      $      (0.01)   $      (0.04)   $      (0.04)   $      (0.08)
                                      ============    ============    ============    ============

Basic and Diluted Weighted Average
Number of Shares Outstanding during
the Period                              51,412,261      23,625,658      52,942,556      22,517,594
                                      ============    ============    ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
                        Unaudited Statements of Cashflow
                   For the period ended June 30 2009 and 2008


                                                       June 30,       June 30,
                                                         2009           2008
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,977,548)   $(1,815,279)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          14,611         16,835
    Amortization of common stock compensation            148,843
    Common Stock issued for compensation                    --          230,311
    Equity Issued - Liquidated Damages                      --          262,500
    Equity Issued - Services Rendered                    370,000           --
  Changes in operating assets and liabilities
    Increase/(Decrease) in prepaid expenses                   69           (104)
    Increase/(Decrease) in other current assets               79         11,169
    Increase/(Decrease) in Inventory                      (2,557)       (98,768)
    Increase/(Decrease) in accounts payable              638,115        165,583
    Increase/(Decrease) in other current liabilites      (34,065)          --
    Increase/(Decrease) in accrued expenses                7,651         87,522
                                                     -----------    -----------
    Net Cash  Used In Operating Activities              (983,645)      (991,388)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of computers                                 (4,489)          --
    Purchase of intangible assets                       (249,233)        (3,448)
                                                     -----------    -----------
    Net Cash From (Used In) Investing Activities        (253,722)        (3,448)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible notes payable
    Proceeds from sale of common stock                   643,199        942,448
    Advances from Related Parties                        483,387         30,000
    Proceeds from note payable                           300,000           --
                                                     -----------    -----------
    Net Cash Provided By Financing Activities          1,426,586        972,448
                                                     -----------    -----------

EXCHANGE RATE LOSS                                        21,866        (10,178)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                211,085        (32,566)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            51,014         37,150
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   262,099    $     4,584
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Interest paid                                    $    45,185    $     5,157
                                                     ===========    ===========
    Conversion of debt to equity                     $   300,000    $      --
                                                     ===========    ===========
    Conversion of accounts payable to equity         $   370,000    $      --
                                                     ===========    ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                   DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Dolphin Digital Media, Inc. is scheduled to launch its signature product, Dolphin Secure, during the upcoming Back-to-School season. Dolphin Secure is a groundbreaking family Internet solution that gives parent the tools to protect their children from online threats such as cyberbullying and unsolicited chat requests while they are using their home computers. Children registered within Dolphin Secure automatically become members of Dolphin Surf, which is a customizable gateway to the Internet with full social networking capabilities, wherein the children can establish profiles, search for friends, IM one another, write blogs, upload photos, and play games.

Dolphin Digital Media Inc.(Delaware subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc. but solely upon and in connection with the creation, promotion and operation of its Internet social networking websites.

Plays On The Net Plc was incorporated in London (United Kingdom) on May 23, 2006. The company began as an online database for unpublished playwrights. A platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, it has since grown into an extensive retail site for book and audio downloads and all-round theatre information site.

Dolphin Digital Media (Canada) Inc (formerly Plays On The Net Inc.) was incorporated in Ontario (Canada) on July 27, 2006. It is a fully owned subsidiary of Plays On the Net Plc and is considered as the North American arm of its parent company which also develops from time to time websites for sale to third parties. The company changed its name on October 28, 2008.

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

NOTE 2 INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2008.

NOTE 3 GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period ended June 30, 2009. During the six months period ended June 30, 2009 the Company recorded an accumulated deficit of $13,228,557. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"(SFAS
161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

Business Combinations
---------------------

NOTE 5 - NOTES PAYABLE

During the six months ended June 30, 2009, the Company has received proceeds of $666,000 from notes payable.

1. $300,000 of this debt was converted into 600,000 shares of common stock at a price of $0.50 per share and issued to a non affiliate of the Company. No interest was accrued as it was agreed to convert the loans on receipt of the funds.

2. $366,000 of this debt has not been converted into common restricted stock. These funds were received from the Company's CEO. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O'Dowd IV, including interest, was $1,061,768 (principal of $1,009,000 and interest of $57,768).

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

Common Stock
------------

1. On March 31, 2009, the Company issued 1,850,000 common restricted shares at $ .20 per share for services render to the Company valued at $370,000.

2. On March 31, 2009, the Company issued 600,000 common shares for debt conversion at $ .50 cents per share. The value of the debt was $300,000.

3. On April 9, 2009 the Company sold 256,410 shares of common for $100,000 ($.39 per share). In addition the Company issued 128,205 common stock warrants with an exercise price of $.80

4. On April 10, 2009 the Company sold 1,000,000 shares of common for $250,000 ($.25 per share).

5. On April 14, 2009 the Company sold 67,103 shares of common for $26,170 ($.39 per share). In addition the Company issued 33,552 common stock warrants with an exercise price of $.80.

6. On April 17, 2009 the Company sold 6,485 shares of common for $2,529 ($.39 per share). In addition the Company issued 3,243 common stock warrants with an exercise price of $.80.

7. On May 20, 2009 the Company sold 128,205 shares of common for $50,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.

8. On June 10, 2009 the Company sold 50,000 shares of common for $19,500 ($.39 per share). In addition the Company issued 25,000 common stock warrants with an exercise price of $.80.

9. On June 30, 2009 the Company sold 500,000 shares of common for $195,000 ($.39 per share). In addition the Company issued 250,000 common stock warrants with an exercise price of $.80.

NOTE 8 -  SUBSEQUENT EVENTS

In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80.

On August 4, 2009 the Company reached a settlement with its former President. The Company has agreed that Mr. Baldassare was terminated without cause and the Company has agreed to pay him the following:

On signing of the settlement agreement $15,000 and 500,000 shares of the Company's common stock. For each of the fourteen following months $10,000 per month totaling $140,000. Within a 180 days of signing the agreement an additional 250,000 shares of the Company's common stock if the common stock maintains a average price of $.75 or greater for a 10 day period between the 120 day and 180 day or the agreement. If the shares Company's common stock maintains an average price of $1.00 or greater for a 10 day period between the 120 day and 180 day or the agreement the Company is obligated to issue 100,000 shares of common stock. If the Company delivers the 100,000 shares of common stock it shall not be required to issue the 250,000 shares of common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results for the three months ended June 30, 2009.
-------------------------------------------------

Revenues for the three months ended June 30, 2009 decreased by $192,328 from $192,328 for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009 due to the fact there was no web development services carried out for third parties. The Company expects to begin generating revenues from DolphinSecure, Dolphin Surf and Dolphin Surf Kids websites during the upcoming Back-to-School season.

The cost of sales for the period ended June 30, 2009 was $0 opposed to $73,036 for the period June 30, 2008. The $73,036 decrease was entirely due to the fact that the Company did not carry out a website development for third parties this quarter.

The Company's general and administration costs decreased by $226,334 from $828,394 for the three months ended June 30, 2008 to $602,060 for the three months ended June 30, 2009 as a result of decrease marketing and administrative costs.

The total expenditure for the three months ended June 30, 2009 was $669,940 opposed to $1,067,645 for the quarter ended June 30, 2008. The $397,705 decrease was due to a decrease in marketing costs and legal and professional fees.

The Company's accumulated other comprehensive loss show a decrease of $21,593 due to changes in the foreign currency translations from US Dollar to Canadian Dollar in the second quarter of 2009 and 2008 respectively.

The net loss was $681,771 or $(0.01) per share based on 51,412,261 weighted average shares outstanding for the three months ended June 30, 2009 compared to a loss of $969,433 or $(0.04) per share based on 23,625,658 weighted average shares outstanding for the three months ended June 30, 2008.

Results for the six months ended June 30, 2009.
-----------------------------------------------

Revenues for the six months ended June 30, 2009 decreased by $337,022 from $337,022 for the six months ended June 30, 2008 to $0 for the three months ended June 30, 2009 due to the fact there was no web development services carried out for third parties. The Company expects to begin generating revenues from DolphinSecure, Dolphin Surf and Dolphin Surf Kids websites during the upcoming Back-to-School season.

The cost of sales for the six months ended June 30, 2009 was $0 opposed to $126,862 for the six months June 30, 2008. The $126,862 decrease was entirely due to the fact that the Company did not carry out a website development for third parties this quarter.

The Company's general and administration costs increased by $331,587 from $1,382,455 for the six months ended June 30, 2009 to $1,714,042 for the six months ended June 30, 2009 as a result of increased in marketing and administrative costs.

The total expenditure for the six months ended June 30, 2009 was $1,932,360 opposed to $1,747,074 for the six months ended June 30, 2008. The $185,286 increase was due an increase in marketing costs and legal and professional fees.

The Company's accumulated other comprehensive loss show a decrease of $32,045 due to changes in the foreign currency translations from US Dollar to Canadian Dollar in the six months ended June 30, 2009 and 2008 respectively.

The net loss was $1,955,681 or $(0.04) per share based on 52,942,556 weighted average shares outstanding for the six months ended June 30, 2009 compared to a loss of $1,825,457 or $(0.08) per share based on 22,517,594 weighted average shares outstanding for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Through the six months ended June 30, 2009 we have relied on advances of $725,619 from our principal founders, of which $300,000 has been converted into restricted common stock at $0.50 per share. We sold a total of 2,008,203 shares of common stock for proceeds of $643,199 As of June 30, 2009, we had cash of $262,099 and a working capital deficit of $2,251,815.

Our long term growth lies in the following:
-------------------------------------------

1. The release of Dolphin Secure and the continuous introduction of new digital media products. These products will be driven by the core security technology and will utilize the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties, we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.

2. Our expanding social networking platform for secure biometric log-in internet sites for young children and young adults, should allow us to create revenues through licensing, white labeling, advertising and affiliation. We have currently outstanding options and warrants to purchase shares of our Common Stock. If all such options and warrants were exercised we would received a total of $5,846,000. It is our intention to seek additional equity or debt which we plan to use for working capital and to implement a marketing program to increase awareness of our brands and products and to expand our operations. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) who also serves as the Company's principal financial officer (PFO), has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company's CEO and PFO concluded that as of June 30, 2009 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its CEO and PFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.
-----------------------------------------------------

There have been no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. On March 31, 2009, the Company issued 1,850,000 common restricted shares at $.20 per share for services render to the Company valued at $370,000.

2. On March 31, 2009, the Company issued 600,000 common shares for debt conversion at $.50 cents per share. The value of the debt was $300,000.

3. On April 9, 2009 the Company sold 256,410 shares of common for $100,000 $.39 per share). In addition the Company issued 128,205 common stock warrants with an exercise price of $.80

4. On April 10, 2009 the Company sold 1,000,000 shares of common for $250,000 ($.25 per share).

5. On April 14, 2009 the Company sold 67,103 shares of common for $26,170 ($.39 per share). In addition the Company issued 33,552 common stock warrants with an exercise price of $.80.

6. On April 17, 2009 the Company sold 6,485 shares of common for $2,529 ($.39 per share). In addition the Company issued 3,243 common stock warrants with an exercise price of $.80.

7. On May 20, 2009 the Company sold 128,205 shares of common for $50,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.

8. On June 10, 2009 the Company sold 50,000 shares of common for $19,500 ($.39 per share). In addition the Company issued 25,000 common stock warrants with an exercise price of $.80.

9. On June 30, 2009 the Company sold 500,000 shares of common for $195,000 ($.39 per share). In addition the Company issued 250,000 common stock warrants with an exercise price of $.80.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.
----
31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 31.1 Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 32.1 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 19, 2009.

                                             Dolphin Digital Media Inc.


                                             By:      /s/ William O'Dowd IV
                                                    ---------------------------
                                             Name:  William O'Dowd IV
                                                    Chief Executive Officer