Form 10-Q
period 2009-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2009-11-23
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50621
DOLPHIN DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	86-0787790 (I.R.S. employer identification no.)
804 Douglas Road, Executive Tower Building, Suite 365, Miami, Florida 33134
(Address of principal executive offices, including zip code)
(305) 774-0407
(Registrant’s telephone number)
DOLPHIN DIGITAL MEDIA, INC.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of shares of Common Stock outstanding was 56,959,454 as of September 30, 2009.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$238,994	$51,014
Inventory	58,498	94,048
Prepaid Expenses	57,196	69
Other Current assets	599	678

Total Current Assets	355,287	145,809

Property, Plant and equipment	47,363	64,789
Intangible Assets	1,205,015	654,538

Total Assets	$1,607,665	$865,136

LIABILITIES
Current
Accounts payable	$1,700,388	$862,742
Payroll Liabilities	—	10,375
Other current liabilities	33,592	64,532
Advances from Related Parties	1,287,200	578,381
Notes payable (Net of discount of $105,000)	195,000	—

Total Current Liabilities	3,216,180	1,516,030

Long Term Liabilities
Notes payable convertible (Net of discount of $73,032)	226,968	—

Total Long Term Liabilities	226,968	—

Total Liabilities	$3,443,148	$1,516,030

STOCKHOLDERS’ DEFICIT

Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 56,959,454 issued and outstanding as of September 30, 2009 and 49,236,904 issued and outstanding as of December 31 2008	854,391	738,553
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional Paid-In Capital	12,635,445	10,001,754
Accumulated Deficit	(15,201,257)	(11,251,009)
Comprehensive Loss / Income	(124,562)	(140,692)

Total Stockholders’ Deficit	(1,835,483)	(650,894)

Total Liabilities and Stockholders’ Deficit	$1,607,665	$865,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Income Statements
For the three and nine months ended September 30, 2009 and 2008

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$—	$267,020	$—	$601,919

Cost of Sales	—	101,468	—	227,509

Gross Profit	—	165,552	—	374,410

Expenditures:
General and Administrative	1,701,461	462,193	3,415,503	1,424,333
Legal and Professional Fees	149,832	266,382	353,539	871,983
Depreciation	8,080	9,176	22,691	26,011
Amortization of Stock Compensation	—	74,421	—	223,264

Total Expense	1,859,373	812,172	3,791,733	2,545,591

Loss from Operations	$(1,859,373)	$(646,620)	$(3,791,733)	$(2,171,181)

Other Expenses
Interest Income	—	(492)	(3)	(641)
Interest Expense	113,327	4,806	158,518	20,830
Liquidated Damages	—	—	—	262,500

Total Other Expenses	$113,327	$4,314	$158,515	$282,689

Net (Loss) / Profit from operations	$(1,972,700)	$(650,934)	$(3,950,248)	$(2,453,870)

Foreign Currency Adjustments	$(5,737)	$(13,753)	$16,130	$(35,864)

Comprehensive (Loss) / Profit	$(1,978,437)	$(664,687)	$(3,934,118)	$(2,489,734)

Basic and Diluted Loss per Share	$(0.04)	$(0.01)	$(0.08)	$(0.08)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	53,855,596	47,183,793	52,322,109	30,937,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Unaudited Statements of Cashflow
For the period ended September 30 2009 and 2008

	For the nine months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,950,248)	$(2,489,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,691	26,011
Amortization of debt discount	66,175	—
Impairment of web-site costs	323,591	—
Amortization of common stock compensation		223,211
Common Stock issued for compensation	—	230,272
Equity Issued — Liquidated Damages	—	262,500
Equity Issued — Services Rendered	994,870	—
Changes in operating assets and liabilities
Increase / (Decrease) in prepaid expenses	(57,127)	399
Increase / (Decrease) in other current assets	79	11,160
Increase / (Decrease) in Inventory	35,550	(99,932)
Increase / (Decrease) in accounts payable	837,644	1,176
Increase / (Decrease) in other current liabilities	(10,375)	—
Increase / (Decrease) in accrued expenses	(30,940)	104,094

Net Cash Used In Operating Activities	(1,768,090)	(1,730,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	(5,264)	(3,784)
Purchase of intangible assets	(874,068)	(3,448)

Net Cash From (Used In) Investing Activities	(879,332)	(7,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	300,000	1,674,409
Proceeds from sale of common stock	1,510,452	30,000
Advances from Related Parties	708,819	70,000
Proceeds from note payable	300,000	—

Net Cash Provided By Financing Activities	2,819,271	1,774,409

EXCHANGE RATE LOSS	16,131	35,864

NET INCREASE IN CASH AND CASH EQUIVALENTS	187,980	72,198

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,014	37,150

CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,994	$109,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$95,512	$15,883

Conversion of accounts payable to equity	$994,870	$1,674,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Basis of Presentation and Organization
Dolphin Digital Media Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008 the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc.
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
Dolphin Digital Media, Inc. launched its signature product, Dolphin Secure in September 2009. Dolphin Secure is a groundbreaking family Internet solution that gives parents the tools to protect their children from online threats such as cyber bullying and unsolicited chat requests while they are using their home computers. Children registered within Dolphin Secure automatically become members of Dolphin Surf, which is a customizable gateway to the Internet with full social networking capabilities, wherein the children can establish profiles, search for friends, IM one another, write blogs, upload photos, and play games.
Plays On The Net Plc was incorporated in London (United Kingdom) on May 23, 2006. The company began as an online database for unpublished playwrights.

Dolphin Digital Media (Canada) Inc (formerly Plays On The Net Inc.) was incorporated in Ontario (Canada) on July 27, 2006. It is a fully owned subsidiary of Plays On the Net Plc. The company changed its name on October 28, 2008.
Curtain Rising Inc. was incorporated in Ontario (Canada) on October 19, 2006.
NOTE 2 — INTERIM FINANCIAL STATEMENTS
The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.
NOTE 3 — GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has quarter end losses from operations for the period ended September 30, 2009. During the nine months period ended September 30, 2009 the Company recorded an accumulated deficit of $15,201,257. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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

NOTE 4 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.
In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 — Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.
In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 — Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.
In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.
NOTE 5 — NOTES PAYABLE — CONVERTIBLE

September 30, 2009

Note Amount	$300,000
Discount	(105,000)

Net	$195,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at September 30, 2009 amount to $14,575. The Company recorded beneficial conversion of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at September 30, 2009 amounted to $42,000.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at September 30, 2009 amount to $5,014. The Company recorded beneficial conversion of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at September 30, 2009 amounted to $21,000.

NOTE 6 — NOTE PAYABLE RELATED PARTY
At September 30, 2009 The Company’s CEO had loaned the Company a total of $1,287,200. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O’Dowd includes accrued interest of $78,200 at September 30, 2009.
NOTE 7 — NOTE PAYABLE — CONVERTIBLE
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80. The Note is due July 29, 2015. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. As of September 30, 2009 the Company recorded amortization expense of $3,145 related to the note.

September 30, 2009

Note Amount	$300,000
Discount	(73,032)

Net	$226,968

NOTE 8 — LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Dolphin Digital Media, Inc., et al v. Mark Peikin, et al. - Case No. 09-CIV-22964-KING/BANDSTRA
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., GSquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided (Bespoke, GSquared, Carta De Dinero) and employed to divert Plaintiff’s money and opportunities. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009. As further alleged, in the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, GSquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold.
Malcolm Stockdale, et al. v. William O’Dowd, et al., Case No. 09-23338-CIV-JORDAN
On November 2, 2009, Plaintiffs Malcolm Stockdale, the Winterman Group Ltd. and Anne’s Diary, Inc. sued Defendants William O’Dowd IV, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. in the U.S. District Court for the Southern District of Florida. Although the complaint in this action has been filed and a case number assigned, Plaintiffs have made no effort to date to serve the complaint upon any of the Defendants. Plaintiffs allege that O’Dowd, Dolphin Entertainment and Dolphin Digital Media conspired with the parties’ mutual counsel, Mark Peikin (who is also one of the Defendants in the action styled Dolphin Digital Media, Inc., et al. v. Mark Peikin, et al., Case No. 09-CIV-22964-KING/BANDSTRA) to acquire Logica Holdings, Inc. by fraud in 2008. Notably, Mark Peikin is not named in the suit as a Defendant. According to the complaint, Defendants conspired with Peikin to change the terms of the merger just before its closing, which change benefited O’Dowd by approximately $4,000,000.00. Thereafter, Plaintiffs allege that O’Dowd stole shares of stock and mismanaged Logica. The Company intends to vigorously defend this lawsuit. Causes of action alleging conspiracy, fraud breach of fiduciary duty and violations of the Racketeer Influenced and Corrupt Organizations Act are alleged. No specific amount due is alleged in the complaint.
NOTE 10 — STOCKHOLDERS EQUITY
Common Stock

On July 2, 2009 the Company sold 120,000 shares of common for $33,600 ($.28 per share).
On July 27, 2009 the Company sold 21,786 shares of common for $6,100 ($.28 per share).
On August 26, 2009 the Company sold 51,282 shares of common for $20,000 ($.39 per share). In addition the Company issued 25,641 common stock warrants with an exercise price of $.80.
On August 31, 2009 the Company sold 1,000,000 shares of common for $390,000 ($.39 per share). In addition the Company issued 500,000 common stock warrants with an exercise price of $.80.
On September 18, 2009 the Company sold 500,000 shares of common for $195,000 ($.39 per share). In addition the Company issued 250,000 common stock warrants with an exercise price of $.80.
On September 28, 2009 the Company sold 300,000 shares of common for $117,000 ($.39 per share). In addition the Company issued 150,000 common stock warrants with an exercise price of $.80.
Common stock issued for services
On July 10, 2009 the Company issued a total of 86,000 shares of common stock valued at $37,840 ($.44 per share) for investor relation services.
On July 10, 2009 the Company issued a total of 1,000,000 shares of common stock valued at $440,000 ($.44 per share) services. The foregoing shares are the subject of ongoing litigation, in which the Company claims that the shares were improperly issued.

Settlement agreement
On August 4, 2009 the Company reached a settlement with its former President. The Company has agreed that Mr. Baldassare was terminated without cause and the Company has agreed to pay him the following:
On signing of the settlement agreement $15,000 and 500,000 shares of the Company’s common stock.
For each of the fourteen following months $10,000 per month totaling $140,000.
Within 180 days of signing the agreement an additional 250,000 shares of the Company’s common stock if the common stock does not maintain an average price of $.75 or greater for a 10 day period between the 120th day and 180th day after the agreement. If the shares of the Company’s common stock do not maintain an average price of $1.00 or greater for a 10 day period between the 120th day and 180th day after the agreement the Company is obligated to issue 100,000 shares of common stock. If the Company delivers the 250,000 shares of common stock it shall not be required to issue the 100,000 shares of common stock.
NOTE 8 — SUBSEQUENT EVENTS
On October 21, 2009 the Company sold 1,500,000 shares of common for $500,000 ($.33 per share). In addition the Company issued 750,000 common stock warrants with an exercise price of $1.00.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results for the three months ended September 30, 2009.
Revenues for the three months ended September 30, 2009 decreased by $267,020 from $267,020 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009 due to the fact there was no web development services carried out for third parties. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites.
The cost of sales for the period ended September 30, 2009 was $0 opposed to $101,468 for the period September 30, 2008. The $101,468 decrease was entirely due to the fact that the Company did not carry out a website development for third parties this quarter.
The Company’s general and administration costs increased by $1,239,268 from $462,193 for the three months ended September 30, 2008 to $1,701,461 for the three months ended September 30, 2009 as a result of increased marketing and administrative costs.
The total expenditure for the three months ended September 30, 2009 was $1,859,373 opposed to $812,172 for the quarter ended September 30, 2008. The $1,047,201 increase was due to an increase in marketing costs and legal and professional fees.

The Company’s accumulated other comprehensive loss show a decrease of $8,016 due to changes in the foreign currency translations from US Dollar to Canadian Dollar in the second quarter of 2009 and 2008 respectively.
The net loss was $1,978,437 or $(0.04) per share based on 53,855,596 weighted average shares outstanding for the three months ended September 30, 2009 compared to a loss of $664,687 or $(0.01) per share based on 47,183,793 weighted average shares outstanding for the three months ended September 30, 2008.
Results for the nine months ended September 30, 2009.
Revenues for the nine months ended September 30, 2009 decreased by $601,919 from $601,919 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009 due to the fact there was no web development services carried out for third parties. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites.
The cost of sales for the nine months ended September 30, 2009 was $0 opposed to $227,509 for the nine months September 30, 2008. The $227,509 decrease was entirely due to the fact that the Company did not carry out a website development for third parties this quarter.
The Company’s general and administration costs increased by $1,991,170 from $1,424,333 for the nine months ended September 30, 2008 to $3,415,503 for the nine months ended September 30, 2009 as a result of increased in marketing and administrative costs.
The total expenditure for the nine months ended September 30, 2009 was $3,791,733 opposed to $2,545,591 for the nine months ended September 30, 2008. The $1,246,142 increase was due an increase in marketing costs and legal and professional fees.
The Company’s accumulated other comprehensive loss show a decrease of $51,994 due to changes in the foreign currency translations from US Dollar to Canadian Dollar in the nine months ended September 30, 2009 and 2008 respectively.
The net loss was $3,934,118 or $(0.08) per share based on 52,322,109 weighted average shares outstanding for the nine months ended September 30, 2009 compared to a loss of $2,489,734 or $(0.08) per share based on 30,937,314 weighted average shares outstanding for the nine months ended September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Through the nine months ended September 30, 2009 we have relied on advances of $1,008,819 from our principal founders. We issued $600,000 of convertible notes payable. We sold a total of 4,286,500 shares of common stock for proceeds of $1,510,452. As of September 30, 2009, we had cash of $238,994 and a working capital deficit of $1,835,483.

Our long term growth lies in the following:
1. The release of Dolphin Secure and the continuous introduction of new digital media products. These products will be driven by the core security technology and will utilize the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties, we believe that there is potential for growth in the subscription model to Dolphinsecure.com and Dolphinsurf.com.
2. Our expanding social networking platform for secure biometric log-in internet sites for young children and young adults, should allow us to create revenues through licensing, white labeling, advertising and affiliation.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) who also serves as the Company’s principal financial officer (PFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.
Based upon that evaluation, the Company’s CEO and PFO concluded that as of September 30, 2009 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its CEO and PFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Dolphin Digital Media, Inc., et al v. Mark Peikin, et al. - Case No. 09-CIV-22964-KING/BANDSTRA
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., GSquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided (Bespoke, GSquared, Carta De Dinero) and employed to divert Plaintiff’s money and opportunities. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009, as further alleged. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, GSquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold.
Malcolm Stockdale, et al. v. William O’Dowd, et al., Case No. 09-23338-CIV-JORDAN
On November 2, 2009, Plaintiffs Malcolm Stockdale, the Winterman Group Ltd. and Anne’s Diary, Inc. sued Defendants William O’Dowd IV, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. in the U.S. District Court for the Southern District of Florida. Although the complaint in this action has been filed and a case number assigned, Plaintiffs have made no effort to date to serve the complaint upon any of the Defendants. Plaintiffs allege that O’Dowd, Dolphin Entertainment and Dolphin Digital Media conspired with the parties’ mutual counsel, Mark Peikin (who is also one of the Defendants in the action styled Dolphin Digital Media, Inc., et al. v. Mark Peikin, et al., Case No. 09-CIV-22964-KING/BANDSTRA) to acquire Logica Holdings, Inc. by fraud in 2008. Notably, Mark Peikin is not named in the suit as a Defendant. According to the complaint, Defendants conspired with Peikin to change the terms of the merger just before its closing, which change benefited O’Dowd by approximately $4,000,000.00. Thereafter, Plaintiffs allege that O’Dowd stole shares of stock and mismanaged Logica. The Company intends to vigorously defend this action. Causes of action alleging conspiracy, fraud breach of fiduciary duty and violations of the Racketeer Influenced and Corrupt Organizations Act are alleged. No specific amount due is alleged in the complaint.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 2, 2009 the Company sold 120,000 shares of common for $33,600 ($.28 per share).
On July 10, 2009 the Company issued a total of 86,000 shares of common stock valued at $37,840 ($.44 per share) for investor relation services.
On July 10, 2009 the Company issued a total of 1,000,000 shares of common stock valued at $440,000 ($.44 per share) services. The foregoing shares are the subject of ongoing litigation, in which the Company claims the shares were improperly issued.

On July 27, 2009 the Company sold 21,786 shares of common for $6,100 ($.28 per share).
On August 26, 2009 the Company sold 51,282 shares of common for $20,000 ($.39 per share). In addition the Company issued 25,641 common stock warrants with an exercise price of $.80.
On August 31, 2009 the Company sold 1,000,000 shares of common for $390,000 ($.39 per share). In addition the Company issued 500,000 common stock warrants with an exercise price of $.80.
On September 18, 2009 the Company sold 500,000 shares of common for $195,000 ($.39 per share). In addition the Company issued 250,000 common stock warrants with an exercise price of $.80.
On September 28, 2009 the Company sold 300,000 shares of common for $117,000 ($.39 per share). In addition the Company issued 150,000 common stock warrants with an exercise price of $.80.
The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

No.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 23, 2009.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
	Name:	William O’Dowd IV
Chief Executive Officer