Form 10-K/A
period 2008-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2010-02-16
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50621

DOLPHIN DIGITAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida	33134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (305) 774-0407
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.015 par value
(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
Issuer’s revenues for the year ended December 31, 2008, were $914,551.
The aggregate market value of the voting and non-voting common equity hled by nonaffiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $39,389,523.
Indicate the number of shares outstanding of the registrant’s common stock as of March 31, 2009 is 49,236,904.
DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

PART I

ITEM 1.	BUSINESS.
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
Technology
At the heart of our entire e-commerce offering, we have adopted the high-tech solutions of our partners Novell Corporation, Rackspace, Fujitsu, and 123ID, all integrated through an exclusive worldwide license with Weblock International to create a cutting edge secure authentication and verification system of the level currently employed by government and financial institutions. Utilizing Novell Corporation’s E-Directory identity management and database solution, we possess the technology to back up our mission of creating secure social facilities, be it chat or social networking, where the identity of all members is verified and authenticated The storage and management of the information is handled by the certified hacker-safe facility, Rackspace is the world’s largest and most secure managed hosting facilities, currently used by leading brands including Microsoft, Dell and Motorola.
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
The website and social networking environment is designed to protect young Internet users from the kinds of abuse which are so prevalent in today’s increasingly web-reliant society. As children spend more hours on the Internet for study, retail and communication purposes, the need to shield them from undesirable individuals and websites is increasing, yet up until now, there has been no such thing as a secure social networking site for children.
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
A proven and effective way in which to protect children from Internet predators, our child safe technology will set a new standard for all websites aimed at young people. The Internet is a wonderful tool for helping children to study and to communicate with their peers from around the world. Through the use of our sites, parents can enjoy the peace of mind of knowing that their children can enjoy this important social tool, within a fun, protected environment — the first of its kind available anywhere in the world.
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
Components
Safe Surfing. Safe Surfing allows children access only to sites that are parent approved. Parents choose an appropriate site-rating level for their child (ratings criteria was developed exclusively for Dolphin Secure by a panel of child safety and internet security experts), and based on the site rating children gain access to a group of sites that are updated and expanded daily as new children-friendly sites are created and discovered. Parents can add and delete sites at their leisure creating a custom “white list” for their children.
When a child is surfing and attempts to visit an unauthorized site (i) the browser will be interrupted and a message will appear; (ii) the child will have the option to send a request to his/her parent and Dolphin Secure to add the site to her personal white list; and (iii) a site request will be sent to the parental account and saved into a “Pending Requests” folder.
Secure Chat. Secure Chat is a proprietary chat service that allows users to chat only with other children in the Dolphin Secure network that have been authenticated with a fingerprint scan. The child scans their fingerprint, the system verifies their account (which happens in a span of seconds), and then he or she is signed in online and can interact with friends from his or her buddy list, just like any other Instant Message/Chat Program (e.g. AIM or Yahoo Messenger). Unlike any other chat service, however, Dolphin Secure blocks both incoming chat requests from, and outgoing chat requests to, unauthorized parties. Dolphin Secure allows parents to select whom their children can chat to online within the Dolphin Secure network or to no one at all. Chat settings can be customized as to:
•	Allow chat with anyone in the Dolphin Secure network

•	Allow chat with anyone within a year of their child’s age

•	Allow chat with only children of the same gender

•	Create their own list and restrict their child’s chat to a specific list of friends and relatives

For example, parents of four daughters may determine their 6 year-old daughter isn’t allowed to chat at all, their 9 year-old daughter is only allowed to chat with a select group of 5 friends, their 13 year-old daughter is only allowed to chat with other girls her age or younger, and their 16 year-old daughter is allowed to chat with boys and girls 18 and under.
When a child attempts to send a message to an unauthorized buddy, an error message will appear, at which time a notification will be sent to the parent indicating the request for a new buddy from the child.
If, for instance, your 9-year-old son’s chat settings were limited to boys within one year of his age and he wanted to add his 12-year-old female cousin to his buddy list, a notification will be sent to the parent account requesting approval to add this buddy. Furthermore, if a chat request to the child is attempted from a user outside the child’s settings, a notification of such attempt is given to the parents (and never to the children).
Dolphin Secure E-mail Forwarding. General Service e-mail providers are beginning to include chat applications within their services thus; children who visit these sites to check their e-mails could unwittingly be exposed to chat solicitations. To avoid this problem wherein children could live chat openly with people outside the Dolphin Secure network, we provide an e-mail forwarding service. Dolphin Secure allows children’s e-mails to be a forwarded to a private, personalized Dolphin Secure page. This way, a child can still receive all of her e-mails from friends and family without the risk of receiving live chat requests from strangers (or the ability to send chat requests to unauthorized, unidentifiable individuals)
Parents Dashboard. After registration, we provide parents with easy-to-navigate system controls. Each parent will have access to their parental dashboard where they can easily edit their child’s accounts and settings
•	Approve or deny pending site requests

•	Add or delete buddies

•	Check their child’s chat and surfing reports
Member Homepage. Each Dolphin Secure child will have a customizable and interactive homepage that will incorporate favorites, customizable applications (e.g. horoscopes, weather), interchangeable backgrounds and design themes, chat with buddies, e-mail access, links to their approved sites, and access to exclusive content from Dolphin Entertainment.
Quick Registration. The Dolphin Secure system can be implemented on every computer in the home from the family computer to each child’s laptop. The parent pays only once for each child that is being registered. The registration is not computer specific. Registering for Dolphin Secure takes less than 10 minutes. Parents can visit www.DolphinSecure.com and follow the “Registration” tab. They will create an account, verify their home address and credit card information, and then set up their child’s or children’s accounts. If their computer does not already have a fingerprint reader, they may either purchase one at that time to be mailed to them. Fingerprint readers are also available at most consumer electronics stores.
Service Plans
Dolphin Secure offers two different service plans for parents:
Plan 1—Safe Surfing ($44.95 per year). This package offers safe-surfing protection and email forwarding.
Plan 2—Safe Surfing Plus ($59.95 per year). This package offers safe-surfing, email forwarding, and secure chat.

Marketing Strategy
Target Market
Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:
•	In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.

•	In the United States, there are 40.13 million girls aged 5-15. This represents 13.21% of the US population.
Licensing & Branding
We hold a multiyear exclusive licensing agreement with Dolphin Entertainment (“DE”), a Miami-based, Emmy-award nominated production and distribution company of hit television programs for children, most notably Nickelodeon’s top-rated series Zoey 101 and hit show Ned’s Declassified School Survival Guide, among many others.
In addition to these popular TV shows, DE’s current projects also include Nickelodeon’s first-ever made-for-television movies: Shredderman Rules!, The Last Day of Summer and The Roxy Hunter mystery movie franchise. DE is also developing its first feature film, based on the real life story of Bethany Hamilton, a teen-age shark attack survivor and professional surfer, entitled Soul Surfer: the Bethany Hamilton Story. Under the terms of our 10 year agreement DE will work with us to create and manage several social networking websites comprised of multiple subscription-based sites which will be themed around DE’s own branded properties.
These products will be driven by the core security technology through the utilization of the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement for all past, present and future brands and an exclusive 7 year license from Weblock International Inc (Former: Anne’s Diary Inc) allowing us to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platforms. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.
Dolphin Entertainment
Dolphin Entertainment, founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, IV, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution, Merchandising and Licensing, and Music. DE is the most prolific Executive Producer of live-action programming for Nickelodeon. It serves as Executive Producer to Nickelodeon’s Emmy™-nominated hit series Zoey 101 and Ned’s Declassified School Survival Guide, as well as Nickelodeon’s latest television movie, Gym Teacher, starring Law & Order’s Christopher Meloni, and Nickelodeon’s first-ever musical Spectacular!, premiering in February 2009. DE enjoys worldwide distribution of its programs, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. DE has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.

Approach to Market
We have retained the services of Manning, Salvage & Lee, headquartered in New York. MS&L has 54 offices throughout North America, Latin America, EMEA and Asia-Pacific, as well as an extensive global affiliate network. The agency meets the needs of global and local clients by providing best-in-class services in consumer marketing PR, healthcare PR, corporate communications and technology communications, as well as industry-leading work in digital communications. MS&L won PR Week’s Best Use of Internet/New Media Award in both 2006 and 2007. Clients include several of the world’s largest and most complex organizations including Procter & Gamble, Philips, Eli Lilly, General Motors, Hoffmann-La Roche, Allergan, Heineken, Best Buy, The Home Depot and Nestle.
We have also retained the services of Moxie Interactive, based in Atlanta, Georgia. Moxie Interactive is one of the industry’s leading interactive agencies, specializing in digital advertising and strategy, website design and development, eCRM programs, video production, and any and all digital-related activities. Top clients include Verizon Wireless, Coca-Cola, Home Depot, and Blockbuster.
Additional Revenue Streams
Once a large enough community is established, the following revenue streams can be added to the core Dolphin Secure service
•	Advertising

•	Paid Content Downloads/Streaming

•	Episodes

•	Music Videos

•	Exclusive extras (e.g. sneak previews, interviews, behind-the-scenes, deleted scenes)

•	Online gaming

•	Subscriber-only sweepstakes and promotions
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
On June 1, 2004, we acquired 100% of the issued and outstanding shares of Travel Easy Holidays Pty Ltd (“TEH”) and Global Business Group Pty Ltd (“GBH”) from Maxwell Thomas and Michael Sullivan. These corporations were involved in the travel industry and mail order industries and were acquired to add to our rewards program operations by providing an in-house travel agency and a consumer products retailer.
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
On May 29, 2007, we amended our Articles of Incorporation to change our name from Maximum Awards Inc. to Logica Holdings, Inc.

On July 9, 2007, we acquired (i) Plays On The Net Plc and its subsidiary, Plays On The Net Inc., which provide a web based platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, which includes an extensive retail site for book, audio downloads and all-round theatre information; (ii) Curtain Rising Inc., which provides an online database for theatres and a bi-weekly online theatre magazine; and (iii) Anne’s World Limited, a company that holds the license for a secure social networking website for children, providing an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader. We issued 12,000,000 shares of our common stock as consideration in the acquisitions. The acquisitions resulted in a change of control and were accounted for as a reverse merger.
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
On May 28, 2008, we entered into a Social Network Platform License Agreement with Dolphin Entertainment, Inc., a Florida corporation, and its affiliated companies, pursuant to which we granted to Dolphin Entertainment a three (3) year exclusive license to utilize our proprietary social network creation platform and visitor identification, authentication and authorization technology to create and operate several subscription-based social networking websites themed around Dolphin Entertainment’s premium family entertainment brand properties. This alliance permits the creation of highly secure social networking websites for children and young adults with the strong attraction of premium family entertainment brands, an Internet first. Dolphin Entertainment is wholly owned by William O’Dowd, IV, who became our majority shareholder, Chief Executive Officer and Chairman of the Board of Directors in connection with our acquisition of Dolphin Digital Media, Inc., a Delaware corporation, described below. Under the Social Network Platform License Agreement, we agreed to an even 50%-50% share with Dolphin Entertainment of subscription revenues generated by Dolphin Entertainment’s or its affiliates’ operation of social networking websites created with the platform, and to additional revenue shares to be determined by the parties in the event additional revenue streams other than subscription revenues (such as advertisement sales, merchandising and sublicensing) might be generated and received.
On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned’s De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities.
In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O’Dowd. Additionally, in connection with the acquisition, we appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.
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
Our future success will depend to a significant extent on the continued services of William O’Dowd, IV who conceived the business and overall operating strategy, has been most instrumental in assisting us in raising capital and currently serve as our executive officers. We do not have an employment agreement with Mr. O’Dowd at present. We do not maintain key man life insurance for any executive officer. Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.
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
We expect our consolidated revenues and expenses to fluctuate, making it difficult to predict our future operating results. Factors that could cause our operating results to fluctuate include:
•	demand in the markets that we serve;

•	our ability to define, design and release new products that meet customer needs, and to do so quickly and cost effectively;

•	market acceptance of new and enhanced versions of our products;

•	variations in the performance of our businesses;

•	our ability to forecast demand in the markets that we serve;

•	general economic conditions in the countries where we operate; and

•	changes in exchange rates, interest rates and tax rates.

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
On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder’s fee of $1,000,000 in connection with the Dolphin Digital Media acquisition. The ultimate results of these proceedings against the Company cannot be predicted with certainty. Management has moved for dismissal as they believe the claims are without substance and that the resolution of these matters will not materially affect the accompanying consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Stock
Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol “DPDM.OB.” The high and low bid information for each quarter since January 1, 2007, as quoted on the OTC Bulletin Board, is as follows:

Quarter	High Bid	Low Bid

First Quarter 2007 *	$2.50	$0.10
Second Quarter 2007 *	$3.25	$0.75
Third Quarter 2007	$2.85	$0.65
Fourth Quarter 2007	$2.10	$1.00

First Quarter 2008	$1.69	$0.75
Second Quarter 2008	$1.00	$0.30
Third Quarter 2008	$1.25	$0.60
Fourth Quarter 2008	$1.10	$0.45

First Quarter 2009	$0.80	$0.40

*	Prices reflect 15 for 1 forward split effective on May 18, 2007
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

Recent Sales of Unregistered Securities
1. On December 31, 2008, sold 564,188 common shares at $ .50 cents per share.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS.
Special Note Regarding Forward Looking Statements
Certain statements in this Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.
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
In 2007 we acquired Plays On The Net Plc, Plays On The Net Inc. (now called Dolphin Digital Media Canada Inc), Curtain Rising Inc. and Anne’s World Limited in consideration for the issuance of 12 million shares of our common stock, resulting in a change in control. In connection therewith we changed our name to Logica Holdings, Inc. Our operations currently consist of the businesses conducted by Plays On The Net Plc, Plays On The Net Inc., Curtain Rising Inc., and Anne’s World Limited. On July 29, 2008 we changed our name to Dolphin Digital Media, Inc.
The 2007 acquisitions were accounted for as a reverse merger. As a result, the information set forth in this Management’s Discussion and Analysis or Plan of Operation is that of Plays On The Net Plc and its subsidiaries for the period from May 23, 2006 (inception) through December 31, 2006, and that of Dolphin Digital Media (former: Logica Holdings, Inc.) and its subsidiaries from January 1, 2007 until December 31, 2007.

Statement of Operations
Results for the year ended December 31, 2008 versus the year ended December 31, 2007.
Revenues for 2008 increased by $695,571 from $218,980 for the year ended 2007 to $914,551 for the year ended December 31, 2008. This income was a related party transaction between the Company and Anne’s Diary Inc for website and technology development. In March 2008, it was agreed that DDM Canada Inc (former Plays On The Net Inc) would invoice Anne’s Diary Inc for this work and all other subcontracted work related to the development plus a 15% service charge.
Cost of sales, which comprises the cost of services contracted for third party website development, for the year 2008 was $346,406 as opposed to $118,529 for the same period in 2007. The gross profit for 2008 was $568,145.
General and administration costs decreased by $488,744 from $2,079,640 to $1,590,896. Even though the general and administrative expenditure has decreased this year in comparison to last year, the Company has incurred in a significant marketing expense in preparation for the worldwide launch of Dolphin Secure.
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
Total expenditures for the twelve months ended December 31, 2008 increased significantly due to the fact that in December 2008 we impaired $11,719,732 related to the impairment of Goodwill. Total expenditures for 2008 was $14,984,068.
Net loss from our operations increased by $6,326,575 from $8,390,306 for the year 2007 to $14,716,881 for the same period of 2008.
We paid $38,458 in interest in 2008, opposed to $121,151 paid in 2007. Liquidated damages valued at $262,500 were paid in the form of an issuance of 187,500 restricted common shares.
Our comparative comprehensive losses a1so show a significant increase due the above mentioned impairments of Goodwill and the intangible assets and also a $1,373,315 gain from discontinued operations in 2007.
The comprehensive loss including foreign currency translation adjustments was $14,757,548 or $0.42 per share based on 35,521,287 weighted average shares outstanding for the year ended December 31, 2008 compared to a loss of $7,142,187 or $0.77 per share based on 9,164,042 weighted average shares outstanding for the year ended December 31, 2007.
Liquidity and Capital Resources
Through the twelve months ended December 31, 2008 we have relied on advances of $1,956,503 from our principal funders, William O’Dowd IV, Anne’s Diary Inc and T Squared Investments LLC, and we have converted all but $578,381 of this debt into restricted common stock. As of December 31, 2008, we had cash of $51,014 and a working capital deficit of $1,213,899.

For the period ended December 31, 2008, we derived almost all of our income from website development. Our long term growth lies in the following:
1) The continuous introduction of new digital media products. These products will be driven by the core security technology through the utilization of the branded Dolphin Entertainment properties to which Dolphin Digital Media has a 10 year licensing agreement for all past, present and future brands and an exclusive 7 year license from Weblock Inc (Former Anne’s Diary Inc) allowing us to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform. These licenses, and the products that we develop around them, should enhance acceptance of our online products within our target demographic. By utilizing these licensed properties we believe that there is potential for growth in the subscription model to Dolphinsecure.com, Dolphinsurf.com and Dolphinsurfkids.com and also promotion of Dolphin brands and associated merchandising.
2) We intend to maximize all past, present and future Digital Rights of the Dolphin Entertainment family of brands including hit television titles such as “Zoey 101,” as well as “Ned’s Declassified School Survival Guide,” and the “Roxy Hunter’” mystery-movie franchise, all of which have sold into more than 100 countries.
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
Critical Accounting Policies
Principles of Consolidation. The consolidated financial statements for the period ended December 31, 2008 include the accounts of Dolphin Digital Media Inc and its wholly-owned subsidiaries, Dolphin Digital Media Canada Inc, Anne’s World Limited and Curtain Rising Inc. for the period January 1, 2008 to December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition. We recognized $914,551 of revenue. This income was a related party transaction between the Company and Anne’s Diary Inc for website and technology development. In March 2008, it was agreed that DDM Canada Inc (former Plays On The Net Inc) would invoice Anne’s Diary Inc for this work and all other subcontracted work related to the development plus a 15% service charge. We recognized the revenue on a quarterly basis during the year 2008 commencing in March and ending in December.
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
Income Taxes. We account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Other Comprehensive Income. We have adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises a gain on foreign translation.
Foreign Currency Translation. Our functional currency is the United States Dollar. The financial statements of our Philippines subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).
Loss per share. We have adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2008 and 2007, were 3,750,000 warrants. There were no dilutive securities outstanding for the period ended December 31, 2008.
Stock Based Compensation. We account for employee stock options in accordance with APB Opinion No. 25, “Accounting for stock issued to employees” and has adopted the disclosure-only option under SFAS No. 123. We account for non-employee stock transactions in accordance with SFAS No. 123 as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings per share as if SFAS 123 has been adopted.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2008, we did not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e)under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, and with the participation of our consultant who also provides outsourced accounting services to us, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Officers
The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	39	Chief Executive Officer, CFO and Chairman of the Board of Directors

Michael Espensen	58	Director

Biographical Information
Mr. O’Dowd graduated with honors from Harvard Law School, has received a master’s degree in modern European history from Creighton University, and was named 1st-Team Academic All-American by USA Today while an undergraduate at Creighton. He was appointed Chief Executive Officer and Chairman of the Board of Directors on June 25, 2008. Mr. O’Dowd founded Dolphin Entertainment, Inc. in 1996 and has served as its principal executive officer and chairman since that date. Dolphin Entertainment is an entertainment company specializing in children’s and young adult’s live-action programming.
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
Compliance with Section 16(a) of the Exchange Act
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2008. Mr. O’Dowd and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.
Employment Agreements
None.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

William O’Dowd, IV, CEO,	2008	$—					$—
President and Chairman

Giusepe Pino Baldassarre,	2008	$220,000					$220,000
CEO until June 25, 2008	2007	$150,000					$150,000

Enzo Taddei, CFO and Director	2008	$166,667					$166,667
until October 7, 2008	2007	$150,000					$150,000

Michael Espensen	2008	$—					$—
Director

Outstanding Equity Awards at Fiscal Year-End
None of the executive officers named in the table above have any outstanding equity awards.
Director Compensation
Our sole director, William O’Dowd, IV, is also our Chief Executive Officer and President. As such, Mr. O’Dowd does not receive any additional compensation for the serving as our sole director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the beneficial ownership of our common stock as of March 31, 2009 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.
Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 48,672,716 shares of our common stock outstanding as of March 31, 2009.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	24,142,069	49.60%
Winterman Group Ltd. (2)	8,485,219	17.43%
T Squared Investments LLC (3)	4,795,833	9.85%
All Directors and Named Executive Officers as a Group (2 persons)	2,400,000	4.93%

*	Less than 1%

(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida, 33134.

(2)	Malcolm Stockdale is the principal of Winterman Group Ltd. (2 Elgin Road, M5R 1G2 Toronto, Ontario, Canada).

(3)	Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC (1325 Sixth Avenue, Floor 28, New York, NY 10019). Includes 1,145,883 shares issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock, and 3,650,000 shares issuable upon exercise of common stock purchase warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On May 28, 2008, we entered into a Social Network Platform License Agreement with Dolphin Entertainment, Inc., a Florida corporation, and its affiliated companies, pursuant to which we granted to Dolphin Entertainment a three (3) year exclusive license to utilize our proprietary social network creation platform and visitor identification, authentication and authorization technology to create and operate several subscription-based social networking websites themed around Dolphin Entertainment’s premium family entertainment brand properties. This alliance permits the creation of highly secure social networking websites for children and young adults with the strong attraction of premium family entertainment brands, an Internet first. Dolphin Entertainment is wholly owned by William O’Dowd, IV, who became our majority shareholder, Chief Executive Officer and Chairman of the Board of Directors in connection with our acquisition of Dolphin Digital Media, Inc., a Delaware corporation, described below. Under the Social Network Platform License Agreement, we agreed to an even 50%-50% share with Dolphin Entertainment of subscription revenues generated by Dolphin Entertainment’s or its affiliates’ operation of social networking websites created with the platform, and to additional revenue shares to be determined by the parties in the event additional revenue streams other than subscription revenues (such as advertisement sales, merchandising and sublicensing) might be generated and received.
On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned’s De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities.
In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O’Dowd. Additionally, in connection with the acquisition, we appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
On July 8, 2008, Mr. William O’Dowd IV loaned the Company $70,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $3,363 and which $2,191 was paid back.
On October 6, 2008, Mr. William O’Dowd IV loaned the Company $250,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $5,903.
On December 1, 2008, Mr. William O’Dowd IV loaned the Company $50,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $417.
On December 15, 2008, Mr. William O’Dowd IV loaned the Company $200,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $889.
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
Related party transactions with Anne’s Diary Inc.:
The Company has a an exclusive 7 year license from Anne’s Diary Inc allowing the Company to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform.
Also, Anne’s Diary Inc has issued various invoices during 2008 to the Company for upgrades to the biometric login technology on the Dolphin Secure websites.

ITEM 14.	EXHIBITS.

Exhibit No.

2.1	Exchange Agreement dated December 9, 2003, between Maximum Awards, Inc. and Maximum Awards Pty Ltd. (1)

2.2	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Global Business Group Pty, Ltd.) (2)

2.3	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Travel Easy Pty, Ltd.) (2)

2.4	Share Exchange Agreement dated July 9, 2007, between Maximum Awards, Inc., Plays on the Net, PLC, Anne’s World Limited, Curtains Rising, Inc., and the Winterman Group Ltd. (3)

2.5	Stock Purchase Agreement dated September 24, 2007, between Logica Holdings, Inc. and Eko Group Pty Limited (4)

2.6	Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

Exhibit No.

3.1	Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995(1)

3.2	Amendment to Articles of Incorporation, as filed on December 5, 2003(1)

3.3	Amendment to Articles of Incorporation, as filed on May 29, 2007 (7)

3.4	Amendment to Articles of Incorporation, as filed on August 7, 2007 (7)

3.5	Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (8)

3.6	Bylaws(1)

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)

4.2	Certificate of Designations of Series A Preferred Stock, filed October 10, 2007 (5)

4.3	Common Stock Purchase Warrant A (5)

4.4	Common Stock Purchase Warrant B (5)

4.5	Common Stock Purchase Warrant C (5)

10.1	Social Networking Platform License Agreement by and between Logica Holdings, Inc. and Dolphin Entertainment, Inc. dated May 28, 2008. (9)

10.2	Merger and Stock Purchase Agreement, dated as of June 23, 2008, by and among Logica Holdings, Inc., Dolphin Digital Media, Inc. and William O’Dowd, IV. (10)

10.3	Post-Closing Agreement, dated as of June 23, 2008, by and between Logica Holdings, Inc., Dolphin Digital Media, Inc. and William O’Dowd, IV. (10)

16	Letter from SF Partnership LLP Regarding the change of independent accountants (6)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.

(2)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.

(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.

(5)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 13, 2007.

(7)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.

(8)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-Q for the three months ended June 30, 2008, filed with the Securities and Exchange Commission on August 18, 2008.

(9)	Incorporated by reference to Exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2008.

(10)	Incorporated by reference to Exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table shows the fees that we paid or accrued for the audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2008	12/31/2007
Audit Fees	$37,000	$18,750
Audited-Related Fees	10,000	6,500
Tax Fees	—	—
All Other Fees	4,000	15,000

Total	$51,000	$40,250

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.
Audit-Related Fees—This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”
Tax Fees—This category consists of fees billed for professional services rendered by the independent auditors for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, and mergers and acquisitions tax compliance.
All Other Fees—This category consists of fees for services rendered by the independent auditors in addition to those reported above.
Overview—The Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.
By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer
Dated: February 12, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chairman, Chief Executive Officer and President (principal executive officer and principal financial officer)
Dated: April 14, 2009
By:	/s/ Michael Espensen
Michael Espensen
Director
Dated: February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dolphin Digital Media, Inc., and Subsidiaries
We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc., and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years period ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2008 and 2007 the Company has a deficit accumulated during the development stage of approximating $22,700,000 and current liabilities exceed current assets by approximating $1,370,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.
As further discussed in Note 4 to the accompanying consolidated financial statements, the Company determined that the acquisition of Dolphin Digital Media, Inc. was a reverse merger and recognized the impairment of certain goodwill acquired as of December 31, 2008, resulting in a retroactive restatement, however the net adjustment did not have an impact on the total stockholder’s deficit, previously filed.

/s/ Jewett, Schwartz, Wolfe & Associates Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 13, 2009 (except as to Note 4 and Note 8 which are as of January 30, 2010.
200 South Park Road, SUITE 150 • HOLLYWOOD, FLORIDA 33021 • TELEPHONE (954) 922-5885 • FAX (954) 922-5957
MEMBER — AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA • REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	2008	2007
	(Restated)
ASSETS
Current
Cash	$51,014	$37,150
Inventory	94,048	2,229
Prepaid Expenses	69	468
Other Current assets	678	11,896

Total Current Assets	145,809	51,743

Property, Plant and equipment	64,789	93,803
Intangible Assets	654,538	129,135

Total Assets	$865,136	$274,681

LIABILITIES
Current
Accounts payable	$862,742	$223,891
Payroll Liabilities	10,375	—
Other current liabilities	64,532	8,037
Advances from Related Parties	578,381	—

Total Current Liabilities	1,516,030	231,928

Total Liabilities	1,516,030	231,928

STOCKHOLDERS’ DEFICIT
Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 49,236,904 and 20,500,642 issued and outstanding, respectively	738,553	307,565
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding	500	500
Additional Paid-In Capital	21,360,530	7,941,022
Deferred Compensation	—	(254,072)
Accumulated Deficit	(22,609,785)	(7,852,237)
Comprehensive Loss / Income	(140,692)	(100,025)

Total Stockholders’ Deficit	(650,894)	42,753

Total Liabilities and Stockholders’ Deficit	$865,136	$274,681

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007
	(Restated)
Revenues	$914,551	$218,980
Cost of Sales	346,406	118,529

Gross Profit	568,145	100,451

Expenditures:
General and Administrative	1,590,896	2,079,640
Legal and Professional Fees	1,387,040	678,429
Depreciation	32,328	24,925
Amortization of Stock Compensation	254,072	49,614
Impairment of Intangible Assets	11,719,732	537,302
Impairment of Goodwill	—	4,999,724

Total Expense	14,984,068	8,369,634

Loss from Operations	$(14,415,923)	$(8,269,183)

Other Expenses
Interest Income	0	28
Interest Expense	38,458	121,151
Liquidated Damages	262,500	—

Total Other Expenses	$300,958	$121,123

Net (Loss) / Profit from operations	$(14,716,881)	$(8,390,306)

Discontinued Operations (Net of Taxes)
Gain from discontinued operations	—	31,666
Gain from sale of subsidiaries	—	1,341,649

	—	1,373,315

Foreign Currency Adjustments	$(40,667)	$(125,196)

Comprehensive (Loss) / Profit	$(14,757,548)	$(7,142,187)

Basic and Diluted (Loss) / Profit per Share -
from operations	$(0.42)	$(0.92)
Basic and Diluted (Loss) / Profit per Share -
from discontinued operations	0.00	0.15

Basic and Diluted (Loss) / Profit per Share	$(0.42)	$(0.77)

Basic and Diluted Weighted Average
Number of Shares Outstanding during the Period	35,521,287	9,164,042

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

					Additional		Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capitial	Compensation	Loss / Gain	Defecit	Deficit

Balance December 31, 2006	1,000,000	$1,000	2,178,467	$32,677	$1,208,726	$—	$25,171	$(710,050)	$557,524

Return of Preferred Shares	(1,000,000)	(1,000)	—	—	1,000	—	—	—	—

Issuance of Preferred Shares	500,000	500	—	—	499,500	—	—	—	500,000

Debt Conversion	—	—	5,199,343	77,986	2,795,000	—	—	—	2,872,986

Shares Issued fo Reverse Merger	—	—	12,000,000	180,000	(180,000)	—	—	—	—

Shares issued for Services & Payables	—	—	1,122,832	16,902	519,004	—	—	—	535,906

Forgiveness of Debt					1,261,258				1,261,258

Reverse Merger	—	—	—	—	(2,311,629)	—	—	—	(2,311,629)

Disposal of Australian Subsidiaries	—	—	—	—	(955,247)	—	—	—	(955,247)

Warrants	—	—	—	—	103,686	(103,686)	—	—	—

Deferred Compensation	—	—	—	—	—	(200,000)	—	—	(200,000)

Amortization of Deferred Compensation	—	—	—	—	—	49,614	—	—	49,614

Comprehensive Loss / Gain	—	—	—	—	—	—	(125,196)	—	(125,196)

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(7,142,187)	(7,142,187)

Balance December 31, 2007	500,000	500	20,500,642	307,565	7,941,022	(254,072)	(100,025)	(7,852,237)	42,753

Shares Issued for Cash	—	—	300,000	4,500	25,500	—	—	—	30,000

Shares Issued for Liquidated Damages	—	—	187,500	2,813	259,688	—	—	—	262,501

Shares Issued for Acquisitions	—	—	24,063,735	360,956	10,997,819	—	—	—	11,358,775

Shares issued for Services & Payables	—	—	272,021	4,024	238,693	—	—	—	242,717

Shares issued for cash	—	—	3,913,006	58,695	1,897,808	—	—	—	1,956,503

Deferred Compensation	—	—	—	—	—	—	—	—	—

Amortization of Deferred Compensation	—	—	—	—	—	254,072	—	—	254,072

Comprehensive Loss / Gain	—	—	—	—	—	—	(40,667)	—	(40,667)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(14,757,548)	(14,757,548)

Balance December 31, 2008	$500,000	500	49,236,904	738,553	21,360,530	—	(140,692)	(22,609,785)	(650,894)

See accompanying notes to consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,757,548)	$(8,390,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	1,373,315
Depreciation	32,328	24,925
Common Stock issued for compensation	—	359,906
Amortization of Stock Compensation	254,072	—
Equity Issued — Liquidated Damages	262,501	—
Equity Issued — Services Rendered	242,717	—
Impairment of Goodwill	11,358,776	4,999,724
Impairment of intangible assets	—	537,303
Changes in operating assets and liabilities
Increase / (Decrease) in accounts receivable	—	196
Increase / (Decrease) in prepaid expenses	399	5,004
Increase / (Decrease) in other current assets	11,218	11,896
Increase / (Decrease) in Inventory	(91,819)	—
Increase / (Decrease) in accounts payable	638,850	207,422
Increase / (Decrease) in other current liabilites	66,870	8,036
Increase / (Decrease) in accrued expenses	—	(39,000)
Discontinued operations, net	—	31,666

Net Cash Used In Operating Activities	(1,981,636)	(869,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property & Equipment	(3,314)	(88,389)
Purchase of intangible assets	(525,403)	(129,135)

Net Cash From (Used In) Investing Activities	(528,717)	(217,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Related Parties	578,381	—
Proceeds from issuance of preferred stock	—	500,000
Proceeds from note payable	1,956,503	2,840,892
Proceeds from issuance of common stock	30,000	—
Proceeds from discontinued operations, net	—	(2,097,406)

Net Cash Provided By Financing Activities	2,564,884	1,243,486

EXCHANGE RATE GAIN	(40,667)	(125,196)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,864	30,853

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,150	6,297

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,014	$37,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$38,458	$121,151

Liquidated Damages	$262,501	$—

Conversion of debt to equity	$1,956,503	$2,872,968

Conversion of accounts payable to equity	$242,717	$206,000

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
Dolphin Digital Media Inc (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc
Dolphin Digital Media Inc is a holding company whose primary focus is in the e-commerce and information technology sector.
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
Anne’s World Limited was incorporated in Ontario (Canada) on August 3 2006. The company obtained the license for a secure social networking website for children. The website is an interactive virtual world for young people, secured with cutting-edge biometric technology in the form of a personal fingerprint reader.
Curtain Rising Inc was incorporated in Ontario (Canada) on October 19 2006. The company’s main activity is an online database for theatres and a bi-weekly online theatre magazine. Organized by city, the concept was a user-friendly search engine which would enable theatergoers to locate productions, venues and information with ease.
Dolphin Digital Media Inc (Delaware subsidiary) was incorporated in Delaware in June of 2008. The company owns a 10 year exclusive world-wide license and right to utilize the Property of Dolphin Entertainment Inc but solely upon and in connection the creation, promotion and operation of its Internet social networking websites.
On June 23 2008 the Company purchased 100% of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as a reverse merger transaction with Logica Holdings. Historical financials are those of Logica Holdings.
NOTE 2 — GOING CONCERN
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
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, Anne’s World Limited, Curtain Rising Inc and Dolphin Digital media Inc. for the period January 1, 2008 to December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At December 31 2008, the value of the company’s inventory was $94,048.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Property and Equipment
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
Goodwill and Intangible Assets
The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company holds licenses and expects both licenses and the cash flow generated by the use of the licenses in order to operate the platform to continue indefinitely due to the likelihood of continued renewal at little or no cost.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.
Income Taxes
Deferred income taxes are recognized based on the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Other
Comprehensive Income
The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity.
Comprehensive income comprises a gain on foreign translation.
Foreign Currency Translation
The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Canadians subsidiary translated to the United States dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Loss per share
The Company has adopted SFAS 128, “Earnings per Share.” (“SFAS 128”), Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2008 and 2007, were 4,100,000 warrants, respectively. There were no dilutive securities outstanding for the period ended December 31, 2008.
Business Segments
The Company operates the following business segments:

1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com, DolphinSurf.com and Dolphinsurfkids.com.

2)
Dolphin Digital Media (Canada): The Company’s primary business model is monthly and annual membership fees in Canada for subscription to Dolphinsecure.com, DolphinSurf.com and Dolphinsurfkids.com. The Company’s secondary business model is web design for third parties.

3)	Curtain Rising: the Company’s primary business model is advertising in the online by weekly theatre magazine.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.
The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for this instrument.
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits. During the period, one customer accounted for 99% of the Company’s sales.
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.
Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises
In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.
Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.
Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary
In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.
Accounting for Defensive Intangible Assets
In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.
Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.
Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.
Delay in Effective Date
In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.
Business Combinations
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:
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
Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.
Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 — RESTATEMENT OF FINANCIAL STATEMENTS

	As Filed	Adjustments	Amended
ASSETS
Current
Cash	51,014	—	51,014
Inventory	94,048	—	94,048
Prepaid expenses	69	—	69
Other currents assets	678	—	678

Total Current Assets	145,809	—	145,809

Property, Plant and equipment	64,789	—	64,789
Intangible Assets	654,538	—	654,538

Total Assets	865,136	—	865,136

LIABILITIES
Current
Accounts payable	862,742	—	862,742
Accrued liabitlites	10,375	—	10,375
Other current liabilities	64,532	—	64,532
Advances from related party	578,381	—	578,381

Total Current Liabilities	1,516,030	—	1,516,030

Total Liabilities	1,516,030	—	1,516,030

STOCKHOLDERS’ DEFICIT
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding	500	—	500
Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 49,236,904 issued and outstanding	738,553	—	738,553
Additional Paid-In Capital	10,001,754	11,358,776	21,360,530
Accumulated other comprehensive loss	(140,692)	—	(140,692)
Accumulated deficit	(11,251,009)	(11,358,776)	(22,609,785)

Total Stockholders’ Deficit	(650,894)	—	(650,894)

Total Liabilities and Stockholders’ Deficit	865,136	—	865,136

	As Filed	Adjustments	Amended
Revenues	914,551	—	914,551

Cost of Sales	346,406	—	346,406

Gross Profit	568,145	—	568,145

Expenditures:
General and Administrative	1,951,852	(360,956)	1,590,896
Legal and Professional Fees	1,387,040	—	1,387,040
Depreciation	32,328		32,328
Impairment of goodwill	—	11,719,732	11,719,732
Amortization of deferred compensation	254,072	—	254,072

Total Expense	3,625,292	11,358,776	14,984,068

Loss from Operations	(3,057,147)	(11,358,776)	(14,415,923)

Other (Income / Expenses)
Interest Income	—	—	—
Interest Expense	38,458	—	38,458
Liquidated damages	262,500	—	262,500

Total Other Expenses	300,958	—	300,958

Net (Loss) from continuing operation	(3,358,105)	(11,358,776)	(14,716,881)

Foreign Currency Translation Adjustment	(40,667)	—	(40,667)

Comprehensive (Loss)	(3,398,772)	(11,358,776)	(14,757,548)

Basic and Diluted (Loss) per Share	(0.10)	(0.32)	(0.42)

Basic and Diluted Weighted Average
Number of Shares Outstanding during the Period	35,521,287	35,521,287	35,521,287

The financial statements for the year ended December 31, 2008 have been restated due to the Company determining the acquisition of Dolphin Digital Media was a reverse meger and the impairment of certain goodwill acquired.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
The Company has fixed assets as of December 31, 2008 and 2007 as follows:

	December 31,	December 31,
	2008	2007

Property, plant and equipment	$122,042	$118,728
Accumulated depreciation	(57,253)	(24,925)

Total	$64,789	$93,803

Depreciation Expense is $32,328 for December 31, 2008.
NOTE 6 — INTANGIBLE ASSETS
The Company has intangible assets as of December 31, 2008 and 2007 as follows:

	December 31,	December 31,
	2008	2007

Novell access manager	$99,211	$99,211
Other intangible assets	29,924	29,924
DolphinSecure Websites	525,403	—

Total	$654,538	$129,135

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
NOTE 7 — LICENSING AGREEMENTS
The Company recognizes a monthly payment of $16,667 per month to Anne’s Diary Inc in respect of the seven year license to exploit the annesdiary.com website and technology.
The Company also recognizes a 10 year licensing agreement between Dolphin Entertainment Inc and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities. Net Sales is defined in the license as meaning the number of units sold by Dolphin Digital arising from the performance of the licensed activities multiplied by Dolphin Digital’s established prices as published on the Dolphin Digital websites or other official Dolphin Digital pricing publications in force at the time of sale. No set-offs, third-party royalties, or deductions of any kind may be taken in the determination of net sales or the royalties due to Dolphin Entertainment.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
NOTE 8 — STOCKHOLDERS EQUITY
A) Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.
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
B) Common Stock
The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.
The following transactions occurred during 2006 and 2007:
1.	On January 19, 2006 the Company issued 20,000 common shares for a cash consideration of $30,000.
2.	On February 16, 2006 the Company issued 6,667 common shares for a cash consideration of $50,000
3.	On December 15, 2006 the Company issued 15,000 common shares for a legal services valued at $22,500
4.	On March 21, 2007, a director of the Company returned 1,000,000 preferred shares, Series “A” for no consideration and the Company cancelled the shares.
5.	On March 21, 2007 the Company issued 273,671 common shares for the conversion of a note held in the Company. The shares were issued at $1.50 per share.
6.	On March 28, 2007 the Company issued 4,000 common shares to satisfy amounts payable of $11,400.
7.	On July 9th, 2007 the Company issued 12,000,000 common shares for the acquisition of Plays On The Net Plc, Anne’s World Limited and Curtain Rising Inc.
8.	On July 16th 2007, the Company issued 100,000 common shares for services rendered to the company valued at $50,000.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
9.	On August 20th, 2007 the Company issued 15,000 common shares for services rendered to the company valued at $7,500.
10.	On September 26th 2007, the Company agreed to issue 502,772 common shares for services rendered valued at $37,500 and payables amounting to $206,000.
11.	On September 27th 2007, the Company sold 1,757,011 common shares for cash of $ .50 cents per share.
12.	On October 10th 2007, the Company sold 954,306 common shares for cash at $ .50 cents per share.
13.	On October 25th 2007, the Company sold 278,907 common shares for cash at $ .50 cents per share.
14.	On October 26th 2007, the Company issued 15,000 common shares for services rendered to the company valued at $7,500.
15.	On October 26th 2007, the Company sold 578,032 common shares for cash at $ .50 cents per share.
16.	On November 9th 2007, the Company issued 400,000 common shares for services to be rendered over a period of 12 months to the company valued at $200,000.
17.	On November 9th 2007, the Company issued 90,000 common shares for services rendered to the company valued at $45,000.
18.	On November 28th 2007, the Company sold 134,377 common shares for cash at $ .50 cents per share.
19.	On December 3rd 2007, the Company sold 174,756 common shares for cash at $ .50 cents per share.
20.	On December 6th 2007, the Company sold 206,334 common shares for cash at $ .50 cents per share.
21.	On December 13th 2007, the Company sold 72,598 common shares for cash at $ .50 cents per share.
22.	On December 31st 2007, the Company sold 555,332 common shares for cash at $. 50 cents per share.
23.	On January 14 2008, the company issued 187,500 common shares as part of a liquidated damages indemnity clause due to late filing of a registration statement. The Dollar value of this transaction was $262,500.
24.	On February 14 2008, the Company sold 300,000 common shares for cash at $ .50 cents per share.
25.	On March 3 2008, the Company sold 1,000,000 common shares for cash at $ .50 cents per share.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
26.	On April 29, 2008, the Company sold 2,560 common shares for cash at $ .50 cents per share. Total cash received was $1,260.
27.	On May 1st 2008, the company issued to T Squared Investments LLC 300,000 common shares of Dolphin Digital Media Inc for a consideration of $ .10 per share, the total consideration was $30,000.
28.	On May 1, 2008, the Company issued 25,000 common shares for $ .50 for $12,500 of marketing & consulting services rendered.
29.	On June 6, 2008, the Company sold 25,000 common shares for cash at $ .50 cents per share. Total cash received was $12,500.
30.	On June 6, 2008, the Company issued 43,518 common shares at $ .50 for $21,704 of consulting services rendered to the Company.
31.	On June 17, 2008, the Company issued 203,504 common shares for $1.02 for $208,513 of marketing & consulting services rendered.
32.	On June 19, 2008, the Company sold 557,335 common shares for cash at $ .50 cents per share. Total cash received was $278,668.
33.	On June 23 2008 the Company issued 24,063,735 common shares for the acquisition of Dolphin Digital Media Inc.
34.	On September 30 2008, the Company sold 1,463,922 common shares at $ .50 cents per share. Total cash received was $731,961.
35.	On December 31, 2008, the Company sold 564,188 common shares for $ .50 cents per share. Total cash received was $282,094.
During 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 400,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 for a period of two years, and warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 for a period of two years. The common stock has a fair value of $200,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate of 3.94%, and expected warrant life of two years. The value of the warrants on the date of issuance was $103,686. For the year ended December 31, 2008, the Company has recognized consulting expense of $297,684 under the agreement. During the year 2008 the Company has recorded deferred stock compensation of $254,072.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
In June of 2008, the Company obtained an exclusive license to Dolphin Entertainment Inc.’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media, a newly formed Delaware corporation wholly owned by William O’Dowd, IV. At the time of the acquisition, Dolphin Digital was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties relating to certain live-action television and film productions, including: Zoey 101, Ned’s De-Classified School Survival Guide, Roxy Hunter, Shredderman Rules, Last Day of Summer, Gym Teacher, Spectacular, Soul Surfer: The Bethany Hamilton Story, and Millennium Kiss. This license was the sole asset of Dolphin Digital at the time of the acquisition, and Dolphin Digital had not yet commenced its planned principal operations. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent (15%) of our net sales from performance of the licensed activities. Net Sales is defined in the license as meaning the number of units sold by Dolphin Digital arising from the performance of the licensed activities multiplied by Dolphin Digital’s established prices as published on the Dolphin Digital websites or other official Dolphin Digital pricing publications in force at the time of sale. No set-offs, third-party royalties, or deductions of any kind may be taken in the determination of net sales or the royalties due to Dolphin Entertainment.
Also, on June 23 2008 the Company purchased 100% of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares of 51% of its outstanding common stock for the acquisition of Dolphin Digital Media Inc resulting in a change of control. In addition the Company also agreed to an anti-dilution provision for the shareholder of Dolphin Digital Media, Inc. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost. The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as reverse merger transaction with Logica Holdings. The acquisition was value at $11,560,029 at a price of $.50 per share the most recent cash sale of common stock.

June 23, 2008

Cash	$3,584
Inventory	100,997
Prepaid expenses	572
Other assets	727
Fixed assets	76,868
Intangible assets	132,582

Total assets	315,330
Less: Liabilities and notes payable	(475,033)

Net liabilities acquired	(159,703)
Value of stock issued	11,560,029
Liabilities acquired	159,703

Goodwill	$11,719,732

The goodwill recorded represented the control premium paid in the transaction. As required by ASC 350, the Company assessed the goodwill at December 31, 2008 and based upon this assessment the Company determined there was no future economic value in the goodwill resulting from the reverse merger with Logica Holdings. Accordingly, the Company fully impaired the value as of December 31, 2008.
NOTE 9 — INCOME TAXES
The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:	—	—

	—	—
Deferred benefit:	$5,200,000	$2,564,000

	5,200,000	2,564,000
Valuation allowance	(5,200,000)	(2,564,000)

(Benefit) provision for income taxes, net	$—	$—

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Combined statutory income tax rate	36.12%	36.12

Valuation allowance	(36.12)%	(36.12)%

Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2008	2007

Net operating loss carry-forward	14,400,000	7,800,000
Valuation allowance	(14,400,000)	(7,800,000)

Deferred income tax asset	$—	$—

The Company has a net operating loss carry-forward of approximately $11,251,000 available to offset future taxable income through 2028.
NOTE 10 — STOCK OPTION PLAN
For the period ended December 31st 2008, the Company had not implemented a stock option plan
NOTE 11 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
Even though the Company has moved its headquarters to Miami, it still leases office space in Toronto (Canada) pursuant to a lease expiring June 2009.
NOTE 12 — LITIGATION
On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder’s fee of $1,000,000 in connection with a business deal that the Company undertook. While the ultimate results of these proceedings against the Company cannot be predicted with certainty, management believes the resolution of these matters will not materially affect the accompanying consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
NOTE 13 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
On July 8, 2008, Mr. William O’Dowd IV loaned the Company $70,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $3,363 and which $2,191 was paid back.
On October 6, 2008, Mr. William O’Dowd IV loaned the Company $250,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $5,903.
On December 1, 2008, Mr. William O’Dowd IV loaned the Company $50,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $417.
On December 15, 2008, Mr. William O’Dowd IV loaned the Company $200,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $889.
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
Related party transactions with Anne’s Diary Inc.:
The Company has a an exclusive 7 year license from Anne’s Diary Inc allowing the Company to exploit technologies for secure biometric log in internet sites as well as any child and young adult related social networking platform.
Also, Anne’s Diary Inc has issued various invoices during 2008 to the Company for upgrades to the biometric login technology on the Dolphin Secure websites.
NOTE 14 — SUBSEQUENT EVENTS
Since December 31 2008, the Company has received loans that total of $463,000 from its major shareholders. These loans will be converted into common stock at $0.50 or will be repayable on demand.