Form 10-K
period 2009-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2010-04-15
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50621
DOLPHIN DIGITAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0787790 (I.R.S. Employer Identification No.)

804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida (Address of principal executive offices)	33134 (Zip Code)
Registrant’s telephone number (305) 774-0407
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
Issuer’s revenues for the year ended December 31, 2010, were $0.
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $11,397,816.
Indicate the number of shares outstanding of the registrant’s common stock as of March 31, 2009 is 60,717,499.
DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

PART I

ITEM 1.	BUSINESS.
Introduction
Dolphin Digital Media, Inc. is dedicated to the cause of online safety for children. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to internet safety, as well as digital entertainment.
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
Need for Internet Security
Although the Internet was originally conceived of, and designed, as a research and education network, it is being utilized today in radically different ways. The Internet has become a home for private and commercial communication, as well as expanding areas of commerce and public service, all the time allowing for direct personalized communication through chat rooms and e-mails. Along with the convenience and easy access to information come new risks in the form of unauthorized intruders. Intruders come in many forms: an adolescent curious about what he or she can do on the Internet; a college student who has created a new software tool; an individual seeking personal gain; or a predator seeking unthinkable gratification. Our solutions prevent these wrongdoers from getting to your children online.
Our Product
Dolphin Secure is easy-to-use software that downloads onto any computer in a child’s life, and gives parents the ability to guide where their children can go, and who they can talk to, while online.
Safer Surfing with Dolphin Secure:
During a registration process that takes less than 10 minutes, parents receive a “master white list” of pre-determined age-appropriate web sites for their child to visit. The Dolphin Secure “master white list” of pre-approved sites is updated daily, and ensures that children are free to explore and learn online more safely without the risk of stumbling onto pornography, inappropriate content or other illicit material. Parents can also customize the specific “white list” for each individual child, including the opportunity to add to, or delete from, the Dolphin Secure “master white list.” So, a parent could add or allow specific sites for her teenager that would remain blocked for her younger children. With Dolphin Secure, children can only visit sites on their specific “white list,” as customized (or not) by their parent.

Safer Chat with Dolphin Secure:
For the first time, parents have the option to set the boundaries of who their child can speak to, or who they can be approached by to speak with, online. Upon registration, parents have a wide variety of options to customize these parameters, from general groups to specific individuals, including:
•	Everyone within the Dolphin Surf social network.

•	Only children of a specific gender.

•	Only other children within a specific age range chosen by the parent.

•	Only a select group of hand-picked friends.

•	No one at all.
All other chat applications otherwise installed on the applicable computer are blocked from a child’s use, thereby ensuring that everyone that could approach the child with an IM request needs to be registered with Dolphin Secure.
How “Dolphin Secure” Works: Fingerprint Log-In
In a truly revolutionary offering, and one of the major aspects that makes Dolphin Secure a unique service, a child may fully utilize the “Dolphin Surf” social network and communicate with their friends only following Dolphin Secure fingerprint identification. Upon registration, a new user scans their finger using the Dolphin Secure UPEK fingerprint reader. The scanned fingerprint is then converted into a number and stored in a protected, remote database.
The child’s account details (e.g. parental settings and personal preferences) are associated with this number, which is created by an irreversible algorithm. A copy (or a “print”) of any user’s actual fingerprint is never taken, let alone stored anywhere within the Dolphin Secure system. Only the unique number created by any user’s unique fingerprint is kept.
After registration, each time an internet browser or an IM application is attempted to be used on the computer that is Dolphin Secure, a log-in page is triggered. Children simply enter their user name and scan their fingerprint. Dolphin Secure then verifies the child’s identity by matching the unique number created by this fingerprint scan with the number associated with the child’s user name in the Dolphin Secure database.
Once a match has been created, the Dolphin Secure system promptly loads each child’s personal, customizable home page within Dolphin Surf. That child is now free to surf to websites, and free to seek other children to be friends with, that are within the controls established by the parent. When parents or other adults in the household want to use the same computer, a master username and password can be entered, which unlocks the computer and allows them to freely access the Internet. Once the parent logs out, Dolphin Secure is automatically back in place for the next session.
“Dolphin Surf”
“Dolphin Surf” is a social network featuring the advanced functionality associated with the leading online communities and virtual worlds. Kids have the opportunity to create a profile, IM with approved friends, search for new friends, upload photos, send e-mails and customize a homepage that includes a widget library of content, friend updates and much more, all under the protection of the Dolphin Secure system. Children can set their own site themes, backgrounds and add or delete widgets on their homepage, making their Dolphin Surf experience totally unique to them.
“Dolphin Surf” will be the online destination for children to create, explore, interact and play, with the assurance that access to their account is available only to them — unlike other social networking sites where users, and their personal content, are vulnerable to anyone who knows, or can guess, their password.
It is the sharing of passwords among the overwhelming majority of children that exposes them to so many dangers of cyber-bullying, including online impersonation (e.g. when a classmate or “friend” who knows their password goes into their social network account and sends out an embarrassing e-mail, photo or IM to their entire address book, pretending to be them while also switching their password so that they can’t even access their account after the fact to try and limit the damage).

“Dolphin Groups”
The launch of Dolphin Groups in February 2010 allows all children’s organizations (e.g. schools, little leagues, after-school programs, charitable organizations, etc.) to create their own mini-sites within Dolphin Surf.
Any group will have the ability to upload content such as videos and photos to the group page, send out messages to the whole group, write on an individual member’s “wall,” create a calendar, schedule events, and much more. Of course, the group sites have the full instant messaging capability that is a revolutionary aspect of Dolphin Secure, thereby allowing the children to chat live with each other while viewing the group’s site. For the first time, a children’s organization can safely create their own environment with full online interactivity occurring by their children.
Dolphin Surf offers different levels of privacy for any group, including: (1) Open: where any child within Dolphin Surf can join (e.g. a “fan club” started by a child in support of a favorite television show), or (2) Semi-Private: where a group administrator can set parameters for who can join their group, such as age range or gender (e.g. a particular Little League Division only open to boys and girls twelve and under), or (3) Private: where a group administrator will have to review and approve each individual who requests to join the group (e.g.: a specific Little League team).
The Need for “Dolphin Secure”
Many parents want to protect their children online without feeling like they are spying on them. Spyware is difficult to use in the best of circumstances, but it has two even more fundamental problems. First, it is oftentimes reactive. It only tells a parent which sites their child has visited, and who their child has chatted with, after the damage has already been done. Secondly, by its very definition, spyware assumes the parent has the time to constantly review and monitor their children’s online activities.
Dolphin Secure was born out of a decision to provide a proactive solution for parents concerned with the online safety of their children. Busy parents need an easy-to-use system which gives them peace of mind that their rules for internet safety are being followed even when they are not around. Now, a mother busy doing the five hundred tasks in her typical day, usually all at once, doesn’t have to stop to worry that her 8 year-old daughter is receiving an instant message from someone that she doesn’t know, or that her 11 year-old son has incorrectly spelled the name of a new game and has wound up on a pornography site.
Pricing & Availability
An annual child membership to Dolphin Secure costs $59.95 per year (approx. $5 per month) plus an additional one-time fee of $15.00 for a fingerprint reader. Each additional child membership is $29.95 per year; a parent account is free. As of March 2010, a monthly subscription can be purchased for $5.95 per month for the first child, and $2.95 per month for each additional child in the household. Parents pay per child on their family account, not per software download. This way, a family can download Dolphin Secure onto every computer in the home for no additional charge. Extra fingerprint readers can be purchased for $24.95 each.
Dolphin Secure currently works for PCs using Windows XP or Vista operating systems, as well as Mac computers using the Safari operating system.
Target Market
Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:
•	In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.

•	In the United States, there are 40.13 million girls aged 5-15. This represents 13.21% of the US population.

Licensing & Branding
We hold a multiyear exclusive licensing agreement with Dolphin Entertainment (“DE”), a Miami-based, Emmy-award nominated production and distribution company of hit television programs for children, most notably Nickelodeon’s top-rated series Zoey 101 and hit show Ned’s Declassified School Survival Guide, among many others. Under the terms of our 10 year agreement, DE will work with us to create and manage several social networking websites which will be themed around DE’s own branded properties.
Dolphin Entertainment
Dolphin Entertainment, founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution, and Merchandising and Licensing. DE served as Executive Producer to Nickelodeon’s Emmy™-nominated hit series Zoey 101 and Ned’s Declassified School Survival Guide, as well as eight different television movies that have premiered on Nickelodeon in the past two years. DE enjoys worldwide distribution of its programs, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. DE has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.
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
Additional Revenue Streams
In February 2010, we announced a strategic partnership with the United Way of Miami-Dade to promote Dolphin Secure. The United Way of Miami-Dade is committed to helping Dolphin Digital Media in raising awareness around the importance of internet safety for children and the benefits of Dolphin Secure. Through this strategic partnership, the United Way of Miami-Dade will work with Dolphin Digital Media to expand its reach into key markets and audiences.
The first results of this strategic partnership were recognized later in February with the announcement that Dolphin Digital Media and the United Way of Miami-Dade had entered into an alliance with the Miami-Dade County Public Schools to promote Dolphin Secure. Miami-Dade County Public Schools is the fourth-largest public school system in the country, with a diverse enrollment of more than 342,000 students from over 100 countries at its 392 schools. Miami-Dade County Public Schools also has 50,271 employees, including 22,006 teachers. In addition to the safety benefits of Dolphin Secure, all parties are excited about utilizing Dolphin’s biometric authentication to help deliver on the promise of “virtual schooling,” including online classes available to all students, as well as live chat for homework help and tutoring.
In March 2010, we entered into a partnership with the Girl Scout Council of Tropical Florida to promote Dolphin Secure and to utilize Dolphin Secure’s group functionality. The campaign, “SOS: Speak Online Safely,” began March 25, 2010. The Girl Scout Council of Tropical Florida has over 700 troops and over 16,000 members between Miami-Dade County and Monroe County. Each troop will have their own group within Dolphin Surf, open only to their members, while the Council as a whole with have a group open to all 16,000 Girl Scouts in Miami-Dade and Monroe counties. Also, the Girl Scout Council of Tropical Florida will start other groups for additional programs they offer, all open only to the girls that participate in those programs, as well as groups open to all girls, whether they are current Girl Scouts or not. This partnership is a wonderful example of the clear benefits that the group functionality within Dolphin Secure offers to all children’s organizations, large or small.

Corporate History
Dolphin Digital Media, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1996 and 2003.
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

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O’Dowd, and appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. As Mr. O’Dowd is considered a related party under applicable accounting rules, we recorded the assets of DDM at their historical cost.
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
Certain Risk Factors Relating to our Business
We may need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan and be required to suspend operations.
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
Our future success will depend to a significant extent on the continued services of William O’Dowd, IV who conceived the business and overall operating strategy, has been most instrumental in assisting us in raising capital and currently serves as our executive officer. We do not have an employment agreement with Mr. O’Dowd at present. We do not maintain key man life insurance for any executive officer. Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.
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

On November 2, 2009, an action was initiated by Plaintiffs Malcolm Stockdale, the Winterman Group Ltd. and Anne’s Diary, Inc. against Defendants William O’Dowd IV, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. in the U.S. District Court for the Southern District of Florida. In their complaint, Plaintiffs alleged that O’Dowd, Dolphin Entertainment and Dolphin Digital Media conspired with the parties’ mutual counsel, Mark Peikin (who is also one of the Defendants in the action styled Dolphin Digital Media, Inc., et al. v. Mark Peikin, et al., Case No. 09-CIV-22964-KING/BANDSTRA) to acquire Logica Holdings, Inc. by fraud in 2008. Notably, Mark Peikin is not named in the suit as a Defendant. According to the complaint, Defendants conspired with Peikin to change the terms of the merger just before its closing, which change benefited O’Dowd by approximately $4,000,000. Thereafter, Plaintiffs allege that O’Dowd stole shares of stock and mismanaged Logica. Causes of action alleging conspiracy, fraud, breach of fiduciary duty and violations of the Racketeer Influenced and Corrupt Organizations Act are alleged. No specific amount of damages sought was alleged in the complaint. On January 19, 2010, Plaintiffs unilaterally and without notice dismissed the lawsuit (without prejudice to their right to re-file the action at a later date, if they choose) and did so without obtaining a settlement of any kind from any of the Defendants.

ITEM 4.	(REMOVED AND RESERVED).
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Stock
Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol “DPDM.OB.” The high and low bid information for each quarter since January 1, 2008, as quoted on the OTC Bulletin Board, is as follows:

Quarter	High Bid	Low Bid

Second Quarter 2010 (through April 12, 2010)	$0.40	$0.31
First Quarter 2010	$0.39	$0.20

Fourth Quarter 2009	$0.49	$0.19
Third Quarter 2009	$0.51	$0.30
Second Quarter 2009	$0.71	$0.45
First Quarter 2009	$0.80	$0.40

Fourth Quarter 2008	$1.10	$0.45
Third Quarter 2008	$1.25	$0.60
Second Quarter 2008	$1.00	$0.30
First Quarter 2008	$1.69	$0.75
The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.
Holders
As of December 31, 2009, an aggregate of 56,959,454 shares of our common stock were issued and outstanding and were owned by approximately 266 stockholders of record, based on information provided by our transfer agent.

Dividends
We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.
Equity Compensation Plan Information
The Company does not have any equity compensation plans.
Recent Sales of Unregistered Securities
The Company sold the following unregistered equity securities during 2009. Other unregistered equity securities sold by the Company during 2009 have been previously disclosed in the Company’s quarterly periodic reports on Form 10-Q filed with the SEC during 2009.
On July 27, 2009 the Company issued a total of 500,000 shares of common stock valued at $150,000 ($.39 per share) for services.
On September 18, 2009 the Company issued a total of 79,800 shares of common stock valued at $29,526 ($.37 per share) for services.
On September 18, 2009 the Company issued a total of 136,986 shares of common stock valued at $50,685 ($.37 per share) for services.
On September 18, 2009 the Company issued a total of 68,493 shares of common stock valued at $25,342 ($.37 per share) for services.
During the three months ended December 31, 2009, the Company sold 2,250,000 shares of common stock for $750,000 ($.33 per share). In addition the Company issued 1,125,000 common stock warrants with an exercise price of $1.00 expiring 2 years from the date of issuance.
During the three months ended December 31, 2009, the Company sold 600,000 shares of common stock for $150,000 ($.25 per share).
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
Special Note Regarding Forward Looking Statements
Certain statements in this Form 10-K under “Management’s Discussion and Analysis” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform A ct of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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
Results for the year ended December 31, 2009 compared to December 31, 2008
Revenues for the year ended December 31, 2009 decreased by $914,511 from $914,551 for the year ended December 31. 2008. Due to the fact there was no web development services carried out for third parties.
The cost of sales for the year ended December 31, 2009 was $0 opposed to $346,406 for the year ended December 31, 2008. The $346,406 decrease was entirely due to the fact that the Company did not carry out website development for third parties this quarter.
The Company’s general and administration costs increased by $1,686,692 from $1,590,896 for the year ended December 31, 2008 to $3,277,588 for the year ended December 31, 2009 as a result of increased marketing and administrative costs. The Company expects to incur significant marketing expense in preparation for the worldwide launch of Dolphin Secure.
The legal and professional fees decreased by $845,627 from $1,387,040 for the year ended December 31, 2008 to $541,413 for the year ended December 31, 2009. This was as a result of legal cost incurred in the year ended December 31, 2008 for the acquisition of Dolphin Digital Media, corporate finance services and the contracted services of external consultants.
Impairment of intangible assets decreased by $10,913,114 from $11,719,732 for the year ended December 31, 2008 to $806,618 for the year ended December 31, 2009 as a result of decreased legal costs. During the year ended December 31, 2008 the Company impaired the goodwill acquired with the reverse merger of Logica Holdings.
The total expenditure for the year ended December 31, 2008 was $14,984,068 opposed to $4,698,546 for the year ended December 31, 2009. The $10,285.522 decrease was due to during the year ended December 31, 2008 the Company impaired the goodwill acquired with the reverse merger of Logica Holdings valued at $11,719,732.
Liquidity and Capital Resources
For the year ended December 31, 2009 we have relied on advances of $500,619 from our principal founders. We issued $600,000 of convertible notes payable. We sold a total of 6,829,485 shares of common stock for proceeds of $2,298,799 As of December 31, 2009, we had cash of $3,218 and a working capital deficit of $2,890,624.
We are in the process of rolling out Dolphin Secure and expanding our network of strategic partnerships. Our long term growth lies in the generation of subscription fees from memberships in Dolphin Secure. We expect to begin generating revenues from Dolphin Secure in the third quarter of 2010.

Critical Accounting Policies
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, Anne’s World Limited, Curtain Rising Inc and Dolphin Digital media Inc. for the period January 1, 2009 to December 31, 2009. Intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At December 31 2009 and 2008, the value of the company’s inventory was $91,980 and $94,048, respectively.
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

Goodwill and Intangible Assets
The Company adopted Accounting Standard Codification (“ASC”) Topic 350, formerly, Statement of Financial Accounting Standard (“SFAS “) No 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of ACS Topic 350, formerly SFAS No. 142. Goodwill and indefinite-lived intangible represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company holds licenses and expects both licenses and the cash flow generated by the use of the licenses in order to operate the platform to continue indefinitely due to the likelihood of continued renewal at little or no cost.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 Intangibles — Goodwill and Other and Property, Plant and Equipment. In accordance with FASB ASC No.’s 350 and 360, long-lived assets, Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment” in the consolidated statement of operations. A 100% or $92,111 impairment charge was recorded in 2009 for the Novell access manager acquired during the year 2007 as it was determined by management that the future value was impaired.
Income Taxes
Deferred income taxes are recognized based on the provisions of ASC Topic 740, formerly, SFAS No. 109 , “Accounting for Income Taxes” (“SFAS 109”) for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Other
Comprehensive Income
The Company has adopted ACS Topic 220, formerly SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive.

Recent Accounting Pronouncements
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
In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC No. 105 did not have a impact on our financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2009, we did not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e)under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, and with the participation of our consultant who also provides outsourced accounting services to us, our President who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	40	Chief Executive Officer, CFO and Chairman of the Board of Directors

Michael Espensen	59	Director

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
Compliance with Section 16(a) of the Exchange Act
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2009. Mr. O’Dowd and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.
Employment Agreements
None.
Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

William O’Dowd, IV, CEO,	2009	$0	0	0	0	0	0
President and Chairman	2008	$0	0	0	0	0	$0
Outstanding Equity Awards at Fiscal Year-End
None of the executive officers named in the table above have any outstanding equity awards.
Director Compensation
We have not paid either of our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the beneficial ownership of our common stock as of March 31, 2010 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.
Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 60,717,499 shares of our common stock outstanding as of March 31, 2010.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	24,142,069	39.8%
Michael Espensen	0	*
T Squared Investments LLC (2)	15,423,366	21.7%
All Directors and Named Executive Officers as a Group (2 persons)	24,142,069	39.8%

*	Less than 1%

(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida, 33134.

(2)
Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC (1325 Sixth Avenue, Floor 28, New York, NY 10019). Includes: (i) 1,666,667 shares issuable upon conversion of 500,000 shares of Series A Convertible Preferred Stock; (ii) 666,667 shares issuable upon conversion of a convertible note in the principal amount of $200,000; (iii) 769,231 shares issuable upon conversion of a convertible note in the principal amount of $300,000; 7,000,000 shares issuable upon exercise of a common stock purchase warrant with an exercise price of $0.1928 per share; and (iv) 231,000 shares issuable upon exercise of a common stock purchase warrant with an exercise price of $$0.0001 per share.

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

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities.
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
Related party transactions with Mr. Malcolm H. Stockdale:
The Company retained Mr. Stockdale as consultant in July of 2007 for 24 months, with monthly compensation of $16,667. The Company granted 203,503 restricted shares to Mr. Stockdale in compensation of the first 12 months fees plus 10% interest. The fees amounted to $200,004, plus $8,509.43 of interest hence the average conversion rate was $1.02 per share.
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

ITEM 14.	EXHIBITS.

Exhibit No.

2.1	Exchange Agreement dated December 9, 2003, between Maximum Awards, Inc. and Maximum Awards Pty Ltd. (1)

2.2	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Global Business Group Pty, Ltd.) (2)

2.3	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Travel Easy Pty, Ltd.) (2)

2.4	Share Exchange Agreement dated July 9, 2007, between Maximum Awards, Inc., Plays on the Net, PLC, Anne’s World Limited, Curtains Rising, Inc., and the Winterman Group Ltd. (3)

2.5	Stock Purchase Agreement dated September 24, 2007, between Logica Holdings, Inc. and Eko Group Pty Limited (4)

2.6	Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

3.1	Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995 (1)

3.2	Amendment to Articles of Incorporation, as filed on December 5, 2003 (1)

3.3	Amendment to Articles of Incorporation, as filed on May 29, 2007 (6)

3.4	Amendment to Articles of Incorporation, as filed on August 7, 2007 (6)

3.5	Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (7)

3.6	Bylaws (1)

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)

4.2	Certificate of Designations of Series A Preferred Stock, filed October 10, 2007 (5)

4.3	Common Stock Purchase Warrant A (5)

4.4	Common Stock Purchase Warrant B (5)

4.5	Common Stock Purchase Warrant C (5)

4.6	Letter Agreement with T Squared Investments, LLC, dated July 29, 2009

4.7	Subscription Agreement with T Squared Investments, LLC, dated July 29, 2009

4.8	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009

4.9	Letter Agreement with T Squared Investments, LLC, dated March 10, 2010

4.10	Common Stock Purchase Warrant “E” with T Squared Investments, LLC, dated March 10, 2010

Exhibit No.

31	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.

(2)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.

(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.

(5)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.

(7)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-Q for the three months ended June 30, 2008, filed with the Securities and Exchange Commission on August 18, 2008.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2009	12/31/2008
Audit Fees	$40,000	$37,000
Audited-Related Fees	0	10,000
Tax Fees	0	0
All Other Fees	0	4,000

Total	$40,000	$51,000

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

Dated: April 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chairman, Chief Executive Officer and President (principal executive officer and principal financial officer)

Dated: April 15, 2010

By:	/s/ Michael Espensen
Michael Espensen
Director

Dated: April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Dolphin Digital Media, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the two years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $27,500,000 as of December 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 15, 2010
200 South Park Road, SUITE 150 • HOLLYWOOD, FLORIDA 33021 • TELEPHONE (954) 922-5885 • FAX (954) 922-5957
MEMBER — AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA • REGISTERED WITH THE PUBLIC COMPANY
ACCOUNTING OVERSIGHT BOARD OF THE SEC

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Current
Cash	$3,218	$51,014
Inventory	91,860	94,048
Prepaid Expenses	211,128	69
Other Current assets	635	678

Total Current Assets	306,841	145,809

Property, Plant and equipment	—	64,789
Intangible Assets	1,208,268	654,538

Total Assets	$1,515,109	$865,136

LIABILITIES
Current
Cash overdraft	$14,087	$—
Accounts payable	1,573,028	862,742
Payroll Liabilities	—	10,375
Other current liabilities	315,350	64,532
Advances from Related Parties	1,079,000	578,381
Notes payable (Net of discount of $84,000)	216,000	—

Total Current Liabilities	3,197,465	1,516,030

Long Term Liabilities
Notes payable convertible (Net of discount of $73,032)	230,143	—

Total Long Term Liabilities	230,143	—

Total Liabilities	3,427,608	1,516,030

STOCKHOLDERS’ DEFICIT

Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 56,959,454 issued and outstanding as of December 31, 2009 and 49,236,904 issued and outstanding as of December 31 2008	897,141	738,553
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional Paid-In Capital	24,854,441	21,360,530
Accumulated Deficit	(27,529,526)	(22,609,785)
Comprehensive Loss / Income	(135,055)	(140,692)

Total Stockholders’ Deficit	(1,912,499)	(650,894)

Total Liabilities and Stockholders’ Deficit	$1,515,109	$865,136

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Income Statements
For the years ended December 31, 2009 and 2008

	For the Years ended
	December 31,
	2009	2008

Revenues	$—	$914,551

Cost of Sales	—	346,406

Gross Profit	—	568,145

Expenditures:
General and Administrative	3,277,588	1,590,896
Legal and Professional Fees	541,413	1,387,040
Depreciation	23,229	32,328
Impairment of Intangible Assets	806,618	11,719,732
Impairment of Fixed Assets	49,698
Amortization of Stock Compensation	—	254,072

Total Expense	4,698,546	14,984,068

Loss from Operations	(4,698,546)	$(14,415,923)

Other Expenses
Interest Expense	221,195	38,458
Liquidated Damages	—	262,500

Total Other Expenses	221,195	300,958

Net (Loss) / Profit from operations	$(4,919,741)	$(14,716,881)

Foreign Currency Adjustments	5,637	(40,667)

Comprehensive (Loss) / Profit	$(4,914,104)	$(14,757,548)

Basic and Diluted Loss per Share	$(0.09)	$(0.42)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	53,926,712	35,521,287

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2009 and 2008

					Additional		Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss / Gain	Defecit	Deficit
Balance December 31, 2007	500,000	$500	20,500,642	$307,565	$7,941,022	$(254,072)	$(100,025)	$(7,852,237)	$42,753

Shares Issued for Cash	—	—	300,000	4,500	25,500	—	—	—	30,000

Shares Issued for Liquidated Damages	—	—	187,500	2,813	259,688	—	—	—	262,501

Shares Issued for Acquisitions	—	—	24,063,735	360,956	10,997,819	—	—	—	11,358,775

Shares issued for Services & Payables	—	—	272,021	4,024	238,693	—	—	—	242,717

Shares issued for cash	—	—	3,913,006	58,695	1,897,808	—	—	—	1,956,503

Deferred Compensation	—	—	—	—	—	—	—	—	—

Amortization of Deferred Compensation	—	—	—	—	—	254,072	—	—	254,072

Comprehensive Loss / Gain	—	—	—	—	—	—	(40,667)	—	(40,667)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(14,757,548)	(14,757,548)

Balance December 31, 2008	500,000	$500	49,236,904	$738,553	$21,360,530	$—	$(140,692)	$(22,609,785)	$(650,894)

Shares issued for Services	—	—	3,743,065	56,146	1,053,347	—	—	—	1,109,493

Shares Issued for Cash	—	—	6,829,485	102,442	2,196,357	—	—	—	2,298,799

Warrants issued for notes payable	—	—	—	—	76,207	—	—	—	76,207

Beneficial conversion on convertible notes	—	—	—	—	168,000	—	—	—	168,000

Comprehensive Loss / Gain	—	—	—	—	—	—	5,637	—	5,637

Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	(4,919,741)	(4,919,741)

	500,000	$500	59,809,454	$897,141	$24,854,441	$—	$(135,055)	$(27,529,526)	$(1,912,499)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Consolidated Statements of Cashflows
For the years ended December 31, 2009 and 2008

	2009		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,919,741)	$(14,757,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		23,229	32,328
Amortization of debt discount		90,350	—
Impairment of fixed assets		56,602
Impairment of intangibles		99,211	—
Amortization of common stock compensation		—	254,072
Common Stock issued for compensation		1,109,493	—
Shares Issued — Liquidated Damages		—	262,501
Shares Issued — Services Rendered		—	242,717
Impairment of goodwill		—	11,358,776
Changes in operating assets and liabilities:
Increase / (Decrease) in prepaid expenses		(211,059)	399
Increase / (Decrease) in other current assets		43	11,218
Increase / (Decrease) in Inventory		2,188	(91,819)
Increase / (Decrease) in accounts payable		710,286	638,850
Increase / (Decrease) in payroll liabilities		(10,375)	—
Increase / (Decrease) in other current liabilities		250,818	66,870

Net Cash (Used In) Operating Activities		(2,798,955)	(1,981,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers		(15,042)	(3,314)
Purchase of intangible assets		(652,941)	(525,403)

Net Cash (Used In) Investing Activities		(667,983)	(528,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft		14,087	—
Proceeds from convertible notes payable		300,000	—
Proceeds from sale of common stock		2,298,799	30,000
Advances from Related Parties		500,619	578,381
Proceeds from note payable		300,000	1,956,503

Net Cash Provided By Financing Activities		3,413,505	2,564,884

Foreign Currency Adjustments		5,637	(40,667)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(47,796)	13,864

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		51,014	37,150

CASH AND CASH EQUIVALENTS, END OF PERIOD		$3,218	$51,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$		$38,458

Income taxes		$—	—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS
INVESTING AND FINANCING ACTIVITIES:
Liquidated Damages	$		$262,501

Conversion of debt to equity		$—	$1,956,503

Conversion of accounts payable to equity		$—	$242,717

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has yearend losses from operations for 2009 and 2008. During the year ended December 31, 2009 the Company recorded an accumulated deficit of approximating $27,0529,526. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, Anne’s World Limited, Curtain Rising Inc and Dolphin Digital media Inc. for the period January 1, 2009 to December 31, 2009. Intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At December 31 2009 and 2008, the value of the company’s inventory was $91,980 and $94,048, respectively.

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
Goodwill and Intangible Assets
The Company adopted Accounting Standard Codification (“ASC”) Topic 350, formerly, Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of ACS Topic 350, formerly SFAS No. 142. Goodwill and indefinite-lived intangible represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company holds licenses and expects both licenses and the cash flow generated by the use of the licenses in order to operate the platform to continue indefinitely due to the likelihood of continued renewal at little or no cost.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 Intangibles — Goodwill and Other and Property, Plant and Equipment. In accordance with FASB ASC No.’s 350 and 360, long-lived assets, Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment” in the consolidated statement of operations. A 100% or $92,111 impairment charge was recorded in 2009 for the Novell access manager acquired during the year 2007 as it was determined by management that the future value was impaired.
Income Taxes
Deferred income taxes are recognized based on the provisions of ASC Topic 740, formerly, SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Other
Comprehensive Income
The Company has adopted ACS Topic 220, formerly SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2009 and 2008, were 7,036414 and 4,100,000 warrants, respectively. There were no dilutive securities outstanding for the period ended December 31, 2009.
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
Fair Value of Financial Instruments
Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.
Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.
Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1
Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3
Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.
Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits. During the year ended December 31, 2008, one customer accounted for 99% of the Company’s sales. During the year ended December 31, 2009 the Company did not have any sales.
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
In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adpotion of FASB ASC No. 105 did not have a impact on our financial statements.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
The Company has fixed assets as of December 31, 2009 and 2008 as follows:

	December 31,	December 31,
	2009	2008

Property, plant and equipment	$122,042	$122,042
Accumulated depreciation	(122,042)	(57,253)

Total	$—	$64,789

Depreciation Expense is $64,789 and $32,328 for December 31, 2009 and 2008, respectively.
NOTE 5 — INTANGIBLE ASSETS
The Company has intangible assets as of December 31, 2009 and 2008 as follows:

	December 31,	December 31,
	2009	2008

Novell access manager	$—	$99,211
Other intangible assets	29,924	29,924
Dolphin Secure Websites	1,178,344	525,403

Total	$1,208,268	$654,538

A 100% or $92,111 impairment charge was recorded in 2009 for the Novell access manager acquired during the year 2007 as it was determined by management that the future value was impaired.
NOTE 6 — NOTES PAYABLE — CONVERTIBLE

December 31, 2009

Note Amount	$300,000
Discount	(84,000)

Net	$216,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at December 31, 2009 amount to $19,616. The Company recorded beneficial conversion of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at December 31, 2009 amounted to $56,000.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at December 31, 2009 amount to $7,534. The Company recorded beneficial conversion of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at December 31, 2009 amounted to $28,000.

NOTE 7 — NOTE PAYABLE RELATED PARTY
At December 31, 2009 The Company’s CEO had loaned the Company a total of $1,079,000. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O’Dowd includes accrued interest of $111,278 at December 31, 2009.
NOTE 8 — NOTE PAYABLE — CONVERTIBLE
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80. The Note is due July 29, 2015. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. As of December 31, 2009 the Company recorded amortization expense of $6,350 related to the note.

December 31, 2009

Note Amount	$300,000
Discount	(69,857)

Net	$230,143

NOTE 9 — LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No sales were recorded during the year ended December 31, 2009.
NOTE 10 — STOCKHOLDERS EQUITY
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
The following transactions occurred during 2009 and 2008:
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
On April 9, 2009 the Company sold 256,410 shares of common for $100,000 ($.39 per share). In addition the Company issued 128,502 common stock warrants with an exercise price of $.80.
On April 9, 2009 the Company sold 67,103 shares of common for $26,170 ($.39 per share). In addition the Company issued 33,552 common stock warrants with an exercise price of $.80.

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
During the three months ended December 31, 2009 the Company sold 2,250,000 shares of common for $750,000 ($.33 per share). In addition the Company issued 1,125,000 common stock warrants with an exercise price of $1.00 expiring 2 years from the date of issuance.
During the three months ended December 31, 2009 the Company sold 600,000 shares of common for $150,000 ($.25 per share).
Common stock issued for services
On March 20, 2009 the Company issued a total of 1,350,000 shares of common stock valued at $270,000 ($.20 per share) for services.
On March 20, 2009 the Company issued a total of 500,000 shares of common stock valued at $100,000 ($.20 per share) for services.
On July 10, 2009 the Company issued a total of 86,000 shares of common stock valued at $37,840 ($.44 per share) for services.
On July 10, 2009 the Company issued a total of 1,000,000 shares of common stock valued at $440,000 ($.44 per share) services. The foregoing shares are the subject of ongoing litigation, in which the Company claims that the shares were improperly issued.
On July 27, 2009 the Company issued a total of 21,786 shares of common stock valued at $37.840 ($.44 per share) for services.
On July 27, 2009 the Company issued a total of 500,000 shares of common stock valued at $150,000 ($.39 per share) for services.
On September 18, 2009 the Company issued a total of 79,800 shares of common stock valued at $29,526 ($.37 per share) for services.
On September 18, 2009 the Company issued a total of 136,986 shares of common stock valued at $50,685 ($.37 per share) for services.

On September 18, 2009 the Company issued a total of 68,493 shares of common stock valued at $25,342 ($.37 per share) for services.
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
NOTE 11 — INCOME TAXES
The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008

Current:	—	—

	—	—
Deferred benefit:	$1,777,000	$5,200,000

	1,777,000	5,200,000
Valuation allowance	(1,777,000)	(5,200,000)

(Benefit) provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Combined statutory income tax rate	36.12%	36.12

Valuation allowance	(36.12)%	(36.12)%

Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2009	2008

Net operating loss carry-forward		14,400,000
Valuation allowance	(1,777,000)	(14,400,000)

Deferred income tax asset	$—	$—

The Company has a net operating loss carry-forward of approximately $16,100,000 available to offset future taxable income through 2029.
NOTE 12 — STOCK OPTION PLAN
For the period ended December 31st 2009, the Company had not implemented a stock option plan.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $3,237 per month.
NOTE 14 — LITIGATION
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
Malcolm Stockdale, et al. v. William O’Dowd, et al., Case No. 09-23338-CIV-JORDAN
This action was initiated on November 2, 2009. Therein Plaintiffs Malcolm Stockdale, the Winterman GroupLtd. and Anne’s Diary, Inc. sued Defendants William O’Dowd IV, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. in the U.S. District Court for the Southern District of Florida. In their complaint, Plaintiffs alleged that O’Dowd, Dolphin Entertainment and Dolphin Digital Media conspired with the parties’ mutual counsel, Mark Peikin (who is also one of the Defendants in the action styled Dolphin Digital Media, Inc., et al. v. Mark Peikin, et al., Case No. 09-CIV-22964-KING/BANDSTRA) to acquire Logica Holdings, Inc. by fraud in 2008. Notably, Mark Peikin is not named in the suit as a Defendant. According to the complaint, Defendants conspired with Peikin to change the terms of the merger just before its closing, which change benefited O’Dowd by approximately $4,000,000.00. Thereafter, Plaintiffs allege that O’Dowd stole shares of stock and mismanaged Logica. Causes of action alleging conspiracy, fraud breach of fiduciary duty and violations of the Racketeer Influenced and Corrupt Organizations Act are alleged. No specific amount of damages sought was alleged in the complaint. On January 19, 2010, Plaintiffs unilaterally and without notice dismissed the lawsuit (without prejudice to their right to re-file the action at a later date, if they choose) and did so without obtaining a settlement of any kind from any of the Defendants.

NOTE 15 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
On July 8, 2008, The Company’s CEO loaned the Company $70,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $3,363 and which $2,191 was paid back.
On October 6, 2008, The Company’s CEO loaned the Company $250,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $5,903.
On December 1, 2008, The Company’s CEO loaned the Company $50,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $417.
On December 15, 2008, The Company’s CEO loaned the Company $200,000 at a rate of 10% per annum. It was agreed that the loans would be on demand or converted into common restricted stock at a conversion rate of 50 cents per share. At December 31, 2008 the principle amount had accrued interest amounting to $889.
At December 31, 2009 The Company’s CEO had loaned the Company a total of $1,079,000. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O’Dowd includes accrued interest of $111,278 at December 31, 2009.
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
NOTE 16 — SUBSEQUENT EVENTS
Subsequent to year end the Company sold to two individuals a total of 600,000 shares of common for $150,000 ($.25 per share).
Subsequent to year end the Company sold to nine individuals a total of 1,546,974 shares of common for $510,500 ($.33 per share). In addition the Company issued 773,487 common stock warrants with an exercise price of $1.00.
Subsequent to year end the Company sold to an investor 64,103 shares of common for $25,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.
Subsequent to year end the Company issued a total of 250,000 shares of common stock for services.
On March 10, 2010 the Company and T Squared Investments LLC agrees to cancel the following warrants:
•	Warrant “A” for 650,000 shares;
•	Warrant “B” for 1,500,000 shares;
•	Warrant “C” for 1,500,000 shares; and,
•	Warrant “4” for 384,615 shares.

Post such cancellation, the only warrants held by T Squared Investments LLC is their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the following warrant below. Pursuant to this agreement the expiration date of Warrant “D” will be reduced from July 28, 2014 to December 31, 2012.
In consideration for the cancellation of such warrants above and for the payment to the DPDM described below, T Squared Investments LLC will be issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.
Upon execution T Squared Investments LLC will immediately wire Two Hundred Thousand Dollars ($200,000) to the Company, which will result in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144.
T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above the 9.99% ownership level of the Company. All terms of this letter and Warrant E (as laid out in the Warrant “E”) are effective upon execution by both parties as of the date written above. T Squared Investments LLC will make a good faith effort to exercise or pay the applicable amount to reduce the exercise price of Warrant “E” by $750,000 by September 30th, 2010.
Immediately upon signing this agreement and wiring DPDM $200,000.00, T Squared Investments LLC will have the following warrants outstanding.

New Warrant “E”:	Amount:	7,000,000 shares
	Exercise price:	$0.2214 per share
	Expiration Date:	12/31/2012

New Warrant “D”:	Amount:	231,000 shares
	Exercise price:	$0.0001 per share
	Expiration Date:	12/31/2012
On April 6, 2010 T-Squared Investments, LLC paid down an additional $200,000 reducing the exercise price on the warrants to $.1928.
The company evaluated subsequent events through the filing date of April, 14 2010.