Form 10-Q
period 2010-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2010-05-24
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
The number of shares of Common Stock outstanding was 61,800,830 as of May 24, 2010.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
		(Audited)
ASSETS
Current
Cash	$179,629	$3,218
Inventory	88,420	91,860
Prepaid Expenses	7,063	211,128
Other Current assets	694	635

Total Current Assets	275,806	306,841

Property, Plant and equipment	—	—

Intangible Assets	1,447,832	1,208,268

Total Assets	$1,723,638	$1,515,109

LIABILITIES
Current
Cash overdraft	$—	$14,087
Accounts payable	1,491,387	1,573,028
Other current liabilities	364,528	315,350
Advances from Related Parties	1,124,000	1,079,000
Notes payable (Net of discount of $63,000 and $84,000, respectively	237,000	216,000

Total Current Liabilities	3,216,915	3,197,465

Long Term Liabilities
Notes payable convertible (Net of discount of $69,857 and $73,032, respectively	233,318	230,143

Total Liabilities	3,450,233	3,427,608

STOCKHOLDERS’ DEFICIT

Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 61,770,527 issued and outstanding as of March 31, 2010 and 56,959,454 issued and outstanding as of December 31 2009	934,058	897,141
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional Paid-In Capital	26,721,137	24,854,441
Deferred Compensation	—	—
Accumulated Deficit	(29,120,227)	(27,529,526)
Comprehensive Loss / Income	(262,063)	(135,055)

Total Stockholders’ Deficit	(1,726,595)	(1,912,499)

Total Liabilities and Stockholders’ Deficit	$1,723,638	$1,515,109

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Income Statements
For the Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended
	March 31,
	2010	2009

Revenues	$256	$—

Cost of Sales	240	—

Gross Profit	16	—

Expenditures:
General and Administrative	370,223	1,111,982
Legal and Professional Fees	216,002	143,358
Depreciation	—	7,080

Total Expense	586,226	1,262,420

Loss from Operations	(586,210)	$(1,262,420)

Other Expenses
Finance charges	966,649	—
Interest Expense	38,108	22,254

Total Other Expenses	1,004,757	22,254

Net (Loss) / Profit from operations	$(1,590,967)	$(1,284,674)

Foreign Currency Adjustments	266	10,764

Comprehensive (Loss) / Profit	$(1,590,701)	$(1,273,910)

Basic and Diluted Loss per Share	$(0.03)	$(0.03)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	59,997,836	49,236,904

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Consolidated Statements of Cashflows
For the Thee Months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,590,967)	$(1,284,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	7,080
Amortization of debt discount	24,175	—
Common Stock issued for compensation	—	370,000
Warrants issued for financing	945,614
Shares Issued — Services Rendered	72,500	—
Changes in operating assets and liabilities:
Increase / (Decrease) in prepaid expenses	204,065	69
Increase / (Decrease) in other current assets	(59)	97
Increase / (Decrease) in Inventory	3,440	—
Increase / (Decrease) in accounts payable	(81,915)	335,178
Increase / (Decrease) in other current liabilities	49,717	(15,152)

Net Cash (Used In) Operating Activities	(373,430)	(587,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(239,564)	(60,631)

Net Cash (Used In) Investing Activities	(239,564)	(60,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash overdraft	(14,087)	—
Proceeds from sale of common stock	685,500	—
Advances from Related Parties	45,000	366,000
Proceeds from exercise of warrants	200,000	—
Proceeds from note payable	—	300,000

Net Cash Provided By Financing Activities	916,413	666,000

Foreign Currency Adjustments	(127,008)	10,764

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	176,411	28,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,218	51,014

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,629	$79,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$—	$798

Income taxes	$—	—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$—	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.
Dolphin Digital Media Inc (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc
Dolphin Digital Media, Inc. is dedicated to the cause of online safety for children. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to internet safety, as well as digital entertainment
Dolphin Digital Media (Canada) Inc (Former Plays On The Net Inc) was incorporated in Ontario (Canada) on July 27 2006.] The Company changed it name on October 28, 2008.
Curtain Rising Inc was incorporated in Ontario (Canada) on October 19 2006. The company has no current operations, revenues or expenses.
On June 23 2008 Logica Holdings purchased 100% of Dolphin Digital Media Inc. The Company issued a total of 24,063,735 of common shares, equivalent to 51% of its outstanding common stock, for the acquisition of Dolphin Digital Media Inc resulting in a change of control. The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as a reverse merger transaction with Logica Holdings. Historical financials are those of Logica Holdings.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the three months ended March 31, 2010 of 1,590,701. As of March 31, 2010 the Company recorded an accumulated deficit of approximating $29,120,227. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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

NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, Anne’s World Limited, Curtain Rising Inc and Dolphin Digital Media Inc. for the three months ended March 31, 2010 and 2009. Intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassification
Certain prior period amounts have been reclassified to conform to March 31, 2010 presentations.
Revenue Recognition
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31 2010 and December 31, 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At March 31, 2010 and December 31 2009 the value of the company’s inventory was $88,240 and $91,980, respectively.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at March 31, 2010 was 11,224,004. There were no dilutive securities outstanding for the period ended March 31, 2010.
Business Segments
The Company operates the following business segments:
1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com.

2)	Dolphin Digital Media (Canada): The Company’s primary business model is monthly and annual membership fees in Canada for subscription to Dolphinsecure.com.
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
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits at March 31, 2010 and December 31, 2009. During the year ended Three months Ended March 31, 2010 the Company’s did not have a concentration of sales. During the three months ended March 31, 2009 the Company did not have any sales.
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
NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
The Company has fixed assets as of March 31, 2010 and December 31, 2009 as follows:

	March 31,	December 31,
	2010	2009

Property, plant and equipment	$122,042	$122,042
Accumulated depreciation	(122,042)	(122,042)

Total	$—	$—

NOTE 5 — INTANGIBLE ASSETS
The Company has intangible assets as of March 31, 2010 and December 31, 2009 as follows:

	March 31,	December 31,
	2010	2009

Other intangible assets	$29,924	$29,924
Dolphin Secure Websites	1,417,908	1,178,344

Total	$1,447,832	$1,208,268

NOTE 6 — NOTES PAYABLE — CONVERTIBLE

	March 31,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(63,000)	(84,000)

Net	$237,000	$216,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at March 31, 2010 and December 31, 2009 amount to $24,548 and $19,616, respectively. The Company recorded beneficial conversion of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at March 31, 2010 and December 31, 2009 amounted to $70,000 and $56,000, respectively.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at March 31, 2010 and December 31, 2009 amount to $10,000 and $7,534, respectively. The Company recorded beneficial conversion of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense at March 31, 2010 and December 31, 2009 amounted to $35,000 and $28,000, respectively.
NOTE 7 — NOTE PAYABLE RELATED PARTY
As of March 31, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $1.124.000 and $1,079,000, respectively. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O’Dowd includes accrued interest of $138,823 and $111,278 at March 31, 2010 and December 31, 2009, respectively.
NOTE 8 — NOTE PAYABLE — CONVERTIBLE
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80. The Note is due July 29, 2015. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. For the Three months ended March 31, 2010 the Company recorded amortization expense of $3,127 related to the note.

	March 31,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(66,682)	(69,857)

Net	$233,318	$230,143

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
As of March 31, 2010, the Company had 500,000 preferred shares issued and outstanding.
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

Immediately upon signing this agreement and wiring DPDM $200,000.00, T Squared Investments LLC will have the following warrants outstanding.

New Warrant “E”:	Amount: Exercise price: Expiration Date:	7,000,000 shares $0.2214 per share 12/31/2012

New Warrant “D”:	Amount: Exercise price: Expiration Date:	231,000 shares $0.0001 per share 2/31/2012
The Warrants contain cashless exercise provisions and are exercisable until October 4th, 2011.
The Company incurred an expense of $966,649 as a result of the repricing of these warrants. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 136%, risk-free interest rate of 1%, and expected warrant life of 18 months
B) Common Stock
The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.
The following transactions occurred during the three months ended March 31, 2010:
During the three months ended March 31, 2010 the Company sold to two individuals a total of 600,000 shares of common for $150,000 ($.25 per share).
During the three months ended March 31, 2010 the Company sold to nine individuals a total of 1,546,974 shares of common for $510,500 ($.33 per share). In addition the Company issued 773,487 common stock warrants with an exercise price of $1.00.
During the three months ended March 31, 2010 the Company sold to an investor 64,103 shares of common for $25,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.
Common stock issued for services
During the three months ended March 31, 2010 the Company issued a total of 250,000 shares of common stock for services valued at $72,500 ($.33 per share) the fair market value on the date of issuance.
NOTE 12 — STOCK OPTION PLAN
As of March 31, 2010, the Company had not implemented a stock option plan.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $3,237 per month.
NOTE 14 — LITIGATION
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided (Bespoke, Gsquared, Carta De Dinero) were employed to divert Plaintiff’s money and opportunities. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009, as further alleged. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, Gsquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Court was deprived of jurisdiction over the cause.

On July 30, 2009, a lawsuit was filed by Superlumin Networks, LLC against the Company in the Common Pleas Court of Montgomery County, Ohio alleging breach of contract and unjust enrichment/quantum merit. On August 24, 2009, the Company received a copy of the Complaint and Summons via certified mail. On August 25, 2009, undersigned counsel contacted counsel for Superlumin and initiated settlement discussions. On October 6, 2009, Superlumin moved for default judgment and the default judgment was granted on October 7, 2009. On or about November 18, 2009, Superlumin filed an action in execution to garnish the Company’s account with Wachovia in the amount of $94,223.90. Thereafter, the Company filed a motion to vacate the default judgment. On March 2, 2010, the Court entered an Order granting the Company’s motion to vacate the October 7, 2009 default judgment. On or about March 9, 2010, the Company filed an Answer and Counterclaim against Superlumin alleging, inter alia, breach of contract. On or about March 18, 2010, the Company filed a motion for release of funds. On or about April 2, 2010, Superlumin filed a Motion for Prejudgment Attachment and the Company filed a response on April 16, 2010 and requested the release of the funds garnished. On May 4, 2010, the Court entered an Order sustaining the Company’s motion to release funds and overruling Superlumin’s motion for prejudgment attachment and further ordered the release of the funds attached. The ultimate results of these proceedings against the Company cannot be predicted with certainty.
On April 20, 2010, Peikin and Gold filed an action in Miami-Dade County Circuit Court against Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc., respectively, relating to their employment with the companies. Peikin has sued Dolphin Entertainment, Inc. for: 1) breach of contract; 2) promissory estoppel; 3) fraud in the inducement; and 4) negligent misrepresentation and Gold has sued Dolphin Digital Media, Inc. for negligent misrepresentation. On or about May 10, 2010, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. filed their Answer, Affirmative Defenses, Counterclaim against Peikin and Gold and a Third Party Claim against Bespoke Growth Partners, Inc., Gsquared, Ltd. and Carta De Dinero, LLC, alleging virtually the same counts alleged in the action filed in the U. S. District Court action. The Counterclaim and the Third-Party Claim allege among other things, fraud, civil theft, unjust enrichment and conversion and seek an accounting. Discovery has been served and the ultimate results of these proceedings cannot be predicted with certainty.
On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The Company has yet to respond to the Third Party Claim. The ultimate results of these proceedings against the Company cannot be predicted with certainty.
NOTE 15 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
As of March 31, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $1.124.000 and $1,079,000, respectively. This amount has accrued interest at a rate of 10%. The outstanding amount indebted to Mr. William O’Dowd includes accrued interest of $138,823 and $111,278 at March 31, 2010 and December 31, 2009, respectively.
NOTE 16 — SUBSEQUENT EVENTS
On April 6, 2010 T-Squared Investments, LLC paid down an additional $200,000 reducing the exercise price on the warrants to $.1928.
In May 2010 T-Squared Investments, LLC paid down an additional $200,000 reducing the exercise price on the warrants to $.1643.
On May 5, 2010 the Company sold 30,303 shares of common for $10,000 ($.33 per share). In addition the Company issued 15,151 common stock warrants with an exercise price of $1.00.
The company evaluated subsequent events through the filing date of May 24, 2010.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Summary
Dolphin Digital Media, Inc. is dedicated to the cause of online safety for children. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to internet safety, as well as digital entertainment.
Our Signature Product
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
In May, 2010, the functionality of Dolphin Groups was expanded to include the option for group administrators to charge membership fees, on either a monthly or annual basis. Furthermore, the option for individual groups within Dolphin Surf to link to one another was also released.
Links between groups can be either single-direction or dual-direction. Single-direction groups simply means that only the members from one group are automatically invited to join the other group, but not the other way around (i.e. members of a particular local Girl Scout Troop are invited to join the group site for the Girl Scouts in that particular state, but not every Girl Scout in the state is invited to join the group site for that particular local Girl Scout Troop). Dual-direction groups simply means that the members from each group are automatically invited to join the other group (e.g. upon entering into the fan club for the leading actress of a popular television show, a member is automatically invited to the fan club for the leading actor of the same television show, and vice versa).
Management believes that these dual features of affiliation and monetization create a unique and compelling opportunity for any children’s organization or content owner to have their online experience benefit from Dolphin Secure.
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
Approach to Market
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
Management is currently exploring additional sales channels, including electronic retail and traditional brick and mortar.
Results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009
Revenues increased by $256 from $0 for the three months ended March 31, 2009 to $256 for the three months ended March 31, 2010 the Company has begun to generate limited revenues during the three months ended March 31, 2010. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites in the third quarter of 2010.
The cost of sales for the three months ended March 31, 2010 was $240 opposed to $0 for the three months ended March 31, 2009. The $240 increase was due to Company’s limited sales during the three months ended March 31, 2010.
The Company’s general and administration costs decreased by $741,759 from $1,111,928 for the three months ended March 31, 2009 to $370,223 for the three months ended March 31, 2010 as a result of decreased marketing and administrative costs.
The total expenditure for the three months ended March 31, 2010 was $586,226 opposed to $1,262,420 for the quarter ended March 31, 2009. The decrease was a result of decreased marketing, administrative costs and depreciation.
The total other expenses for the three months ended March 31, 2010 was $1,004,757 opposed to $22,254 for the quarter ended March 31, 2009. The increase was a result of $966,649 for the restructuring or warrants and in increase of in interest expense of $15,584.
The net loss was $1,590,968 or $(.03) per share based on 59,997,836 weighted average shares outstanding for the three months ended March 31, 2010 compared to a loss of $1,273,910 or $(.03) per share based on 49,236,904 weighted average shares outstanding for the three months ended March 31, 2009.
Liquidity and Capital Resources
Through the three months ended March 31, 2010 we have relied on advances of $45,000 from our principal founders. We received $200,000 from the pay down of warrants. We sold a total of 1,443,938 shares of common stock for proceeds of $685,000 As of March 31, 2010, we had cash of $179,629 and a working capital deficit of $2,941,109.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) who also serves as the Company’s principal financial officer (PFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.
Based upon that evaluation, the Company’s CEO and PFO concluded that as of March 31, 2010 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its CEO and PFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided (Bespoke, Gsquared, Carta De Dinero) were employed to divert Plaintiff’s money and opportunities. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009, as further alleged. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, Gsquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Court was deprived of jurisdiction over the cause.

On April 20, 2010, Peikin and Gold filed an action in Miami-Dade County Circuit Court against Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc., respectively, relating to their employment with the companies. Peikin has sued Dolphin Entertainment, Inc. for: 1) breach of contract; 2) promissory estoppel; 3) fraud in the inducement; and 4) negligent misrepresentation and Gold has sued Dolphin Digital Media, Inc. for negligent misrepresentation. On or about May 10, 2010, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. filed their Answer, Affirmative Defenses, Counterclaim against Peikin and Gold and a Third Party Claim against Bespoke Growth Partners, Inc., Gsquared, Ltd. and Carta De Dinero, LLC, alleging virtually the same counts alleged in the action filed in the U. S. District Court action. The Counterclaim and the Third-Party Claim allege among other things, fraud, civil theft, unjust enrichment and conversion and seek an accounting. Discovery has been served and the ultimate results of these proceedings cannot be predicted with certainty.
On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The Company has yet to respond to the Third Party Claim. The ultimate results of these proceedings against the Company cannot be predicted with certainty.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2010, the Company sold to two individuals a total of 600,000 shares of common stock for $150,000 ($0.25 per share).
During the three months ended March 31, 2010, the Company sold to nine individuals a total of 1,546,974 shares of common stock for $510,500 ($0.33 per share). In addition the Company issued 773,487 common stock warrants with an exercise price of $1.00.
During the three months ended March 31, 2010, the Company sold to an investor 64,103 shares of common stock for $25,000 ($0.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $0.80.
During the three months ended March 31, 2010, the Company issued a total of 250,000 shares of common stock for services valued at $72,500 ($0.33 per share) the fair market value on the date of issuance.

On March 10, 2010, the Company entered into a series of agreements with T Squared Investments LLC, pursuant to which the parties cancelled a total of 4,034,615 Company warrants held by T Squared, which warrants were designated as Warrant “A”, Warrant “B”, Warrant “C” and Warrant 4, and changed the expiration date of Warrant “D” from July 28, 2014 to December 31, 2012. In consideration for the foregoing the Company issued to T Squared a new warrant, designated as Warrant “E”, for 7,000,000 shares of the Company’s common stock, exercisable at an initial price of $0.25 per share. Warrant E expires on December 31, 2012, and provides that the exercise price may be reduced down to $.00001 through a series of payments by T Squared to the Company. As of May 17, 2010 T Squared has made payments in the total amount of $600,000, thereby reducing the exercise price to $0.1643 per share.
The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

No.
4.1	Letter Agreement with T Squared Investments LLC (1)

4.2	Common Stock Purchase Warrant “E” (1)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the fiscal year ending December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 24, 2010.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
	Name:	William O’Dowd IV Chief Executive Officer