Form 10-Q
period 2010-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2010-08-23
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of shares of Common Stock outstanding was 62,823,411 as of August 23, 2010.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION
DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
		(Audited)
ASSETS
Current
Cash	$796	$3,218
Inventory	88,276	91,860
Prepaid Expenses	9,295	211,128
Advances	57,000	—
Other Current assets	694	635

Total Current Assets	156,061	306,841

Intangible Assets	1,757,161	1,208,268

Total Assets	$1,913,222	$1,515,109

LIABILITIES
Current
Cash overdraft	$22,597	$14,087
Accounts payable	1,785,719	1,573,028
Other current liabilities	368,472	315,350
Advances from Related Parties	904,000	1,079,000
Notes payable (Net of discount of $42,000 and $84,000, respectively	258,000	216,000

Total Current Liabilities	3,338,788	3,197,465

Long Term Liabilities
Notes payable convertible (Net of discount of $63,506 and $73,032, respectively	236,494	230,143

Total Liabilities	3,575,282	3,427,608

STOCKHOLDERS’ DEFICIT

Common Share Capital, $0.015 par value, 100,000,000 shares authorized, 61,223,411 issued and outstanding as of June 30, 2010 and 56,959,454 issued and outstanding as of December 31 2009	937,246	897,141
Preferred Share Capital $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional Paid-In Capital	27,386,451	24,854,441
Accumulated Deficit	(29,724,192)	(27,529,526)
Comprehensive Loss / Income	(262,065)	(135,055)

Total Stockholders’ Deficit	(1,662,060)	(1,912,499)

Total Liabilities and Stockholders’ Deficit	$1,913,222	$1,515,109

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Income Statements
For the three and six Months Ended June 30, 2010 and 2009

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$222	$—	$478	$—

Cost of Sales	80	—	320	—

Gross Profit	142	—	158	—

Expenditures:
General and Administrative	200,860	602,060	571,084	1,714,042
Legal and Professional Fees	344,731	60,349	560,733	203,707
Depreciation	—	7,531	—	14,611

Total Expense	545,591	669,940	1,131,817	1,932,360

Loss from Operations	(545,449)	(669,940)	(1,131,659)	(1,932,360)

Other Expenses
Finance charges	21,000	—	987,649	—
Income (Income)	—	(3)	—	(3)
Interest Expense	37,633	22,937	75,741	45,191

Total Other Expenses	58,633	22,934	1,063,390	45,188

Net (Loss) / Profit from operations	(604,082)	(692,874)	(2,195,049)	(1,977,548)

Foreign Currency Adjustments	(21,601)	11,103	266	21,867

Comprehensive (Loss) / Profit	$(625,683)	$(681,771)	$(2,194,783)	$(1,955,681)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average
Number of Shares Outstanding during the Period	61,076,413	51,412,261	60,540,104	52,942,556

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash flows
For the Six Months Ended June 30, 2010 and 2009

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,195,049)	$(1,977,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	14,611
Amortization of debt discount	48,351
Common Stock issued for compensation		370,000
Warrants issued for financing	945,614
Shares Issued — Services Rendered	128,500	—
Changes in operating assets and liabilities:
Increase / (Decrease) in prepaid expenses	201,832	69
Increase / (Decrease) in other current assets	(59)	79
Increase / (Decrease) in Inventory	3,584	(2,557)
Increase / (Decrease) in accounts payable	213,076	638,115
Increase / (Decrease) in other current liabilities	53,122	(34,065)
Increase / (Decrease) in accrued expenses		7,651

Net Cash (Used In) Operating Activities	(601,029)	(983,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	—	(4,489)
Advances	(57,000)	—
Purchase of intangible assets	(548,893)	(249,233)

Net Cash (Used In) Investing Activities	(605,893)	(253,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash overdraft	8,510	—
Proceeds from sale of common stock	698,000	643,199
Advances from Related Party	45,000	483,387
Repayments to Related Party	(220,000)	—
Proceeds from exercise of warrants	800,000	—
Proceeds from note payable	—	300,000

Net Cash Provided By Financing Activities	1,331,510	1,426,586

Foreign Currency Adjustments	(127,010)	21,866

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,422)	211,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,218	51,014

CASH AND CASH EQUIVALENTS, END OF PERIOD	$796	$262,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$—	$45,185

Income taxes	$—	—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$—	$300,000

Conversion of accounts payable to equity	$—	$370,000

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.
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
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the six months ended June 30, 2010 of $2,194,783. As of June 30, 2010 the Company recorded an accumulated deficit of approximating $29,724,192. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, and Curtain Rising Inc and. for the three and six months ended June 30, 2010 and 2009. Intercompany accounts and transactions have been eliminated in consolidation.

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
Reclassification
Certain prior period amounts have been reclassified to conform to June 30, 2010 presentations.
Revenue Recognition
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At June 30, 2010 and December 31 2009 the value of the company’s inventory was $88,276 and $91,860, respectively.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at June 30, 2010 was 11,242,944. There were no dilutive securities outstanding for the period ended June 30, 2010.
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
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits at June 30, 2010 and December 31, 2009. During the year ended Three months Ended March 31, 2010 the Company’s did not have a concentration of sales. During the three and six months ended June 30, 2009 the Company did not have any sales.
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
NOTE 4 — ADVANCES
On June 28, 2010 – The Company signed a letter of intent to acquire 24eight, LLC (www.24eight.com), a privately held company based in Manhattan. 24eight is a technology company that specializes in real-time motion and pressure analytics and the wireless transmission of collected data. The transaction is subject to customary due diligence and execution of a definitive agreement. A full description of the transaction, and the combined businesses, will be released upon finalization of the acquisition. As of June 30, 2010 The Company has advanced 24eight, LLC a total of $57,000 to fund operation.
NOTE 5 — INTANGIBLE ASSETS
The Company has intangible assets as of June 30, 2010 and December 31, 2009 as follows:

	June 39,	December 31,
	2010	2009

Other intangible assets	$29,924	$29,924
Dolphin Secure Websites	1,727,237	1,178,344

Total	$1,757,161	$1,208,268

NOTE 6 — NOTES PAYABLE — CONVERTIBLE

	June 30,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(42,000)	(84,000)

Net	$258,000	$216,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at June 30, 2010 and December 31, 2009 amount to $29,534 and $19,616, respectively. The Company recorded beneficial conversion of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the three and six months ended June 30, 2010 and December 31, 2009 amounted to $14,000, $28,000 and $56,000, respectively.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at June 30, 2010 and December 31, 2009 amount to $12,493 and $7,534, respectively. The Company recorded beneficial conversion of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the three and six months ended June 30, 2010 and December 31, 2009 $7,000, $14,000 and $28,000, respectively.
NOTE 7 — NOTE PAYABLE RELATED PARTY
As of June 30, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $904,000 and $1,079,000, respectively. During the six months ended June 30, 2010 The Company’s CEO loaned the Company an additional $45,000 and received repayments of $220,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $165,757 and $111,278 at June 30, 2010 and December 31, 2009, respectively.
NOTE 8 — NOTE PAYABLE — CONVERTIBLE
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80. The Note is due July 29, 2015. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. For the Three and six months ended June 30, 2010 the Company recorded amortization expense of $3,176 and $6,351 , respectively related to the note.

	June 30,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(63,506)	(69,857)

Net	$236,494	$230,143

NOTE 9 — LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No sales were recorded during the year ended December 31, 2009 and the six months ended June 30, 2010
NOTE 10 — STOCKHOLDERS EQUITY
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
As of June 30, 2010, the Company had 500,000 preferred shares issued and outstanding.
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
Post such cancellation, the only warrants held by T Squared Investments LLC was their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the following warrant below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 28, 2014 to December 31, 2012.
In consideration for the cancellation of such warrants above and for the payment to the DPDM described below, T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.
T Squared Investments LLC wired Two Hundred Thousand Dollars ($200,000) to the Company, which resulted in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144.
T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above the 9.99% ownership level of the Company. All terms of this letter and Warrant E (as laid out in the Warrant “E”) are effective upon execution by both parties as of the date written above.
, T Squared Investments LLC has the following warrants outstanding.

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
On May 17, 2010 T-Squared Investments, LLC paid down an additional $200,000 reducing the exercise price on the warrants to $.1643.

On June 18, 2010 T-Squared Investments, LLC paid down an additional $200,000 reducing the exercise price on the warrants to $.1357.
B) Common Stock
The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.
The following transactions occurred during the six months ended June 30,, 2010:
During the six months ended June 30, 2010 the Company sold to two individuals a total of 600,000 shares of common for $150,000 ($.25 per share).
During the six months ended June 30, 2010 the Company sold to eleven individuals a total of 1,584,854 shares of common for $523,000 ($.33 per share). In addition the Company issued 792,427 common stock warrants with an exercise price of $1.00.
During the six months ended June 30, 2010 the Company sold to an investor 64,103 shares of common for $25,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.
Common stock issued for services
In February, 2010 the Company issued a total of 250,000 shares of common stock for services valued at $72,500 ($.33 per share) the fair market value on the date of issuance.
In April, 2010 the Company issued a total of 175,000 shares of common stock for services valued at $56,000 ($.32 per share) the fair market value on the date of issuance.
NOTE 11 — STOCK OPTION PLAN
As of June 30, 2010, the Company had not implemented a stock option plan.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $3,237 per month.
NOTE 13 — LITIGATION
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
NOTE 14 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
As of June 30, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $904,000 and $1,079,000, respectively. During the six months ended June 30, 2010 The Company’s CEO loaned the Company and additional $45,000 and received repayments of $220,000. The not accrues interest at a rate of 10%. Accrued interest amounted to $165,757 and $111,278 at June 30, 2010 and December 31, 2009, respectively.
NOTE 15 — SUBSEQUENT EVENTS
On July 6, 2010 the Company sold 700,000 shares of common stock for proceeds of $175,000.00 ($. 25 per Share)
On July 16, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.1214.
On July 17, 2010 the Company sold 200,000 shares of common stock for proceeds of $50,000.00 ($. 25 per Share)
On July 23, 2010 the Company sold 700,000 shares of common stock for proceeds of $175,000.00 ($. 25 per Share)
On August 12, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.1072,
Subsequent to June 30, 2010 the Company made additional advances to 24eight, LLC in the amount of $113,500
The company evaluated subsequent events through the filing date of August 23, 2010.

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
Pricing & Availability
An annual child membership to Dolphin Secure costs $59.95 per year (approx. $5 per month) plus an additional one-time fee of $15.00 for a fingerprint reader. Each additional child membership is $29.95 per year; a parent account is free. As of June 30, 2010, a monthly subscription can be purchased for $5.95 per month for the first child, and $2.95 per month for each additional child in the household. Parents pay per child on their family account, not per software download. This way, a family can download Dolphin Secure onto every computer in the home for no additional charge. Extra fingerprint readers can be purchased for $24.95 each.
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
Results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenues increased by $222 from $0 for the three months ended June 30, 2009 to $222 for the three months ended June 30, 2010 the Company has begun to generate limited revenues during the six months ended June 30, 2010. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites in the third quarter of 2010.
The cost of sales for the three months ended June 30, 2010 was $80 opposed to $0 for the three months ended June 30, 2009. The $80 increase was due to Company’s limited sales during the three months ended June 30, 2010.
The Company’s general and administration costs decreased by $401,200 from $602,060 for the three months ended June 30, 2009 to $200,860 for the three months ended June 30, 2010 as a result of decreased marketing and administrative costs.
The total expenditure for the three months ended June 30, 2010 was $545,591 opposed to $669,940 for the quarter ended June 30 , 2009. The decrease was a result of decreased marketing, administrative costs and professional fees.
The total other expenses for the three months ended June 30, 2010 was $58,633 opposed to $22,934 for the quarter ended June 30 , 2009. The increase was a result of $21,000 amortization of warrants and in increase of in interest expense of $14,696.
The net loss was $625,683 or $(.01) per share based on 61,076,413 weighted average shares outstanding for the three months ended June 30, 2010 compared to a loss of $681,771 or $(.01) per share based on 51,412,261 weighted average shares outstanding for the three months ended June 30, 2009.
Results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009
Revenues increased by $478 from $0 for the six months ended June 30, 2009 to $478 for the Six months ended June 30, 2010 the Company has begun to generate limited revenues during the six months ended June 30, 2010. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites in the third quarter of 2010.

The cost of sales for the six months ended June 30, 2010 was $320 opposed to $0 for the Six months ended June 30, 2009. The $320 increase was due to Company’s limited sales during the three months ended June 30, 2010.
The Company’s general and administration costs decreased by $1,142,958 from $1,714,042 for the six months ended June 30, 2009 to $571,084 for the six months ended June 30, 2010 as a result of decreased marketing and administrative costs.
The total expenditure for the six months ended June 30, 2010 was $1,131,817 opposed to $1,932,360 for the quarter ended June 30, 2009. The decrease was a result of decreased marketing, administrative costs and increased professional fees.
The total other expenses for the three months ended June 30, 2010 was $1,063,390 opposed to $45,188 for the quarter ended June 30, 2009. The increase was a result of $966,649 for the restructuring or warrants, 21,000 amortization of warrants and in increase in interest expense of $30,550.
The net loss was $2,195,049 or $(.04) per share based on 60,540,104 weighted average shares outstanding for the six months ended June 30, 2010 compared to a loss of $1,955,681 or $(.04) per share based on 52,942,5564 weighted average shares outstanding for the six months ended June 30, 2009.
Liquidity and Capital Resources
Through the six months ended June 30, 2010 we have relied on advances of $45,000 from our President and CEO. We received $800,000 from the pay down of warrants. We sold a total of 2,248,957 shares of common stock for proceeds of $698,000 As of June 30, 2010, we had cash of $796, a cash overdraft of $22,597 and a working capital deficit of $3,182,727.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (CEO) who also serves as the Company’s principal financial officer (PFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report. Based upon that evaluation, the Company’s CEO and PFO concluded that as of June 30, 2010 the Company’s disclosure controls and procedures were effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2010, the Company sold to two individuals a total of 37,880 shares of common stock for $12,500 ($0.33 per share), and issue 18,940 common stock warrants with an exercise price of $1.00.
In April 2010, the Company issued 175,000 shares of common stock for services rendered valued at $56,000 ($.32 per share), the fair market value on the date of issuance.
In July 2010, the Company sold to three investors a total of 1,600,000 shares of common stock for $400,000 ($.25 per share).
The shares above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Purchasers received current information relating to the Company and had the ability to ask questions about the Company. Certificates representing the securities contain appropriate restrictive legends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

No.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 23, 2010.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
	Name:	William O’Dowd IV
Chief Executive Officer