Form 10-Q
period 2010-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2010-11-22
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The number of shares of Common Stock outstanding was 64,190,987 as of September 30, 2010.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL INFORMATION
DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current
Cash	$81,006	$3,218
Inventory	8,276	91,860
Prepaid Expenses	—	211,128
Advances	170,500	—
Other Current assets	694	635

Total Current Assets	260,476	306,841

Intangible Assets	1,994,998	1,208,268

Total Assets	$2,255,474	$1,515,109

LIABILITIES
Current
Cash overdraft	$—	$14,087
Accounts payable	1,467,298	1,573,028
Other current liabilities	360,235	315,350
Deferred licensing — fees	275,000	—
Loans from related party	804,000	1,079,000
Note payable	100,000	—
Notes payable — Convertible (Net of discount of $21,000 and $84,000, respectively)	279,000	216,000

Total Current Liabilities	3,285,533	3,197,465

Long Term Liabilities
Notes payable convertible (Net of discount of $60,331 and $73,032, respectively)	239,669	230,143

Total Liabilities	3,525,202	3,427,608

STOCKHOLDERS’ DEFICIT

Common stock, $0.015 par value, 100,000,000 shares authorized, 64,190,987 and 56,959,454 issued and outstanding as of September 30, 2010 and December 31 2009	962,865	897,141
Preferred stock $0.001 par value, 10,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional Paid-In Capital	28,185,863	24,854,441
Accumulated Deficit	(30,156,891)	(27,529,526)
Accumulated Comprehensive loss	(262,065)	(135,055)

Total Stockholders’ Deficit	(1,269,728)	(1,912,499)

Total Liabilities and Stockholders’ Deficit	$2,255,474	$1,515,109

The accompanying notes are an integral part of these unaudited consolidated financial statements

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30.		September 30.
	2010	2009	2010	2009

Revenues	$498	$—	$976	$—

Cost of Sales	—	—	320	—

Gross Profit	498	—	656	—

Expenses:
General and Administrative	222,507	1,701,461	794,274	3,415,503
Legal and Professional Fees	155,440	149,832	716,173	353,539
Depreciation	—	8,080	—	22,691

Total Expenses	377,947	1,859,373	1,510,447	3,791,733

Loss from Operations	$(377,449)	$(1,859,373)	(1,509,791)	$(3,791,733)

Other Expenses
Finance charges	—	—	987,649	—
Income Income	—	—	—	(3)
Interest Expense	54,184	113,327	129,925	158,518

Total Other Expenses	$54,184	$113,327	1,117,574	158,515

Net loss from operations	$(431,633)	$(1,972,700)	$(2,627,365)	$(3,950,248)

Foreign Currency Adjustments	$(105,143)	$(5,237)	(127,010)	16,130

Comprehensive Loss	$(536,776)	$(1,977,937)	$(2,754,375)	$(3,934,118)

Basic and Diluted Loss per Share	$(0.01)	$(0.04)	$(0.05)	$(0.08)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	62,107,736	53,855,596	60,786,041	52,322,109

The accompanying notes are an integral part of these unaudited consolidated financial statements

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cashflows

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,627,365)	$(3,950,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	22,691
Amortization of debt discount	72,526	66,175
Common Stock issued for compensation	—	323,591
Warrants issued for financing	945,614	—
Shares Issued — Services Rendered	128,500	994,870
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	211,128	(57,127)
(Increase) Decrease in other current assets	(59)	79
(Increase) Decrease in Inventory	83,584	35,550
Increase in deferred revenue	275,000	—
Increase (Decrease) in accounts payable	(105,730)	837,644
Increase (Decrease) in other current liabilities	44,917	(10,375)
Increase (Decrease) in accrued expenses	—	(30,940)

Net Cash Used In Operating Activities	(971,885)	(1,768,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	—	(5,264)
Advances	(170,500)	—
Purchase of intangible assets	(786,730)	(874,068)

Net Cash Used In Investing Activities	(957,230)	(879,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease is cash overdraft	(14,087)	—
Proceeds from convertible notes payable	—	300,000
Proceeds from notes payable	100,000	—
Proceeds from sale of common stock	1,123,000	1,510,452
Advances from Related Party	45,000	708,819
Repayments to Related Party	(320,000)	—
Proceeds from exercise of warrants	1,200,000	—
Proceeds from note payable	—	300,000

Net Cash Provided By Financing Activities	2,133,913	2,819,271

Foreign Currency Adjustments	(127,010)	16,131

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,788	187,980

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,218	51,014

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,006	$238,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$—	$95,512

Income taxes	$—	—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts payable to equity	$—	$994,870

The accompanying notes are an integral part of these unaudited consolidated financial statements

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.
Dolphin Digital Media, Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1996 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc
Dolphin Digital Media, Inc. is dedicated to the cause of online safety for children. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to internet safety, as well as digital entertainment
Dolphin Digital Media (Canada) Inc (Former Plays On The Net Inc) was incorporated in Ontario (Canada) on July 27 2006. The Company changed it name on October 28, 2008.
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
In September 2010 we announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses for the nine months ended September 30, 2010 of $2,627,365. As of September 30, 2010 the Company recorded an accumulated deficit of approximating $30,156,891. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries Plays On The Net Plc, Dolphin Digital Media (Canada) Inc, and Curtain Rising Inc and. for the three and nine months ended September 30, 2010 and 2009. Intercompany accounts and transactions have been eliminated in consolidation.

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
Reclassification
Certain prior period amounts have been reclassified to conform to September 30, 2010 presentations.
Revenue Recognition
Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer incurs in a purchase.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At September 30, 2010 and December 31 2009 the value of the Company’s inventory was $8,276 and $91,860, respectively. During the nine months ended September 31, 2010 the Company sold inventory in the amount of $75,000 at cost to a licensor of our technology.
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
Impairment of Long-Lived Assets
The Company accounts for long-lived assets under the FASB Accounting Standards Codification No.’s 350 and 360 Intangibles — Goodwill and Other and Property, Plant and Equipment. In accordance with FASB ASC No.’s 350 and 360, long-lived assets, Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset exceeds its fair value, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value and classified as “Impairment” in the consolidated statement of operations.
Comprehensive Income (Loss)
The Company has adopted ACS Topic 220, formerly SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Deficit.
Comprehensive income (loss) comprises a gain or loss on foreign currency translation.
Foreign Currency Translation
The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Canadians subsidiary translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at September 30, 2010 was 11,242,944 shares. There were no dilutive securities outstanding for the period ended June 30, 2010.
Business Segments
The Company operates the following business segments:
1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com.

2)	Dolphin Digital Media (Canada): The Company’s primary business model is monthly and annual membership fees in Canada for subscription to Dolphinsecure.com.
Fair Value of Financial Instruments
Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, advances, account payable, deferred licensing fees, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits at September 30, 2010 and December 31, 2009. During the three and nine months ended September 30, 2010 the Company did not have concentration of sales. During the three and nine months ended September 30, 2009, the Company did not have any sales.
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.
In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.
Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): — Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.
In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics — Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.
Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
NOTE 4 — ADVANCES
On June 28, 2010 — The Company signed a letter of intent to acquire 24eight, LLC a privately held company based in Manhattan. 24eight is a technology company that specializes in real-time motion and pressure analytics and the wireless transmission of collected data. The transaction was subject to customary due diligence and execution of a definitive agreement. Management has decided not to proceed with the acquisition and is expecting repayment of the advances. As of September 30, 2010 The Company has advanced 24eight, LLC a total of $170,500.
NOTE 5 — INTANGIBLE ASSETS
The Company has intangible assets as follows:

	September 30,	December 31,
	2010	2009

Other intangible assets	$29,924	$29,924
Dolphin Secure Websites	1,965,074	1,178,344

Total	$1,994,998	$1,208,268

The Company has determined that the aforesaid assets have an indefinite life and therefore has not been amortized. The Company is still in the process of evaluating these intangible assets for impairment as of September 30, 2010. For the nine months ending September 30, 2010, the Company has not generated significant revenues or other economic benefits that were directly derived from these assets.
NOTE 6 — Deferred Licensing Fees
On September 29, 2010 the Company entered into letter of intent for licensing right of its technology in Europe. The Company is in process of negotiating the final terms of the agreement. As of September 30, 2010 the Company has received licensing fees of $275,000, the amount has been recorded as deferred licensing fees in the accompanying consolidated financial statements.
NOTE 7 — NOTE PAYABLE
On September 29, 2010 the Company received a $100,000 loan from a third party licensee of its technology. The amount is due upon demand, unsecured, non-interest bearing, and does not follow any specific repayment terms.
NOTE 8 — NOTES PAYABLE — CONVERTIBLE

	September 30,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(21,000)	(84,000)

Net	$279,000	$216,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at September 30, 2010 and December 31, 2009 amount to $34,575 and $19,616, respectively. The Company recorded a discount of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the three and nine months ended September 30, 2010 and December 31, 2009 amounted to $14,000, $42,000 and $56,000, respectively.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $15,014 and $7,534, respectively. The Company recorded a discount of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the three and nine months ended September 30, 2010 and December 31, 2009 $7,000, $21,000 and $28,000, respectively.
NOTE 9 — NOTE PAYABLE RELATED PARTY
As of September 30, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $804,000 and $1,079,000, respectively. During the nine months ended September 30, 2010 The Company’s CEO loaned the Company an additional $45,000 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $167,868 and $111,278 at September 30, 2010 and December 31, 2009, respectively.
NOTE 10 — NOTE PAYABLE — CONVERTIBLE
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The Company has agreed to issue 231,000 common stock warrants at an exercise price of $.0001 pursuant to the note agreement. The note is convertible into 769,231 shares of common ($.39 per share) and 384,616 common stock warrants with an exercise price of $.80. The Note is due July 29, 2015. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. For the Three and nine months ended September 30, 2010 the Company recorded amortization expense of $3,176 and $9,528, respectively related to the note.

	September 30,	December 31,
	2010	2009

Note Amount	$300,000	$300,000
Discount	(60,331)	(69,857)

Net	$239,669	$230,143

NOTE 11— LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No significant sales were recorded during the year ended December 31, 2009 and the nine months ended September 30, 2010
NOTE 12 — STOCKHOLDERS’ EQUITY
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
As of September 30, 2010, the Company had 500,000 preferred shares issued and outstanding.
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
In consideration for the cancellation of such warrants above and for the payment to the Dolphin Digital Media, Inc. (DPDM) described below, T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.
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
On August 12, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.1072.
On September 14, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0929.
On September 30, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0786,
(B) Common Stock
The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.
The following transactions occurred during the nine months ended September 30, 2010:
During the nine months ended June 30, 2010 the Company sold to two individuals a total of 2,800,000 shares of common for $700,000 ($.25 per share).
During the nine months September 30, 2010 the Company sold to eleven individuals a total of 1,584,854 shares of common for $523,000 ($.33 per share). In addition the Company issued 792,427 common stock warrants with an exercise price of $1.00.
During the nine months ended September 30, 2010 the Company sold to an investor 64,103 shares of common for $25,000 ($.39 per share). In addition the Company issued 64,103 common stock warrants with an exercise price of $.80.

Common stock issued for services
In February, 2010 the Company issued a total of 250,000 shares of common stock for services valued at $72,500 ($.33 per share) the fair market value on the date of issuance.
In April, 2010 the Company issued a total of 175,000 shares of common stock for services valued at $56,000 ($.32 per share) the fair market value on the date of issuance.
NOTE 13 — STOCK OPTION PLAN
As of September 30, 2010, the Company had not implemented a stock option plan.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $3,237 per month.
NOTE 15 — LITIGATION
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, Gsquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Court was deprived of jurisdiction over the cause.
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
NOTE 16 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
As of September 30, 2010 and December 31, 2009 The Company’s CEO had loaned the Company a total of $804,000 and $1,079,000, respectively. During the nine months ended September 30, 2010 The Company’s CEO loaned the Company an additional $45,000 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $167,868 and $111,278 at September 30, 2010 and December 31, 2009, respectively.
NOTE 17 — SUBSEQUENT EVENTS
On October 26, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0643,

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
Pricing & Availability
An annual child membership to Dolphin Secure costs $59.95 per year (approx. $5 per month) plus an additional one-time fee of $15.00 for a fingerprint reader. Each additional child membership is $29.95 per year; a parent account is free. As of September 30, 2010, a monthly subscription can be purchased for $5.95 per month for the first child, and $2.95 per month for each additional child in the household. Parents pay per child on their family account, not per software download. This way, a family can download Dolphin Secure onto every computer in the home for no additional charge. Extra fingerprint readers can be purchased for $24.95 each.
Dolphin Secure currently works for PCs using Windows 7, Windows XP or Vista operating systems, as well as Mac computers using the Safari operating system.
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

In March 2010, we entered into a partnership with the Girl Scout Council of Tropical Florida to promote Dolphin Secure and to utilize Dolphin Secure’s group functionality. The campaign, “SOS: Speak Online Safely,” began March 25, 2010. The Girl Scout Council of Tropical Florida has over 700 troops and over 16,000 members between Miami-Dade County and Monroe County. Each troop will have their own group within Dolphin Surf, open only to their members, while the Council as a whole will have a group open to all 16,000 Girl Scouts in Miami-Dade and Monroe counties. Also, the Girl Scout Council of Tropical Florida will start other groups for additional programs they offer, all open only to the girls that participate in those programs, as well as groups open to all girls, whether they are current Girl Scouts or not. This partnership is a wonderful example of the clear benefits that the group functionality within Dolphin Secure offers to all children’s organizations, large or small.
Management is currently exploring additional sales channels, including electronic retail and traditional brick and mortar.
“Dolphin Digital Studios”
On September 09, 2010 the Company announced the launch of Dolphin Digital Studios. As a new division of the company, Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.
Dolphin Digital Studios will begin production on its first project in the fourth quarter of 2010 for a scheduled release in early 2011. Dolphin Digital Studios plans to produce between 8 and 10 web series per year. Some projects may be self-financed, while some projects currently under development will be funded through project-specific strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive financing alternatives while developing its slate of programming.
The Company expects each web series created by Dolphin Digital Studios to generate $1 million in revenue, with net margins of 20% to 30% per project. Dolphin Digital Studios already has several projects under development. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution in comparison with traditional television and film models.
Results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009
Revenues increased by $498 from $0 for the three months ended September 30, 2009 to $498 for the three months ended September 30, 2010 the Company has begun to generate limited revenues during the nine months ended September 30, 2010. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites in the first quarter of 2011.
The Company’s general and administration costs decreased by $1,478,954 from $1,701,461 for the three months ended September 30, 2009 to $222,507 for the three months ended September 30, 2010 as a result of decreased marketing and administrative costs.
The total expenditure for the three months ended September 30, 2010 was 377,947 as opposed to $1,859,373 for the quarter ended September 30, 2009. The decrease was a result of decreased marketing, administrative costs and professional fees.
The total other expenses for the three months ended September 30, 2010 was $54,184 as opposed to $113,327 for the quarter ended September 30, 2009. The decrease was a result of a decrease in interest expense of $59,143.
The net loss was $431,633 or $(.01) per share based on 62,107,736 weighted average shares outstanding for the three months ended September 30, 2010 compared to a loss of $1,977,937 or $(.04) per share based on 53,855,596 weighted average shares outstanding for the three months ended September 30, 2009.

Results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Revenues increased by $976 from $0 for the nine months ended September 30, 2009 to $976 for the nine months ended September 30, 2010. The Company has begun to generate limited revenues during the nine months ended September 30, 2010. The Company expects to begin generating revenues from DolphinSecure and Dolphin Surf websites in the first quarter of 2011.
The cost of sales for the nine months ended September 30, 2010 was $320 as opposed to $0 for the nine months ended September 30, 2009. The $320 increase was due to Company’s limited sales during the nine months ended September 30, 2010.
The Company’s general and administration costs decreased by $2,621,229 from $3,415,503 for the nine months ended September 30, 2009 to $794,274 for the nine months ended September 30, 2010 as a result of decreased marketing and administrative costs.
The total expenditure for the nine months ended September 30, 2010 was $3,791,733 opposed to $1,510,447 for the nine months ended September 30, 2009. The decrease was a result of decreased marketing, administrative costs and increased professional fees.
The total other expenses for the nine months ended September 30, 2010 was $1,117,574 as opposed to $158,515 for the nine months ended September 30, 2009. The increase was a result of $945,614 for the restructuring or warrants, $63,000 amortization of warrants and in increase in interest expense of $28,593.
The net loss was $2,627,365 or $(.05) per share based on 60,786,041 weighted average shares outstanding for the nine months ended September 30, 2010 compared to a loss of $3,950,248 or $(.08) per share based on 52,322,109 weighted average shares outstanding for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Through the nine months ended September 30, 2010 we have relied on advances of $45,000 from our President and CEO. We received $1,200,000 from the pay down of warrants. We sold a total of 4,448,957 shares of common stock for proceeds of $1,123,000. As of September 30, 2010, we had cash of $81,006 and a working capital deficit of $3,025,057.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.
As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit seeks recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, Gsquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs seek recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Court was deprived of jurisdiction over the cause.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2010, the Company sold to two individuals a total of 2,200,000 shares of common stock for $550,000 ($0.25 per share).
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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 22, 2010.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
	Name:	William O’Dowd IV Chief Executive Officer