Form 10-K
period 2010-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2011-05-13
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $5,428,754.
Indicate the number of shares outstanding of the registrant’s common stock as of May 6, 2011 is 64,190,987.
DOCUMENTS INCORPORATED BY REFERENCE—NONE

FORM 10-K

PART I
ITEM 1. BUSINESS.
Introduction
Dolphin Digital Media, Inc. is dedicated to the twin causes of online safety for children and the production of high-quality digital content. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to Internet safety. Also, with the launch of Dolphin Digital Studios, the Company is at the forefront of the growing digital entertainment sector.
Dolphin Secure
Our core product, Dolphin Secure, is easy-to-use software that downloads onto any computer in a child’s life, and gives parents the ability to guide where their children can go, and who they can talk to, while online.
Safer Surfing with Dolphin Secure
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
Safer Chat with Dolphin Secure
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
“Dolphin Groups”
Dolphin Groups allows all children’s organizations (e.g. schools, little leagues, after-school programs, charitable organizations, etc.) to create their own mini-sites within Dolphin Surf.
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

During 2010, Dolphin Digital Media focused much of its development efforts on the expansion of the functionality and use of Dolphin Groups. Now, each group is in control of their own pricing, either on a monthly or annual basis, which gives them complete freedom to respond to their own fundraising needs, and to monetize their content on their own digital platform. For the first time, a children’s organization can safely create their own environment with full online interactivity occurring by their children.
In addition, groups now have the ability to “link” with one another. Any group administrator may request affiliation with any other group within Dolphin Surf. If accepted, the group members will receive an invitation to join the new group. For example, a child joining his Little League team group site may be invited to join a fantasy baseball league site selected by his group administrator. Or, a parent purchasing admission for her child into a fan club site for a popular actor may be invited to join the fan club of the actor’s television series.
Furthermore, links between groups can be automatically set-up for each new member, either in single-direction or dual-direction. Single-direction groups simply means that only the members from one group are invited to join the other group, but not the other way around (i.e. members of a particular local Girl Scout Troop are invited to join the group site for the Girl Scouts in that particular state, but not every girl scout in the state is invited to join the group site for that particular local Girl Scout Troop). Dual-direction groups simply means that the members from each group are automatically invited to join the other group (e.g. upon entering into the fan club for the leading actress of a popular television show, a member is automatically invited to the fan club for the leading actor of the same television show, and vice versa).
It is management’s belief that such “links,” or affiliations with other groups, will allow group administrators to drive membership for their own groups, while enriching the online experience for their members, and that these dual features of affiliation and monetization create a unique and compelling opportunity for any children’s organization or content owner.
The Need for “Dolphin Secure”
Many parents want to protect their children online without feeling like they are spying on them. Spyware is difficult to use in the best of circumstances, but it has two even more fundamental problems. First, it is oftentimes reactive. It only tells a parent which sites their child has visited, and who their child has chatted with, after the damage has already been done. Secondly, by it’s very definition, spyware assumes the parent has the time to constantly review and monitor their children’s online activities.
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

Dolphin Secure currently works for PCs using Windows 7, XP or Vista operating systems, as well as Mac computers.
Target Market
Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:
•	In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.
•	In the United States, there are 40.13 million girls aged 5-15. This represents 13.21% of the US population.
International Expansion — Germany
On February 8, 2011, the Company announced its entry into the European market by licensing its core product, Dolphin Secure, in Germany. Philip von Alvensleben, a twenty-year veteran of the media space within Germany and the U.S., has formed Dolphin Media Germany and has recruited a team of top-level marketing and technology experts to localize, promote, distribute and support Dolphin Secure within Europe, beginning with the German market.
Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories.
Mr. von Alvensleben is involved in a number of digital and media ventures such as Adconion Media Group, one of the largest online audience networks in the world, as well as Smaato and Burstly, pioneering mobile advertising companies, and Filmaka Inc. and Alive Entertainment. Mr. von Alvensleben’s 20 year career also includes the position of Managing Director at the TeleMunchen Group, one of Germany’s largest media conglomerates, with interests in broadcasting, feature film and television production and distribution, and music.
Dolphin Digital Studios
As a new division of the company, Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens.
Dolphin Digital Studios is a natural fit and progression in the core business of Dolphin Digital Media—entertaining its customers through high-quality digital programming. Furthermore, the web series from Dolphin Digital Studios can be repackaged for distribution into “traditional media,” such as television and home video.
For distribution into such outlets, Dolphin Digital Studios will capitalize on its existing relationship with Dolphin Entertainment, one of the top independent producers and distributors of children’s programming in the world. Founded in 1996, Dolphin Entertainment is an Emmy-nominated production and distribution company that has recently produced programming for Nickelodeon, Cartoon Network, and Canada’s Family Channel. Dolphin Entertainment currently distributes its children’s programming into 300 million homes in over 100 countries.
The Company expects the launch of Dolphin Digital Studios to create near-term revenue, since the new division already has several projects under development. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios.

Dolphin Digital Studios will ramp up to produce between 6 and 8 web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.
According to a recent study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. This creates a huge opportunity for quality content for this audience, which is no longer merely entertained by traditional television programming. In addition, advertisers have taken notice, with digital-marketing research firm eMarketer estimating that online video ad spending will grow 48 percent to $1.5 billion in 2010 and will hit $5 billion by 2014.
Warner Bros. Digital Distribution Partnership
Dolphin Digital Media, Inc. announced in 2010 the first two productions for Dolphin Digital Studios. These first two live-action multi-platform digital series with top Hollywood talent are being co-financed through an agreement with entertainment industry veteran Dolphin Entertainment (Executive Producer of hit Nickelodeon series Zoey 101) and Warner Bros. Digital Distribution.
The first titles produced under this agreement will be the futuristic survival tale H+: The Series from blockbuster Director / Producer Bryan Singer (Director of X-Men, Superman Returns and The Usual Suspects, and Executive Producer of hit television series House) and the action-packed high school spy thriller Aim High from multi-talented Executive Producer and Director McG (Director of Charlie’s Angels, Terminator: Salvation and Executive Producer of television series Chuck and Supernatural).
“H+: The Series”
H+ takes viewers on an episodic two-and-a-half hour, apocalyptic journey into the future where technology has gone horrifically wrong. In 2019, 33% of the world’s population uses a radical new piece of technology — an implanted computer system called H+. This allows a person’s mind and nervous system to be connected to the Internet 24 hours a day.
But that same year, a mysterious and vicious computer virus is released, and within seconds millions of people die — leading to radical changes to the political and social landscape of the planet.
H+ is produced by Director / Producer Bryan Singer in association with Bad Hat Harry Productions (House). The series comes from the imaginative minds of writers John Cabrera (Gilmore Girls) and Cosimo de Tommaso who also serve as Executive Producers, directed by Stewart Hendler (Sorority Row) and produced by Lance Sloane (Yucatan). H+ is currently in post-production and was filmed in Santiago Chile.
“Aim High”
Aim High is the story of a young man leading a double life — juggling his studies by day and serving as a government agent by night. This series chronicles the life of Nick Green, a high school sophomore who’s just starting a new school year as one of the country’s 64 highly trained teenage operatives.
When he’s not risking his life on top-secret missions, Nick is dreaming of Amanda Meyers, the most popular girl in school, who’s cool, intelligent, and very alluring. Amanda mercilessly flirts with Nick, but before he can enjoy her advances he has to avoid Derek — her overly protective boyfriend who threatens him for even looking at her.
Aim High comes from Director/ Producer McG, production company Wonderland Sound and Vision, and production services were provided by Bandito Brothers. Peter Murrieta, who served as Executive Producer for the Disney Channel mega-hit Wizards of Waverly Place, is the Executive Producer. The series is written by Heath Corson (Living with Abandon / Scary Godmother) and Richie Keen (Living with Abandon), who also serve as Executive Producers, directed by Thor Freudenthal (Hotel for Dogs/ Diary of a Wimpy Kid) and produced by Lance Sloane (Yucatan).

Jackson Rathbone, best known for his role as the scarred vampire “Jasper Hale” in the Twilight movie series, stars as teenage government operative “Nick Green.” He is joined by Aimee Teegarden, known to loyal Friday Night Lights fans as “Julie Taylor,” who stars as Nick’s charming love interest “Amanda Miles.”
Aim High also stars Rebecca Mader (Lost) as Nick’s sultry science teacher “Ms. Walker,” Johnny Pemberton (Megadrive) as the well connected best friend “Marcus,” Clancy Brown (Highlander) as Russian mercenary “Boris the Bear,” Jonathan McDaniel (That’s So Raven) as Amanda’s jealous boyfriend and swim team captain “Derek Long,” and Greg Germann (Ally McBeal) as the protective “Vice Principal Ockenhocker.”
Management Expertise
The launch of Dolphin Digital Studios leverages our management expertise in creating high-quality entertainment for children and young adults.
Dolphin Entertainment (“DE”), founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution, and Merchandising and Licensing. DE served as Executive Producer to Nickelodeon’s Emmy™-nominated hit series Zoey 101 and Ned’s Declassified School Survival Guide, as well as eight different television movies that have premiered on Nickelodeon in the past three years. DE enjoys worldwide distribution of its programs, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. DE has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.
We hold a multiyear exclusive licensing agreement with DE. Under the terms of our 10 year agreement, DE will work with us to create and manage social networking websites which will be themed around DE’s own branded properties.
Corporate History
Dolphin Digital Media, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1995 and 2003.
On December 5, 2003, we amended our Articles of Incorporation to change our name to Maximum Awards, Inc., in connection with the acquisition of all outstanding shares of Maximum Awards. Maximum Awards was an Australian company engaged in the business of operating a consumer rewards program through which consumers earned points by purchasing products and services offered by the company and its program partners.
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

On May 29, 2007, we amended our Articles of Incorporation to change our name from Maximum Awards Inc. to Logica Holdings, Inc.
On July 9, 2007, we acquired (i) Plays On The Net Plc and its subsidiary, Plays On The Net Inc., which provided a web based platform for writers to share their work, to communicate with fellow dramatists and to explore new ideas, which includes an extensive retail site for book, audio downloads and all-round theatre information; (ii) Curtain Rising Inc., which provided an online database for theatres and a bi-weekly online theatre magazine; and (iii) Anne’s World Limited, a company that held the license for a secure social networking website for children. We issued 12,000,000 shares of our common stock as consideration in the acquisitions. The acquisitions resulted in a change of control and were accounted for as a reverse merger.
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
On July 29, 2008, we amended our Articles of Incorporation to change our name from Logica Holdings, Inc. to Dolphin Digital Media, Inc.
Corporate Offices
Our corporate headquarters is located at 804 Douglas Road, Executive Tower Building, Suite 365, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.
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

Certain Risk Factors Relating to our Business
Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.
In the footnotes to our financial statements for the year ended December 31, 2010, our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2010, our accumulated deficit as of December 31, 2010, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock, however, there can be no assurance that the Company will be successful in raising any necessary additional capital.
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
The following terms of our October 2007 financing, as amended, will make obtaining additional financing with acceptable terms more difficult and/or expensive: (i) no dividends may be paid with respect to common stock while the Preferred Stock is outstanding, unless said dividends are paid pro rata to the holders of the Preferred Stock; (ii) as long as the Preferred Stock is outstanding, the Company may not, without the approval of the holders of the Preferred Stock, authorize or create authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Preferred Stock; (iii) the Preferred Stock is entitled to a $0.25 per share preferred distribution, prior to any distribution to holders of common stock, upon a liquidation of the Company; (iv) for a period of 5 years post closing, the Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock exclusive in all cases of stock splits, stock dividends, recapitalization and other similar rights, or, a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering; and (v) the Company, at any time while the Preferred Stock is outstanding, shall not issue rights, options or warrants to holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.25 without the prior consent of the holders of the Preferred Stock.
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

ITEM 3. LEGAL PROCEEDINGS.
On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder’s fee of $1,000,000 in connection with a business deal that the Company undertook. While the ultimate results of these proceedings against the Company cannot be predicted with certainty, management believes the resolution of these matters will not materially affect the accompanying consolidated financial statements. Since the above mentioned matter was filed there has been no further activity.
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit sought recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs sought recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Federal Court was deprived of jurisdiction over the cause. On April 20, 2010, Peikin and Gold filed an action in Miami-Dade County Circuit Court against Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc., respectively, relating to their employment with the companies. Peikin sued Dolphin Entertainment, Inc. for: 1) breach of contract; 2) promissory estoppel; 3) fraud in the inducement; and 4) negligent misrepresentation and Gold sued Dolphin Digital Media, Inc. for negligent misrepresentation. On or about May 10, 2010, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. filed their Answer, Affirmative Defenses, and Counterclaims against Peikin and Gold and a Third Party Claim against Bespoke Growth Partners, Inc., Gsquared, Ltd. and Carta De Dinero, LLC, alleging virtually the same counts alleged in the action filed in the U. S. District Court action. The Counterclaims and the Third-Party Claim alleged among other things, fraud, civil theft, unjust enrichment and conversion and seek an accounting. On March 24, 2011 the parties entered into a confidential Mutual Stipulation and Settlement Agreement wherein they settled all matters between them which were the subject of the actions.
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
Market for Our Common Stock
Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol “DPDM.OB.” The high and low bid information for each quarter since January 1, 2009, as quoted on the OTC Bulletin Board, is as follows:

Quarter	High Bid	Low Bid

Second Quarter 2011 (through May 6, 2011)	$0.10	$0.06
First Quarter 2011	$0.13	$0.08

Fourth Quarter 2010	$0.13	$0.08
Third Quarter 2010	$0.22	$0.09
Second Quarter 2010	$0.40	$0.16
First Quarter 2010	$0.39	$0.20

Fourth Quarter 2009	$0.49	$0.19
Third Quarter 2009	$0.51	$0.30
Second Quarter 2009	$0.71	$0.45
First Quarter 2009	$0.80	$0.40
The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.
Holders
As of May 6, 2011, an aggregate of 64,190,987 shares of our common stock were issued and outstanding and were owned by approximately 275 stockholders of record, based on information provided by our transfer agent.
Dividends
We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.
Equity Compensation Plan Information
The Company does not have any equity compensation plans.
Recent Sales of Unregistered Securities
The Company sold the following unregistered equity securities during 2010. Other unregistered equity securities sold by the Company during 2010 have been previously disclosed in the Company’s quarterly periodic reports on Form 10-Q filed with the SEC during 2010.
During the three months ended December 31, 2010, the Company’s CEO loaned the Company $126,145, for a total of $171,145 of total loans during 2010. As of December 31, 2010 and 2009 the total amount loaned to the Company by its CEO was $930,145 and $1,079,000, respectively. The Company paid the CEO $320,000 in payments on said loans during 2010. The note accrues interest at a rate of 10%. Accrued interest amounted to $207,216 and $111,278 at December 31, 2010 and 2009, respectively.
On December 30, 2010 the Company entered into an agreement for a debt to equity conversion of a $500,000 outstanding convertible note and accrued interest of $42,753. Under the terms of the Agreement, the Company will convert the convertible note and accrued interest into shares of its preferred stock. The holder of the convertible note shall receive 542,753 shares of the Company’s Preferred Stock. The Preferred Stock will be initially convertible into four (4) shares of Company common stock. The Preferred Stock Conversion Ratio is subject to adjustment in the event of a stock dividend, stock splits and certain reclassifications. All the outstanding shares of Preferred Stock shall be converted into Company common stock upon the close of business on the business day immediately preceding the date fixed for consummation of a Change of Control of the Company as such terms shall be defined in the appropriate certificate of designation. The shares of Preferred Stock shall have no voting rights. As of December 31, 2010 and 2009, the Company had 1,042,753 and 500,000 respectively of preferred shares issued and outstanding.

In 2010 the Company issued Warrant E to T Squared Investments, LLC. During 2010 T Squared Investments, LLC made a series of payments to the Company, which, pursuant to the terms of the financing, reduced the exercise price of Warrant E. During the 3 months ended December 31, 2010, T Squared Investments, LLC made the following payments:
*	On October 26, 2010 T-Squared Investments, LLC paid $100,000 reducing the exercise price on the Warrant E to $.0643.
*	On December 9, 2010 T-Squared Investments, LLC paid $100,000 reducing the exercise price on Warrant E to $.0500.
*	On December 16, 2010 T-Squared Investments, LLC paid $100,000 reducing the exercise price on Warrant E to $.0357.
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

Results for the year ended December 31, 2010 compared 2009
The Company did not have revenues for the years ended December 31, 2010 or 2009 The Company expects to begin generating revenues from Dolphin Secure and Dolphin Surf websites during fiscal 2011.
General and administration costs decreased by $265,160 from $4,675,317 for the year ended December 31, 2009 to $4,410,157 for the year ended December 31, 2010 as a result of decreased marketing and administrative costs.
Depreciation expense decreased by $23,229 from $23,229 for the year ended December 31, 2009 to $0 for the year ended December 31, 2010 as a result of property plant and equipment being fully depreciated as of December 31, 2009.
Finance charges increased by $1,029,615 from $0 for the year ended December 31, 2009 to $1,029,615 for the year ended December 31, 2010 primarily as a result of expenses associated with re-pricing of stock warrants.
Interest expense decreased by $22,264 from $221,195 for the year ended December 31, 2009 to $198,931 for the year ended December 31, 2010.
The net loss was $5,568,883 or $(.09) per share based on 62,568,821 weighted average shares outstanding for the year ended December 31, 2010 compared to a loss of $4,914,104 or $(.09) per share based on 53,926,712 weighted average shares outstanding for the year ended December 31, 2009.
Liquidity and Capital Resources
Through the year ended December 30, 2010 we have relied on advances of $171,145 from our President and CEO. We received $1,500,000 from the pay down of warrants. We sold a total of 3,948,953 shares of common stock for proceeds of $1,122,999. As of December 31, 2010, we had cash of $1,467 and a working capital deficit of $3,241,515.
Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2010, our accumulated deficit as of December 31, 2010, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock, however, there can be no assurance that the Company will be successful in raising any necessary additional capital.
Critical Accounting Policies
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for the year ended December 31, 2010 and 2009. Intercompany accounts and transactions have been eliminated in consolidation.
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

Reclassification
Certain prior period amounts have been reclassified to conform to December 31, 2010 presentations.
Revenue Recognition
Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer purchases a subscription. The Company had no revenue during the years ended December 31, 2010 and 2009. Dolphin Digital Studios will record revenue when deliverables have been completed in accordance with its agreements. As December 31, 2010 the Company had recorded deferred revenue of $352,823.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At December 31, 2010 and December 31 2009 the value of the Company’s inventory was $8,256 and $91,860, respectively.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2010 was 10,614,007 shares. There were no dilutive securities outstanding at December 31, 2010.
Business Segments
The Company operates the following business segments:
•	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscriptions to Dolphinsecure.com
•
Dolphin Digital Studios is a new division of the Company that will create original programming that premieres online, with an initial focus geared toward teens and tweens. Dolphin Digital Studios had no transactions during 2010.

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
Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 — Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.
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
Concentration of Credit Risk
The Company did not have cash in banks in excess of FDIC insurance limits at December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009 the Company had no revenue and therefore no concentration of sales.
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
Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer , does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Directors and Officers
The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	41	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Nelson Famadas	38	Chief Operating Officer
Michael Espensen	60	Director
Biographical Information
William O’Dowd, IV. Mr. O’Dowd graduated with honors from Harvard Law School, has received a master’s degree in modern European history from Creighton University, and was named 1st-Team Academic All-American by USA Today while an undergraduate at Creighton. He was appointed Chief Executive Officer and Chairman of the Board of Directors on June 25, 2008. Mr. O’Dowd founded Dolphin Entertainment, Inc. in 1996 and has served as its principal executive officer and chairman since that date. Dolphin Entertainment is an entertainment company specializing in children’s and young adult’s live-action programming.
Nelson Famadas. Mr. Famadas serves as the Company’s Chief Operating Officer. In his new role, Mr. Famadas will have management oversight of Dolphin Digital Media’s daily operations in order to improve product management, business development, and strategic planning. Mr. Famadas is a graduate of Harvard University where he concentrated in Economics. He also received an MBA from the Owen School of Management at Vanderbilt University. Previous to joining the Dolphin team, Mr. Famadas served as President and COO of Gables Holding Corporation, a real estate development company in Puerto Rico. The company was fully diversified in residential, commercial, and Low-Income Tax Credit subsidized housing developments. Mr. Famadas supervised daily operations and long-term planning, including arranging financing for most of the projects. From 1995 through 2001, Nelson co-founded and managed Astracanada Productions, a television production company based in Miami that catered mostly to the U.S. Hispanic audience. The company produced over 1,300 hours of television programming. As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for “Oscuras Pero Encendidos”, a late-night talk show. Mr. Famadas was responsible for all managerial functions including operations, finance, advertising and syndication sales, and human resources. Prior to starting Astracanada, Mr. Famadas also worked at MTV Networks and Procter & Gamble.
Michael Espensen. Mr. Espensen was appointed a Director of the Company on June 25, 2008. Mr. Espensen has been a real estate developer for over thirty years. In that time he has developed over 5,000 multi-family units, twenty-nine office buildings, and over 2,500 residential lots in Texas, Florida, North Carolina, and South Carolina. Aside from real estate development and investment, Mr. Espensen is also involved as a producer and investor in family entertainment for television and feature films. Mr. Espensen attended Trinity University and the University of Texas at Austin. Past titles include: President of the San Antonio Homebuilders Association, Director of the Texas Association of Homebuilders, and Director of the National Title Company. Currently, he is the CEO and Director of Keraplast Technologies, LTD.

Background and Qualifications of Directors
When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Company’s Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience, industry-specific and otherwise, in the family entertainment, Internet networking, legal, and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. Our Board annually reviews the composition and size of the Board so that the Board consists of members with the proper expertise, qualifications, attributes, skills, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.
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
Of our two directors, only Michael Espensen is independent.
Compliance with Section 16(a) of the Exchange Act
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2010. Mr. O’Dowd, Mr. Famadas, and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
William O’Dowd, IV, CEO,	2010	$0	0	0	0	0	0
President and Chairman	2009	$0	0	0	0	0	0

Nelson Famadas, COO (1)	2010	$(2)	0	0	0	0	(2)
	2009	$—	—	—	—	—	—

(1)	Appointed Chief Operating Officer effective July 1, 2010.

(2)	$90,000 of Mr. Famadas’ salary from July 1, 2010 through December 31, 2010 was accrued by the Company.

Outstanding Equity Awards at Fiscal Year-End
None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2010.
Director Compensation
We have not paid either of our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth the beneficial ownership of our common stock as of May 6, 2011 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.
Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 64,190,987 shares of our common stock outstanding as of May 6, 2011.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	23,763,735	37.0%
Michael Espensen	0	*
Nelson Famadas	68,696	*
T Squared Investments LLC (2)	16,491,813	21.8%
All Directors and Named Executive Officers as a Group (3 persons)	23,832,431	37.1%

*	Less than 1%

(1)	Unless otherwise indicated in point (2) below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 804 Douglas Road, Executive Tower Bldg., Ste. 365, Miami, Florida, 33134.

(2)
Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC (1325 Sixth Avenue, Floor 28, New York, NY 10019). Includes: (i) 4,171,012 shares issuable upon conversion of 1,042,753 shares of Series A Convertible Preferred Stock; (ii) 7,000,000 shares issuable upon exercise of a common stock purchase warrant (the “Class E Warrant”); and (iii) 231,000 shares issuable upon exercise of a common stock purchase warrant with an exercise price of $0.0001 per share. The Series A Preferred Stock and Class E Warrant contain provisions that prevent conversions/exercises to common stock to the extent that after giving effect to such conversion/exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.9% of the number of shares of the common stock outstanding immediately after giving effect to such conversion/exercise.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
During the three months ended December 31, 2010, the Company’s CEO loaned the Company $126,145, for a total of $171,145 of total loans during 2010. As of December 31, 2010 and 2009 the total amount loaned to the Company by its CEO was $930,145 and $1,079,000, respectively. The Company paid the CEO $320,000 in payments on said loans during 2010. The note accrues interest at a rate of 10%. Accrued interest amounted to $207,216 and $111,278 at December 31, 2010 and 2009, respectively.

On November 18, 2010, we entered into an agreement with Dolphin Entertainment, Inc., for production services related to two digital episodic series. The total amount of the contract is $200,000.
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
In consideration of the acquisition, we issued that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock to Mr. O’Dowd. Additionally, in connection with the acquisition, we appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder has agreed to become the Chairman and CEO of the Company. As the shareholder is considered a related party on SAB 48 the Company has recorded the assets of Dolphin Digital Media, Inc at their historical cost.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2010	12/31/2009
Audit Fees	$41,500	$40,000
Audited-Related Fees	0	0
Tax Fees	5,000	0
All Other Fees	0	0

Total	$46,500	$40,000

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
PART IV

ITEM 15.	EXHIBITS.

Exhibit No.

2.1	Exchange Agreement dated December 9, 2003, between Maximum Awards, Inc. and Maximum Awards Pty Ltd. (1)

2.2	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Global Business Group Pty, Ltd.) (2)

2.3	Share Purchase Agreement dated June 1, 2004, between Maxwell Thomas and Michael Sullivan and Maximum Awards, Inc. (for Travel Easy Pty, Ltd.) (2)

2.4	Share Exchange Agreement dated July 9, 2007, between Maximum Awards, Inc., Plays on the Net, PLC, Anne’s World Limited, Curtains Rising, Inc., and the Winterman Group Ltd. (3)

2.5	Stock Purchase Agreement dated September 24, 2007, between Logica Holdings, Inc. and Eko Group Pty Limited (4)

2.6	Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

3(i).1	Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995 (1)

3(i).2	Amendment to Articles of Incorporation, as filed on December 5, 2003 (1)

3(i).3	Amendment to Articles of Incorporation, as filed on May 29, 2007 (6)

3(i).4	Amendment to Articles of Incorporation, as filed on August 7, 2007 (6)

3(i).5	Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (7)

3(i)6	Designation of Preferences of Series A Convertible Preferred Stock, filed October 10, 2007 (5)

3(i)7	Amendment to Certificate of Designation of Series A Convertible Preferred Stock

3(ii)	Bylaws (1)

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)

4.2	Letter Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.3	Subscription Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009 (9)

Exhibit No.

4.5	Letter Agreement with T Squared Investments, LLC, dated March 10, 2010 (9)

4.6	Common Stock Purchase Warrant “E” with T Squared Investments, LLC, dated March 10, 2010 (9)

10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010 (8)

10.2	Promissory Note dated January 1, 2011

31	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.

(2)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.

(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.

(5)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.

(7)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-Q for the three months ended June 30, 2008, filed with the Securities and Exchange Commission on August 18, 2008.

(8)	Incorporated by reference to Exhibits set forth in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.

(9)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

By:	/s/ William O’Dowd IV William O’Dowd IV
Chief Executive Officer

Dated: May 13, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV William O’Dowd IV
Chairman, Chief Executive Officer and President (principal executive officer principal financial officer and principal accounting officer)
Dated: May 13, 2011

By:	/s/ Michael Espensen Michael Espensen
Director
Dated: May 13, 2011

By:	/s/ Nelson Famadas Nelson Famadas
Chief Operating Officer
Dated: May 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Dolphin Digital Media, Inc.
Miami, Florida
We have audited the accompanying consolidated balance sheet of Dolphin Digital Media, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dolphin Digital Media, Inc. and its subsidiaries as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred significant losses and has capital and working capital deficiencies, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
May 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Dolphin Digital Media, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc. and Subsidiaries as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred significant losses and has capital and working capital deficiencies, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 15, 2010

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current
Cash	$1,467	$3,218
Inventory	8,256	91,860
Prepaid expenses	—	211,128
Other current assets	724	636

Total Current Assets	10,447	306,842

Intangible assets	—	1,208,268

Total Assets	$10,448	$1,515,110

LIABILITIES
Current
Accounts payable	$1,388,395	$1,587,115
Other current liabilities	480,599	315,350
Deferred revenue	352,823	—
Loans from related party	930,145	1,079,000
Notes payable — Convertible (Net of discount of $0 and $84,000, respectively	100,000	216,000

Total Current Liabilities	3,251,962	3,197,465

Long Term Liabilities
Notes payable convertible (Net of discount of $0 and $69,857, respectively)	—	230,143

Total Liabilities	3,251,962	3,427,608

STOCKHOLDERS’ DEFICIT

Common stock, $0.015 par value, 100,000,000 shares authorized, 64,190,987 and 59,809,454 issued and outstanding as of December 31, 2010 and 2009, respectively	962,750	897,141
Preferred stock $0.001 par value, 10,000,000 shares authorized, 1,042,753 and 500,000 shares issued and outstanding as of Dececember 31, 2010 and 2009, respectively	1,043	500
Additional Paid-In Capital	29,028,156	24,854,441
Accumulated deficit	(33,168,229)	(27,529,526)
Accumulated comprehensive loss	(65,235)	(135,055)

Total Stockholders’ Deficit	(3,241,515)	(1,912,499)

Total Liabilities and Stockholders’ Deficit	$10,447	$1,515,110

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Consolidated Statement of Operations

	For The Years Ended
	December 31,
	2010	2009

Revenues	$—	$—
Cost of Sales	—	—

Gross Profit	—	—

Expenses:
General and administrative	4,410,157	4,675,317
Depreciation	—	23,229

Total Expenses	4,410,157	4,698,546

Loss from Operations	(4,410,157)	(4,698,546)

Other Expenses
Finance charges	1,029,615	—
Interest expense	198,931	221,195

Total Other Expenses	1,228,546	221,195

Net loss from operations	$(5,638,703)	$(4,919,741)

Foreign currency adjustments	69,820	5,637

Comprehensive Loss	$(5,568,883)	$(4,914,104)

Basic and Diluted Loss per Share	$(0.09)	$(0.09)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	62,568,821	53,926,712

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Defecit
For the years ended December 31, 2010 and 2009

					Additional	Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capitial	Loss / Gain	Defecit	Deficit
Balance December 31, 2008	500,000	$500	49,236,904	$738,553	$21,360,530	$(140,692)	$(22,609,785)	$(650,894)

Shares issued for Services	—	—	3,743,065	56,146	1,053,347	—	—	1,109,493

Shares Issued for Cash	—	—	6,829,485	102,442	2,196,357	—	—	2,298,799

Warrants issued for notes payable	—	—	—	—	76,207	—	—	76,207

Beneficial conversion on convertible notes	—	—	—	—	168,000	—	—	168,000

Comprehensive Loss / Gain	—	—	—	—	—	5,637	—	5,637

Net loss for the year ended December 31, 2009	—	—	—	—	—	—	(4,919,741)	(4,919,741)

Balance December 31, 2009	500,000	500	59,809,454	897,141	24,854,441	(135,055)	(27,529,526)	(1,912,499)

Shares Issued for Cash	—	—	3,948,953	59,234	1,063,765	—	—	1,122,999

Shares Issued for services	—	—	425,000	6,375	122,125	—	—	128,500

Warrants repricing	—	—	—	—	945,615	—		945,615

Misc. difference in shares	—	—	7,580	—	—	—	—	—

Conversion of notes payble and accrued interest to preferred stock	542,753	543	—	—	542,210	—	—	542,753

Cash received for warrant price reduction	—	—	—	—	1,500,000	—	—	1,500,000

Comprehensive Loss / Gain	—	—	—	—	—	69,820	—	69,820

Net loss for the year ended December 31, 2010	—	—	—	—	—	—	(5,638,703)	(5,638,703)

Balance December 31, 2010	1,042,753	$1,043	64,190,987	$962,750	$29,028,156	$(65,235)	$(33,168,229)	$(3,241,515)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Consolidated Statements of Cashflows

	For The Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,638,703)	$(4,919,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	23,229
Amortization of debt discount	153,857	90,350
Impairment of fixed assets	—	56,602
Impairment of intangibles	2,166,143	99,211
Impairment of advances	170,500	—
Common Stock issued for compensation	128,500	1,109,493
Warrants repricing	945,615	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	211,128	(211,059)
Increase in other current assets	(88)	43
Decrease in Inventory	83,604	2,188
Increase in deferred revenue	352,823	—
Decrease in accounts payable	(192,568)	710,286
Increase in other current liabilities	208,000	(10,375)
Increase in accrued expenses	—	250,818

Net Cash Used In Operating Activities	(1,411,189)	(2,798,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computers	—	(15,042)
Advances	(170,500)	—
Payment for intangible assets	(957,875)	(652,941)

Net Cash Used In Investing Activities	(1,128,375)	(667,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	(6,152)	14,087
Proceeds from convertible notes payable	—	300,000
Proceeds from note payable	100,000	300,000
Repayment of note payable	(100,000)	—
Proceeds from sale of common stock	1,123,000	2,298,799
Advances from Related Party	171,145	500,619
Repayments to Related Party	(320,000)	—
Proceeds from exercise of warrants	1,500,000	—

Net Cash Provided By Financing Activities	2,467,993	3,413,505

Foreign Currency Adjustments	69,820	5,637

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,751)	(47,796)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,218	51,014

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,467	$3,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$—	$—

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS
INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to equity	—	—

Conversion of accounts payable to equity	—	—

Conversion of notes payable and accrued interest into preferred stock	542,753	—

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
Dolphin Digital Media, Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1995 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007 the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc.
Dolphin Digital Media, Inc. is dedicated to the cause of online safety for children. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media, Inc. has taken an industry-leading position with respect to internet safety, as well as digital entertainment.
Dolphin Digital Media (Canada) Inc. (F/K/A Plays On The Net Inc.) was incorporated in Ontario (Canada) on July 27, 2006. The Company changed it name on October 28, 2008.
Curtain Rising Inc. was incorporated in Ontario (Canada) on October 19, 2006. The company has no current operations, revenues or expenses.
On June 23, 2008 Logica Holdings purchased 100% of Dolphin Digital Media, Inc. The Company issued a total of 24,063,735 of common shares, equivalent to 51% of its outstanding common stock, for the acquisition of Dolphin Digital Media, Inc resulting in a change of control. The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as a purchase transaction with Logica Holdings. Historical financials are those of Logica Holdings.
In September 2010 the Company announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses for the year ended December 31, 2010 of $5,568,883. As of December 31, 2010 the Company recorded an accumulated deficit of approximating $33,168,229. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.
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
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for the year ended December 31, 2010 and 2009. Intercompany accounts and transactions have been eliminated in consolidation.

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
Reclassification
Certain prior period amounts have been reclassified to conform to December 31, 2010 presentations.
Revenue Recognition
Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer purchases a subscription. The Company had no revenue during the years ended December 31, 2010 and 2009. Dolphin Digital Studios will record revenue when deliverables have been completed in accordance with its agreements. As of December 31, 2010 the Company had recorded deferred revenue of $352,823.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, there were no cash and cash equivalents. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. As of December 31, 2010 and 2009 the value of the Company’s inventory was $8,256 and $91,860, respectively.
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

Goodwill and Other Intangibles
Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is subject to a periodic impairment assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with the carrying value of the reporting unit, including any goodwill. We utilize a discounted cash flow valuation methodology to determine the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, goodwill is deemed not to be impaired in which case the second step in the process is unnecessary. If the carrying amount exceeds fair value, we perform the second step to measure the amount of impairment loss. Any impairment loss is measured by comparing the implied fair value of goodwill with the carrying amount of goodwill at the reporting unit, with the excess of the carrying amount over the fair value recognized as an impairment loss.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to our current business model.
Comprehensive Income (Loss)
The Company adopted Statement of Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at December 31, 2010 was 10,614,007 shares. There were no dilutive securities outstanding at December 31, 2010.
Business Segments
The Company operates the following business segments:
1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com.

2)
Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens. Dolphin Digital Studios had no transactions during 2010.

Fair Value of Financial Instruments
Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, advances, account payable, deferred revenue, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.
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
Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $15,257 and $4,735 in advertising costs during the years ended December 31, 2010 and 2009, respectively.
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.
ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company is currently assessing the impact on its consolidated financial position and results of operations.
In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company has adopted the requirements of this accounting pronouncement.
In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on the Company’s consolidated financial position, results of operations or operating cash flows.
In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on the Company’s consolidated financial position, results of operations or operating cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations
In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This ASC changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASC are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
NOTE 4 — ADVANCES
On June 28, 2010 the Company signed a letter of intent to acquire 24eight, LLC a privately held company based in Manhattan. 24eight is a technology company that specializes in real-time motion and pressure analytics and the wireless transmission of collected data. The transaction was subject to customary due diligence and execution of a definitive agreement. Management has decided not to proceed with the acquisition and is expecting repayment of the advances. As of December 31, 2010, the Company recorded a reserve for the advances of $170,500 from 24eight, LLC.

NOTE 5 — INTANGIBLE ASSETS
The Company has intangible assets as follows:

	December 31,	December 31,
	2010	2009

Other intangible assets	$29,924	$29,924
Dolphin Secure Websites	2,136,219	1,178,344

Total	2,166,143	1,208,268
Impairment	(2,166,143)	—

Balance	$—	$1,208,268

In December 2010 the Company made the determination to fully impair the capitalized software development costs in accordance with FASB ASC 235-10-50 based on current and expected future cash flows.
NOTE 6 — DEFERRED REVENUE
On September 29, 2010 the Company entered into letter of intent for licensing right of its technology in Europe. The Company is in process of negotiating the final terms of the agreement. As of December 31, 2010 the Company has received licensing fees of $275,000, the amount has been recorded as deferred revenue in the accompanying consolidated financial statements.
On November 8, 2010 the Company entered into a 6 months production agreement in the amount of $100,000. $77,823 was received as of December 31, 2010 and the Company recorded the full amount as deferred revenue.
NOTE 7 — NOTE PAYABLE
On September 29, 2010 the Company received a $100,000 loan from a third party licensee of its technology. The amount is due upon demand, unsecured, non-interest bearing, and does not follow any specific repayment terms. On December 30, 2010 the amount was repaid.
NOTE 8 — NOTES PAYABLE — CONVERTIBLE

	December 31,	December 31,
	2010	2009

Note Amount	$600,000	$600,000

Discount	—	(153,857)

Net	600,000	446,143
Conversion to preferred stock	(500,000)	—

Total —notes payable — convertible	100,000	446,143

Less — long term portion	—	230,143

Current	$100,000	$216,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at December 31, 2010 and December 31, 2009 amount to $42,753 and $19,616, respectively. The Company recorded a discount of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the year ended December 31, 2010 and December 31, 2009 amounted to $56,000 and $56,000 respectively. On December 30, 2010 the Company and the note holder agreed to covert the outstanding balance of $200,000 and accrued interest of $42,753 into 242,753 shares on convertible preferred stock. The preferred stock converts into common stock at the ratio of 4 shares of common to each share of preferred stock.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at December 31, 2010 and December 31, 2009 amounted to $17,534 and $7,534, respectively. The Company recorded a discount of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the year ended December 31, 2010 and 2009 amounted to $28,000 and $28,000, respectively.

In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The note is convertible into 769,231 shares of common stock ($.39 per share), bears no interest and is due on July 29, 2015. A warrant for 384,616 common shares was issued with an exercise price of $.80 expiring on July 29, 2012. A warrant for 231,000 common shares was issued with an exercise price of $.0001 expiring July 29, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. For the years ended December 31, 2010 and 2009 the Company recorded amortization expense of $60,331 and $6,350, respectively related to the note. On December 30, 2010 the Company and the note holder agreed to covert the outstanding balance of $300,000 into 300,000 shares on convertible preferred stock. The preferred stock converts into common stock at the ratio of 4 shares of common to each share of preferred stock.
NOTE 9 — NOTE PAYABLE RELATED PARTY
As of December 31, 2010 and 2009 The Company’s CEO had loaned the Company a total of $930,145 and $1,079,000, respectively. During year ended December 31, 2010 The Company’s CEO loaned the Company an additional $171,145 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $207,216 and $111,278 at December 31, 2010 and 2009, respectively.
NOTE 10— LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No significant sales were recorded during the year ended December 31, 2010 and 2009.
NOTE 11 — INCOME TAXES
The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009

Current:		—

Deferred benefit:	$858,946	$1.211579

Valuation allowance	(858,946)	(1,211,579)

(Benefit) provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009

Combined statutory income tax rate	37.63%	36.12%

Valuation allowance	(37.63)%	(36.12)%

Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009

Net operating loss carry-forward	$2,635,946	$1,777,000
Valuation allowance	(2,635,946)	(1,777,000)

Deferred income tax asset	$—	$—

The Company has a net operating loss carry-forward of approximately $6,756,423 available to offset future taxable income through 2029.
The Company is presently completing the filing of its historical tax returns. The Company has accrued $120,000 as a contingency for any potential penalties that may arise.
NOTE 12 — STOCKHOLDERS’ EQUITY
A) Preferred Stock
The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.
a) On October 4, 2007 the Company issued 250,000 preferred shares for a cash consideration of $250,000. These preferred shares are convertible by the investor into 2.5 shares of common stock or $ .40 per share. The holder was initially entitled to a re-pricing provision based on subsequent share issuances below their conversion price. Both, the Company and the holder subsequently agreed to rescind this term as no additional shares had ever been issued and they had operated as this term was not effect.
b) On November 7, 2007 the Company issued 250,000 preferred shares for a cash consideration of $250,000. These preferred shares are convertible by the investor into 2.0833 shares of common stock or $ .48 per share. The holder was initially entitled to a re-pricing provision based on subsequent share issuances below their conversion price. Both, the Company and the holder subsequently agreed to rescind this term as no additional shares had ever been issued and they had operated as this term was not effect.
c) On December 30, 2010 the Company entered into an agreement for a debt to equity conversion of a $500,000 outstanding convertible note and accrued interest of $42,753. Under the terms of the Agreement, the Company will convert the convertible note and accrued interest into shares of its preferred stock. The holder of the convertible note, shall receive 542,753 shares of the Company’s Preferred Stock. The Preferred Stock will be initially convertible into four (4) shares of Company common stock. The Preferred Stock Conversion Ratio is subject to adjustment in the event of a stock dividend, stock splits and certain reclassifications. All the outstanding shares of Preferred Stock shall be converted into Company common stock upon the close of business on the business day immediately preceding the date fixed for consummation of a Change of Control of the Company as such terms shall be defined in the appropriate certificate of designation. The shares of Preferred Stock shall have no voting rights. The holder was initially entitled to a re-pricing provision based on subsequent share issuances below their conversion price. Both, the Company and the holder subsequently agreed to rescind this term as no additional shares had ever been issued and they had operated as this term was not effect.
As of December 31, 2010 and 2009, the Company had 1,042,753 and 500,000 respectively of preferred shares issued and outstanding.
B) Common Stock
The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.
The following transactions occurred during the year ended December 31, 2010:
During the year ended December 31, 2010 the Company sold to three individuals a total of 2,300,000 shares of common for $575,000 ($.25 per share).
During the year ended December 31, 2010 the Company sold to twelve individuals a total of 1,584,851 shares of common for $523,000 ($.33 per share). In addition the Company issued 792,426 common stock warrants with an exercise price of $1.00.
During the year ended December 31, 2010 the Company sold to an investor 64,103 shares of common for $25,000 ($.39 per share). In addition the Company issued 32,051 common stock warrants with an exercise price of $.80.

Common stock issued for services
In February, 2010 the Company issued a total of 250,000 shares of common stock for services valued at $72,500 ($.29 per share) the fair market value on the date of issuance.
In April, 2010 the Company issued a total of 175,000 shares of common stock for services valued at $56,000 ($.32 per share) the fair market value on the date of issuance.
NOTE 13 — STOCK OPTION PLAN
As of December 31, 2010, the Company had not implemented a stock option plan.
Warrants
On October 4th, 2007, the company entered into a financing agreement whereby warrants were issued to an investor to purchase the following amounts of common stock:
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
Post such cancellation, the only warrants held by T Squared Investments LLC was their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the following warrant below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 29, 2014 to December 31, 2012.
In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM) described below, T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.
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
The Company incurred an expense of $945,615 as a result of the repricing of these warrants. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 136%, risk-free interest rate of 1%, and expected warrant life of 18 months.
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
On September 30, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0786.
On October 26, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0643.
On December 9, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0500.
On December 16, 2010 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0357.
During 2010, the Company issued 824,477 warrants in connection with the sale of shares of common stock. A 1/2 warrant was issued for each share purchased as detailed under “Common Stock” above.
The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding
		Weighted Average
		Remaining
	Number	Contractual
Exercise Prices	Outstanding	Life (Years)
$.0001	231,000	2.00
$.0357	7,000,000	2.00
$.80	1,461,794	1.55
$1.00	1,921,213	2.09
	10,614,007	1.91

Warrant activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	3,650,000	$1.36
Granted	3,174,145	.81
Exercised	—	—
Expired or cancelled	—	—

Outstanding at December 31, 2009	6,824,145	$1.11
Granted	7,824,477	.14
Exercised
Expired or cancelled	(4,034,615)	(1.31)

Outstanding at December 31, 2010	10,614,007	$.31

NOTE 14 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $3,237 per month.
NOTE 15 — LITIGATION
On October 15, 2008, a lawsuit was filed between the Company and Mirador Consulting, Inc., in the United States District Court for the Southern District of Florida. The Plaintiffs are alleging and seeking, among other things, that the Company had breached an agreement to pay Mirador Consulting, Inc., a finder’s fee of $1,000,000 in connection with a business deal that the Company undertook. While the ultimate results of these proceedings against the Company cannot be predicted with certainty, management believes the resolution of these matters will not materially affect the accompanying consolidated financial statements. Since the above mentioned matter was filed there has been no further activity.
On October 1, 2009, Dolphin Digital Media, Inc, Dolphin Entertainment, Inc. and Dolphin Entertainment Capital, Inc. brought suit in the U.S. District Court for the Southern District of Florida against Mark Peikin, Joshua M. Gold, Bespoke Growth Partners, Inc., Gsquared, Ltd., Carta De Dinero, LLC, Nevada Agency And Transfer Co. and Merrill Lynch Pierce Fenner & Smith Incorporated. The suit sought recovery of corporate stock and damages occasioned by the misfeasance of Peikin, Gold and the corporate entities over which they presided. As alleged in the complaint, Peikin and Gold served as outside and inside counsel to and officers of Plaintiffs in 2008 and 2009. In the course of their affiliation with Plaintiffs, they were able to use their positions of trust to gain access to Plaintiffs’ assets and opportunities and divert same to Bespoke, Gsquared and Carta De Dinero. Among their actions, the Company alleged Peikin and Gold improperly directed Nevada Agency And Transfer Co. to issue one million shares of Dolphin Digital Media, Inc.’s stock to Carta De Dinero, who then transferred such shares to its account at Merrill Lynch and sold them on the open market. In this lawsuit, Plaintiffs sought recovery of the damages occasioned by the improper issuance and sale of the Dolphin Digital Media, Inc. stock, as well as the value of the actual funds and opportunities misappropriated by Peikin and Gold and also alleged civil racketeering counts. On or about April 19, 2010, the Court dismissed the civil racketeering counts on the basis that the alleged enterprise was primarily formed and existed for the commission of the theft of the above-mentioned stock. The Court made no determination on the merits of the underlying allegations. As a result of the dismissal, the Court was deprived of jurisdiction over the cause. On April 20, 2010, Peikin and Gold filed an action in Miami-Dade County Circuit Court against Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc., respectively, relating to their employment with the companies. Peikin has sued Dolphin Entertainment, Inc. for: 1) breach of contract; 2) promissory estoppel; 3) fraud in the inducement; and 4) negligent misrepresentation and Gold has sued Dolphin Digital Media, Inc. for negligent misrepresentation. On or about May 10, 2010, Dolphin Entertainment, Inc. and Dolphin Digital Media, Inc. filed their Answer, Affirmative Defenses, Counterclaim against Peikin and Gold and a Third Party Claim against Bespoke Growth Partners, Inc., Gsquared, Ltd. and Carta De Dinero, LLC, alleging virtually the same counts alleged in the action filed in the U. S. District Court action. The Counterclaim and the Third-Party Claim allege among other things, fraud, civil theft, unjust enrichment and conversion and seek an accounting. On March 24, 2011 the parties entered into a confidential Mutual Stipulation and Settlement Agreement wherein they settled all matters between them which were the subject of the Peikin and Gold action.

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
NOTE 16 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
As of December 31, 2010 and December 31, 2009 the Company’s CEO had loaned the Company (net of repayments) a total of $930,145 and $1,079,000, respectively. During the year ended December 31, 2010 The Company’s CEO loaned the Company an additional $171,145 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $207,216 and $111,278 at December 31, 2010 and 2009, respectively.
The Company has a verbal agreement with Dolphin Entertainment, Inc. to sublease office space and furniture. The Company had accrued expenses in the amount of $45,392 and $22,810 for the years ended December 31, 2010 and 2009, respectively.
On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc for production services related to two digital episodic series. The total amount of the contract is $200,000.
NOTE 17 — SUBSEQUENT EVENTS
Between January 1, 2011 and May 9, 2011, the Company has received an additional $257,500 advances from its CEO.
On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for Production income related to a web series. The $100,000 was recorded as Deferred Revenues for the first quarter of 2011.
In February of 2011, the Company entered into a Revenue Participation Agreement with two parties for the development of a Dolphin Group Kids Club (Kids Club). Each party gave the Company $50,000 in return for the participation of revenue related to that Kids Club. The amount will be repaid based on a pro rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club.
In March of 2011, the Company entered into an Equity Finance Agreement for the production of web series. The Investors contributed a total of $639,000 and will share in the revenues of the web series, on a pro rata basis, until the investment is recouped and then will share at a lower percentage of the additional revenues.