Form 10-Q
period 2011-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2011-05-20
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of shares of Common Stock outstanding was 64,190,987 as of May 20, 2011.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION
DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$332,228	$1,467
Inventory	8,256	8,256
Other current assets	724	724

Total Current Assets	$341,208	$10,447

Total Assets	$341,208	$10,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable	$1,296,145	$1,388,395
Other current liabilities	299,521	480,599
Deferred revenue	439,073	352,823
Advances	459,000	—
Loans from related party	1,286,361	930,145
Notes payable — Convertible	95,000	100,000

Total Current Liabilities	3,875,100	3,251,962

STOCKHOLDERS’ DEFICIT

Common stock, $0.015 par value, 100,000,000 shares authorized, 64,190,987 and 64,190,987 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	962,865	962,750

Preferred stock $0.001 par value, 10,000,000 shares authorized, 1,042,753 and 1,042,753 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,043	1,043
Additional Paid-In Capital	29,128,041	29,028,156
Accumulated deficit	(33,560,606)	(33,168,229)
Accumulated comprehensive loss	(65,235)	(65,235)

Total Stockholders’ Deficit	(3,533,892)	(3,241,515)

Total Liabilities and Stockholders’ Deficit	$341,208	$10,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010

Revenues	$13,750	$—
Cost of Sales	—	—

Gross Profit	13,750	—

Expenses:
General and administrative	380,288	586,210

Total Expenses	380,288	586,210

Loss from Operations	(366,538)	(586,210)

Other Expenses
Finance charges	—	966,649
Interest expense	25,839	38,108

Total Other Expenses	25,839	1,004,757

Net loss	$(392,377)	$(1,590,967)

Foreign currency adjustments	—	266

Comprehensive Loss	$(392,377)	$(1,590,701)

Basic and Diluted Loss per Share	$(0.01)	$(0.03)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	64,190,987	59,997,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cashflows
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,377)	$(1,590,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	24,175
Common Stock issued for compensation	—	72,500
Warrants repricing	—	945,615
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	204,065
Increase in other current assets	—	(59)
Decrease in Inventory	—	3,440
Increase in deferred revenue	86,250	—
Decrease in accounts payable	(92,250)	(81,916)
Increase in accrued expenses	26,138	49,717

Net Cash Used In Operating Activities	(372,239)	(373,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for intangible assets	—	(239,564)

Net Cash Used In Investing Activities	—	(239,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash overdraft	—	(14,087)
Proceeds from sale of common stock	—	685,500
Repayment of note payable	(5,000)	—
Advances from related party	174,500	45,000
Repayment to related party	(25,500)
Proceeds from revenue sharing agreements	459,000	—
Proceeds from reduction in warrant pricing	100,000	200,000

Net Cash Provided By Financing Activities	703,000	916,413

Foreign Currency Adjustments	—	(127,008)

NET INCREASE IN CASH AND CASH EQUIVALENTS	330,761	176,411

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,467	3,218

CASH AND CASH EQUIVALENTS, END OF PERIOD	$332,228	$179,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$17,534	$—

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOWS INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to note payable	$207,216	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:
Basis of Presentation and Organization
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements are presented on the accrual basis.
Dolphin Digital Media, Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1995 and 2003. On November 19th, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007, the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media Inc.
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
On June 23, 2008, Logica Holdings purchased 100% of Dolphin Digital Media, Inc. The Company issued a total of 24,063,735 of common shares, equivalent to 51% of its outstanding common stock, for the acquisition of Dolphin Digital Media, Inc resulting in a change of control. The total amount of issued and outstanding share for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as a purchase transaction with Logica Holdings. Historical financials are those of Logica Holdings.
In September 2010, the Company announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.
NOTE 2 — GOING CONCERN
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has net losses for the three months ended March 31, 2011 of $392,377. As of March 31, 2011 the Company recorded an accumulated deficit of approximating $33,560,606. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
NOTE 3 — SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES
These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for three months ended March 31, 2011 and 2010. Intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassification
Certain prior period amounts have been reclassified to conform to March 31, 2011 presentations.
Revenue Recognition
Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer purchases a subscription. The Company had revenue of $13,750 and $0 for three months ended March 31, 2011 and 2010, respectively. Dolphin Digital Studios will record revenue when deliverables have been completed in accordance with its agreements. As of March 31, 2011 and December 31, 2010 the Company had recorded deferred revenue of $439,073 and $352,823, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, there was $332,228 and $1,467 cash and cash equivalents, respectively. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. As of March 31, 2011 and December 31, 2010 the value of the Company’s inventory was $8,256 and $8,256, respectively.
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

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
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
Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at March 31, 2011 and December 31, 2010 was 10,614,007 shares. There were no dilutive securities outstanding at March 31, 2011 and December 31, 2010.
Business Operations
The Company’s current and planned operations consist of the following:
1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com.

2)
Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens. Dolphin Digital Studios received $359,000 through an Equity Finance Agreement for productions costs of web series.

During the three months ended March 31, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three months ended March 31, 2011 were derived from its new division.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
Fair Value of Financial Instruments
Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, advances, account payable, deferred revenue, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” which defines fair value establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.
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
Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $45,000 and $3,200 in advertising costs during the three months ended March 31, 2011 and 2010, respectively.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
Recent Accounting Pronouncements
Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.
ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.
ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company is currently assessing the impact on its condensed consolidated financial position and results of operations.
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
In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on the Company’s condensed consolidated financial position, results of operations or operating cash flows.
In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on the Company’s condensed consolidated financial position, results of operations or operating cash flows.
In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact on its condensed consolidated financial position and results of operations
In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This ASC changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASC are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently assessing the impact on its condensed consolidated financial position and results of operations.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
NOTE 4 — DEFERRED REVENUE
On September 29, 2010 the Company entered into Software License Agreement for licensing right of its technology in specific European countries. The Company delivered the licensing rights during the first quarter 2011 as per the agreement. During 2010 the Company received licensing fees of $275,000 and the amount was recorded as deferred revenue at December 31, 2010. During the three months ended March 31, 2011 the Company recognized revenue of $13,750 as licensing fees. Deferred revenue amounted to $261,250 at March 31, 2011.
On November 8, 2010 the Company entered into a 6 months production agreement in the amount of $100,000. $77,823 was received as of December 31, 2010 and March 31, 2011 and the Company recorded the full amount as deferred revenue.
On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for Production income related to a web series. The $100,000 was recorded as Deferred Revenues as of March 31, 2011.
NOTE 5 — ADVANCES
In February of 2011, the Company entered into a Revenue Participation Agreement with two parties for the development of a Dolphin Group Kids Club (Kids Club). Each party gave the Company $50,000 in return for the participation of revenue related to that Kids Club. The amount will be repaid based on a pro rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. As of March 31, 2011 there were no revenues generated from the Kids Club.
In March of 2011, the Company entered into an Equity Finance Agreement for the production of web series. The Investors contributed a total of $359,000 and will share in the revenues of the web series, on a pro rata basis, until the investment is recouped and then will share at a lower percentage of the additional revenues. As of March 31, 2011 the Company has not generated any revenue from its web series.
NOTE 6 — NOTES PAYABLE — CONVERTIBLE

	March 31,	December 31,
	2011	2010

Note Amount	$100,000	$600,000
Repayments	(5,000)	—

Conversion to preferred stock	—	(500,000))

Balance	$95,000	$100,000

In January 2009 the Company received proceeds of $200,000 from a note payable. The note bears interest at a rate of 10% per annum and is convertible at $.50 per share. The note is due two years from the date of issuance. Accrued interest at December 31, 2010 and December 31, 2009 amount to $42,753 and $19,616, respectively. The Company recorded a discount of $112,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the year ended December 31, 2010 and December 31, 2009 amounted to $56,000 and $56,000 respectively. On December 30, 2010 the Company and the note holder agreed to convert the outstanding balance of $200,000 and accrued interest of $42,753 into 242,753 shares on convertible preferred stock. The preferred stock converts into common stock at the ratio of 4 shares of common to each share of preferred stock.
In March 2009 the Company received proceeds of $100,000 from a note payable. The note bears interest at a rate of 10% and is convertible at $.50 per share. The note is due two years from the date of issuance. During the three months ended March 31, 2011, the Company paid accrued interest of $17,534 and repaid $5,000 of the note. Accrued interest at March 31, 2011 and December 31, 2010 amounted to $2,455 and $17,534, respectively. The Company recorded a discount of $56,000. The Company is amortizing the beneficial conversion over the term of the note. Amortization expense for the year ended December 31, 2010 and 2009 amounted to $28,000 and $28,000, respectively.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
In July 2009 the Company entered into a convertible promissory note in the amount of $300,000. The note is convertible into 769,231 shares of common stock ($.39 per share), bears no interest and is due on July 29, 2015. A warrant for 384,616 common shares was issued with an exercise price of $.80 expiring on July 29, 2012. A warrant for 231,000 common shares was issued with an exercise price of $.0001 expiring July 29, 2014. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 121%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $76,207. The Company will amortize the value of the warrants over the term of the note. For the years ended December 31, 2010 and 2009 the Company recorded amortization expense of $60,331 and $6,350, respectively related to the note. On December 30, 2010 the Company and the note holder agreed to covert the outstanding balance of $300,000 into 300,000 shares on convertible preferred stock. The preferred stock converts into common stock at the ratio of 4 shares of common to each share of preferred stock.
NOTE 7 — NOTE PAYABLE RELATED PARTY
As of March 31, 2011 and December 31, 2010 the Company’s CEO had loaned the Company a total of $1,079,145 and $930,145, respectively. On January 1, 2011, the Company and the Company’s CEO, signed a Promissory Note in the amount of $1,137,361 for the outstanding principal and interest as of December 31, 2010. During the three months ended March 31, 2011 the Company CEO loaned the Company an additional $174,500 and received repayments of $25,500. During the year ended December 31, 2010, the Company’s CEO loaned the Company an additional $171,145 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $23,384 and $207,216 at March 31, 2011 and December 31, 2010, respectively.
NOTE 8 — LICENSING AGREEMENTS
The Company recognizes a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No sales were recorded for the three months ended March 31, 2011 and 2010.
NOTE 9 — STOCKHOLDERS’ EQUITY
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

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
As of March 31, 2011 and December 31, 2010, the Company had 1,042,753 and 1,042,753 respectively of preferred shares issued and outstanding.
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
As of March 31, 2011 and December 31, 2010, the Company had 64,190,987 shares issued and outstanding.
NOTE 10 — STOCK OPTION PLAN
As of March 31, 2011, the Company had not implemented a stock option plan.
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

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
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
On February 16, 2011 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0214.
During 2010, the Company issued 824,477 warrants in connection with the sale of shares of common stock. A 1/2 warrant was issued for each share purchased as detailed under “Common Stock” above.

DOLPHIN DIGITAL MEDIA, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding
		Weighted Average
	Number	Remaining Contractual
Exercise Prices	Outstanding	Life (Years)
$.0001	231,000	1.75
.0214	7,000,000	1.75
.80	1,461,794	1.30
$1.00	1,921,213	1.85

	10,614,007	1.66

Warrant activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	6,824,145	$1.11
Granted	7,824,477	.14
Exercised	—	—
Expired or cancelled	(4,034,615)	(1.31)

Outstanding at December 31, 2010	10,614,007	$.31
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—

Outstanding at March 31, 2011	10,614,007	$.31

NOTE 11 — COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
The Company headquarters is in Miami, Florida, where it leases office space at $4,624 per month.
NOTE 12 — LITIGATION
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
NOTE 13 — RELATED PARTY TRANSACTIONS
Related party transactions with Mr. William O’Dowd IV, CEO of the Company:
As of March 31, 2011 and December 31, 2010 the Company’s CEO had loaned the Company a total of $1,079,145 and $930,145, respectively. On January 1, 2011, the Company and its CEO signed a Promissory Note in the amount of $1,137,361 for the principal and interest accrued as of December 31, 2010. During the three months ended March 31, 2011 the Company CEO loaned the Company an additional $174,500 and received repayments of $25,500. During year ended December 31, 2010 the Company’s CEO loaned the Company an additional $171,145 and received repayments of $320,000. The note accrues interest at a rate of 10%. Accrued interest amounted to $23,384 and $207,216 at March 31, 2011 and December 31, 2010, respectively.
The Company has a verbal agreement with Dolphin Entertainment, Inc. to sublease office space and furniture. The Company had accrued expenses in the amount of $84,370 and $68,202 as of March 31, 2011 and December 31, 2010, respectively.
On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc. for production services related to two digital episodic series. The total amount of the contract is $200,000.
NOTE 14 — SUBSEQUENT EVENTS
Between April 1, 2011 and May 16, 2011, the Company has received an additional $230,000 in loans from its CEO.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
Certain statements in this Form 10-Q under “Management’s Discussion and Analysis” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.
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
Business Summary
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
Dolphin Digital Media has focused much of its recent development efforts on the expansion of the functionality and use of Dolphin Groups. Now, each group is in control of their own pricing, either on a monthly or annual basis, which gives them complete freedom to respond to their own fundraising needs, and to monetize their content on their own digital platform. For the first time, a children’s organization can safely create their own environment with full online interactivity occurring by their children.
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
Dolphin Digital Studios
During the three months ended March 31, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three months ended March 31, 2011 were derived from its new division.
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
According to a recent study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. This creates a huge opportunity for quality content for this audience, which is no longer merely entertained by traditional television programming. In addition, advertisers have taken notice, with digital-marketing research firm eMarketer estimating that online video ad spending will have grown 48 percent to $1.5 billion in 2010 and will hit $5 billion by 2014.
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
Results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010
The Company had limited revenues of $13,750 from licensing fees for the three months ended March 31, 2011 compared to $0 for three months ended March 31, 2010. The Company expects to begin generate additional revenues from Dolphin Secure, Dolphin Surf websites and Dolphin Digital Media during fiscal 2011.

During the three months ended March 31, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three months ended March 31, 2011 were derived from its new division.
General and administration costs decreased by $205,922 from $586,210 for the three months ended March 31, 2010 to $380,288 for the three months ended March 31, 2011 as a result of decreased marketing, administrative, and advertising costs.
Finance charges decreased by $966,649 from $966,649 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. Financing charges for the three months ended March 31, 2010 were primarily as a result of expenses associated with re-pricing of stock warrants.
Interest expense decreased by $12,269 from $38,108 for the three months ended March 31, 2010 to $25,839 for the three months ended March 31, 2011.
The net loss was $392,377 or $(.01) per share based on 64,190,987 weighted average shares outstanding for three months ended March 31, 2011 compared to a loss of $1,590,967 $(.03) per share based on 59,997,836 weighted average shares outstanding for the three months ended March 31, 2010.
Liquidity and Capital Resources
Cash flows used in operating activities decreased by $1,191 from $373,430 for the three months ended March 31, 2010 to $372,239 for the three months ended March 31, 2011. During the three months ended March 31, 2010 the Company incurred a loss from operation of $1,590,967 which was primarily offset by Amortization of debt discount of $24,175, common stock issued for compensation of $72,500 and warrant repricing of $945,615.
Cash flows used in investing activities decreased by $239,564 from $239,564 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. During the three months ended March 31, 2010 the Company capitalized costs of $239,564 for web-site development.
Cash flows from financing activities decreased by $213,413 from $916,413 for the three months ended March 31, 2010 to $703,000 for the three months ended March 31, 2011. During the three months ended March 31, 2010 the Company received advances of $45,000 from our President and CEO. We received $200,000 from the pay down of warrants and we sold a total of 1,443,938 shares of common stock for proceeds of $685,000 During the three months ended March 31, 2011 we have relied on advances of $174,500 from our President and CEO. The Company has largely relied on loans from the CEO to meet working capital requirements. To date, it has received a net total of $1,286,361 in loans from him. There is no guarantee that Mr. O’Dowd will continue to loan the Company money. During the first quarter of 2011, we received $100,000 from the pay down of warrants and $459,000 in advances for future production.
As of March 31, 2011, we had cash of $332,228 and a working capital deficit of $3,533,892.
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

Critical Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media Inc and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for the year ended December 31, 2010 and March 31, 2011. Intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassification
Certain prior period amounts have been reclassified to conform to March 31, 2011 presentations.
Revenue Recognition
Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.
The Company recognizes the monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed. Online shopping revenues and affiliate commission income are both recognized when a customer purchases a subscription. The Company had limited revenues of $13,750 from licensing fees for the three months ended March 31, 2011 compared to $0 for three months ended March 31, 2010. Dolphin Digital Studios will record revenue when deliverables have been completed in accordance with its agreements. As March 31, 2011 the Company had recorded deferred revenue of $439,073.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, there was $332,228 and $1,467 cash and cash equivalents, respectively. Cash and cash equivalents are defined to include cash on hand and cash in the bank.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. These inventories consisted of fingerprint readers. At March 31, 2011 and December 31, 2010 the value of the Company’s inventory was $8,256 and $8,256, respectively.

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

Loss per share
The Company has adopted FASB Accounting Standards Codification No. 260 Earnings Per Share, Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants and stock options outstanding at March 31, 2011 and December 31, 2010 was 10,614,007 shares. There were no dilutive securities outstanding at March 31, 2011 and December 31, 2010.
Business Operations
The Company’s current and planned operations consist of the following:
1)	Dolphin Digital Media (USA): The Company’s primary business model is monthly and annual membership fees in the US for subscription to Dolphinsecure.com.

2)
Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens. Dolphin Digital Studios received $359,000 through an Equity Finance Agreement for productions costs of web series.

During the three months ended March 31, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three months ended March 31, 2011 were derived from its new division.
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
Advertising
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $45,000 and $3,200 in advertising costs during the three months ended March 31, 2011 and 2010, respectively.
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
In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations
In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This ASC changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASC are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently assessing the impact on its consolidated financial position and results of operations
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.
Changes in Internal Controls
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our chief executive officer and chief financial officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 20, 2011.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
	Name:	William O’Dowd IV
Chief Executive Officer