Form 10-Q/A
period 2011-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2011-08-22
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

Dolphin Digital Media, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2011 (the “Original Filing”), to include restated financial statements as described in Note 2 to the condensed consolidated financial statements. The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2011, to properly recognize revenue associated with a Software License Agreement that was previously deferred.

In addition, the Company has restated the previously filed note 3 and notes 9 through 11 to the condensed consolidated financial statements to remove the disclosure of significant accounting policies and other information previously contained in the Company’s Annual Report on Form 10-K.  The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  As a result, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements.

This Form 10-Q/A amends the following items in the Company’s Original Filing:

●	Part I – Item 1 – Condensed Consolidated Financial Statements

●	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I – Item 4T – Controls and Procedures

●	Part II – Item 6 – Exhibits

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s subsequent filings to the Original Filing with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2011 (unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Restated)
ASSETS
Current
Cash	$332,228	$1,467
Inventory	8,256	8,256
Other current assets	724	724
Total Assets	$341,208	$10,447

LIABILITIES
Current
Accounts payable	$1,296,145	$1,388,395
Other current liabilities	299,521	480,599
Deferred revenue	177,823	352,823
Debt	458,996	-
Note payable – related party	1,286,361	930,145
Advances - convertible	95,000	100,000
Total Liabilities	3,613,846	3,251,962

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding	962,869	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
Additional paid-in capital	29,128,041	29,028,156
Accumulated deficit	(33,299,356)	(33,168,229)
Accumulated other comprehensive loss	(65,235)	(65,235)
Total Stockholders' Deficit	(3,272,638)	(3,241,515)
Total Liabilities and Stockholders' Deficit	$341,208	$10,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
for the Three Month Periods ended March 31, 2011 and March 31, 2010
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
	(Restated)

Revenues	$275,000	$-
Cost of revenues	-	-
Gross Profit	275,000	-

Expenses:
General and administrative	358,914	586,210
Development costs	21,374	-
Total Expenses	380,288	586,210

Loss from Operations	(105,288)	(586,210)

Other Expenses
Finance charges	-	966,649
Interest expense	25,839	38,108
Total Other Expenses	25,839	1,004,757

Net loss	$(131,127)	$(1,590,967)

Foreign currency gain	-	266

Comprehensive Loss	$(131,127)	$(1,590,701)

Basic and Diluted Loss per Share	$(0.00)	$(0.03)

Basic and Diluted Weighted Average
Number of Shares Outstanding during
the Period	64,190,987	59,997,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cashflows
for the Three Month Periods ended March 31,2011 and March 31, 2010
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,127)	$(1,590,967)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	24,175
Common Stock issued for compensation	-	72,500
Warrants repricing	-	945,615
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	204,065
Increase in other current assets	-	(59)
Decrease in Inventory	-	3,440
Decrease in deferred revenue	(175,000)	-
Decrease in accounts payable	(92,250)	(81,916)
Increase in accrued expenses	26,138	49,717
Net Cash Used In Operating Activities	(372,239)	(373,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for intangible assets	-	(239,564)
Net Cash Used In Investing Activities	-	(239,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	(14,087)
Proceeds from sale of common stock	-	685,500
Repayment of advances - convertible	(5,000)	-
Advances from related party	174,500	45,000
Repayment to related party	(25,500)	-
Proceeds from revenue sharing agreements accounted for as debt	459,000	-
Proceeds from re-pricing of warrants	100,000	200,000
Net Cash Provided By Financing Activities	703,000	916,413

Effect of foreign currency exchange rate changes on cash	-	(127,008)

NET INCREASE IN CASH	330,761	176,411

CASH, BEGINNING OF PERIOD	1,467	3,218

CASH, END OF PERIOD	$332,228	$179,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,534	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to note payable	$207,216	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
(Restated)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION (Restated):

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that were filed with the SEC on May 13, 2011.  Operating results for the six months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements are presented on the accrual basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for three months ended March 31, 2011 and 2010. Intercompany accounts and transactions have been eliminated in consolidation.

Dolphin Digital Media, Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company was inactive between the years 1995 and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007, the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media, Inc.

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

NOTE 2 – RESTATEMENT TO PRIOR CONSOLIDATED FINANCIAL STATEMENTS (Restated)

On August 10, 2011, the Company’s determined that the previously issued consolidated financial statements for the three months ended March 31, 2011, contained in the Company’s Quarterly Report on Form 10-Q filed May 20, 2011, contained errors in the application of generally accepted accounting principles.  The Company has restated its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2011 to properly recognize revenue associated with a Software License Agreement that was previously deferred.

The following table provides a summary of the amounts restated as of and for the three months ended March 31, 2011:

	Previously		Restated as
	Reported as of		of
	March 31,	Effect of	March 31,
	2011	Restatement	2011

Changes to Condensed Consolidated Balance Sheet
Deferred revenue	$439,073	$(261,250)	$177,823
Accumulated deficit	$(33,560,606)	$261,250	$(33.299,356)

Changes to Condensed Consolidated Statement of Income
Revenue	$13,750	$261,250	$275,000
Net loss	$(392,377)	$261,250	$(131,127)
Basic and Diluted Loss per Share	$(.01)	$.01	$.00

Changes to Condensed Consolidated Statement of Cash Flows
Net loss	$(392,377)	$261,250	$(131,127)
Deferred revenue	$86,250	$(261,250)	$(175,000)

NOTE 3 – GOING CONCERN (Restated)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2011 of $131,127. As of March 31, 2011 the Company recorded an accumulated deficit of approximating $33,299,356 Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 4 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (Restated)

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following:

Revenue Recognition

Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured. The Company recognizes monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed.

We account for contracts for development, production and services activities consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. We establish billing terms at the time project deliverables and milestones are agreed.  Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our personnel. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of the provisions of ASU 2010-11 did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of the provisions of ASU 2010-13 did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The adoption of the provisions of ASU 2010-17 did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  The adoption of the provisions of ASU 2010-02 did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company has not and does not intend to declare dividends for preferred to common stock holders. The adoption of this standard did not have any material impact on the Company’s condensed consolidated financial position, results of operations or operating cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 5 – DEFERRED REVENUE (Restated)

On September 29, 2010 the Company entered into Software License Agreement for the sale of software and licensing right of the technology in specific European countries. The Company delivered the software and source code during the first quarter 2011 in accordance with the contractual terms. During 2010 the Company received $275,000 related to the contract, which was recorded as deferred revenue at December 31, 2010. During the three months ended March 31, 2011 the Company recognized revenue of $275,000 related to the sale of the software.

On November 8, 2010 the Company entered into a 6 months production agreement in the amount of $100,000. $77,823 was received during 2010 and was recorded as deferred revenue as of December 31, 2010 and March 31, 2011.

On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc., a related party, for production services related to two digital episodic series. On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for production income related to a web series. During the three months ended March 31, 2011, the Company had not performed any services or incurred any costs associated with the web series and the $100,000 was recorded as deferred revenue as of March 31, 2011.

NOTE 6 – DEBT

In February of 2011, the Company entered into Revenue Participation Agreements with two parties for the future development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of revenue related to that Kids Club. The amount will be repaid based on a pro rata basis of the future revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. As of March 31, 2011 there were no revenues generated or costs incurred related to the Kids Club.

In March of 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $359,000 and will share in the future revenues of the web series, on a pro rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all, or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production. As of March 31, 2011 the Company has not generated any revenue from or incurred any costs related to its web series.

NOTE 7 – ADVANCES – CONVERTIBLE

Balance December 31, 2010	$100,000
Repayments	(5,000)

Balance March 31, 2011	$95,000

In March 2009 the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance bears interest at a rate of 10% and is convertible at $.50 per share. The advance is due two years from the date of the advance. During the three months ended March 31, 2011, the Company paid accrued interest of $17,534 and repaid $5,000 of the advance. Accrued interest at March 31, 2011 and December 31, 2010 amounted to $2,455 and $17,534, respectively.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

As of March 31, 2011 and December 31, 2010 the Company’s CEO had loaned the Company a total of $1,079,145 and $930,145, respectively. On January 1, 2011, the Company and the Company’s CEO, signed a Promissory Note in the amount of $1,137,361 for the outstanding principal and interest as of December 31, 2010. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid within 10 days notice to the Company. During the three months ended March 31, 2011 the Company CEO loaned the Company an additional $174,500 and received repayments of $25,500. The note accrues interest at a rate of 10%. Accrued interest amounted to $23,384 and $207,216 at March 31, 2011 and December 31, 2010, respectively. During the three month period ended March 31, 2011, interest of $23,384 was expensed related to the note payable.

NOTE 9 – LICENSING AGREEMENT – RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. No sales were recorded for the three months ended March 31, 2011 and 2010.

NOTE 10 – STOCKHOLDERS’ EQUITY (Restated)

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2011 and December 31, 2010, the Company had 1,042,753 of preferred shares issued and outstanding.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of March 31, 2011 and December 31, 2010, the Company had 64,190,987 shares issued and outstanding.

C) Anti-Dilution Rights

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. In consideration of the acquisition, we issued that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock to Mr. O’Dowd. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder agreed to become our Chief Executive Officer and Chairman of the Board of Directors.

NOTE 11 – WARRANTS (Restated)

A summary of warrants issued, exercised and expired during the three months ended March 31, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2010	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2011	10,614,007	$.31

On October 4th, 2007, the company entered into a financing agreement whereby warrants were issued to an investor to purchase the following amounts of common stock:

a)	650,000 shares of common stock exercisable at $0.72 per share.

b)	1,500,000 shares of common stock exercisable at $1.00 per share.

c)	1,500,000 shares of common stock exercisable at $2.00 per share.

On March 10, 2010 the Company and T Squared Investments LLC agrees to cancel the following warrants:

●	Warrant “A” for 650,000 shares;

●	Warrant “B” for 1,500,000 shares;

●	Warrant “C” for 1,500,000 shares; and,

●	Warrant “4” for 384,615 shares.

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

NOTE 12 – RELATED PARTY

For the three months ended March 31 2011 the Company’s CEO was not compensated for services performed. The Company does not currently have an employment agreement with the CEO, and as a result no amount has been accrued.

NOTE 13 – LITIGATION

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

NOTE 14 – SUBSEQUENT EVENTS

Between April 1, 2011 and May 16, 2011, the Company has received an additional $230,000 in loans from its CEO.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Certain statements in this Form 10-Q/A under “Management’s Discussion and Analysis” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

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

Safer Chat with Dolphin Secure

For the first time, parents have the option to set the boundaries of who their child can speak to, or who they can be approached by to speak with, online. Upon registration, parents have a wide variety of options to customize these parameters, from general groups to specific individuals, including:

●	Everyone within the Dolphin Surf social network.

●	Only children of a specific gender.

●	Only other children within a specific age range chosen by the parent.

●	Only a select group of hand-picked friends.

●	No one at all.

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

Dolphin Secure currently works for PCs using Windows 7, XP or Vista operating systems, as well as Mac computers.

Target Market

Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:

●	In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.

●	In the United States, there are 40.13 million girls aged 5-15. This represents 13.21% of the US population.

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

Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories.

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

Dolphin Digital Studios

During the three months ended March 31, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three months ended March 31, 2011 were related to the initial set-up of its new division.

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

The Company expects the launch of Dolphin Digital Studios to create near-term revenue, since the new division already has several projects due to commence development within the next 12 months. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios.

Dolphin Digital Studios will ramp up to produce between 6 and 8 web series a year. Some projects may be self-financed, while some projects will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

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

The first titles produced under this agreement will be the futuristic survival tale H+: The Series from blockbuster Director / Producer Bryan Singer (Director of  X-Men ,  Superman Returns  and  The Usual Suspects, and Executive Producer of hit television series  House ) and the action-packed high school spy thriller  Aim High  from multi-talented Executive Producer and Director McG (Director of  Charlie’s Angels ,  Terminator: Salvation  and Executive Producer of television series Chuck  and  Supernatural ).

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

H+ is produced by Director / Producer Bryan Singer in association with Bad Hat Harry Productions (House). The series comes from the imaginative minds of writers John Cabrera ( Gilmore Girls ) and Cosimo de Tommaso who also serve as Executive Producers, directed by Stewart Hendler ( Sorority Row ) and produced by Lance Sloane ( Yucatan ).  H+  is currently in post-production and was filmed in Santiago Chile.

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

Aim High comes from Director/ Producer McG, production company Wonderland Sound and Vision, and production services were provided by Bandito Brothers. Peter Murrieta, who served as Executive Producer for the Disney Channel mega-hit Wizards of Waverly Place, is the Executive Producer. The series is written by Heath Corson (Living with Abandon / Scary Godmother) and Richie Keen (Living with Abandon), who also serve as Executive Producers, directed by Thor Freudenthal ( Hotel for Dogs/ Diary of a Wimpy Kid ) and produced by Lance Sloane ( Yucatan ).

Jackson Rathbone, best known for his role as the scarred vampire “Jasper Hale” in the Twilight movie series, stars as teenage government operative “Nick Green.” He is joined by Aimee Teegarden, known to loyal Friday Night Lights  fans as “Julie Taylor,” who stars as Nick’s charming love interest “Amanda Miles.”

Aim High also stars Rebecca Mader (Lost) as Nick’s sultry science teacher “Ms. Walker,” Johnny Pemberton ( Megadrive ) as the well connected best friend “Marcus,” Clancy Brown ( Highlander ) as Russian mercenary “Boris the Bear,” Jonathan McDaniel ( That’s So Raven ) as Amanda’s jealous boyfriend and swim team captain “Derek Long,” and Greg Germann ( Ally McBeal ) as the protective “Vice Principal Ockenhocker.”

Management Expertise

The launch of Dolphin Digital Studios leverages our management expertise in creating high-quality entertainment for children and young adults.

Dolphin Entertainment (“DE”), founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution, and Merchandising and Licensing. DE served as Executive Producer to Nickelodeon’s Emmy™-nominated hit series  Zoey 101  and  Ned’s Declassified School Survival Guide , as well as eight different television movies that have premiered on Nickelodeon in the past three years. DE enjoys worldwide distribution of its programs, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. DE has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.

We hold a multiyear exclusive licensing agreement with DE. Under the terms of our 10 year agreement, DE will work with us to create and manage social networking websites which will be themed around DE’s own branded properties. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the social networking sites. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities.

Results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Company had limited revenues of $275,000 from licensing fees for the three months ended March 31, 2011 compared to $0 for three months ended March 31, 2010. The Company expects to begin generating additional revenues from Dolphin Secure, Dolphin Surf websites and Dolphin Digital Media during fiscal 2011.

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

General and administration costs decreased by $205,922 from $586,210 for the three months ended March 31, 2010 to $380,288 for the three months ended March 31, 2011 as a result of decreased marketing, administrative, and advertising costs relating to the change in the Company’s focus to its new division of the company, Dolphin Digital Studios..

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

The net loss was $131,127 or $(.00) per share based on 64,190,987 weighted average shares outstanding for three months ended March 31, 2011 compared to a loss of $1,590,967 $(.03) per share based on 59,997,836 weighted average shares outstanding for the three months ended March 31, 2010.

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

As of March 31, 2011, we had cash of $332,228 and a working capital deficit of $3,272,640.

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

Critical Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following:

Revenue Recognition

Revenue is recognized in accordance with the provision of FASB ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured. The Company recognizes  monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed.

We account for contracts for development, production and services activities consistent with FASB ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts , and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when determining the proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method. Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred. We establish billing terms at the time project deliverables and milestones are agreed.  Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables. The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our personnel. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Report on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the restatement of our financial statements for the interim period ending March 31, 2011, our Chief Executive Officer and Principal Financial Officer re-assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. Based on that assessment, management identified the following material weakness:

*
During the three month period ended March 31, 2011, the Company did not correctly account for revenue recognition related to a software license agreement.  The Company had initially deferred revenue associated with agreement and was recognizing revenue over a five year period.  Upon further evaluation, revenue recognition was required upon delivery of the software.  This error resulted in the restatement of the Company’s previously filed Form 10-Q for the period ended March 31, 2011 to recognize additional revenue of $261,250.  After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process of material agreements for the proper accounting treatment represented a material weakness.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Board of Directors, and intends to implement improvements during fiscal year 2011 as follows:

●
Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the United States and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

●
In connection with the reported inadequately documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer.

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

Changes in Internal Control over Financial Reporting

During the Company’s last fiscal quarter there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 22, 2011.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer and Chief Financial Officer