Form 10-Q
period 2011-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2011-08-22
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The number of shares of Common Stock outstanding was 64,190,987 as of August 22, 2011.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash	$662,304	$1,467
Accounts receivable	20,000	-
Inventory	8,256	8,256
Other current assets	14,907	725
Total Current Assets	705,467	10,448

Total Assets	$705,467	$10,448
LIABILITIES
Current liabilities
Accounts payable	$1,476,138	$1,388,394
Other current liabilities	324,708	480,599
Deferred revenue	-	352,823
Debt	995,000	-
Note payable – related party	1,391,361	930,145
Advances - convertible	95,000	100,000

Total Current Liabilities	4,282,207	3,251,961

Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
Additional paid in capital	29,128,156	29,028,156
Accumulated deficit	(33,603,454)	(33,168,227)
Accumulated other comprehensive loss	(65,235)	(65,235)
Total Stockholders' Deficit	(3,576,740)	(3,241,513)
Total Liabilities and Stockholders' Deficit	$705,467	$10,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$197,824	$222	$472,824	$478
Cost of revenues	3,272	80	3,272	320
Gross Profit	194,552	142	469,552	158

Operating Expenses:
General and administrative	466,827	545,591	847,115	1,131,817
Total Operating Expenses	466,827	545,591	847,115	1,131,817

Loss from Operations	(272,275)	(545,449)	(377,563)	(1,131,659)

Other Expenses
Finance charges	-	21,000	-	987,649
Interest expense	31,823	37,633	57,662	75,741
Total Other Expenses	31,823	58,633	57,662	1,063,390

Net loss	$(304,098)	$(604,082)	$(435,225)	$(2,195,049)

Foreign exchange loss (gain)	-	21,601	-	(266)

Comprehensive Loss	$(304,098)	$(625,683)	$(535,225)	$(2,194,783)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number common shares used in per share calculation	64,190,987	61,076,413	64,190,987	60,540,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,225)	$(2,195,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	48,351
Warrants issued for financing	-	945,614
Common stock issued for services	-	128,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,000)	-
Decrease in inventory	-	3,584
Increase in other current assets	(14,183)	(59)
Decrease in prepaid expenses	-	201,832
Increase in accounts payable	87,743	213,076
Increase in other current liabilities	51,325	53,122
Decrease in deferred revenue	(352,823)	-
Net Cash Used in Operating Activities	(683,163)	(601,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances	-	(57,000)
Payment for intangible assets	-	(548,893)
Net Cash Used in Investing Activities	-	(605,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	8,510
Proceeds from sale of common stock	-	698,000
Repayment of advances - convertible	(5,000)	-
Advances from related party	279,500	45,000
Repayment to related party	(25,500)	(220,000)
Proceeds from revenue sharing agreements accounted for as debt	995,000	-
Proceeds from re-pricing of warrants	100,000	800,000
Net Cash Provided by Financing Activities	1,344,000	1,331,510

Effect of foreign currency exchange rate changes on cash	-	(127,010)

NET INCREASE (DECREASE) IN CASH	660,837	(2,422)

CASH, BEGINNING OF PERIOD	1,467	3,218

CASH, END OF PERIOD	$662,304	$796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,534	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to note payable	$207,216	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that were filed with the SEC on May 13, 2011.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements are presented on the accrual basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited and Curtain Rising Inc. for three and six months ended June 30, 2011 and 2010. Intercompany accounts and transactions have been eliminated in consolidation.

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

Dolphin Digital Media, Inc. is dedicated to the twin causes of online safety for children and high quality digital entertainment. By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media, Inc. has taken an industry-leading position with respect to internet safety, as well as digital entertainment.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2011 of $435,225. As of June 30, 2011 the Company recorded an accumulated deficit of $33,603,454. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In May 2011, the FASB issued amendments to its accounting guidance related to fair value measurements in order to more closely align its disclosure requirements with those in the International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and disclosure requirements and also changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The new guidance should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 4 — DEFERRED REVENUE

On September 29, 2010 the Company entered into Software License Agreement for the sale of software and the licensing right of the technology in specific European countries. The Company delivered the software and source code during the first quarter of 2011 in accordance with the contractual terms. During 2010, the Company received $275,000 related to the contract, which was recorded as deferred revenue at December 31, 2010. During the three and six months ended June 30, 2011 the Company recognized revenue of $0 and $275,000, respectively as related to the sale of the software.

On November 8, 2010 the Company entered into a six month production agreement in the amount of $100,000, of which $77,823 was received as of December 31, 2010 and was recorded as deferred revenue. During the three and six months ended June 30, 2011 the Company recognized the full amount of $100,000 as revenue.

On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc., a related party, for production services related to two digital episodic series. On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for production income related to a web series. The Company recognized $100,000 of revenue related to a web series during the three months ended June 30, 2011.

NOTE 5 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. As of June 30, 2011 there were no revenues generated or costs incurred related to the Kids Club.

During the six months ended June 30, 2011 the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all, or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production. As of June 30, 2011 the Company has not generated any revenue from or incurred any costs related to its web series.

The Company accounts for the above agreements in accordance with ASC 470-10-15-2 which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the investors.

NOTE 6 — ADVANCES — CONVERTIBLE

Balance December 31, 2010	$100,000
Repayments	(5,000)

Balance June 30, 2011	$95,000

In March 2009 the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance bears interest at a rate of 10% and is convertible at $.50 per share. The advance is due two years from the date of the advance. During the three and six months ended June 30, 2011, the Company paid interest of $0 and $17,534 and repaid $0 and $5,000, respectively of the advance. Accrued interest at June 30, 2011 and December 31, 2010 amounted to $4,823 and $17,534, respectively.. .

NOTE 7 — NOTE PAYABLE - RELATED PARTY

As of June 30, 2011 and December 31, 2010 the Company’s CEO had loaned the Company a total of $1,391,361 and $930,145, respectively. On January 1, 2011, the Company and the Company’s CEO, signed a Promissory Note in the amount of $1,137,361 for the outstanding principal and interest as of December 31, 2010. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid within 10 days notice to the Company. The note accrues interest at a rate of 10% per annum. During the six months ended June 30, 2011 the Company’s CEO loaned an additional $279,500 and received repayments of $25,500.. Accrued interest amounted to $52,406 and $207,216 at June 30, 2011 and December 31, 2010, respectively and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  During the three and six month periods ended June 30, 2011, $29,022 and $52,406 was expensed related to the note payable.

NOTE 8 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. There was no royalty expense recorded related to this agreement for the three and six months ended June 30, 2011 and 2010.

NOTE 9 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of June 30, 2011 and December 31, 2010, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of June 30, 2011 and December 31, 2010, the Company had 64,190,987 shares issued and outstanding.

C) Anti-Dilution Rights

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. In consideration of the acquisition, we issued that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock to Mr. O’Dowd. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder agreed to become our Chief Executive Officer and Chairman of the Board of Directors

NOTE 10 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended June 30, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2010	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2011	10,614,007	$.31

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM) , T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.

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

NOTE 11 —  RELATED PARTY

For the three and six months ended June 30, 2011 the Company’s CEO was not compensated for services performed. The Company does not currently have an employment agreement with the CEO and as a result, no amounts have been accrued.

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

Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, one royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories.

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

Dolphin Digital Studios

During the six months ended June 30, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the six months ended June 30, 2011 were related to the initial set-up of its new division.

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

We hold a multiyear exclusive licensing agreement with DE. Under the terms of our 10 year agreement, DE will work with us to create and manage social networking websites which will be themed around DE’s own branded properties. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the social networking sites.  The license requires that the Company pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.

Results for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

The Company had revenues of $197,824 and $472,824 from licensing and production fees for the three and six months ended June 30, 2011 compared to $222 and $478 for three and six months ended June 30, 2010. The Company expects to begin generating additional revenues from Dolphin Secure, Dolphin Surf websites and Dolphin Digital Media during fiscal 2011.

During the three and six months ended June 30, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three and six months ended June 30, 2011 were derived from its new division.

General and administration costs decreased by $78,764 from $545,591 for the three months ended June 30, 2010 to $466,827 for the three months ended June 30, 2011 as a result of decreased marketing, administrative, and advertising costs. General and administration costs decreased by $301,524 from $1,131,817 for the six months ended June 30, 2010 to $847,115 for the six months ended June 30 2011 as a result of decreased marketing, administrative, and advertising costs relating to the change in the Company’s focus to its new division of the company, Dolphin Digital Studios.

Finance charges decreased by $21,000 from $21,000 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011. Finance charges decreased by $987,649 from $987,649 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011.  Financing charges for the three and six months ended June 31, 2010 was primarily as a result of expenses associated with re-pricing of stock warrants.

Interest expense decreased by $5,810 from $37,633 for the three months ended June 30, 2010 to $31,823 for the three months ended June 30, 2011. Interest expense decreased by $20,029 from $74,741 for the six months ended June 30, 2010 to $57,662 for the six months ended June 30, 2011.

The net loss was $304,098 and $435,255 or $(.00) and $(.01) per share based on 64,190,987 weighted average shares outstanding for three and six months ended June 30, 2011, respectively compared to a loss of $604,082 and $2,195,049 or $(.01) and $(.04) per share based on 61,076,413 and 60,540,104 weighted average shares outstanding for the three and six months ended June 30, 2010, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities increased by $82,134 from $601,029 for the six months ended June 30, 2010 to $683,163 for the six months ended June 30, 2011. During the six months ended June 30, 2010 the Company incurred a loss from operation of $2,195,049 which was primarily offset by amortization of debt discount of $48,351, common stock issued for compensation of $128,500 and warrant repricing of $945,615.

Cash flows used in investing activities decreased by $605,893 from $605,893 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011. During the six months ended June 30, 2010 the Company capitalized costs of $548,893 for web-site development and advance funds of $57,000 to 24eight, LLC.

Cash flows from financing activities increased by $12,490 from $1,331,510 for the six months ended June 30, 2010 to $1,344,000 for the six months ended June 30, 2011. During the six months ended June 30, 2010 the Company received advances of $45,000 from our President and CEO and repaid advances of $220,000. We received $800,000 from the pay down of warrants and we sold a total of 2,248,957 shares of common stock for proceeds of $698,000.  During the six months ended June 30, 2011 we have relied on advances of $275,500 from our President and CEO and we repaid $25,500. The Company has largely relied on loans from the CEO to meet working capital requirements. To date, it has received a net total of $1,391,361 in loans from him. There is no guarantee that Mr. O’Dowd will continue to loan the Company money. During the six months ended June 30, 2011, we received $100,000 from the pay down of warrants.

In addition, during the six months ended June 30, 2011, the Company received $995,000 in advances for future productions.  Prior to December 31, 2012, the Company may utilize all, or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production.

As of June 30, 2011, the Company had cash of $662,304 and a working capital deficit of $3,576,740.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2010, our accumulated deficit as of December 31, 2010, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock, however, there can be no assurance that the Company will be successful in raising any necessary additional capital. Management is currently focusing it efforts on Dolphin Digital Studios producing additional web productions which we expect will generate additional revenues in the upcoming months.

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

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not required for smaller reporting companies. ITEM 4. CONTROLS AND PROCEDURES

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

●
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

●
During the three month period ended June 30, 2011, the Company did not correctly account for revenue recognition related to a Production Services Agreement with a related party.  The Company had initially deferred the revenue associated with the services agreement and was accounting for the agreement under the completed contract method. Upon further evaluation, revenue recognition was required as the services were provided to the related party.After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process of material agreements for the proper accounting treatment represented a material weakness.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 22, 2011.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer and Chief Financial Officer