Form 10-Q/A
period 2011-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2011-09-09
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Dolphin Digital Media, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

ITEM 6.	EXHIBITS

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized September 9, 2011.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer and Chief Financial Officer

2