Form 10-Q
period 2011-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2011-11-14
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-50621

DOLPHIN DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0787790
(State of incorporation)	(I.R.S. employer identification no.)

2151 LeJeune Road, Suite 150 – Mezzanine, Coral Gables, Florida 33134
(Address of principal executive offices, including zip code)

(305) 774-0407
(Registrant’s telephone number)

 804 Douglas Road, Executive Tower Building, Suite 365, Miami, Florida 33134
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

The number of shares of Common Stock outstanding was 64,190,987 as of November 11, 2011.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		PAGE

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	REMOVED AND RESERVED	26

ITEM 5.	OTHER INFORMATION	26

ITEM 6.	EXHIBITS	27

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101 Interactive Data Files

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$80,147	$1,467
Inventory	7,896	8,256
Other current assets	4,942	725
Total Current Assets	92,985	10,448

Capitalized production costs	1,129,675	-

Total Assets	$1,222,660	$10,448

LIABILITIES

Current
Accounts payable	$1,990,064	$1,388,394
Other current liabilities	400,442	480,599
Deferred revenue	-	352,823
Debt	995,000	-
Loans from related party	1,671,361	930,145
Advances - Convertible	95,000	100,000

Total Liabilities	5,151,867	3,251,961

Commitment and Contingencies
STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
Additional paid-in Capital	29,153,156	29,028,156
Accumulated deficit	(33,980,921)	(33,168,227)
Accumulated comprehensive loss	(65,235)	(65,235)
Total Stockholders' Deficit	(3,929,207)	(3,241,513)
Total Liabilities and Stockholders' Deficit	$1,222,660	$10,448

DOLPHIN DIGITAL MEDIA INC AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$498	$472,824	$976
Cost of revenues	-	-	3,272	320
Gross Profit	-	498	469,552	656

Expenses:
General and administrative	342,353	377,947	1,189,468	1,510,447
Total Operating Expenses	342,353	377,947	1,189,468	1,510,447

Loss from Operations	(342,353)	(377,449)	(719,916)	$(1,509,791)

Other Expenses
Finance charges	-	-	-	987,649
Interest expense	35,114	54,184	92,776	129,925
Total Other Expenses	35,114	54,184	92,776	1,117,574

Net loss	(377,467)	(431,633)	(812,692)	(2,627,365)

Foreign exchange loss	-	(105,143)	-	(127,010)

Comprehensive Loss	$(377,467)	$(536,776)	$(812,692)	$(2,754,375)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average number common shares used in per
share calculation	64,190,987	62,107,736	64,190,987	60,786,041

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(812,692)	$(2,627,365)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	-	72,526
Warrants issued for financing	-	945,614
Common stock issued for services	-	128,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	211,128
Increase in other current assets	(4,217)	(59)
Decrease in Inventory	360	83,584
Increase in capitalized production costs	(1,129,675)	-
Increase / (Decrease) in deferred revenue	(352,823)	275,000
Increase / (Decrease) in accounts payable	601,668	(105,730)
Increase in other current liabilities	127,059	44,917
Net Cash Used In Operating Activities	(1,570,320)	(971,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances	-	(170,500)
Payment for intangible assets	-	(786,730)
Net Cash Used In Investing Activities	-	(957,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	(14,087)
Proceeds from sale of common stock	-	1,123,000
Proceeds from notes payable		100,000
Repayment of advances - convertible	(5,000)	-
Advances from related party	584,500	45,000
Repayment to related party	(50,500)	(320,000)
Proceeds from revenue sharing agreements accounted for as debt	995,000	-
Proceeds from re-pricing of warrants	125,000	1,200,000
Net Cash Provided By Financing Activities	1,649,000	2,133,913

Effect of foreign currency exchange rate changes on cash	-	(127,010)

NET INCREASE IN CASH	78,680	77,788

CASH, BEGINNING OF PERIOD	1,467	3,218

CASH, END OF PERIOD	$80,147	$81,006

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Interest paid	$17,534	$-
SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to note payable	$207,216	$-

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that were filed with the SEC on May 13, 2011.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The unaudited condensed consolidated financial statements are presented on the accrual basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Dolphin Digital Media (Canada) Inc, Anne’s World Limited, Curtain Rising Inc and Hiding Digital Productions, LLC for three and nine months ended September 30, 2011 and 2010. Intercompany accounts and transactions have been eliminated in consolidation.

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

On June 23, 2008, Logica Holdings purchased 100% of Dolphin Digital Media, Inc. The Company issued a total of 24,063,735 of common shares, equivalent to 51% of its outstanding common stock, for the acquisition of Dolphin Digital Media, Inc resulting in a change of control. The total amount of issued and outstanding shares for the period ended June 30, 2008 was 47,183,793. The acquisition was accounted for as a purchase transaction with Logica Holdings.

In September 2010, the Company announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.

On August 4, 2011 the Company formed Hiding Digital Productions, LLC, a wholly-owned subsidiary of Dolphin Digital Media, Inc.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the nine months ended September 30, 2011 of $812,692. As of September 30, 2011 the Company recorded an accumulated deficit of $33,980,921. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

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

Capitalized Production Costs

We capitalize costs incurred for film production including costs to develop, acquire and produce films in accordance with FASB ASC Topic 926-20 “Other Assets – Film Costs”.  These costs primarily consist of salaries, equipment and production overhead costs, as well as the cost to acquire rights to films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. As of September 30, 2011 all cost relate to the production of the film. As of September 30, 2011 the Company has not completed or released the film.

Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue. Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the film.

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

NOTE 4 — CAPITALIZED PRODUCTION COSTS

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”).  Under this agreement, Hiding is providing the Company with production services in connection with its digital web picture tentatively entitled “HIDING”.  Provided that Hiding does not default under the agreement, Hiding will be entitled to a production services fee of $100,000 CAD upon delivery of the picture to the Company. In addition, the Company shall pay to Hiding a share of net profits of the digital web picture equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget.  The Company shall assist Hiding in the production of the picture, including video editing and post production supervision. The Company is entitled to a fee of $250,000 for these services as compensation upon delivery of the picture to the Company by Hiding, which is estimated to be in the first quarter of 2012.

On August 31, 2011 the Company entered into an agreement for licensing rights to its digital web picture. The licensor will pay the Company a non-fundable advance of $750,000 on future royalties on the later of January 4, 2012 or the date of delivery. The Company is required to deliver the digital web picture by February 12, 2012.

As of September 30, 2011 the Company has incurred cost of $1,129,675 associated with this agreement that have been capitalized on the condensed consolidated balance sheet under Capitalized production costs.  Included in this balance is a total of $125,000 paid to a related party (refer to note 12).At September 30, 2011, of the $1,129,675 a total of $365,000 had been paid by the Company with the remaining balance included in accounts payable on the condensed consolidated balance sheet.

As of September 30, 2011, the production was not complete and therefore the Company has not begun to amortize costs incurred.  The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the picture is less than the unamortized costs capitalized and did not identify indicators of impairment.

NOTE 5 — DEFERRED REVENUE

On September 29, 2010 the Company entered into Software License Agreement for the sale of software and the licensing right of the technology in specific European countries. The Company delivered the software and source code during the first quarter of 2011 in accordance with the contractual terms. During 2010, the Company received $275,000 related to the contract, which was recorded as deferred revenue at December 31, 2010. During the three and nine months ended September 30, 2011 the Company recognized revenue of $0 and $275,000, respectively related to the sale of the software.

On November 8, 2010 the Company entered into a six month production agreement in the amount of $100,000, of which $77,823 was received as of December 31, 2010 and was recorded as deferred revenue. During the three and nine months ended September 30, 2011 the Company recognized $0 and $100,000 as revenue, respectively.

On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc., a related party, for production services related to two digital episodic series. On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for production income related to a web series. During the three and nine months ended September 30, 2011 the Company recognized $0 and $100,000 as revenue, respectively, related to the web series.

NOTE 6 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. As of September 30, 2011 there were no revenues generated or costs incurred related to the Kids Club.

During the nine months ended September 30, 2011 the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all, or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production. As of September 30, 2011 the Company has not generated any revenue from its web series. The costs incurred have been capitalized on the Condensed Consolidated Balance Sheet as Capitalized production costs.

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

NOTE 7 — ADVANCES — CONVERTIBLE

Balance December 31, 2010	$100,000
Repayments	(5,000)

Balance September 30, 2011	$95,000

In March 2009 the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance bears interest at a rate of 10% and is convertible at $.50 per share. The advance was due two years from the date of the advance, however, has subsequently been verbally extended for an additional year. During the three and nine months ended September 30, 2011, the Company paid interest of $0 and $17,534 and repaid $0 and $5,000, respectively of the advance. Accrued interest at September 30, 2011 and December 31, 2010 amounted to $7,218 and $17,534, respectively.

NOTE 8 — LOANS FROM RELATED PARTY

As of September 30, 2011 and December 31, 2010 the Company’s CEO had loaned the Company a total of $1,671,361 and $930,145, respectively. On January 1, 2011, the Company and the Company’s CEO, signed a Promissory Note in the amount of $1,137,361 for the outstanding principal and interest as of December 31, 2010. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid within 10 days notice to the Company. The note accrues interest at a rate of 10% per annum. During the nine months ended September 30, 2011 the Company’s CEO loaned an additional $584,500 and received repayments of $50,500. Accrued interest amounted to $83,773 and $207,216 at September 30, 2011 and December 31, 2010, respectively and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  During the three and nine month periods ended September 30, 2011, $31,368 and $83,773 was expensed related to the note payable.

NOTE 9 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. There was no royalty expense recorded related to this agreement for the three and nine months ended September 30, 2011 and 2010.

NOTE 10 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of September 30, 2011 and December 31, 2010, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of September 30, 2011 and December 31, 2010, the Company had 64,190,987 shares issued and outstanding.

C) Anti-Dilution Rights

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. In consideration of the acquisition, we issued that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock to Mr. O’Dowd. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder agreed to become our Chief Executive Officer and Chairman of the Board of Directors

NOTE 11 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended September 30, 2011, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2010	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2011	10,614,007	$.31

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

On July 11, 2011 T-Squared Investments, LLC paid down an additional $25,000 reducing the exercise price on the warrants to $.0179.

NOTE 12— RELATED PARTY

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The purchase price of $125,000 is recorded in accounts payable at September 30, 2011

For the three and nine months ended September 30, 2011 the Company’s CEO was not compensated for services performed. The Company does not currently have an employment agreement with the CEO and as a result, no amounts have been accrued.

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

Safer Surfing with Dolphin Secure

During a registration process that takes less than 10 minutes, parents receive a “master white list” of pre-determined age-appropriate web sites for their child to visit. The Dolphin Secure “master white list” ensures that children are free to explore and learn online more safely without the risk of stumbling onto pornography, inappropriate content or other illicit material. Parents can also customize the specific “white list” for each individual child, including the opportunity to add to, or delete from, the Dolphin Secure “master white list.” So, a parent could add or allow specific sites for her teenager that would remain blocked for her younger children. With Dolphin Secure, children can only visit sites on their specific “white list,” as customized (or not) by their parent.

Safer Chat with Dolphin Secure

With Dolphin Secure, parents have the option to set the boundaries of who their child can speak to, or who they can be approached by to speak with, online. Upon registration, parents have a wide variety of options to customize these parameters, from general groups to specific individuals, including:

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

Dolphin Secure currently works for PCs using Windows 7, XP or Vista operating systems, as well as Mac computers.

Target Market

Our primary initial target market is North America. This market represents 43.85 million girls and boys aged 5-15. This number breaks down as follows:

●	In Canada, there are 3.71 million girls and boys aged 5-15. This represents 11.19% of the Canadian population.

●	In the United States, there are 40.13 million girls and boys aged 5-15. This represents 13.21% of the US population.

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

Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. To date there are no royalties related to this activity and the Company is not in a position to estimate any future royalties that will be derived from international sales.

Mr. von Alvensleben is involved in a number of digital and media ventures such as Adconion Media Group, one of the largest online audience networks in the world, as well as pioneering mobile advertising companies Smaato and Burstly, as well as entertainment companies Filmaka Inc. and Alive Entertainment. Mr. von Alvensleben’s 20 year career also includes the position of Managing Director at the TeleMunchen Group, one of Germany’s largest media conglomerates, with interests in broadcasting, feature film and television production and distribution, and music.

Dolphin Digital Studios

During the nine months ended September 30, 2011 the Company’s focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios creates original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the nine months ended September 30, 2011 were a result of the initial set-up of its new division.
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

The Company expects the launch of Dolphin Digital Studios to create near-term revenue, since the new division already has put three projects into production. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios.

Dolphin Digital Studios will ramp up to produce between 6 and 8 web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

According to a recent study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. This creates a huge opportunity for quality content for this audience, which is no longer merely entertained by traditional television programming. In addition, advertisers have taken notice, with digital-marketing research firm eMarketer estimating that online video ad spending grew 48 percent to $1.5 billion in 2010 and will hit $5 billion by 2014.

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

The first titles produced under this agreement are the action-packed high school spy thriller Aim High from multi-talented Executive Producer and Director McG (Director of Charlie’s Angels, Terminator: Salvation and Executive Producer of television series Chuck and Supernatural) and the futuristic survival tale H+: The Digital Series from blockbuster Director / Producer Bryan Singer (Director of X-Men, Superman Returns and The Usual Suspects, and Executive Producer of hit television series House)..

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

Aim High premiered on Facebook and Cambio (AOL’s dedicated teen site) on Tuesday, October 18.

“H+: The Digital Series”

H+ takes viewers on an apocalyptic journey into the future where technology has gone horrifically wrong. In 2019, 33% of the world’s population uses a radical new piece of technology — an implanted computer system called H+. This allows a person’s mind and nervous system to be connected to the Internet 24 hours a day.

But that same year, a mysterious and vicious computer virus is released and, within seconds, millions of people die — leading to radical changes in the political and social landscape of the planet.

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

“Hiding”

Hiding is the first web series outside of the Warner Bros. partnership for Dolphin Digital Studios.  Hiding tells the story of Alicia Torres, a high school student in New York City, who is entered into the witness protection program after she witnesses the murder of her parents by Javier Ramirez, the son of the largest drug overlord in New York.  Alicia is moved to Montana, and given the new identity of Josephine Russo, an Italian-American girl from Seattle.

Jo quickly learns the biggest rule of the witness protection program – no one from her “old life” can know that she is alive.  Which is social death for a teenager.  No cell phone.  No Facebook.  No Twitter.  None of your old hobbies (including her favorite, painting).  And, most importantly, no speaking Spanish.

Once in Montana, Jo enters into a love triangle with All-American jock Brett McNamara and soulful artist Jesse Evans.  Meanwhile, a hired bounty hunter is on her trail, hoping to bring her back as an act of vengeance for the Ramirez family.  Part romantic drama, part thriller, Hiding explores the theme of finding one’s true self … but during the time of life to do just that, how can Jo learn to be herself … when she can’t be herself?

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

Results for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

The Company had revenues of $0 and $472,824 from licensing and production fees for the three and nine months ended September 30, 2011 compared to $498 and $976 for three and nine months ended September 30, 2010. The Company expects to begin generating additional revenues from Dolphin Digital Studios during first quarter of 2012.

During the three and nine months ended September 30, 2011 the Company focus has primarily been devoted to its new division of the company, Dolphin Digital Studios. Dolphin Digital Studios will create original content that premieres online, with an initial focus on content geared toward tweens and teens. Substantially all of the Company’s operating expenses during the three and nine months ended September 30, 2011 were incurred related to its new division.

General and administration costs decreased by $35,594 from $377,947 for the three months ended September 30, 2010 to $342,353 for the three months ended September 30, 2011 as a result of decreased marketing, administrative, and advertising costs. General and administration costs decreased by $320,979 from $1,510,477 for the nine months ended September 30, 2010 to $1,189,468 for the nine months ended September 30 2011 as a result of decreased marketing, administrative, and advertising costs.

 Finance charges decreased by $987,649 from $987,649 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011.  Financing charges for the three and nine months ended September  30, 2010 was primarily as a result of expenses associated with re-pricing of stock warrants.

Interest expense decreased by $19,034 from $54,184 for the three months ended September 30, 2010 to $35,114 for the three months ended September 30, 2011. Interest expense decreased by $37,149 from $129,925 for the nine months ended September 30, 2010 to $92,776 for the nine months ended September 30, 2011. Interest expense for the three and nine ended September 30, 2011 decreased due to the debt discount being fully amortized as of December 31, 2010.

The net loss was $377,467 and $812,692 or $(.01) and $(.01) per share based on 64,190,987 weighted average shares outstanding for three and nine months ended September 30, 2011, respectively compared to a loss of $431,663 and $2,627,365 or $(.01) and $(.05) per share based on 62,107,736 and 60,786,041 weighted average shares outstanding for the three and nine months ended September  30, 2010, respectively. The comprehensive loss was $377,467 and $812,692 or $(.01) and $(.01) per share based on 64,190,987 weighted average shares outstanding for three and nine months ended September 30, 2011, respectively compared to a comprehensive loss of $536,766 and $2,754,375 or $(.01) and $(.05) per share based on 62,107,736 and 60,786,041 weighted average shares outstanding for the three and nine months ended September 30, 2010, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities increased by $598,435 from $971,885 for the nine months ended September 30, 2010 to $1,570,320 for the nine months ended September 30, 2011. During the nine months ended September 30, 2010 the Company incurred a loss from operation of $2,627,365 which was primarily offset by amortization of debt discount of $72,526, common stock issued for compensation of $128,500 and warrant repricing of $945,614. During the nine months ended September 30, 2011, the Company incurred a net loss of $812,692, capitalized production costs of $1,129,675 related to a digital web feature and had a decrease in deferred revenue of $352,823.  These amounts were offset by both an increase in accounts payable of $601,668 and other current liabilities of $127,059.

Cash flows used in investing activities decreased by $957,230 from $957,230 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011. During the nine months ended September 30, 2010 the Company capitalized costs of $786,730 for web-site development and advanced funds of $170,500 to 24eight, LLC.

Cash flows from financing activities decreased by $484,913 from $2,133,913 for the nine months ended September 30, 2010 to $1,649,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2010 the Company received advances of $45,000 from our President and CEO and repaid advances of $320,000. We received $120,000 from the pay down of warrants and we sold a total of 4,448,953 shares of common stock for proceeds of $1,123,000.  During the nine months ended September 30, 2011 we have relied on advances of $584,500 from our President and CEO and we repaid $50,500. The Company has largely relied on loans from the CEO to meet working capital requirements. To date, we have received a net total of $1,671,361 in loans from him. There is no guarantee that Mr. O’Dowd will continue to loan the Company money. During the nine months ended September 30, 2011, we received $125,000 from the pay down of warrants and $995,000 in advances for future production.

As of September 30, 2011, the Company had cash of $80,147 and a working capital deficit of $5,058,882.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2010, our accumulated deficit as of December 31, 2010, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock, however, there can be no assurance that the Company will be successful in raising any necessary additional capital. Management is currently focusing it efforts on Dolphin Digital Studios producing additional web productions which we expect will generate additional revenues in the future that will be used to fund operations.

Critical Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with the exception of the following:

Revenue Recognition

Revenue is recognized in accordance with the provisions of FASB ASC Topic 605, “Revenue Recognition”.  In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.  The Company recognizes monthly and annual subscription revenues over the service period.  Advertising revenue is recognized over the period the advertisement is displayed.

We account for contracts for development, production and services activities consistent with FASB ASC 605-35, Accounting for Performance of Construction Type and Certain Production Type Contracts, and other relevant revenue recognition accounting literature.  We consider the nature of these contracts and the types of products and services provided when determining proper accounting for a particular contract. Generally for fixed-price contracts, other than service-type contracts, revenue is recognized primarily under the percentage of completion method or, for certain short-term contracts, by the completed contract method.  Revenue from service-type fixed-price contracts is recognized ratably over the contract period or by other appropriate input or output methods to measure service provided, and contract costs are expensed as incurred.  We establish billing terms at the time project deliverables and milestones are agreed.  Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables.  The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.  For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable.  Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contact revenues and costs. Including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials.  Our estimates are based upon the professional knowledge and experience of our personnel. When adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Capitalized Production Costs

We capitalize costs incurred for film production including costs to develop, acquire and produce films in accordance with FASB ASC Topic 926-20 “Other Assets – Film Costs”.  These costs primarily consist of salaries, equipment and production overhead costs, as well as the cost to acquire rights to films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue. Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the film.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

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

●
During the three month period ended June 30, 2011, the Company did not correctly account for revenue recognition related to a Production Services Agreement with a related party.  The Company had initially deferred the revenue associated with the services agreement and was accounting for the agreement under the completed contract method. Upon further evaluation, revenue recognition was required as the services were provided to the related party. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process of material agreements for the proper accounting treatment represented a material weakness.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 10, 2011.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
William O’Dowd IV,
Chief Executive Officer and Chief Financial Officer