Form 10-K
period 2011-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2012-03-30
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50621

DOLPHIN DIGITAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.015 par value
(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ N ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $3,851,459.

Indicate the number of shares outstanding of the registrant’s common stock as of March 20, 2012 is 64,190,987.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS

FORM 10-K

Special Note Regarding Forward Looking Statements

Certain statements in this Form 10-K constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.   Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

References in this Form 10-K to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its wholly-owned consolidated subsidiaries, Dolphin Digital Media (Canada) Inc., Anne’s World Limited, Curtain Rising Inc. and Hiding Digital Productions, LLC.

PART I

ITEM 1.          BUSINESS.

Introduction

Dolphin Digital Media, Inc. is dedicated to the production of high-quality digital content. With the launch of Dolphin Digital Studios, the Company is at the forefront of the growing digital entertainment sector.  Dolphin Digital Studios is committed to consistently delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.

The growth of online video viewing is well-documented.  While all major demographics have experienced an increase in online video viewing for several years in a row, it is worth mentioning the tremendous potential of the “tween” and “teen/young adult” space online.  According to a recent study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. This creates a huge opportunity for quality content for this audience, which increasingly turns to the internet to source its entertainment options. Advertisers have taken notice, with leading digital-marketing research firm eMarketer estimating that online video ad spending (the fastest-growing advertising segment) will surpass $5 billion in the United States of America alone by 2014.

Management sees an opportunity for Dolphin Digital Media to become a “market leader” digital studio.

Dolphin Digital Media has also announced its entry into “Kids Clubs,” or online websites to serve as destinations for entertainment and information.  Management seeks to partner with established “brands” in the children’s space, and to expand each brand’s existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings, such as original web series, will serve to both increase audience through positive word-of-mouth and to increase engagement, or length of time on site.  Furthermore, the Kids Clubs will serve as the platform for sponsorships and other marketing opportunities, such as contests and sweepstakes.  In addition, the Kids Clubs are tremendous marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc to launch a Kids Club in this upcoming back-to-school season.  These are perfect examples of high-quality brands with tremendous reach to children nationwide that will benefit from the engagement that comes from a highly entertaining and informative Kids Club.  To date, the Company has not generated any material revenue or incurred any material expenses related to the Kids Clubs.

Finally, Dolphin Digital Media continues to enhance and support its online safety product for children, Dolphin Secure, which is an easy-to-use software that downloads onto any computer in a child’s life, and gives parents the ability to guide where their children can go, and who they can talk to, while online.  Dolphin Secure was born out of a decision to provide a proactive solution for parents concerned with the online safety of their children. Busy parents need an easy-to-use system which gives them peace of mind that their rules for internet safety are being followed even when they are not around.

Dolphin Digital Studios

During the year ended December 31, 2011, the Company’s focus has primarily been devoted to its new division, Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the twelve months ended December 31, 2011 were incurred related to Dolphin Digital Studios.

Dolphin Digital Studios is a natural fit and progression in the core business of Dolphin Digital Media —entertaining its customers through high-quality digital programming. Premium online video is the largest growth sector for online advertising, with market leaders such as Yahoo!, Hulu, Netflix, YouTube and AOL recently announcing major initiatives around original programming.

Dolphin Digital Media foresees 3 distinct demographics for its upcoming “web series”:

1.	Tweens (roughly 9-14 years old);
2.	Teens and Young Adults (roughly 14-24 years old); and
3.	General Market (roughly 14-49 years old).

Each of these demographics will be served with different content, and the Company may have different distribution partners for each of these demographics.

Dolphin Digital Studios earns revenue from the online distribution of its web series in three different ways:

1.	Producer’s Fees: Dolphin Digital Studios will earn fees for producing each web series, as included in the production budget for each project;
2.
Advertising Revenue:  typically, Dolphin Digital Studios will be entitled to between 50-60% of all advertising revenue generated by its distribution partner from the online distribution of any particular web series; and

3.	Sponsorship Revenue: Dolphin Digital Studios will generally retain between 70-100% of any product integration fees, or sponsorship revenues, associated with any of its web series.

The Company expects Dolphin Digital Studios to create near-term revenue for the Company, since the new division is currently producing online content and has several projects under development (as of December 31, 2011, there was one web series that was being developed). Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be further positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios. During 2011, the Company received $895,000 from investors through Equity Finance Agreements.    The investors will receive revenues from the web series equal to  115% of their investment  from any web series in development through December 31, 2012. Afterwards the investors, as a group, will receive 50% of the gross proceeds derived from these web series. On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts from the web series will be distributed.  In conjunction with each web series, the Company is entitled to receive a production fee that will not exceed $250,000.  The Company did not recognize any revenue associated with any web series subject to the Equity Finance Agreements during the year ended December 31, 2011.

Dolphin Digital Studios expects to produce between 6 and 8 web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

Furthermore, the web series from Dolphin Digital Studios can be repackaged for distribution into “traditional media,” such as television and home video, on a worldwide scale, which will significantly increase the revenue potential for any particular web series. Web series that migrate to traditional media outlets will also benefit from having a pre-established track record and viewer base. For distribution into such outlets, Dolphin Digital Studios will capitalize on its existing relationship with Dolphin Entertainment, one of the top independent television producers and distributors in the world, with a specialty in quality children’s and teen programming. Founded in 1996, Dolphin Entertainment is an Emmy-nominated production and distribution company that has recently produced programming for Nickelodeon, Cartoon Network, and Canada’s Family Channel. Dolphin Entertainment currently distributes its children’s and teen programming into 300 million homes in over 100 countries.  Furthermore, Dolphin Entertainment has great experience with “general market” programming, as well, having distributed television movies from U.S. partners that include Lifetime, Anchor Bay,  and Starz, to name a few.

Warner Bros. Digital Distribution Partnership

Dolphin Digital Studios’ first two web series have been co-financed through an agreement with Dolphin Entertainment and Warner Bros. Digital Distribution.

The first titles produced under this agreement are the action-packed high school spy thriller Aim High from multi-talented Executive Producer and Director McG (Director of Charlie’s Angels, Terminator: Salvation and Executive Producer of television series Chuck and Supernatural) and the futuristic survival tale H+: The Digital Series from blockbuster Director / Producer Bryan Singer (Director of X-Men, Superman Returns and The Usual Suspects, and Executive Producer of hit television series House).

 “Aim High”

Aim High is the story of a young man leading a double life — juggling his studies by day and serving as a government agent by night. This series chronicles the life of Nick Green, a high school sophomore who’s just starting a new school year as one of the country’s 64 highly trained teenage operatives.

When he’s not risking his life on top-secret missions, Nick is dreaming of Amanda Meyers, the most popular girl in school, who’s cool, intelligent, and very alluring. Amanda mercilessly flirts with Nick, but before he can enjoy her advances he has to avoid Derek — her overly protective boyfriend who threatens Nick for even looking at Amanda.

Aim High comes from Director / Producer McG, production company Wonderland Sound and Vision, and production services were provided by Bandito Brothers. Peter Murrieta, who served as Executive Producer for the Disney Channel mega-hit Wizards of Waverly Place, serves as an Executive Producer. The series is written by Heath Corson (Living with Abandon / Scary Godmother) and Richie Keen (Living with Abandon), who also serve as Executive Producers.  Aim High is directed by Thor Freudenthal (Hotel for Dogs/ Diary of a Wimpy Kid) and produced by Lance Sloane (Yucatan).

Jackson Rathbone, best known for his role as the scarred vampire “Jasper Hale” in the Twilight movie series, stars as teenage government operative “Nick Green.” He is joined by Aimee Teegarden, known to loyal Friday Night Lights fans as “Julie Taylor,” who stars as Nick’s charming love interest “Amanda Miles.”

Aim High also stars Rebecca Mader (Lost) as Nick’s sultry science teacher “Ms. Walker,” Johnny Pemberton (Megadrive) as the well-connected best friend “Marcus,” Clancy Brown (Highlander) as Russian mercenary “Boris the Bear,” Jonathan McDaniel (That’s So Raven) as Amanda’s jealous boyfriend and swim team captain “Derek Long,” and Greg Germann (Ally McBeal) as the protective “Vice Principal Ockenhocker.”

Aim High simultaneously premiered on Facebook and Cambio (AOL’s Teen Site) in October, 2011, Aim High represented Facebook’s first social web series from major Hollywood partners. Consumers became part of the show by integrating their profile information – including photos, text and friends – by simply opting into an application on the show’s Facebook page at www.facebook.com/aimhighseries.  By choosing to watch Aim High in a personalized viewing mode through the show’s Facebook page, viewers see themselves or their friends integrated into select scenes throughout the series – from their photo appearing on a student body election poster, to having their name seen as graffiti on the bathroom wall.  This video application not only allows consumers to have an immersive and engaging viewing experience, but also social one where they can share comments, scenes and Tweets about their favorite moments from the show.

Aim High won the Writer’s Guild Award for Outstanding Achievement in Writing for Original New Media at the Writer’s Guild Awards ceremony hosted by Joel McHale and Zooey Deschanel on February 19, 2012 in Los Angeles, California.

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

H+ is produced by Director / Producer Bryan Singer in association with Bad Hat Harry Productions (House). The series comes from the imaginative minds of writers John Cabrera (Gilmore Girls) and Cosimo de Tommaso who also serve as Executive Producers.   H+ is directed by Stewart Hendler (Sorority Row) and produced by Lance Sloane (Yucatan). H+ is currently in post-production and was filmed in Santiago Chile.

H+ will be released on a major digital distribution platform during Summer, 2012.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal  Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States.

This relationship with Cambio ensures a premium online distribution partner for the upcoming slate of teen/young adult web series from Dolphin Digital Studios.

Management expects future announcements relating to distribution partners for the tween and general market demographics.

Kids Clubs

Dolphin Digital Media sees tremendous opportunity from the combination of the following two consumer trends: 1) a greater number of children under 18 have access to the internet in their lives (and most “own” their own devices – i.e. laptop computers, tablets, smartphones, etc.); and 2)  those children who do have access to the internet spend an increasingly greater amount of time “online.”  Simply put, the internet has become the next generation’s “go to” destination for both entertainment and information.

“Offline” brands need to engage with their participants “online” or risk losing them altogether.  It is a tremendous lost opportunity to build successful engagement with children and teenagers in the “real world” and offer them nothing (let alone an equivalent engagement opportunity) in the digital world.  For example, Little Leagues may exist for the enjoyment of children, but their websites are overwhelmingly only used by parents.  Similarly, non-profits may exist to provide enrichment and cultural opportunities for children, but their websites are seldom visited by the children they cater to.

Dolphin Digital Media recognizes that it is uniquely positioned to offer such children’s organizations a real alternative.  Management has tremendous experience building engaging websites for children, in creating best-in-class premium original online entertainment content, and in coordinating large-scale sweepstakes and promotional contests.  Management believes that Dolphin Digital Media will quickly become the preferred partner for a variety of children’s organizations that have neither the time, financial resources or experience to provide online engagement for their participants, but who see the value in doing so.

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the enhanced Coca-Cola Junior Canes Club, an exciting fan club for children that combines unique “real-world” offerings with an engaging online experience.  The core of the Junior Canes Club is a fun and unique fan experience online at www.juniorcanesclub.com.  Junior Canes Club members can ask their favorite player or coach a question, see exclusive videos and photos from University of Miami athletics, play online games, create and customize their own personal profile page, take fan polls, and much more.  The Junior Canes Club is open to children 12-years of age and younger.  A registration fee of $20 provides each Junior Canes Club member with a Welcome Kit, which includes an Official Coca-Cola Junior Canes T-shirt, a membership card, and an autographed photo from Sebastian the Ibis. Each month thereafter is only $9.99, and entitles Junior Canes Club members to an array of benefits, both at sporting events and online, which currently hold over a $400 annual value.  On November 25th, all Junior Canes were invited to receive free admission to the University of Miami vs. Boston College ACC Conference football game.  Club members also received free admission to select men’s and women’s basketball games, as well as to select baseball games. By using their exclusive membership card, they also received free admission to all home women’s soccer and women’s volleyball games.  There are multi-child discounts, with the second child (and each additional child) per household receiving 50% off the monthly fee (only $4.99 per month per additional child).  The Company will share equally revenues from net membership fees with the University of Miami. For the year ended December 31, 2011, the Company did not generate any significant revenues from this Partnership with the University of Miami.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  This site will give kids the opportunity to view photos of their favorite players and teams, get up to date news on games and events, view videos of popular TV shows and celebrities and play online games.  Similar to the Junior Canes Club, they will be able to create their own personal profile page.  The site will also feature an event calendar so the members can stay informed of upcoming games, fan celebrations, etc.   In addition, there will be several sweepstakes throughout the year for an opportunity to meet a national celebrity.   The Company is still in the process of finalizing the details concerning the membership benefits and fees.  During the year ended December 31, 2011, the Company has not incurred any significant costs related to this agreement.

Dolphin Secure

Dolphin Digital Media has developed Dolphin Secure, a groundbreaking family Internet solution that gives parents the tools to protect their children online.  In a truly revolutionary offering, and one of the major aspects that makes Dolphin Secure a unique service, a child may fully utilize the “Dolphin Surf” social network and communicate with their friends only by using Dolphin Secure fingerprint identification. Upon registration, a new user scans their finger using the Dolphin Secure UPEK fingerprint reader. The scanned fingerprint is then converted into a number and stored in a protected, remote database. The child’s account details (e.g. parental settings and personal preferences) are associated with this number, which is created by an irreversible algorithm.

Once Dolphin Secure has been downloaded, the computer is unable to access the internet or IM applications without requiring identification from the user.  With a fingerprint swipe, obviously unique to the user, Dolphin Secure is able to identify each user, thus allowing its safety settings to be customizable to each individual child within the household.  Thus, Dolphin Secure protects where each child may go online, and who they may talk to, even when the parents are not home.  The Dolphin Secure “master white list” of pre-approved sites ensures that children are free to explore and learn online more safely without the risk of stumbling onto pornography, inappropriate content or other illicit material.  Furthermore, for the first time, parents have the option to set the boundaries of who their child can speak to, or who they can be approached by to speak with, online.

“Dolphin Surf,” the “landing page” associated with Dolphin Secure (i.e. where the child “starts from” on the internet once they’ve provided their fingerprint swipe) is a social network where kids have the opportunity to create a profile, IM with approved friends, search for new friends, upload photos, send e-mails and customize a homepage that includes a widget library of content, friend updates and much more, all under the protection of the Dolphin Secure system.  “Dolphin Surf” differentiates itself from other social networking sites where users, and their personal content, are vulnerable to anyone who knows, or can guess, their password.  It is the sharing of passwords among the overwhelming majority of children that exposes them to so many dangers of cyber-bullying, including online impersonation (e.g. when a classmate or “friend” who knows their password goes into their social network account and sends out an embarrassing e-mail, photo or IM to their entire address book, pretending to be them while also switching their password so that they can’t even access their account after the fact to try and limit the damage).

By creating and managing child-friendly social networking websites utilizing state-of the-art fingerprint identification technology, Dolphin Digital Media has taken an industry-leading position with respect to Internet safety for children.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the year ended December 31, 2011, the Company did not receive any royalties in relation to the licensing agreement.

Management Expertise

The launch of Dolphin Digital Studios leverages our management expertise in creating high-quality entertainment, especially for children and young adults.

Dolphin Entertainment, founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution and Merchandising and Licensing. Dolphin Entertainment served as Executive Producer to Nickelodeon’s Emmy™-nominated hit series Zoey 101 and Ned’s Declassified School Survival Guide, as well as eight different television movies that have premiered on Nickelodeon in the past five years. Dolphin Entertainment distributes its programs worldwide, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. Dolphin Entertainment has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, currently not set to expire until June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the years ended December 31, 2011 and 2010, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Corporate History

Dolphin Digital Media, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1995 and 2003.

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one perce nt of our issued and outstanding common stock) to Mr. O’Dowd, and appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. As Mr. O’Dowd is considered a related party under applicable accounting rules, we recorded the assets of DDM at their historical cost.

On July 29, 2008, we amended our Articles of Incorporation to change our name from Logica Holdings, Inc. to Dolphin Digital Media, Inc.

On August 4, 2011, the Company incorporated its wholly owned subsidiary Hiding Digital Productions, LLC.

Corporate Offices

Our corporate headquarters is located at 2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.

ITEM 1A.       RISK FACTORS.

The Company has limited historical operations and we urge you to consider our likelihood of success and prospects in light of risks, expenses and difficulties encountered by entities at similar stages. The following is a summary of certain risks we face. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Certain Risk Factors Relating to our Business

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2011 and 2010, our independent auditors issued an explanatory paragraph in their audit reports expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2011 and 2010, our accumulated deficit as of December 31, 2011 and 2010, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional capital.

We may need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan and be required to suspend operations

We may need to raise additional capital in the near term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to us as and when required, or on terms that will be acceptable to us.

The following terms of our October 2007 financing, as amended, will make obtaining additional financing with acceptable terms more difficult and/or expensive: (i) no dividends may be paid with respect to common stock while the Preferred Stock is outstanding, unless said dividends are paid pro rata to the holders of the Preferred Stock; (ii) as long as the Preferred Stock is outstanding, the Company may not, without the approval of the holders of the Preferred Stock, authorize or create authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Preferred Stock; (iii) the Preferred Stock is entitled to a $0.25 per share preferred distribution, prior to any distribution to holders of common stock, upon a liquidation of the Company; (iv) for a period of 5 years post closing, the Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock exclusive in all cases of stock splits, stock dividends, recapitalization and other similar rights, or, a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering; and (v) the Company, at any time while the Preferred Stock is outstanding, shall not issue rights, options or warrants to holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.25 without the prior consent of the holders of the Preferred Stock

If we are unable to raise the capital required on a timely basis, we may not be able to fund our projects and the development of the businesses of our subsidiaries. In such event, we may be required to suspend our plan of operations. Moreover, even if the necessary funding is available to us, the issuance of additional securities would dilute the equity interests of our existing stockholders, perhaps substantially.

Our success depends on the attraction and retention of senior management and technicians with relevant expertise.

Our future success will depend to a significant extent on the continued services of William O’Dowd, who conceived the business and overall operating strategy, and has been most instrumental in assisting us in raising capital and currently serves as our CEO. The Company does not currently have an employment agreement with our CEO.  Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

A number of factors may cause our consolidated operating results to fluctuate on a quarterly or annual basis, which may make it difficult to predict our future operating results.

We expect our consolidated revenues and expenses to fluctuate, making it difficult to predict our future operating results. Factors that could cause our operating results to fluctuate include:

●	demand in the markets that we serve;

●	our ability to define, design and release new products that meet customer needs, and to do so quickly and cost effectively;

●	market acceptance of new and enhanced versions of our products;

●	variations in the performance of our businesses;

●	our ability to forecast demand in the markets that we serve;

●	general economic conditions in the countries where we operate; and

●	changes in exchange rates, interest rates and tax rates.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

As of the date of this report, we do not own any real property.  The Company leases office space at 2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134.  We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS.

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that it agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.   The ultimate results of these proceedings against the Company  could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock has been traded on the over-the-counter market since November 2, 2006, and is quoted on the OTC Bulletin Board under the symbol “DPDM.OB.” The high and low bid information for each quarter since January 1, 2010, as quoted on the OTC Bulletin Board, is as follows:

Quarter	High Bid	Low Bid

Fourth Quarter 2011	$0.18	$0.08
Third Quarter 2011	$0.25	$0.09
Second Quarter 2011	$0.10	$0.05
First Quarter 2011	$0.13	$0.08

Fourth Quarter 2010	$0.13	$0.08
Third Quarter 2010	$0.22	$0.09
Second Quarter 2010	$0.40	$0.16
First Quarter 2010	$0.39	$0.20

The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.  Such quotes are not necessarily representative of actual transactions or of the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The trading volume for the Company’s common stock is relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for the Company’s existing shareholders or for persons who may acquire the Company’s common stock in the future.

Holders

As of March 20, 2012, an aggregate of 64,190,987 shares of our common stock were issued and outstanding and were owned by approximately 275 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.          SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operation contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.

Results for the years ended December 31, 2011 and 2010

The Company had revenue for the year ended December 31, 2011 of $472,824.  This was primarily derived from the sale of the licensing rights of Dolphin Secure in Germany to an unrelated German company for $275,000.  In addition, the Company completed post production services for Wazzup Productions earning $97,824 and earned $100,000 from a related party (Dolphin Entertainment), for production services rendered for “AIM High”.  The Company did not generate any revenue in 2010.

General and administrative costs decreased by $2,641,297 from $4,410,157 in 2010 to $1,768,860 in 2011.  This net decrease is primarily due to an impairment of website development costs in 2010 in the amount of $2,166,143; an impairment of $170,500 in 2010 for advances made to an unrelated party, a decrease of $146,000 in outside consulting agreements that were not renewed in 2011; $192,500 decrease in legal fees because of litigation that was settled in early 2011 and $120,000 reserved in 2010 for contingencies associated with tax penalties.  Rent increased in 2011 by $14,000 and payroll costs increased by $112,900 due to new employees hired.

Finance charges decreased from $1,029,615 in 2010 to $0 in 2011.  This is primarily due to expenses related to the re-pricing of stock warrants in 2010.

Interest expense decreased by $56,794 from $198,931 in 2010 to $142,137 in 2011 mainly due to a charge in 2010 of $57,000 for the amortization of a discount on convertible debt that was converted to preferred stock during 2010.

Other income increased by $208,593 from $0 in 2010 to $208,593 in 2011 due to proceeds from litigation that was settled in early 2011 and the settlement with certain vendors for outstanding accounts payable for amounts less than what was owed.

The net loss was $1,231,845 or $(.02) per share based on 64,190,987 weighted average shares outstanding for the year ended December 31, 2011 compared to a loss of $5,568,883 or $(.09) per share based on 62,568,821 weighted average shares outstanding for the year ended December 31, 2010.  The decrease in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $1,411,189 for year ended December 31, 2010, to $2,252,458 for the year ended December 31, 2011.  During 2011, the Company capitalized costs of $1,538,251, of which $1,294,120 was outstanding as of December 31, 2011 and is included in other liabilities, related to the production of a web series.  The Company also recognized $352,823 of revenue that had been deferred as of December 31, 2010.   During 2011, the Company also decreased its accounts payable by paying down certain vendors on a monthly basis and negotiating a partial write off in the amount of $76,481 with a certain vendor.  During 2010, the Company incurred a net loss from operations of $5,638,703 that was mainly offset by impairment of an internally developed website in the amount of $2,166,143 and an advance in the amount of $170,500. In addition during 2010, the company received payments under revenue contracts that were deferred for revenue recognition until 2011.

Cash flows used in investing activities decreased by $1,122,100 from $1,128,375 for the year ended December 31, 2010 to $6,275 for the year ended December 31, 2011. During the year ended December 31, 2010, the Company capitalized $957,875 for web-site development and advanced funds in the amount of $170,500 to 24eight, LLC. During the year ended December 31, 2011, the company purchased $6,275 in property and equipment.

           Cash flows from financing activities decreased from $2,467,993 for the year ended December 31, 2010 to $2,276,021 for the year ended December 31, 2011.  During the years ended December 31, 2011 and 2010, the Company received $794,521 and $171,145 of advances, respectively, from our CEO and repaid $78,500 and $320,000, respectively.  The Company also received $125,000 in 2011 and $1,500,000 in 2010 for the re-pricing of stock warrants.  During the year ended December 31, 2011, we received $995,000 of proceeds from revenue participation agreements for the Kids Clubs and the web series productions that are accounted for as debt.  During the year ended December 31, 2010, the Company received $1,123,000 from the sale of common stock.  The Company received $450,000 of proceeds in 2011 in return for an unsecured note payable to an unrelated party.

           As of December 31, 2011, the Company had cash of $18,755 and a working capital deficit of $5,904,064.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2011, our accumulated deficit as of December 31, 2011, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.  Management believes that the Company will have revenues from its web series business in 2012.  Subsequent to year end, it completed the first web series, “Hiding” with expected revenues in the second quarter of 2012.  In addition, the Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by the year end.  During 2011, the Company signed an unsecured Promissory note to secure financing in the amount of $450,000.  The note bears interest at 10% per annum.  Subsequent to year end, the Company signed two unsecured Promissory notes for a total of $600,000 in additional financing also bearing interest at 10% per annum.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy under the laws of the District of Ontario, Canada to discharge liabilities and increase liquidity.  The Company does not have any assets and has been inactive for the years ended December 31, 2011 and 2010.  It currently has unsecured payables to unrelated parties of approximately $300,000.   The company has also commenced the dissolution of its other foreign subsidiaries (both Canadian), Curtain Rising, Inc. and Anne’s World, Ltd.  These subsidiaries do not have assets or liabilities and have been inactive for several years.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Revenue from web series are recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films.    Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a web series.  Revenue from these agreements will be recognized when the web series is complete and ready to be exploited.  In addition, the advertising revenue is recognized at the time advertisements are shown when a web series is aired. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

Capitalized Production Costs

We capitalize costs incurred for film production including costs to develop, acquire and produce films in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.  These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new films and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the film.

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse.  The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation in enacted.  Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income.  We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. This new guidance is effective for us beginning with our financial statements issued for the quarterly period ending March 31, 2012 (with early adoption permitted), although in December 2011, the FASB deferred the effective date for the presentation of reclassification adjustments pending further Board deliberation.  The Company currently presents comprehensive income in one continuous statement and therefore adoption of this guidance will not impact current presentation of the financial statements.

Other recent Accounting Standards Updates not effective until after December 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and is not otherwise including in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December, 2011, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2011 due to material weaknesses identified as follows:

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.
	●	The Company does not have an employee handbook that details policies and procedures related to ethical behavior.
	●	The Board of Directors does not maintain minutes of its meetings. In addition, there is no independent Audit Committee of the Board of Directors.
	●	There is no documented fraud risk assessment or risk management oversight function.
	●	There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.
	●	There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.
	●	There is no documented process to monitor and remediate deficiencies in internal controls.

After a review of our current entity level control environment, management concluded that the above deficiencies represented a material weakness.

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:

	●	There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.
	●	Reconciliations are performed on all balance sheet accounts on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
	●	Journal entries are initiated and posted by an outside accounting consultant. However there is no review and approval for the posting of journal entries.
After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:

	●	One individual has the ability to add vendors to the master vendor file. This individual also has access to the Company checkbook as this is not maintained in a secure location.
	●	The same individual mentioned above reconciles the bank accounts with no formal review process.
After a review of our current accounting process and the individuals involved, management concluded that the inadequate documented review and approval process represented a material weakness.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Board of Directors, and intends to implement improvements during fiscal year 2012 as follows:

●
The Company’s Board of Directors will review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring.  Based on this framework, the Board of Directors will implement controls as needed assuming a cost benefit relationship.

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

●
In connection with the reported inadequately documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer. A documented quarter end close procedure will be established whereby management will review and approve reconciliations and journal entries prepared by the outside accountant.  Management will formally approve new vendors that are added to the master vendor file and will safeguard the company checkbook by keeping it in a locked file cabinet.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Chief Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal year ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION.

Nelson Famadas, the Company’s Chief Operating Officer, resigned all positions held with the Company on March 27, 2012.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Officers

The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	42	Chief Executive Officer, Principal Financial Officer and Chairman of the Board of Directors
Michael Espensen	61	Director

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

Code of Ethics

We have adopted a code of ethics for our officers and directors that is included as Exhibit 10.3 to this  document.

Committees of the Board

Our Board of Directors does not currently have any committees. The roles and responsibilities of an audit committee, nominating committee and compensation committee are conducted by our full Board.

Of our two directors, only Michael Espensen is independent.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2011, Mr. O’Dowd, Mr. Famadas, and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William O’Dowd, IV, CEO,	2011	$0	0	0	0	0	0
President and Chairman	2010	$0	0	0	0	0	0

Nelson Famadas, COO (1)	2011	$(2)	0	0	0	0	(2)
	2010	$(2)	0	0	0	0	(2)
_________
(1)	Appointed Chief Operating Officer effective July 1, 2010. Mr. Famadas resigned all positions with the Company on March 27, 2012.

(2)	During 2011, Mr. Famadas received payments in the amount of $60,500 and had accrued compensation of $160,000 as of December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2011 and 2010.

On June 23, 2008, we acquired Dolphin Digital Media, a company owned by Mr. O’Dowd, which company was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties.  In connection with the acquisition we issued to Mr. O’Dowd that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock and we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.

Employment Agreements

None

Director Compensation

We have not paid either of our directors any compensation for serving on our Board of Directors.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock as of March 15, 2012 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 64,190,987 shares of our common stock outstanding as of March 15, 2012.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	23,763,735	37.0%
Michael Espensen	0	*
T Squared Investments LLC (2)	16,491,813	21.8%
All Directors and Named Executive Officers as a Group (2 persons)	23,763,735	37.0%
_________
*	Less than 1%

(1)	Unless otherwise indicated in point (2) below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, FL, 33134.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2010 the Company’s CEO had loaned the Company $930,145. On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $303,508 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the year ended December 31, 2011, the Company’s CEO loaned an additional $794,521 and received repayments of $78,500.   During the years ended December 31, 2011 and 2010, $123,292 and $92,937, respectively, was expensed in interest.

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. As of December 31, 2011, the purchase price of $125,000 is recorded in Other current liabilities in the accompanying Consolidated Balance Sheet.

On November 18, 2010, we entered into an agreement with Dolphin Entertainment, Inc., for production services related to two digital episodic series. The total amount of the contract is $200,000.   One of the projects was completed in the second quarter of 2011 and the Company recorded $100,000 of revenue related to this agreement.

On October 4th, 2007, the company entered into a financing agreement whereby warrants were issued to an investor to purchase the following amounts of common stock:

a)	650,000 shares of common stock exercisable at $0.72 per share.

b)	1,500,000 shares of common stock exercisable at $1.00 per share.

c)	1,500,000 shares of common stock exercisable at $2.00 per share.

On March 10, 2010 the Company and T Squared Investments LLC agreed to cancel the following warrants:

●	Warrant “A” for 650,000 shares;

●	Warrant “B” for 1,500,000 shares;

●	Warrant “C” for 1,500,000 shares; and,

●	Warrant “4” for 384,615 shares.

Post such cancellation, the only warrants held by T Squared Investments LLC was their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the following warrant below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 29, 2014 to December 31, 2012. In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share. T Squared Investments LLC wired Two Hundred Thousand Dollars ($200,000) to the Company, which resulted in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above the 9.99% ownership level of the Company on February 16, 2011 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0214 on July 11, 2011 T-Squared Investments, LLC paid down an additional $25,000 reducing the exercise price on the warrants to $.0179.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the year ended December 31, 2011.  RBSM LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2010.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2011	12/31/2010
Audit Fees	$94,500	$41,500
Audited-Related Fees	0	0
Tax Fees	21,060	5,000
All Other Fees	0	0

Total	$115,560	$46,500

Audit Fees— this category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.  For 2011, there is an additional $12,500 for the restatement of the first quarter.

Audit-Related Fees— this category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees”.

Tax Fees— this category consists of fees billed for professional services rendered by the independent auditors for tax compliance and advice. These services include assistance regarding federal, state and international tax compliance and assistance with tax reporting requirements and audit compliance.

All Other Fees— this category consists of fees for services rendered by the independent auditors in addition to those reported above.

Overview— the Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by our Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

PART IV

EXHIBITS.

2.6	Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

3(i).1	Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995 (1)

3(i).2	Amendment to Articles of Incorporation, as filed on December 5, 2003 (1)

3(i).3	Amendment to Articles of Incorporation, as filed on May 29, 2007 (6)

3(i).4	Amendment to Articles of Incorporation, as filed on August 7, 2007 (6)

3(i).5	Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (7)

3(i)6	Designation of Preferences of Series A Convertible Preferred Stock, filed October 10, 2007 (5)

3(i)7	Amendment to Certificate of Designation of Series A Convertible Preferred Stock (10)

3(ii)	Bylaws (1)

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)

4.2	Letter Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.3	Subscription Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009 (9)

4.5	Letter Agreement with T Squared Investments, LLC, dated March 10, 2010 (9)

4.6	Common Stock Purchase Warrant “E” with T Squared Investments, LLC, dated March 10, 2010 (9)

10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010 (8)

10.2	Promissory Note dated December 31, 2011

10.3	Code of Ethics

31	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

________________
(1)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 4, 2004.

(2)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.

(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2007.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007.

(5)	Incorporated by reference to exhibits set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference to Exhibits set forth in the Company’s Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 11, 2008.

(7)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-Q for the three months ended June 30, 2008, filed with the Securities and Exchange Commission on August 18, 2008.

(8)	Incorporated by reference to Exhibits set forth in the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2011.

(9)	Incorporated by reference to Exhibits set forth in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010.

(10)	Incorporated by reference to Exhibits set forth in the Company’s 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on May 12, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

Dated: March 30, 2012	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chairman, Chief Executive Officer, President, Principal Financial Officer and Principal Accounting Officer

Dated: March 30, 2012	By:	/s/ Michael Espensen
Michael Espensen
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dolphin Digital Media, Inc.

We have audited the accompanying consolidated balance sheet of Dolphin Digital Media, Inc. as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a net loss from operations for the year ended December 31, 2011, does not have sufficient working capital and has an accumulated deficit. These events raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP

Fort Lauderdale, Florida
March 30, 2012

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

/s/ RBSM LLP

New York, New York
May 9, 2011

DOLPHIN DIGITAL MEDIA, INC.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	2011	2010
ASSETS

Current
Cash	$18,755	$1,467
Inventory	7,701	8,256
Prepaid expenses	4,512	-
Other current assets	22,018	724
Total Current Assets	52,986	10,447

Capitalized production costs	1,538,251	-
Property and equipment	6,275	-
Deposits	11,178	-
Total Assets	$1,608,690	$10,447

LIABILITIES

Current
Accounts payable	$1,000,964	$1,388,395
Other current liabilities	1,300,463	480,599
Deferred revenue	-	352,823
Debt	995,000	-
Loan from related party	2,120,623	930,145
Notes payable	540,000	-
Advances - Convertible	-	100,000
Total Current Liabilities	5,957,050	3,251,962

STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding at December 31, 2011 and 2010	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of$1,042,753 at December 31, 2011 and 2010	1,043	1,043
Additional paid-in capital	29,153,156	29,028,156
Accumulated deficit	(34,400,074)	(33,168,229)
Accumulated other comprehensive loss	(65,235)	(65,235)
Total Stockholders' Deficit	$(4,348,360)	$(3,241,515)

Total Liabilities and Stockholders' Deficit	$1,608,690	$10,447

See accompanying notes to the consolidated financial statements

DOLPHIN DIGITAL MEDIA, INC
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2011 and 2010

	2011	2010
Revenues	$472,824	$-

Cost of revenues	3,272	-
Gross Profit	469,552	-

Expenses:
General and administrative	1,768,860	4,410,157
Loss before other income (expense)	(1,299,308)	(4,410,157)

Other Income / (Expense)
Other income	208,593	-
Interest income	1,007	-
Interest expense	(142,137)	(198,931)
Finance charges	-	(1,029,615)
Total Other Income/Expense	67,463	(1,228,546)
Net Loss	$(1,231,845)	$(5,638,703)

Foreign exchange gain	-	69,820
Comprehensive Loss	$(1,231,845)	$(5,568,883)
	-
Basic and Diluted Loss per Share	$(0.02)	$(0.09)

Weighted average number of shares used in share calculation	64,190,987	62,568,821

See accompanying notes to the consolidated financial statements

DOLPHIN DIGITAL MEDIA, INC.
Consolidated Statements of Changes in Stockholders’ Deficit
For the years ended December 31, 2011 and 2010

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance January 1, 2010	500,000	$500	59,809,454	$897,141	$24,854,441	$(135,055)	$(27,529,526)	$(1,912,499)

Shares issued for cash	-	-	3,948,953	59,234	1,063,765	-	-	1,122,999

Shares issued for services	-	-	425,000	6,375	122,125	-	-	128,500

Warrants re-pricing	-	-	-	-	945,615	-	-	945,615

Miscellaneous difference in shares	-	-	7,580	-		-	-	-

Conversion of notes payable and accrued interest to preferred stock	542,753	543		-	542,210	-	-	542,753

Cash received for warrant price reduction	-	-	-	-	1,500,000	-	-	1,500,000

Foreign exchange gain	-	-	-	-		69,820	-	69,820

Net loss	-	-	-	-		-	(5,638,703)	(5,638,703)

Balance December 31, 2010	1,042,753	1,043	64,190,987	962,750	29,028,156	(65,235)	(33,168,229)	$(3,241,515)

Cash received for warrant price reduction			-	-	125,000	-	-	125,000

Net loss	-	-	-	-	-	-	(1,231,845)	(1,231,845)

Balance December 31, 2011	1,042,753	$1,043	64,190,987	$962,750	$29,153,156	$(65,235)	$(34,400,074)	$(4,348,360)

See accompanying notes to the consolidated financial statements

DOLPHIN DIGITAL MEDIA, INC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,231,845)	$(5,638,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	153,857
Impairment of internally developed website	-	2,166,143
Impairment of advances	-	170,500
Common stock issued for services	-	128,500
Warrants re-pricing	-	945,615
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(4,512)	211,128
Increase in other current assets	(21,294)	(88)
Decrease in inventory	555	83,604
Increase in capitalized production costs	(1,538,251)	-
Increase in deposits	(11,178)	-
Increase / (Decrease) in deferred revenue	(352,823)	352,823
Increase / (Decrease) in accounts payable	(387,431)	(192,568)
Increase in other current liabilities	1,294,321	208,000
Net Cash Used In Operating Activities	(2,252,458)	(1,411,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Advances	-	(170,500)
Purchase of property and equipment	(6,275)	-
Payment for internally developed website	-	(957,875)
Net Cash Used In Investing Activities	(6,275)	(1,128,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	(6,152)
Proceeds from sale of common stock	-	1,123,000
Proceeds from notes payable	450,000	100,000
Repayment of note payable	(10,000)	(100,000)
Proceeds from note payable with related party	794,521	171,145
Repayment of note payable to related party	(78,500)	(320,000)
Proceeds from revenue sharing agreements accounted for as debt	995,000	-
Proceeds from re-pricing of warrants	125,000	1,500,000
Net Cash Provided By Financing Activities	2,276,021	2,467,993
Effect of foreign currency exchange rate changes on cash	-	69,820
NET INCREASE (DECREASE) IN CASH	17,288	(1,751)
CASH, BEGINNING OF PERIOD	1,467	3,218
CASH, END OF PERIOD	$18,755	$1,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$27,146	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOWS:
INVESTING AND FINANCING ACTIVITIES:
Conversion of Advance-Convertible to Note Payable	$104,612	$-
Conversion of accrued interest and other liabilities to note payable	$474,457	$-
Conversion of notes payable and accrued interest into preferred stock	$-	$542,753

See accompanying notes to the consolidated financial statements

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Dolphin Digital Media, Inc. and its wholly owned subsidiaries, Dolphin Digital Media (Canada) Ltd., Anne’s World Limited, Curtain Rising Inc. and Hiding Digital Productions LLC for the years ended December 31, 2011 and 2010. Intercompany accounts and transactions have been eliminated in consolidation. Dolphin Digital Media (Canada) Ltd., Anne’s World Limited and Curtain Rising Inc. have no current operations, revenue or expenses.

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

In September 2010, the Company announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens.

On August 4, 2011 the Company formed Hiding Digital Productions, LLC a wholly-owned subsidiary of Dolphin Digital Media, Inc. as a holding company.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the year ended December 31, 2011 of $1,231,845. As of December 31, 2011 the Company recorded an accumulated deficit of $34,400,074. Further, the Company has a working capital deficit of $5,904,064, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. Management believes that the Company will have revenues from its web series business in 2012.  Subsequent to year end, it completed the first web series, “Hiding” with expected revenues in the second quarter of 2012.  In addition, the Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by year end.  During 2011, the Company signed an unsecured Promissory note to secure financing in the amount of $450,000.  The note bears interest at 10% per annum.  Subsequent to year end, the Company signed two unsecured Promissory notes for a total of $600,000 in additional financing also bearing interest at 10% per annum.

On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy under the laws of the District of Ontario, Canada to discharge liabilities and increase liquidity.  The Company does not have any assets and has been inactive for the years ended December 31, 2011 and 2010.  It currently has unsecured payables to unrelated parties of approximately $300,000.   The company has also commenced the dissolution of its other foreign subsidiaries (both Canadian), Curtain Rising, Inc. and Anne’s World, Ltd.  These subsidiaries do not have assets or liabilities and have been inactive for several years.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available.  Areas where the nature of the estimates makes it reasonably possible that actual results could differ from the amounts estimated include the carrying value of capitalized production costs, revenue recognition, the realization of deferred tax assets, uncertain tax positions and contingent liabilities.

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

Revenue from web series are recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films.    Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a web series.  Revenue from these agreements will be recognized when the web series is complete and ready to be exploited.  In addition, the advertising revenue is recognized at the time advertisements are shown when a web series is aired. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

Capitalized Production Costs

We capitalize costs incurred for film production including costs to develop, acquire and produce films in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.  These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new films and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the film.

Inventories

Inventories are stated at the lower of cost or market and consist of fingerprint readers. Cost is determined using the first-in, first-out method.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. During 2010, the Company impaired the cost of an internally developed website in the amount of $2,166,143. There was no impairment charge during the year ended December 31, 2011.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Depreciation expense was immaterial for the year ended December 31, 2011 and there was not depreciation expense for the year ended December 31, 2010. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse.  The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation in enacted.  Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income.  We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Canadians subsidiary translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).  For the year ended December 31, 2011, due to the inactivity of its foreign subsidiaries, the foreign currency translation impact was immaterial.

Loss per share

Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding at December 31, 2011 and 2010 was 10,614,007 shares. There were no dilutive securities outstanding at December 31, 2011 or 2010.

Business Segments

  The Company operates the following business segments:

1)	Dolphin Digital Media (USA): Dolphinsecure.com is a secure website for children using fingerprint reader technology. Revenues are derived from an annual membership fee.

2)
Dolphin Digital Studios: Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.  This segment was the main focus of the Company during 2011.

Based on an analysis of the Company’s operating segments and the provisions of ASC 280, Segment Reporting, the Company believes it meets the criteria for aggregating its operating segments into a single reporting segment.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. This new guidance is effective for us beginning with our financial statements issued for the quarterly period ending March 31, 2012 (with early adoption permitted), although in December 2011, the FASB deferred the effective date for the presentation of reclassification adjustments pending further Board deliberation.  The Company currently presents comprehensive income in one continue statement of comprehensive income and therefore adoption of this guidance will not impact current presentation of the financial statements.

NOTE 4 — CAPITALIZED PRODUCTION COSTS

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”), an unrelated party.  Under this agreement, Hiding is providing the Company with production services in connection with its digital web picture entitled “HIDING”.  Provided that Hiding does not default under the agreement, Hiding will be entitled to a production services fee of $100,000 CAN upon delivery of the picture to the Company. In addition, the Company shall pay to Hiding a share of net profits of the digital web picture equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget.  The Company shall assist Hiding in the production of the picture, including video editing and post production supervision. The Company is entitled to a fee of $250,000 for these services as compensation upon delivery of the picture to the Company by Hiding. Subsequent to December 31, 2011, the Company received the completed digital picture and is expected to receive and recognize in revenue its fee of $250,000 in the first quarter of 2012. As of December 31, 2011, the Company has incurred $1,489,524 related to this production.

On August 31, 2011 the Company entered into an agreement for licensing rights to picture ”Hiding”. The licensor will pay the Company a non-refundable advance of $750,000 on future royalties on the later of January 4, 2012 or the date of delivery. Per the terms of the agreement, the Company delivered the completed digital web picture during the first quarter of 2012 and expects to receive payment within 30 days.

In addition, the Company has entered into agreements to purchase the scripts for three other digital web series productions and as of December 31, 2011 has incurred $48,727 in costs associated with these scripts.

As of December 31 2011 the Company has incurred costs of $1,538,251 associated with the above agreements that have been capitalized on the Consolidated Balance Sheet under Capitalized production costs.  Included in this balance is a total of $125,000 paid to a related party (refer to note 12). At December 31, 2011, of the total cost, the Company had paid $424,325 with the remaining balance included in Other current liabilities on the Consolidated Balance Sheet.

As of December 31 2011, the production of “Hiding” was not complete and therefore the Company has not recognized any revenue or amortized costs incurred.  Production for the other three projects has not started.  The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the picture is less than the unamortized costs capitalized and did not identify indicators of impairment.

NOTE 5 — DEFERRED REVENUE

On September 29, 2010 the Company entered into Software License Agreement for the sale of software and the licensing right of the technology in specific European countries. The Company delivered the software and source code during the first quarter of 2011 in accordance with the contractual terms. During 2010, the Company received $275,000 related to the contract, which was recorded as deferred revenue at December 31, 2010. During the year ended December 31, 2011, the Company recognized revenue of $275,000 related to the sale of the software.

On November 8, 2010 the Company entered into a six month production agreement in the amount of $100,000 CAD, of which $77,824 USD was received as of December 31, 2010 and was recorded as deferred revenue. During the year ended December 31, 2011, the Company recognized $97,824 USD of revenue.

On November 18, 2010, the Company entered into an agreement with Dolphin Entertainment, Inc., a related party, for production services related to two digital episodic series. On January 25, 2011, the Company received $100,000 of a total contract price of $200,000 for production income related to a web series. The Company recognized $100,000 of revenue related to a web series during the year ended December 31, 2011.

NOTE 6 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the year ended December 31, 2011 there were no significant revenues generated or costs incurred related to the Kids Club.

During the year ended December 31, 2011 the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts associated with the production of web series will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production. As of December 31, 2011 the Company has not generated any revenue from its web series.  All costs were capitalized and included in the Consolidated Balance Sheet as Capitalized production costs.

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

NOTE 7 — NOTES PAYABLE

Balance December 31, 2010	$-
Additions	554,612
Repayments	(14,612)
Balance December 31, 2011	$540,000

In March 2009, the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance had an interest rate of 10% and was convertible at $.50 per share.  The advance was due two years from the date of the advance. On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 for the total of principal and accrued interest due on this advance.  On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note. The unsecured Promissory Note is payable on demand and bears interest at 10% per annum.   During the year ended December 31, 2011, the Company paid interest of $17,534 and repaid $19,612 of the advance.

On November 10, 2011, the Company signed an unsecured Promissory Note with KCF Investments LLC in the amount of $450,000.  The note bears interest at 10% per annum and is payable upon demand. Interest expense from these promissory notes was $15,900 in 2011 and $30,000 in 2010.

Subsequent to year end, the Company received an additional $600,000 from KCF Investments LLC in return for an unsecured Promissory Note in the amount of $450,000 signed on January 14, 2012 and one in the amount of $150,000 signed on February 6, 2012. Both unsecured notes are payable on demand and bear interest at 10% per annum.

NOTE 8 — LOANS FROM REALTED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $330,508 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the year ended December 31, 2011, the Company’s CEO loaned an additional $794,521 and received repayments of $78,500.  During the years ended December 31, 2011 and 2010, $123,292 and $92,937, respectively, was expensed in interest.

NOTE 9 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities.  The Company did not use any brand properties for the years ended December 31, 2010 and 2011 and as such did not record royalty expense for the years then ended.

NOTE 10 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of December 31, 2011 and 2010, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of December 31, 2011 and 2010, the Company had 64,190,987 shares issued and outstanding.

C) Anti-Dilution Rights

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. In consideration of the acquisition, we issued that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock to Mr. O’Dowd. In addition, we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. As consideration for the agreement the shareholder agreed to become our Chief Executive Officer and Chairman of the Board of Directors.  Since the time of the agreement, shares have been issued to third party for sales or as compensation for service and additional shares have not been issued to Mr. O’Dowd.

NOTE 11 — WARRANTS

A summary of warrants issued, exercised and expired during the years ended December 31, 2011 and 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2010	6,824,145	1.11
Issued	7,824,477	.14
Exercised
Expired	(4,034,615)	(1.31)
Balance at December 31, 2010	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2011	10,614,007	$.31

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

Post such cancellation, the only warrants held by T Squared Investments LLC was their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the new Warrant “E” described below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 29, 2014 to December 31, 2012.

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.

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

During 2010, the Company incurred an expense of $945,615 as a result of the repricing of these warrants. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 136%, risk-free interest rate of 1%, and expected warrant life of 18 months.

T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

During the years ended December 31, 2011 and 2010, T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants.  As of December 31, 2011, the current exercise price on the 7,000,000 warrants is $.0179.

NOTE 12— RELATED PARTY

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The purchase price of $125,000 is recorded in other current liabilities as of December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company’s CEO was not compensated for services performed. The Company does not currently have an employment agreement with the CEO and as a result, no amounts have been accrued.

NOTE 13 — INCOME TAXES

Income tax expense (benefit) is as follows:

	December 31,
	2011	2010
Current income tax expense (benefit)
Federal	$-	$-
State	-	-
	$-	-
Deferred income tax expense (benefit)
Federal	$(1,117,993)	$(776,087)
State	24,176	(82,859)
	$(1,093,817)	$(858,946)
Change in valuation allowance (benefit)
Federal	$1,117,993	$776,087
State	(24,176)	82,859
	1,093,817	858,946
Income tax expense	$-	$-

At December 31, 2011 and 2010, the Company had deferred tax assets and a liability as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
ccCurrent:
Accrued expenses	$14,657	$66,716
V Valuation Allowance	(14,657)	(66,716

L Long Term:
‘ Capitalized costs	$549,269	$916,612
Finance charges	-	387,444
L Interest expense	130,353	41,874
Other Expenses	28,533	-
V Net operating losses	3,009,313	1,223,300
Valuation Allowance	(3,715,106)	(2,569,230)
	$2,362	$—
Total deferred tax assets	$2,362	—

Long term deferred tax liability	$(2,362)	$—

Total net deferred tax assets	$—	$—

As of December 31, 2011, the Company had approximately $8,379,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $4,417,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $3,729,763 and $2,635,946 as of December 31, 2011 and 2010, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2011 and 2010. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	For the years ended
	2011	2010
Federal statutory tax rate	(34.0)	(34.0)

Permanent items affecting tax rate	1.2	(10.0)

Return to provision adjustments	(58.2)	-

State income taxes, net of federal income tax benefit	0.3	(3.6)

Miscellaneous items	1.9	-

Change in valuation allowance	88.8	47.6

Effective tax rate	0.0	0.0

As of December 31, 2011, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  We do not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file a federal and Florida income tax return. These returns remain subject to examination by taxing authorities for all years after December 31, 2007. Based on the actual filed tax returns, the Company adjusted its net operating loss carryforward by approximately $3,000,000.  This adjustment is reflected in the deferred tax asset and the effective rate calculation.

NOTE 14 — LEASES

During the year ended December 31, 2010 and for the ten months ended October 31, 2011, the Company occupied office space leased by a related party Dolphin Entertainment, Inc.  The Company had accrued rent expense that was subsequently transferred to the note payable to the related party (See Note 8)   On November 1, 2011, the Company entered into a 60 month lease agreement for office space with an unrelated party.

Lease Payments

Future minimum payments for leases in effect at December 31, 2011 were as follows:

2012	$50,853
2013	54,209
2014	64,985
2015	69,877
2016	71,878
Thereafter	-

Total	$311,802

Rent expense for the year ended December 31, 2011 was $62,681 of which $53,657 was payable to the related party.  For the year ended December 31, 2010, rent expense was $45,392 payable to the related party. Effective February 1, 2012 and for a period of eighteen months, the Company has entered into a sublease agreement for office space in Los Angeles, California at a monthly cost $3,250.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.   The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.

Tax Filings

The Company has accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or expenses related to this binding term sheet for the year ended December 31, 2011.

NOTE 16 – SUBSEQUENT EVENTS

Reorganizations

On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy under the laws of the District of Ontario.  The subsidiary does not have any assets and did not have any activity for the years ended December 31, 2011 and 2010.   The subsidiary currently has unsecured payables of approximately $300,000 to unrelated parties.    The Company has also begun the process of dissolving its other two foreign subsidiaries (both Canadian), Anne’s World, Ltd and Curtain Rising, Inc.  The subsidiaries do not have assets or liabilities and were inactive for the years ended December 31, 2011 and 2010.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  The Company did not incur any costs related to this agreement for the year ended December 31, 2011.