Form 10-Q
period 2012-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2012-05-24
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding was 64,190,987 as of May 8, 2012.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current
Cash	$479,978	$18,755
Inventory	7,686	7,701
Prepaid expenses	4,512	4,512
Other current assets	-	22,018
Total Current Assets	492,176	52,986

Capitalized production costs	1,875,022	1,538,251
Property and equipment	16,887	6,275
Deposits	8,953	11,178
Total Assets	$2,393,038	$1,608,690

LIABILITIES
Current
Accounts payable	$560,287	$1,000,964
Other current liabilities	1,638,240	1,300,463
Deferred revenue	720,000	-
Debt	995,000	995,000
Loan from related party	2,120,623	2,120,623
Notes payable	1,390,000	540,000
Total Current Liabilities	7,424,150	5,957,050

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding at March 31, 2012 and December 31, 2011	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at March 31, 2012 and December 31, 2011	1,043	1,043
Additional paid-in capital	29,153,156	29,153,156
Accumulated deficit	(35,148,061)	(34,400,074)
Accumulated other comprehensive loss	-	(65,235)
Total Stockholders' Deficit	$(5,031,112)	$(4,348,360)
Total Liabilities and Stockholders' Deficit	$2,393,038	$1,608,690

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	For the three Months ended
	March 31,
	2012	2011
Revenues	$-	$275,000

Cost of revenues	-	-

Gross Profit	-	275,000

Expenditures:
General and administrative	909,388	358,914
Development costs	-	21,374
Total Expense	909,388	380,288

Loss from Operations	(909,388)	(105,288)

Other Income / (Expense)
Gain on deconsolidation of subsidiary	293,730	-
Interest income	147	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	(65,235)	-
Interest expense	(67,241)	(25,839)
		-
Total Other Income/(Expense)	161,401	(25,839)

Net Loss	$(747,987)	$(131,127)

Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	65,235	-
Comprehensive Loss	(682,752)	-

Basic and Diluted Loss per Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	64,190,987	64,190,987

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(747,987)	$(131,127)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,008	-
Gain on deconsolidation of subsidiary	(293,730)	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-

Changes in operating assets and liabilities:
Decrease in other current assets	22,018	-
Decrease in inventory	15	-
Increase in capitalized production costs	(336,771)	-
Decrease in deposits	2,225	-
Increase / (decrease) in deferred revenue	720,000	(175,000)
Decrease in accounts payable	(146,947)	(92,250)
Increase in other current liabilities	337,777	26,138
Net Cash Used In Operating Activities	(377,157)	(372,239)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,620)	-
Net Cash Used By Investing Activities	(11,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	850,000	-
Repayment of note payable	-	(5,000)
Advances from related party	-	174,500
Repayment to related party	-	(25,500)
Proceeds from revenue sharing agreements accounted for as debt	-	459,000
Proceeds from re-pricing of warrants	-	100,000
Net Cash Provided By Financing Activities	850,000	703,000
NET INCREASE IN CASH	461,223	330,761

CASH, BEGINNING OF PERIOD	18,755	1,467

CASH, END OF PERIOD	$479,978	$332,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$17,534

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that was filed with the SEC on March 30, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Anne’s World Limited,  Curtain Rising, Inc., Hiding Productions, LLC and Cybergeddon Productions, LLC.  Dolphin Digital Media (Canada), Ltd., a wholly owned subsidiary, was deconsolidated on March 23, 2012 as a result of bankruptcy proceedings (Refer to Note 2). Intercompany accounts and transactions have been eliminated in consolidation.

Dolphin Digital Media, Inc (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995.  The Company was inactive between the years 1995 and 2003.  On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc.  On July 3, 2007, the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc.  On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media, Inc.

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

On August 4, 2011 the Company formed Hiding Digital Productions, LLC a wholly-owned subsidiary of Dolphin Digital Media, Inc. as a holding company.

On March 7, 2012, the Company formed Cybergeddon Productions LLC, a wholly owned subsidiary of Dolphin Digital Media, Inc. for the production of a web series.

NOTE 2 — DECONSOLIDATION OF DOLPHIN DIGITAL MEDIA (CANADA), INC.

On March 23, 2012, Dolphin Digital Media (Canada), Ltd. (“DDM Canada”)  filed for bankruptcy under the laws of the District of Ontario, Canada.  The bankruptcy is intended to discharge liabilities and the ultimate goal of the Company is to liquidate, and not reorganize, the subsidiary as it has been inactive since 2009.  When a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required.  We have, therefore, deconsolidated DDM Canada from our balance sheet as of March 23, 2012 and have eliminated the results of DDM Canada’s operations from our results of operations beginning on that date.  We believe we have no responsibility for the liabilities of DDM Canada.

Per guidance in ASC 810-10-40-5 when a parent deconsolidates a subsidiary, that parent shall account for the deconsolidation by recognizing a gain or loss measured by the following:

a) the aggregate of (1) the fair value of consideration received, (2) the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated and (3) the carrying amount of any noncontrolling interest in the former subsidiary; less

b) the carrying amount of the former subsidiary’s assets and liabilities.

The Company did not receive any consideration for its interest.  It has assessed and determined that it does not have any continued  liabilities related to the Canadian subsidiary being deconsolidated.  As such, it has recorded a gain on deconsolidation.  In calculating the gain, the Company took into account the carrying value of the former subsidiary’s liabilities of $295,629 and its only asset cash of approximately $1,899 that resulted in a gain from deconsolidation of $293,730 that was recorded on March 23, 2012. The Company also recorded a loss on the write off of Accumulated Other Comprehensive Income related to foreign exchange translations in the amount of $65,235.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2012 of $747,987. As of March 31, 2012 the Company recorded an accumulated deficit of $35,148,061 Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. Management believes that the Company will have revenues from its web series business in 2012. Subsequent to quarter end, it completed the first web series, “Hiding” with expected revenues in the second quarter of 2012. In April 2012, the Company received $123,581 in revenues for the web series. Another $125,000 of revenues was paid directly by the production company to a related party vendor to satisfy our liability with them. In addition, the Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by year end.  It has entered into agreements with certain vendors for this web series and received $720,000 during the first quarter.  During 2011, the Company signed an unsecured Promissory note to secure financing in the amount of $450,000. The note bears interest at 10% per annum. During the first quarter ended March 31, 2012, the Company signed four unsecured Promissory notes for a total of $850,000 in additional financing also bearing interest at 10% per annum. Subsequent to the quarter end, the Company has received an additional $200,000 and signed an unsecured Promissory notes bearing interest at 10% per annum. On May 18, 2012, the Company entered into an agreement with the note holder to convert the current $1,500,000 notes payable into a 25% member interest in a newly formed entity.  Dolphin Digital Media, Inc. will hold the remaining 75% interest. As part of the agreement, the note holder will contribute an additional $1,500,000 between May 15 and November 15, 2012 with the Company required to meet certain milestones as mutually agreed between the partners and that has not yet been determined.   See Note 15 for further discussion.

On March 23, 2012, Dolphin Digital Media (Canada) Inc filed for bankruptcy under the laws of the District of Ontario, Canada to discharge liabilities and increase liquidity. The subsidiary does not have any significant assets and has been inactive since 2009. The company has also commenced the dissolution of its other foreign subsidiaries (both Canadian), Curtain Rising, Inc. and Anne’s World, Ltd. These subsidiaries do not have assets or liabilities and have been inactive for several years.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements.  We adopted this guidance in the first quarter of 2012 and have presented total comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income. This accounting guidance only impacted presentation and did not have an impact on our consolidated financial position, results of operations or cash flows.

Other recent Accounting Standards Updates not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — CAPITALIZED PRODUCTION COSTS

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”), an unrelated party.  Under this agreement, Hiding is providing the Company with production services in connection with its digital web picture entitled “HIDING”.  Provided that Hiding does not default under the agreement, Hiding will be entitled to a production services fee of $100,000 CAN upon delivery of the picture to the Company. In addition, the Company shall pay to Hiding a share of net profits of the digital web picture equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget.  The Company shall assist Hiding in the production of the picture, including video editing and post production supervision. The Company is entitled to revenues for these services as compensation upon delivery of the picture to the Company by Hiding. Subsequent to March 31, 2012, the Company received the completed digital picture and is expected to recognize revenues in the second quarter of 2012. As of March 31, 2012, the Company has incurred $1,489,524 related to this production.

On August 31, 2011 the Company entered into an agreement for licensing rights to picture “HIDING”. The licensor will pay the Company a non-refundable advance of $750,000 on future royalties on the later of January 4, 2012 or the date of delivery. Per the terms of the agreement, the Company delivered the completed digital web picture subsequent to March 31, 2012 and expects to receive payment and recognize revenues during the 2nd quarter of 2012.

In addition, the Company has entered into agreements to purchase the scripts for other digital web series productions in 2012.  It has deferred certain pre-production costs associated with these productions such as writer’s fees, purchasing scripts, and talent search in the amount of approximately $385,000 at March 31, 2012.

As of March 31, 2012 the Company has incurred costs of $1,875,022 associated with the above productions that have been capitalized on the Condensed Consolidated Balance Sheet under Capitalized production costs.  Included in this balance is a total of $125,000 paid to a related party (refer to note 13). At March 31, 2012, of the total cost, the Company had paid $765,364 with the remaining balance included in Other current liabilities on the Condensed Consolidated Balance Sheet.

As of March 31, 2012, the production of “HIDING” was not complete and therefore the Company has not recognized any revenue or amortized costs incurred. On April 10, 2012, the Company received $123,381 of revenues for Hiding. Another $125,000 of revenues was paid directly to a related party to satisfy the Company's liability with them. During the second quarter of 2012, it will record this revenue and begin amortizing the costs of the production.   Production for the other projects was not started until subsequent to March 31, 2012.  The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the picture is less than the unamortized costs capitalized and did not identify indicators of impairment.

NOTE 6 — DEFERRED REVENUE

During the first quarter of 2012, the Company entered into agreements with  certain vendors for its latest production Cybergeddon.  As part of the agreements, the Company is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company has received payments of $720,000 which it has accounted for as Deferred Revenue in the Condensed Consolidated Balance Sheet.  Revenue for this project will be recognized per guidance from FASB ASC 926-60 “Revenue Recognition – Entertainment – Films”. Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable.  As of March 31, 2012, the Company had not commenced production on any of the digital episodes and has not recorded any revenues for this web series.

NOTE 7 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarter ended March 31, 2012, there were no significant revenues generated or costs incurred related to the Kids Club.

During the quarter ended March 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund the production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts associated with the production of web series will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to revenues that will not exceed $250,000 per production. As of March 31, 2012 the Company has not generated any revenue from its web series.  All costs were capitalized and included in the Condensed Consolidated Balance Sheet as Capitalized production costs.

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

NOTE 8 — NOTES PAYABLE

Balance December 31, 2011	$540,000
Additions	850,000
Repayments	-
Balance March 31, 2012	$1,390,000

In March 2009, the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance had an interest rate of 10% and was convertible at $.50 per share.  The advance was due two years from the date of the advance. On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 for the total of principal and accrued interest due on this advance.  On the same day, the Company made a payment in the amount of $14,612 and as of December 31, 2011 and March 31, 2012 owed $90,000 on the Promissory Note. The unsecured Promissory Note is payable on demand and bears interest at 10% per annum.   During the quarter ended March 31, 2012, the Company accrued and expensed interest of $2,369 related to this note.

The Company signed the following unsecured Promissory notes bearing 10% interest per annum and payable upon demand:  a)   On November 10, 2011 in the amount of $450,000 b) on January 14, 2012 in the amount of $450,000 c) on February 6, 2012 in the amount of $150,000 and d) on March 20, 2012 in the amount of $250,000. During the quarter ended March 31, 2012, the Company accrued and expensed interest of $24,274 related to these notes.

Subsequent to March 31, 2012, the Company received an additional $200,000 in return for an unsecured Promissory Note bearing interest of 10% per annum.  On May 18, 2012, the Company entered an agreement with the note holder to convert all the Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. Refer to Note 15 for further discussion.

NOTE 9 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $330,508 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the quarter ended March 31, 2012, the Company did not receive any additional loans from its CEO.    During the quarters ended March 31, 2012 and 2011, $40,288 and $23,385, respectively, was expensed in interest.

NOTE 10 — LICENSING AGREEMENT - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the quarters ended March 31, 2012 and 2011, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 11 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2012 and 2011, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of March 31, 2012 and 2011, the Company had 64,190,987 shares issued and outstanding.

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

NOTE 12 — WARRANTS

A summary of warrants issued, exercised and expired during the three months ended March 31, 2012 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2011	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2012	10,614,007	$.31

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

During 2010, the Company incurred an expense of $945,615 as a result of the re-pricing of these warrants. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 136%, risk-free interest rate of 1%, and expected warrant life of 18 months.

T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

During the quarter ended March 31, 2012, T-Squared Investments, LLC did not make any payments to reduce the  exercise price on the warrants.  As of March 31, 2012, the current exercise price on the 7,000,000 warrants is $.0179.

NOTE 13— RELATED PARTY

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The purchase price of $125,000 is recorded in other current liabilities as of March 31, 2012.  The liability was paid from our revenues directly to Dolphin Entertainment, Inc by the production company subsequent to quarter end.

The Company is currently negotiating an employment contract with its CEO that will be effective January 1, 2012. The Company has begun accruing annual compensation of $250,000 plus a quarterly bonus for the year 2012 of $250,000.  The bonus is contingent solely on the CEO’s continued employment during 2012.  Officer compensation expense was $312,500 and $0 for the three months ended March 31, 2012 and 2011.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.   On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  The Company has assessed and determined that it does not have any continuing liability related to the Canadian subsidiary.

Tax Filings

In 2011, the Company received a notice from the IRS stating that it owed $40,000 in penalties for failure to file certain information returns for the year ended December 31, 2009.  The Company responded with a letter stating  reasonable cause for the noncompliance and requested that penalties be abated. In the first quarter of 2012, we received a notice stating that the reasonable cause had been denied.  The Company has decided to pay the penalties and not appeal the decision.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company had accrued $120,000 for these and other penalties also related to not filing of information returns.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or expenses related to this binding term sheet for the quarter ended March 31, 2012.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter, a second $25,000 installment will be paid during the second quarter and remaining payments will be made monthly over a two year period. The Company has expensed this payment since it cannot determine the net realizable value required by ASC 985-20-35 required to capitalize the cost.

NOTE 15 – SUBSEQUENT EVENTS

Kids Club

On May 18, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin will convert the current $1,500,000 of notes payable to a 25% member interest in the newly formed entity.  Dolphin will hold the remaining 75% interest.  The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Club LLC will be consolidated in subsequent financial statements. Amounts attributable to the non-controlling interest will follow the provisions in the contractual arrangement.  Non-controlling interest will be presented as a separate component of shareholders’ equity and net income.   Except as noted in the preceding paragraph, the Company did not incur any liabilities or derive any revenue from this agreement during the first quarter of 2012.

Other

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app for the Cybergeddon series.  On April 2, 2012 the Company paid $125,000 to the vendor in relation to this agreement.

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

References in this Form 10-Q to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its wholly-owned consolidated subsidiaries, Anne’s World Limited, Curtain Rising, Inc., Hiding Digital Productions, LLC and Cybergeddon Productions, LLC.

Business Summary

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

Dolphin Digital Studios

During the quarter ended March 31, 2012, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating expenses during the three months ended March 31, 2012 were incurred related to Dolphin Digital Studios.

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

The Company expects Dolphin Digital Studios to create near-term revenue for the Company, since the new division is currently producing online content and has several projects under development. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be further positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios. During 2011, the Company received $895,000 from investors through Equity Finance Agreements.    The investors will receive revenues from the web series equal to 115% of their investment from any web series in development through December 31, 2012. Afterwards the investors, as a group, will receive 50% of the producer’s gross receipts derived from these web series. On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts from the web series will be distributed as collected.  In conjunction with each web series, the Company is entitled to receive a production fee that will not exceed $250,000.  The Company did not recognize any revenue associated with any web series subject to the Equity Finance Agreements during the quarter ended March 31, 2012.

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

Aim High simultaneously premiered on Facebook and Cambio (AOL’s Teen Site) in October, 2011, Aim High represented Facebook’s first social web series from major Hollywood partners. Consumers became part of the show by integrating their profile information – including photos, text and friends – by simply opting into an application on the show’s Facebook page at www.facebook.com/aimhighseries.  By choosing to watch Aim High in a personalized viewing mode through the show’s Facebook page, viewers see themselves or their friends integrated into select scenes throughout the series – from their photo appearing on a student body election poster, to having their name seen as graffiti on the bathroom wall.  This video application not only allows consumers to have an immersive and engaging viewing experience, but also social one where they can share comments, scenes and Tweets.

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

Cybergeddon

On March 30, 2012, the Company announced their new project Cybergeddon.  Anthony Zuiker, the visionary creator of the CSI franchise and his production company Dare to Pass, and Yahoo, Inc. the premier digital media company have partnered with Dolphin Digital Studios for this ground breaking motion picture event which will bring to life the growing threat of cybercrime.  True to his storytelling form, Zuiker has engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  Cybergeddon will be released this Fall, through Yahoo’s global online distribution, as a series of installments to roll out sequentially.

During the first quarter of 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The company has entered into agreements with certain vendors and as part of these agreements,is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.   The Company has received payments of $720,000 that it has accounted for as Deferred Revenue in the Condensed Consolidated Balance Sheet.  The remainder of the payments will be received by August 2012 and are contingent on the Company securing an international distributor for the web series and completion of the web series.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app for the Cybergeddon series and on April 2, 2012 made a payment of  $125,000 towards the cost of creating the app.

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

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the enhanced Coca-Cola Junior Canes Club, an exciting fan club for children that combines unique “real-world” offerings with an engaging online experience.  The core of the Junior Canes Club is a fun and unique fan experience online at www.juniorcanesclub.com.  Junior Canes Club members can ask their favorite player or coach a question, see exclusive videos and photos from University of Miami athletics, play online games, create and customize their own personal profile page, take fan polls, and much more.  The Junior Canes Club is open to children 12-years of age and younger.  A registration fee of $20 provides each Junior Canes Club member with a Welcome Kit, which includes an Official Coca-Cola Junior Canes T-shirt, a membership card, and an autographed photo from Sebastian the Ibis. Each month thereafter is only $9.99, and entitles Junior Canes Club members to an array of benefits, both at sporting events and online, which currently hold over a $400 annual value.  On November 25th, all Junior Canes were invited to receive free admission to the University of Miami vs. Boston College ACC Conference football game.  Club members also received free admission to select men’s and women’s basketball games, as well as to select baseball games. By using their exclusive membership card, they also received free admission to all home women’s soccer and women’s volleyball games.  There are multi-child discounts, with the second child (and each additional child) per household receiving 50% off the monthly fee (only $4.99 per month per additional child).  The Company will share equally revenues from net membership fees with the University of Miami. For the quarter ended March 31, 2012, the Company did not generate any significant revenues from this Partnership with the University of Miami.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  This site will give kids the opportunity to view photos of their favorite players and teams, get up to date news on games and events, view videos of popular TV shows and celebrities and play online games.  Similar to the Junior Canes Club, they will be able to create their own personal profile page.  The site will also feature an event calendar so the members can stay informed of upcoming games, fan celebrations, etc.   In addition, there will be several sweepstakes throughout the year for an opportunity to meet a national celebrity.   The Company is still in the process of finalizing the details concerning the membership benefits and fees. During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter, a second $25,000 installment will be paid during the second quarter and the remaining payments will be made monthly over a period of two year.

On May 18, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin will convert the current $1,500,000 of notes payable into a 25% member interest in the newly formed entity.  Dolphin will hold the remaining 75% interest.  The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Club LLC will be consolidated in subsequent financial statements. Amounts attributable to the non-controlling interest will follow the provisions in the contractual arrangement.  Non-controlling interest will be presented as a separate component of shareholders’ equity and net income.   Except as noted in the preceding paragraph, the Company did not incur any liabilities or derive any revenue from this agreement during the first quarter of 2012.

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

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the quarter ended March 31, 2012, the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, currently not set to expire until June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the quarter ended March 31, 2012, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three months ended March 31, 2012 and March 31, 2011

The Company has revenues of $0 and $275,000 from licensing and production fees for the three months ended March 31, 2012 and 2011 respectively.  Revenue for the three months ended March 31, 2011 was related to an agreement to sell the German language licensing rights to Dolphin Secure to Dolphin Germany Media, an unrelated company.

General and administrative costs increased by approximately $550,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This is increase is primarily due to personnel costs. The Company has accrued $62,500 of compensation and $250,000 quarterly bonus for 2012 for its CEO.  The Company is currently finalizing the terms of the employment agreement but has accrued for costs as per current discussions. The bonus is contingent on the CEO’s continued employment with the Company through 2012.  The Company also made a payment of $100,000 as a charitable contribution.  Legal fees have decreased by $42,000 from $64,000 for the three months ended March 31, 2011 to $22,000 for the three months ended March 31, 2012 since the Company settled litigation in the first quarter of 2011.  The Company also decreased its Public Relations costs for the same periods by $45,000 by terminating a contract that it had with a Public Relations firm.

Interest expense increased by $41,401 from $25,839 to $67,241 due to a total of four promissory notes entered into during the last quarter of 2011 and the first quarter of 2012 for a total of $1,300,000 with an unrelated party.  The promissory notes bear interest at 10% per annum.  The increase is also due to an increase in the balance of the promissory note to our CEO.

During the first quarter ended March 31, 2012, the Company deconsolidated a Canadian subsidiary and recognized a gain on deconsolidation of $293,730, mostly from third party liabilities.  It also wrote off accumulated other comprehensive income of $65,235 related to foreign currency translations.

The net loss was $747,987 or $(.01) per share based on  64,190,987 weighted average shares outstanding for the quarter ended March 31, 2012 compared to a loss of $131,127 or $(.00) per share based on 64,190,987weighted average shares outstanding for the quarter ended March 31, 2011. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $372,239 for the quarter ended March 31, 2011, to $377,156 for the year quarter ended March 31, 2012. During the first quarter of 2012, the Company capitalized additional production costs of $336,771 related to web series production. The Company also deferred $720,000 of revenue received from a sponsorship agreement for a web series that will be completed in the fourth quarter of 2012. The company decreased its accounts payable by $146,947 by paying down certain vendors on a monthly basis.   Other current liabilities increased by $337,777 mostly due to the accrual of compensation for its CEO in the amount of $312,500.  On March 23, 2012, one of the Company’s Canadian subsidiaries filed for bankruptcy in Canada.  The Company recognized a gain on deconsolidation in the amount of $293,730 related to write off of third party liabilities.  It also recognized a loss related to the write off of Accumulated Other Comprehensive Income that was due to foreign exchange translations. During the first quarter of 2011, the Company had a decrease of deferred revenue in the amount of $175,000 related to revenues from a license agreement recognized in that quarter.

Cash Flows used in investing activities increased by $11,620 for the quarter ended March 31, 2012.  This increase is related to purchase of fixed assets for the Company’s new offices.

Cash flows from financing activities increased by $147,000 during the first quarter of 2012.  This is due to loans received in return for three unsecured promissory notes signed by the Company.  During the first quarter of 2011, cash flows from financing activities increased mainly due to advances from our CEO in the net amount of $149,000, proceeds received from pay down of warrants in the amount of $100,000 and proceeds from revenue sharing agreements related to web series productions in the amount of $459,000.

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

Management believes that the Company will have revenues from its web series business in 2012. Subsequent to quarter end, it completed the first web series, “Hiding” with expected revenues in the second quarter of 2012. In April 2012, the Company received $123,581 in revenues for the web series. Another $125,000 of revenues was paid directly by the production company to a related party vendor to satisfy our  liability with them. In addition, the Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by year end.  It has entered into agreements for this web series and received payments of $720,000 during the first quarter. During 2011, the Company signed an unsecured Promissory note to secure financing in the amount of $450,000. The note bears interest at 10% per annum. During the first quarter ended March 31, 2012, the Company signed four unsecured Promissory notes for a total of $850,000 in additional financing also bearing interest at 10% per annum. Subsequent to the quarter end, the Company has received an additional $200,000 and signed an unsecured Promissory note bearing interest at 10% per annum. On May 18, 2012, the Company entered into an agreement with the note holder to convert these Promissory Notes into a 25% member interest in a newly formed entity called Dolphin Kids Clubs LLC. As part of the agreement, the note holder will contribute an additional $1,500,000 between May 15 and November 15, 2012 with the Company required to meet certain milestones as mutually agreed between the partners and that have not yet been determined.   The Company will retain a 75% of the member interest in the new entity.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2011, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements.  We adopted this guidance in the first quarter of 2012 and have presented total comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income. This accounting guidance only impacted presentation and did not have an impact on our consolidated financial position, results of operations or cash flows.

Other recent Accounting Standards Updates not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Managements Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 as required by Securities and Exchange Act Rule 13a-15(c). Based on that assessment, management identified the following material weakness:

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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
●There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.
●Reconciliations are performed on all balance sheet accounts on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
●Journal entries are initiated and posted by an outside accounting consultant.  However there is no review and approval for the posting of journal entries.
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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:
●One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook as this is not maintained in a secure location.
●The same individual mentioned above reconciles the bank accounts with no formal review process.
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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. The Company has assessed and determined that it does not have any continuing liability related to the Canadian subsidiary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 24,  2012.

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer and Principal Financial Officer