Form 10-Q
period 2012-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2012-07-16
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock outstanding was 64,190,987 as of July 9, 2012.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as June 30, 2012 (unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2012 and June 30, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4. CONTROLS AND PROCEDURES	25

PART II — OTHER INFORMATION	28

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4. REMOVED AND RESERVED	29

ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Interactive Data Files

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current
Cash	$103,910	$18,755
Inventory	7,686	7,701
Prepaid expenses	8,131	4,512
Other current assets	222,500	22,018
Total Current Assets	342,227	52,986

Capitalized production costs, net	2,181,808	1,538,251
Property and equipment, net	17,854	6,275
Deposits	8,955	11,178
Total Assets	$2,550,844	$1,608,690

LIABILITIES
Current
Accounts payable	$519,302	$1,000,964
Other current liabilities	492,869	1,300,463
Accrued compensation	625,000	-
Deferred revenue	1,080,000	-
Debt	995,000	995,000
Loan from related party	2,120,623	2,120,623
Notes payable	90,000	540,000
Total Current Liabilities	5,922,794	5,957,050

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 100,000,000 shares
authorized, 64,190,987 issued and outstanding at June 30, 2012 and December 31, 2011	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at June 30, 2012 and December 31, 2011	1,043	1,043
Additional paid-in capital	29,403,156	29,153,156
Accumulated deficit	(35,988,899)	(34,400,074)
Accumulated other comprehensive loss	-	(65,235)
Total Dolphin Digital Media, Inc. Deficit	(5,621,950)	(4,348,360)
Non-controlling interest	2,250,000	-
Total Stockholders' Deficit	(3,371,950)	(4,348,360)
Total Liabilities and Stockholders' Deficit	$2,550,844	$1,608,690

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three Months ended		For the six Months ended
	June 30		June 30
	2012	2011	2012	2011
Revenues	$998,582	$197,824	$998,582	$472,824

Cost of revenues	960,983	3,272	960,983	3,272

Gross Profit	37,599	194,552	37,599	469,552

Expenditures:
General and administrative	(851,651)	(466,827)	(1,761,040)	(847,115)
Total Expense	(851,651)	(466,827)	(1,761,040)	(847,115)

Loss from Operations	(814,052)	(272,275)	(1,723,441)	(377,563)

Other Income / Expense
Gain on deconsolidation of subsidiary	-	-	293,730	-
Other income	48,918	-	48,918	-
Interest income	138	-	286	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	-	(65,235)	-
Interest expense	(75,842)	(31,823)	(143,083)	(57,662)

Total Other Income/(Expense)	(26,786)	(31,823)	134,616	(57,662)

Net Loss	(840,838)	$(304,098)	$(1,588,825)	$(435,225)
Net Income (Loss) attributable to non- controlling interest	-	-	-	-
Net Loss attributable to Dolphin Digital Media, Inc.	(840,838)	(304,098)	(1,588,825)	(435,225)
Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	-	65,235	-
Comprehensive Loss	$(840,838)	$(304,098)	$(1,523,590)	$(435,225)

Basic and Diluted Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding during the Period	64,190,987	64,190,987	64,190,987	64,190,987

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,588,825)	$(435,225)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,256	-
Amortization of capitalized production costs	960,983	-
Net gain upon deconsolidation	(293,730)	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	(20,000)
(Increase) / Decrease in prepaid expenses	(3,619)	-
Increase in other current assets	(200,482)	(14,183)
Decrease in inventory	15	-
Increase in capitalized production costs	(1,604,539)	-
Decrease in deposits	2,225	-
Increase / (Decrease) in deferred revenue	1,080,000	(352,823)
Increase / (Decrease) in accounts payable	(187,932)	87,743
Increase / (Decrease) in other current liabilities	(182,597)	51,325
Net Cash Used In Operating Activities	(1,951,010)	(683,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,835)	-
Net Cash Used In Investing Activities	(13,835)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,050,000	-
Repayment of note payable	-	(5,000)
Advances from related party	-	279,500
Repayment to related party	-	(25,500)
Proceeds from revenue sharing agreements accounted for as debt	-	995,000
Proceeds from re-pricing of warrants	-	100,000
Proceeds from capital contributions	750,000	-
Proceeds from the sale of common stock	250,000	-
Net Cash Provided By Financing Activities	2,050,000	1,344,000

NET INCREASE IN CASH	85,155	660,837

CASH, BEGINNING OF PERIOD	18,755	1,467

CASH, END OF PERIOD	$103,910	$662,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$17,534

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITES:
Conversion of accrued interest to note payable	$-	$207,216
Conversion of promissory notes payable to equity in subsidiary	$1,500,000	$-

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that was filed with the SEC on March 30, 2012.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned or controlled subsidiaries.  The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Hiding Digital Productions, LLC, Dolphin Kids Clubs LLC and Cybergeddon Productions, LLC.  Dolphin Digital Media (Canada), Ltd., a wholly owned subsidiary, was deconsolidated on March 23, 2012 as a result of bankruptcy proceedings (Refer to Note 2).  Anne’s World Limited was dissolved and deconsolidated on June 14, 2012 and Curtain Rising, Inc. was dissolved and deconsolidated on June 22, 2012. (Refer to Note 2).  Intercompany accounts and transactions have been eliminated in consolidation.

In September 2010, the Company announced the launch of Dolphin Digital Studios as a new division of the Company. Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward the tween and teen markets.

On August 4, 2011 the Company formed Hiding Digital Productions, LLC a wholly-owned subsidiary of Dolphin Digital Media, Inc. as a holding company.

On March 7, 2012, the Company formed Cybergeddon Productions LLC, a wholly owned subsidiary of Dolphin Digital Media, Inc. for the production of a web series.

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the non-controlling interest will follow the provisions in the contractual arrangement.  Non-controlling interest is presented as a separate component of shareholders’ equity.

NOTE 2 — DECONSOLIDATION OF DOLPHIN DIGITAL MEDIA (CANADA), INC., ANNE’S WORLD, LTD. AND CURTAIN RISING, INC.

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

The Company did not receive any consideration for its interest.  It has assessed and determined that it does not have any continued liabilities related to the Canadian subsidiary being deconsolidated.  As such, it has recorded a gain on deconsolidation.  In calculating the gain, the Company took into account the carrying value of the former subsidiary’s liabilities of $295,629 and its only asset cash of $1,899 that resulted in a gain from deconsolidation of $293,730 that was recorded on March 23, 2012. The Company also recorded a loss on the write off of Accumulated Other Comprehensive Income related to foreign exchange translations in the amount of $65,235.

On June 14 and June 22, 2012 respectively, the Company dissolved its wholly owned subsidiaries Anne’s World Ltd and Curtain Rising Inc. which have been deconsolidated from these unaudited condensed consolidated financial statements for the six months ended June 30, 2012.  Both subsidiaries had been inactive for several years and did not have any assets or liabilities and as such no gain or loss was recorded from deconsolidation.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2012 of $1,588,825. As of June 30, 2012 the Company recorded an accumulated deficit of $35,988,899. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by year end.  It has entered into sponsorship agreements with certain vendors for this web series and received $1,080,000 during the six months ended June 30, 2012.

On March 23, 2012, Dolphin Digital Media (Canada) Inc filed for bankruptcy under the laws of the District of Ontario, Canada to discharge liabilities and increase liquidity. The subsidiary does not have any significant assets and has been inactive since 2009. The Company has also dissolved its other foreign subsidiaries (both Canadian), Curtain Rising, Inc. and Anne’s World, Ltd. These subsidiaries did not have assets or liabilities and have been inactive for several years.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company has deferred the costs of certain advertising related to a universal iOS app until the app is available and the advertisement takes place.

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

Other recent Accounting Standards Updates not effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — CAPITALIZED PRODUCTION COSTS ,  OTHER CURRENT ASSETS

Capitalized Production Costs

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”), an unrelated party.  Under this agreement, Hiding is providing the Company with production services in connection with its production entitled “HIDING and is  entitled to a production service fee of $100,000 CAD that was accrued in deferred production fees at time of delivery of the production.  In addition, the Company shall pay to Hiding Productions, Inc. a share of net profits of the production equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget.   During the quarter ended June 30, 2012, the Company delivered the completed picture.  In April 2012, the Company recorded revenues of $998,582 from the production.  The Company has begun to amortize capitalized production costs using the individual film forecast computation method provided in ASC 926 and has recorded costs of $960,982 related to this production.

The Company currently has another production in the post-production process.  As of June 30, 2012, the Company incurred production costs in the amount of approximately $1,469,000 that it has capitalized in the Condensed Consolidated Balance Sheet as capitalized production costs.   In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions.  It has deferred certain pre-production costs associated with these productions such as writer’s fees, purchasing scripts, and talent search in the amount of approximately $185,000 at June 30, 2012.

As of June 30, 2012, the Company has incurred costs of $3,142,791 of which it has amortized $960,983 and has recorded net capitalized production costs of $2,181,808 associated with the above productions on the Condensed Consolidated Balance Sheet under Capitalized production costs.  At June 30, 2012   the Company owed approximately $235,000 for these productions that is included in Other current liabilities on the Condensed Consolidated Balance Sheet.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the picture is less than the unamortized costs capitalized and did not identify indicators of impairment.

Other Current Assets

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app (“game or app”) for an upcoming web series.  The Company has incurred costs of $222,500 as of June 30, 2012.  Per guidance in ASC 926-720-25 the Company has accounted for these as advertising costs and has deferred them until the app is available for use.  The vendors will retain full ownership rights of the game engine and in app purchase system code.  The Company will have the world- wide rights to reproduce, exploit, modify, alter and integrate with other works as it deems necessary to use the game for its intended purpose.

NOTE 6 — DEFERRED REVENUE

During the first quarter of 2012, the Company entered into agreements with certain vendors for its latest production. As part of the agreements, the Company is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company has received  payments related to this agreement and has deferred gross revenue of  $1,080,000 in the Condensed Consolidated Balance Sheet.  Revenue for this project will be recognized per guidance from FASB ASC 926-60 “Revenue Recognition – Entertainment – Films”. Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable.  As June 30, 2012, the Company had not completed production on any of the digital episodes.

NOTE 7 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarter ended June 30, 2012, there were no significant revenues generated or costs incurred related to the Kids Club.

During the quarter ended March 31, 2011, the Company entered into Equity Finance Agreements for the option to participate and share revenues of web series productions. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” will cease and all of the Company’s gross receipts associated with the production of web series will be distributed in accordance with the Equity Finance Agreements. The Company will be entitled to a production fee that will not exceed $250,000 per production. For the quarter ended June 30, 2012, the Company reported gross revenues from its web series business of $998,581 with net producers profit of $37,598.  Per the Equity Finance Agreements, the Company is entitled to a producers fee for each web series before calculating the share of revenues owed to the investors.  The costs of all productions not completed have been capitalized and included in the Condensed Consolidated Balance Sheet as Capitalized production costs.  Based on the gross revenues of production to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2012.

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

NOTE 8 — NOTES PAYABLE

Balance December 31, 2011	$540,000
Additions	1,050,000
Converted to Equity	(1,500,000)
Balance June 30, 2012	$90,000

In March 2009, the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance had an interest rate of 10% and was convertible at $.50 per share.  The advance was due two years from the date of the advance. On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 for the total of principal and accrued interest due on this advance.  On the same day, the Company made a payment in the amount of $14,612 and as of December 31, 2011 and June 30, 2012 owed $90,000 on the Promissory Note. The unsecured Promissory Note is payable on demand and bears interest at 10% per annum.   During the three and six months ended June 30, 2012, the Company had interest expense of $2,369 and $4,738 respectively related to this note.  Accrued interest as of June 30, 2012 and December 31, 2011 amounted to $4,738 and $0, respectively.

The Company signed the following unsecured Promissory notes bearing 10% interest per annum and payable upon demand:  a)   On November 10, 2011 in the amount of $450,000 b) on January 14, 2012 in the amount of $450,000 c) on February 6, 2012 in the amount of $150,000 d) on March 20, 2012 in the amount of $250,000 and e) on April 25, 2012 in the amount of $200,000. Subsequent to June 30, 2012, the Company signed an unsecured Promissory note bearing 10% interest per annum and payable on demand in the amount of $300,000. During the three and six months ended June 30, 2012, the Company expensed interest of $24,274 and $18,356 respectively, related to these notes. Accrued interest as of June 30, 2012 and December 31, 2011 amounted to $0 and $6,288, respectively.

 On May 21, 2012, the Company entered into an agreement with the note holder to convert all the Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable and as such equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction.  The note holder forgave the interest due on the note in the amount of $48,918 that is recorded as Other Income in the Condensed Consolidated Statement of Operations.

NOTE 9 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $330,508 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the quarter ended June 30, 2012, the Company did not receive any additional loans from its CEO.  During the three and six months ended June 30, 2012, $55,118 and $95,405, respectively, was expensed as interest.  As of June 30, 2012 and December 31, 2011 respectively, accrued interest related to this Promissory note amounted to $95,405 and $0 and were included in other current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 10 — LICENSING AGREEMENT - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the six month periods ended June 30, 2012 and 2011, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 11 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of June 30, 2012 and December 31, 2011, the Company had 1,042,753 of preferred shares issued and outstanding.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As June 30, 2012 and December 31, 2011, the Company had 64,190,987 shares issued and outstanding.

On June 8, 2012, the Company sold 1,000,000 shares of common stock for $250,000.  Due to administrative issues, the shares have not yet been issued but under the agreement the investor is not able to revoke the subscription and is not entitled to a refund of the $250,000.  As a result, the proceeds of the sale have been recorded in Additional paid in capital. These shares are anti-dilutive and had no impact on earnings per share for the three and six months periods ended June 30, 2012.

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

D) Dolphin Kids Club, LLC

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and will receive an additional $1,500,000 during 2012 (of which $750,000 had been received during the six months ended June 30, 2012) for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the non-controlling interest will follow the provisions in the contractual arrangement.  Non-controlling interest is presented as a separate component of shareholders’ equity.   As of June 30, 2012, the Company recorded a non-controlling interest of $2,250,000 on its balance sheet for the 25% interest Dolphin Kids Clubs LLC.

NOTE 12 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended June 30, 2012 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2011	10,614,007	$.31
Issued	—	—
Exercised	—	—
Expired	504,101	.80
Balance at June 30, 2012	10,109,906	$.28

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

Post such cancellation, the only warrants held by T Squared Investments LLC were their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the new Warrant “E” described below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 29, 2014 to December 31, 2012.

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

During the quarter ended June 30, 2012, T-Squared Investments, LLC did not make any payments to reduce the  exercise price on the warrants.  As of June 30, 2012 the current exercise price on the 7,000,000 warrants is $.0179.

During the quarter ended June 30, 2012, 504,101 warrants expired.

NOTE 13— RELATED PARTY

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The production company paid Dolphin Entertainment, Inc. during the quarter ended June 30, 2012.

The Company is currently negotiating an employment contract with its CEO that will be effective January 1, 2012. The Company has begun accruing annual compensation of $250,000 plus a bonus for the year 2012 of $250,000 per quarter.  The bonus is contingent solely on the CEO’s continued employment during 2012.  Officer compensation expense was $312,500 and $625,000 for the three and six months ended June 30, 2012.  The Company did not have any officer compensation for the three and six months ended June 30, 2011.

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

Tax Filings

In 2011, the Company received a notice from the IRS stating that it owed $40,000 in penalties for failure to file certain information returns for the year ended December 31, 2009.  The Company responded with a letter stating  reasonable cause for the noncompliance and requested that penalties be abated. In the first quarter of 2012, we received a notice stating that the reasonable cause had been denied.  The Company has decided to pay the penalties and not appeal the decision.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company had accrued $120,000 for these and other penalties also related to not filing of information returns. The Company has made payments in the amount of $23,000 for the six months ended June 30, 2012 related to these penalties.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or expenses related to this binding term sheet for the six months ended June 30, 2012.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first installment of $25,000 was paid during the first quarter, a second $25,000 was paid during the second quarter and remaining payments will be made monthly over a two year period once the website is delivered. The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.

NOTE 15 – SUBSEQUENT EVENTS

On July 5, 2012, the Company received $300,000 for an unsecured Promissory note, payable on demand and bearing interest of 10% per annum.

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

References in this Form 10-Q to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its consolidated subsidiaries, Hiding Digital Productions, LLC, Cybergeddon Productions, LLC and Dolphin Kids Clubs LLC.

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

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc to launch a Kids Club in this upcoming back-to-school season.  These are perfect examples of high-quality brands with tremendous reach to children nationwide that will benefit from the engagement that comes from a highly entertaining and informative Kids Club.  To date, the Company has not generated any material revenue and has incurred $50,000 in expenses related to the Kids Clubs.

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

Dolphin Digital Studios

During the six months ended June 30, 2012, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating expenses during the three and six months ended June 30, 2012 were incurred related to Dolphin Digital Studios.

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

For the quarter ended June 30, 2012, the Company has recorded revenues of $998,582 and cost of revenues of $960,983 related to Dolphin Digital Studios. Several other projects are in production or post-production and the Company expects to have near term revenues related to these web series.  Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). Thus, the Company anticipates that its financials will be further positively impacted shortly after the distribution of any particular web series produced by Dolphin Digital Studios. During 2011, the Company received $895,000 from investors through Equity Finance Agreements for web series in production through December 31, 2012. On January 1, 2013, the production “cycle” will cease and all of the Company’s share of producer’s gross receipts from the web series will be distributed as collected using the percentages established in the equity finance agreements.   In conjunction with each web series, the Company is entitled to receive  production fees, which shall not exceed $250,000 for any one production.  During the six months ended June 30, 2012, the Company recognized net production revenues of $37,598 and does not owe the investors any portion of the revenues until the initial  producer’s fees are earned.  As such, the Company did not record any provision related to the Equity Finance Agreements as of June 30, 2012.

Dolphin Digital Studios expects to initially produce between 6 and 8 web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

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

Cybergeddon

On March 30, 2012, the Company announced its new project Cybergeddon.  Anthony Zuiker, the visionary creator of the CSI franchise and his production company Dare to Pass, and Yahoo, Inc. the premier digital media company have partnered with Dolphin Digital Studios for this ground breaking motion picture event which will bring to life the growing threat of cybercrime.  True to his storytelling form, Zuiker has engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  Cybergeddon will be released this Fall, through Yahoo’s global online distribution, as a series of installments to roll out sequentially.

During the first quarter of 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The company has entered into agreements with certain vendors and as part of these agreements is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.   The Company has received payments of $1,080,000 that it has accounted for as Deferred Revenue in the Condensed Consolidated Balance Sheet.  The remainder of the payments will be received by August 2012 and are contingent on the Company securing an international distributor for the web series and completion of the web series.  As of June 30, 2012, the Company had deferred all production costs related to this web series.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app for the series and has incurred costs as of June 30, 2012 in the amount of $222,500 in creating the app.  The Company has deferred this advertising cost until the app is available for use.

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

Dolphin Digital Media recognizes that it is uniquely positioned to offer such children’s organizations a real alternative.  Management has tremendous experience in building engaging websites for children, creating best-in-class premium original online entertainment content, and in coordinating large-scale sweepstakes and promotional contests.  Management believes that Dolphin Digital Media will quickly become the preferred partner for a variety of children’s organizations that have neither the time, financial resources or experience to provide online engagement for their participants, but who see the value in doing so.

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the enhanced Coca-Cola Junior Canes Club, an exciting fan club for children that combines unique “real-world” offerings with an engaging online experience.  The core of the Junior Canes Club is a fun and unique fan experience online at www.juniorcanesclub.com.  Junior Canes Club members can ask their favorite player or coach a question, see exclusive videos and photos from University of Miami athletics, play online games, create and customize their own personal profile page, take fan polls, and much more.  The Junior Canes Club is open to children 12-years of age and younger.  A registration fee of $20 provides each Junior Canes Club member with a Welcome Kit, which includes an Official Coca-Cola Junior Canes T-shirt, a membership card, and an autographed photo from Sebastian the Ibis. Each month thereafter is only $9.99, and entitles Junior Canes Club members to an array of benefits, both at sporting events and online, which currently hold over a $400 annual value.  On November 25th, all Junior Canes were invited to receive free admission to the University of Miami vs. Boston College ACC Conference football game.  Club members also received free admission to select men’s and women’s basketball games, as well as to select baseball games. By using their exclusive membership card, they also received free admission to all home women’s soccer and women’s volleyball games.  There are multi-child discounts, with the second child (and each additional child) per household receiving 50% off the monthly fee (only $4.99 per month per additional child).  The Company will share equally revenues from net membership fees with the University of Miami. For the three and six months ended June 30, 2012, the Company did not generate any significant revenues or incur significant expenses from this Partnership with the University of Miami.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  This site will give kids the opportunity to view photos of their favorite players and teams, get up to date news on games and events, view videos of popular TV shows and celebrities and play online games.  Similar to the Junior Canes Club, they will be able to create their own personal profile page.  The site will also feature an event calendar so the members can stay informed of upcoming games, fan celebrations, etc.   In addition, there will be several sweepstakes throughout the year for an opportunity to meet a national celebrity.   The Company is still in the process of finalizing the details concerning the membership benefits and fees. During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter, the second $25,000 installment was paid during the second quarter and the remaining payments will be made monthly over a period of two years upon receipt of the completed site.

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Clubs LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and will receive an additional $1,500,000 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% interest.  The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs LLC has been consolidated in these financial statements with amounts attributable to the non-controlling interest presented as a separate component of shareholders’ equity.   Except as noted in the preceding paragraph, the Company did not incur any liabilities or derive any revenue from this agreement during the second quarter of 2012.

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

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the three and six months ended June 30, 2012 the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, currently not set to expire until June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the three and six months ended June 30, 2012, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three and six months ended June 30, 2012 and June 30, 2011

The Company has revenues of $998,582 and $197,824 from licensing and production fees for the three months ended June 30, 2012 and 2011 respectively and $998,582 and $472,824 for the six months ended June 30, 2012 and 2011, respectively.    Revenue for the three months ended June 30, 2012 was related to completion of its production “Hiding”.  $197,824 of revenues for the six months ended June 30, 2011 was related to Producers fees and $275,000 was for an agreement to sell the German language licensing rights of Dolphin Secure to Dolphin Germany Media, an unrelated company.

General and administrative costs increased by approximately $385,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  This increase is primarily due to personnel costs. The Company has accrued $62,500 of compensation and $250,000 quarterly bonus for 2012 for its CEO.  The Company is currently finalizing the terms of the employment agreement but has accrued for costs as per current discussions. During the quarter ended June 30, 2012, the Company made a payment of $100,000 as a charitable contribution.  General and administrative costs increased by approximately $914,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  This increase is mainly due to a $700,000 increase in personnel costs mostly related to accrued compensation for our CEO as discussed above.  The Company also made payments totaling $200,000 as a charitable contribution during the six months ended June 30, 2012. Web costs increased by $21,000 and $41,000 respectively for web costs for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. This is attributable to the development of the kids club website that the Company has expensed.  Travel costs increased by $15,000 and $26,000 respectively during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due to travel to web series production sites and several meetings to negotiate new business.  Professional fees decreased by $76,000 for the six months ended June 30, 2012  as compared to the six months ended June 30, 2011 mostly due to legal fees since the Company settled litigation in the first quarter of 2011and costs incurred during the second quarter of 2011 to restate the first quarter 10Q.  The Company also decreased its Public Relations costs for the same periods by $90,000 by terminating a contract that it had with a Public Relations firm.  Rent and office expenses increased by approximately $20,000 during the six months ended June 30, 2012 as compared to six months ended June 30, 2011 due to new office space.

 Interest expense increased by approximately $85,000 for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011 mostly due to an increase in the principal balance of the note from our CEO and interest on the promissory notes totaling $1,500,000.

During the six months ended June 30, 2012, the Company deconsolidated a Canadian subsidiary and recognized a gain on deconsolidation of $293,730, mostly from third party liabilities.  It also wrote off accumulated other comprehensive income of $65,235 related to foreign currency translations.

The net loss was $1,588,825 or $(.01) per share based on  64,190,987 weighted average shares outstanding for the quarter ended June 30, 2012 compared to a loss of $435,225 or $(.00) per share based on 64,190,987 weighted average shares outstanding for the quarter ended June 30, 2011. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $683,163 for the six months ended June 30, 2011, to $1,951,010 for the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company capitalized additional production costs of $1,604,539 related to web series production. During the six months ended June 30, 2012, the Company amortized $960,983 of capitalized production costs related to its first production.  The Company also deferred $1,080,000 of revenue received from a sponsorship agreement for a web series that will be completed in the fourth quarter of 2012. Other Current assets increased by $200,482 because of the costs incurred and deferred to produce the iOS app for the upcoming web series.  The Company decreased its accounts payable by $187,932 by paying down certain vendors on a monthly basis.   Other current liabilities decreased by $182,597 mostly due to the accrual of compensation for its CEO in the amount of $625,000 offset by $875,000 of production liability paid.  On March 23, 2012, one of the Company’s Canadian subsidiaries filed for bankruptcy in Canada.  The Company recognized a gain on deconsolidation in the amount of $293,730 related to write off of third party liabilities.  It also recognized a loss related to the write off of Accumulated Other Comprehensive Income that was due to foreign exchange translations. During the first six months of 2011, the Company had a decrease of deferred revenue in the amount of $352,823 related to revenues from a license agreement and production revenue recognized in that period.

Cash Flows used in investing activities increased by $13,835 for the six months ended June 30, 2012.  This increase is related to purchase of fixed assets for the Company’s new offices.

Cash flows from financing activities increased by $2,050,000 during the six months ended June 30, 2012.  This is due to loans received in return for unsecured promissory notes signed by the Company in the amount of $1,050,000.  On May 21, 2012, the Company entered into an agreement with the note holder to convert the promissory notes, an additional $750,000 received during the second quarter and $750,000 to be received by November 15, 2012 to a 25% interest of Dolphin Kids Clubs LLC.    In addition, the Company received $250,000 for 1,000,000 shares of its common stock.   During the six months ended June 30, 2011, cash flows from financing activities increased mainly due to advances from our CEO in the net amount of $254,000, proceeds received from pay down of warrants in the amount of $100,000 and proceeds from revenue sharing agreements related to web series productions in the amount of $995,000.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2011, our accumulated deficit as of December 31, 2011, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.

The Company will have revenues from its web series business in 2012. During the quarter ended June 30, 2012, it completed  its first production, “Hiding” and recorded revenues in the amount of $998,582.  In addition, the Company has begun production of another web series that should be completed in the fall of 2012 and is expected to derive revenues by year end.  It has entered into agreements for this web series and received payments of $1,080,000 during the first quarter of 2012. On May 21, 2012, the Company entered into an agreement with the note holder to convert these Promissory Notes into a 25% member interest in a newly formed entity called Dolphin Kids Clubs LLC. As part of the agreement, the note holder contributed an additional $750,000 during the quarter ended June 30, 2012 and will contribute an additional $750,000 by November 15, 2012. During the second quarter ended June 30, 2012, the Company received $250,000 from the sale of 1,000,000 common shares.  Subsequent to quarter end, the Company received $300,000 for an unsecured promissory note, payable on demand and bearing interest at 10% per annum.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2011, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the six months ended June 30, 2012, except as follows:

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company has deferred the costs of certain advertising related to a universal iOS app until the app is available and the advertisement takes place.

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

Other recent Accounting Standards Updates not effective until after June 30, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Managements Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 as required by Securities and Exchange Act Rule 13a-15(c). Based on that assessment, management identified the following material weakness:

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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011 and review of quarter ended June 30, 2012, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:

● There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.

● Reconciliations are performed on all balance sheet accounts, including non-controlling interest, on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.

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

On May 21, 2012, the Company entered into an agreement with a note holder to convert Company notes in the principal amount of $1,500,000 into a 25% member interest in a newly formed subsidiary of the Company, Dolphin Kids Clubs, LLC.  The member interests were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The purchaser received current information relating to the Company and Dolphin Kids Clubs, LLC, and had the ability to ask questions about each entity.

On June 8, 2012, the Company received $250,000 for the sale of 1 million shares of the Company’s Common Stock to an accredited investor.  The shares of Common Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  The purchaser received current information relating to the Company and had the ability to ask questions about the Company.  Certificates representing the shares of Common Stock will be issued with appropriate restrictive legends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 16, 2012.

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer and Principal Financial Officer