Form 10-K
period 2012-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2014-04-23
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $1,561,957

Indicate the number of shares outstanding of the registrant’s common stock as of April 23, 2014 is 81,892,352.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS
FORM 10-K

Page

PART V — FINANCIAL INFORMATION – QUARTERLY

ITEM 1. FINANCIAL STATEMENTS	60

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited), June 30, 2012 (unaudited), March 31, 2012 (unaudited) and December 31, 2011 and September 30, 2011 (unaudited), June 30, 2011 (unaudited), March 31, 2011 (unaudited) and December 31, 2010.	60

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2012 and September 30, 2011 (unaudited), three and six months ended June 30, 2012 and June 30, 2011 (unaudited) and the three months ended March 31 2012 and March 31, 2011 (unaudited)	62

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 (unaudited), six months ended June 30, 2012 and June 30, 2011 and three months ended March 31, 2012 and March 31, 2011 (unaudited)	65

Notes to Condensed Consolidated Financial Statements (unaudited)	69

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	85

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	97

ITEM 4. CONTROLS AND PROCEDURES	97

PART VI — OTHER INFORMATION-QUARTERLY	100

ITEM 1. LEGAL PROCEEDINGS	100

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	101

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	101

ITEM 4. MINE SAFETY DISCLOSURES	101

ITEM 5. OTHER INFORMATION	101

ITEM 6. EXHIBITS	101

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

References in this Form 10-K to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its consolidated subsidiaries, Dolphin Digital Media (Canada) Inc., Anne’s World Limited, Curtain Rising Inc., Cybergeddon Productions LLC, Hiding Digital Productions, LLC and Dolphin Kids Clubs LLC.

EXPLANATORY NOTE

This annual report on Form 10-K is a comprehensive filing for the fiscal year ended December 31, 2012 and the quarter ended September 30, 2012.  In addition, as part of this comprehensive filing, we are amending our previously filed annual 10-K reports for the years ended December 31, 2011 and 2010 and previously filed quarterly reports on Form 10-Q for the interim periods ended June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011. This is our first periodic filing since the second quarter of 2012.

During the quarter ended September 30, 2012, the Company identified errors related to the accounting of an anti-dilution agreement that had been granted to our CEO, Bill O’Dowd, on June 23, 2008 as part of the Purchase agreement on that date. Under the terms of the agreement, Mr. O’Dowd was to receive the number of common shares necessary to maintain his fifty one percent shareholding each time a third party was issued shares or exercised options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any shares of our common stock, for a period of five years.   On September 13, 2012, the Company issued 17,701,365 common shares to Mr. O’Dowd in compliance with the agreement.  The Company evaluated the accounting for the common shares issued and determined that the anti-dilution provision should have been recorded as a liability and changes in the fair value recorded through earnings at each reporting period.  The Company is amending the previously filed annual and quarterly reports as discussed above that were materially affected by this error.  See Note 10 for further discussion on the valuation of the derivative liability.

In addition, below we are presenting the effects of the correction for the quarters and years ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009,  September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008.  The information provided below has not been audited and is meant to provide information to the readers of these financial statements.

September 30, 2010	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$3,525,202	$339,501	$3,864,703
Stockholders’ Deficit	$(1,269,728)	$(339,501)	$(1,609,229)
Quarterly Statement of Operations
Net Loss	$(431,633)	$350,100	$(81,533)
Weighted Average Shares	62,107,736	18,478,046	80,585,782
Loss Per Share	$(0.01)		$(0.00)

YTD Statement of Operations
Net Loss	$(2,627,365)	$746,696	$(1,880,669)
Weighted Average Shares	60,786,041	16,948,515	77,734,556
Loss Per Share	$(0.04)		$(0.02)

Statement of Cash Flows
Net Loss	$(2,627,365)	$746,696	$(1,880,669)
(Gain) loss on change in fair value of derivative liability	$-	$(746,696)	$(746,696)
June 30, 2010	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$3,575,282	$689,601	$4,264,883
Stockholders’ Deficit	$(1,662,060)	$(689,601)	$(2,351,661)

Quarterly Statement of Operations
Net Loss	$(604,082)	$463,229	$(140,853)
Weighted Average Shares	61,076,413	16,214,516	77,290,929
Loss Per Share	$(0.01)		$(0.00)

YTD Statement of Operations
Net Loss	$(2,195,049)	$396,596	$(1,798,453)
Weighted Average Shares	60,540,104	15,788,594	76,328,698
Loss Per Share	$(0.04)		$(0.02)

Statement of Cash Flows
Net Loss	$(2,195,049)	$396,596	$(1,798,453)
(Gain) loss on change in fair value of derivative liability	$-	$(396,596)	$(396,596)
March 31, 2010	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$3,450,233	$1,152,830	$4,603,063
Stockholders’ Deficit	$(1,726,595)	$(1,152,830)	$(2,879,425)

Quarterly Statement of Operations
Net Loss	$(1,590,967)	$(66,633)	$(1,657,600)
Weighted Average Shares	59,997,836	15,325,318	75,323,154
Loss Per Share	$(0.03)		$(0.02)

Statement of Cash Flows
Net Loss	$(1,590,967)	$(66,633)	$(1,657,600)
(Gain) loss on change in fair value of derivative liability	$-	$66,633	$66,633

December 31, 2009	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$3,427,608	$1,086,197	$4,513,805
Stockholders’ Deficit	$(1,912,499)	$(1,086,197)	$(2,998,696)

YTD Statement of Operations
Net Loss	$(4,919,741)	$2,925,727	$(1,994,014)
Weighted Average Shares	53,926,712	14,166,772	68,093,484
Loss Per Share	$(0.09)		$(0.03)

Statement of Cash Flows
Net Loss	$(4,919,741)	$2,925,727	$(1,994,014)
(Gain) loss on change in fair value of derivative liability	$-	$(2,925,727)	$(2,925,727)
September 30, 2009	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$3,3,443,148	$2,076,387	$5,519,535
Stockholders’ Deficit	$(1,835,483)	$(2,076,387)	$(3,911,870)

Quarterly Statement of Operations
Net Loss	$(1,972,700)	$177,578	$(1,795,122)
Weighted Average Shares	53,855,596	9,276,006	63,131,602
Loss Per Share	$(0.04)		$(0.03)

YTD Statement of Operations
Net Loss	$(3,950,248)	$1,935,537	$(2,014,711)
Weighted Average Shares	52,322,109	8,239,263	60,561,372
Loss Per Share	$(0.08)		$(0.03)

Statement of Cash Flows
Net Loss	$(3,950,248)	$1,935,537	$(2,014,711)
(Gain) loss on change in fair value of derivative liability	$-	$(1,935,537)	$(1,935,537)
June 30, 2009	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$2,611,118	$2,253,965	$4,865,083
Stockholders’ Deficit	$(1,293,376)	$(2,253,965)	$(3,547,341)

Quarterly Statement of Operations
Net Loss	$(692,874)	$529,041	$(163,833)
Weighted Average Shares	51,412,261	6,310,834	57,723,095
Loss Per Share	$(0.01)		$(0.00)

YTD Statement of Operations
Net Loss	$(1,977,548)	$1,757,959	$(219,589)
Weighted Average Shares	52,942,556	3,507,953	56,450,509
Loss Per Share	$(0.04)		$(0.00)
Statement of Cash Flows
Net Loss	$(1,977,548)	$1,757,959	$(219,589)
(Gain) loss on change in fair value of derivative liability	$-	$(1,757,959)	$(1,757,959)

March 31, 2009	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$2,202,056	$2,783,006	$4,985,062
Stockholders’ Deficit	$(1,254,804)	$(2,783,006)	$(4,037,810)

Quarterly Statement of Operations
Net Loss	$(1,284,674)	$1,228,918	$(55,756)
Weighted Average Shares	49,236,904	2,603,548	51,840,452
Loss Per Share	$(0.03)		$(0.00)

Statement of Cash Flows
Net Loss	$(1,284,674)	$1,228,918	$(55,756)
(Gain) loss on change in fair value of derivative liability	$-	$(1,228,918)	$(1,228,918)
December 31, 2008	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$1,516,030	$4,011,924	$5,527,954
Stockholders’ Deficit	$(650,894)	$(4,011,924)	$(4,662,818)

YTD Statement of Operations
Net Loss	$(14,716,881)	$19,802	$(14,697,079)
Weighted Average Shares	35,521,287	140,046	35,661,333
Loss Per Share	$(0.41)		$(0.41)

Statement of Cash Flows
Net Loss	$(3,398,772)	$19,802	$(3,378,970)
(Gain) loss on change in fair value of derivative liability	$-	$(19,802)	$(19,802)

September 30, 2008	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$407,198	$4,421,041	$4,828,239
Stockholders’ Equity (Deficit)	$9,275	$(4,421,041)	$(4,411,766)

Quarterly Statement of Operations
Net Loss	$(650,934)	$(389,314)	$(1,040,248)
Weighted Average Shares	47,183,793	32,474	47,216,267
Loss Per Share	$(0.01)		$(0.02)

YTD Statement of Operations
Net Loss	$(2,453,870)	$(389,314)	$(2,843,184)
Weighted Average Shares	30,937,314	141,457	30,795,857
Loss Per Share	$(0.08)		$(0.09)
Statement of Cash Flows
Net Loss	$(2,453,870)	$(389,314)	$(2,843,184)
(Gain) loss on change in fair value of derivative liability	$-	$389,314	$389,314

June 30, 2008	(Unaudited) As Filed	(Unaudited) Adjustment	(Unaudited) Restated
Balance Sheet
Total Liabilities	$485,033	$4,031,726	$4,516,759
Stockholders’ Deficit	$(168,700)	$(4,031,726)	$(4,200,426)

Quarterly Statement of Operations
Net Loss	$(958,943)	$-	$(958,943)
Weighted Average Shares	23,625,658	-	23,625,658
Loss Per Share	$(0.04)		$(0.04)

YTD Statement of Operations
Net Loss	$(1,815,279)	$-	$(1,815,279)
Weighted Average Shares	22,517,594	-	22,517,594
Loss Per Share	$(0.08)		$(0.08)

Statement of Cash Flows
Net Loss	$(1,815,279)	$-	$(1,815,279)

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

The growth of online video viewing is well-documented.  While all major demographics have experienced an increase in online video viewing for several years in a row, it is worth mentioning the tremendous potential of the “tween” and “teen/young adult” space online.  According to a study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. This creates a huge opportunity for quality content for this audience, which increasingly turns to the internet to source its entertainment options. Advertisers have taken notice, with leading digital-marketing research firm eMarketer estimating that online video ad spending (the fastest-growing advertising segment) will surpass $5 billion in the United States of America alone by 2014.

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

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club in this upcoming back-to-school season.  These are perfect examples of high-quality brands with tremendous reach to children nationwide that will benefit from the engagement that comes from a highly entertaining and informative Kids Club.  The Company has not generated any material revenue and has incurred approximately $50,000 of expenses related to the Kids Clubs.

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

Dolphin Digital Studios

During the years ended December 31, 2012 and 2011, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the twelve months ended December 31, 2012 were incurred related to Dolphin Digital Studios.

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

For the year ended December 31 2012, the Company recognized revenues of $3,863,935 and cost of revenues of $3,416,145 related to Dolphin Digital Studios. For the year ended December 31, 2011, the Company did not have any revenues or costs of revenues related to the production of web series. Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models).  For the year ended December 31, 2011, the Company received $895,000 from investors to finance the production of web series through Equity Finance Agreements.  For the year ended December 31, 2012, the Company received an additional $105,000 from an investor through an Equity Finance Agreement.   Funding received through these investments is meant to help finance the costs of the web series.  On January 1, 2013, the production “cycle” will cease and the Investors will be entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross production revenues to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2012 and December 31, 2011. The Company has invested these funds in eleven projects.  Only one of the productions was completed as of December 31, 2012 and there was no producer gross revenue as defined in the Equity Finance Agreements as of December 31, 2012.  The Company expects to have gross producer revenues subsequent to year end at which time the investors will receive their pro rata share of the revenue.

Dolphin Digital Studios expects to produce several web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

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

Warner Bros. Digital Distribution Partnership

Dolphin Digital Studios’ first web series was co-financed through an agreement with Dolphin Entertainment and Warner Bros. Digital Distribution.

The first title produced under this agreement is the action-packed high school spy thriller Aim High from multi-talented Executive Producer and Director McG (Director of Charlie’s Angels, Terminator: Salvation and Executive Producer of television series Chuck and Supernatural).

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

“H+”

Dolphin Digital Studios’ never became involved with the production of the second web series in this partnership  (“H+”) and subsequently focused its resources on the production of Cybergeddon.

Cybergeddon

On March 30, 2012, the Company announced its new project Cybergeddon.  Anthony Zuiker, the visionary creator of the CSI franchise and his production company Dare to Pass, and Yahoo, Inc. the premier digital media company have partnered with Dolphin Digital Studios for this ground breaking motion picture event which will bring to life the growing threat of cybercrime.  True to his storytelling form, Zuiker engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  Cybergeddon was released September 25, 2012, through Yahoo’s global online distribution.

During the first quarter of 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The company entered into agreements with certain vendors and in compliance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and has recorded revenues of approximately $2,900,000 related to this production during the year ended December 31, 2012.  The Company has begun to amortize the capitalized production costs using the individual film forecast computation method and has amortized costs of approximately $1,973,000 related to this production.   As of December 31, 2012, the Company has capitalized production costs, net of accumulated amortization and estimated tax credits, of approximately $663,000 that are recorded in the Consolidated Balance Sheets as capitalized production costs.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during the year ended December 31, 2012.

Subsequent to year end, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

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

This relationship with Cambio ensures a premium online distribution partner for the upcoming slate of teen/young adult web series from Dolphin Digital Studios. As of December 31, 2012, no productions associated with this partnership have been completed.

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

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the enhanced Coca-Cola Junior Canes Club, an exciting fan club for children that combines unique “real-world” offerings with an engaging online experience.  The core of the Junior Canes Club is a fun and unique fan experience online at www.juniorcanesclub.com.  Junior Canes Club members can ask their favorite player or coach a question, see exclusive videos and photos from University of Miami athletics, play online games, create and customize their own personal profile page, take fan polls, and much more.  The Junior Canes Club is open to children 12-years of age and younger.  A registration fee of $20 provides each Junior Canes Club member with a Welcome Kit, which includes an Official Coca-Cola Junior Canes T-shirt, a membership card, and an autographed photo from Sebastian the Ibis. Each month thereafter is only $9.99, and entitles Junior Canes Club members to an array of benefits, both at sporting events and online, which currently hold over a $400 annual value.  On November 25th, all Junior Canes were invited to receive free admission to the University of Miami vs. Boston College ACC Conference football game.  Club members also received free admission to select men’s and women’s basketball games, as well as to select baseball games. By using their exclusive membership card, they also received free admission to all home women’s soccer and women’s volleyball games.  There are multi-child discounts, with the second child (and each additional child) per household receiving 50% off the monthly fee (only $4.99 per month per additional child).  The Company will share equally revenues from net membership fees with the University of Miami. For the years ended December 31, 2012 and 2011, the Company did not generate any significant revenues from this Partnership with the University of Miami.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  This site will give kids the opportunity to view photos of their favorite players and teams, get up to date news on games and events, view videos of popular TV shows and celebrities and play online games.  Similar to the Junior Canes Club, they will be able to create their own personal profile page.  The site will also feature an event calendar so the members can stay informed of upcoming games, fan celebrations, etc.   In addition, there will be several sweepstakes throughout the year for an opportunity to meet a national celebrity.   The Company is still in the process of finalizing the details concerning the membership benefits and fees. During the first quarter of 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter, the second $25,000 installment was paid during the second quarter and the remaining payments will be made monthly over a period of two years upon receipt of the completed site.

.
On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012  for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of December 31, 2012, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.  Except as noted in the preceding paragraph, the Company did not incur any liabilities or derive any revenue from this agreement during the year ended December 31, 2012.

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

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the years ended December 31, 2012 and 2011, the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, currently not set to expire until June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the years ended December 31, 2012, 2011 and 2010, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Corporate History

Dolphin Digital Media, initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. We were inactive between the years 1995 and 2003.

On June 23, 2008, we obtained an exclusive license to Dolphin Entertainment’s family entertainment brand properties through the acquisition of 100% of the capital stock of Dolphin Digital Media (“DDM”), a newly formed Delaware corporation wholly owned by Mr. O’Dowd. In consideration of the acquisition, we issued 24,063,735 shares of our common stock (constituting fifty-one percent of our issued and outstanding common stock) to Mr. O’Dowd, and appointed Mr. O’Dowd our Chief Executive Officer and Chairman of the Board of Directors. At the time of the acquisition, DDM was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties. This license was the sole asset of DDM at the time of the acquisition, and DDM had not yet commenced planned principal operations. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that we pay to Dolphin Entertainment royalties at the rate of fifteen percent of our net sales from performance of the licensed activities. The acquisition was accounted for as a reverse merger and the goodwill was immediately impaired.

On July 29, 2008, we amended our Articles of Incorporation to change our name from Logica Holdings, Inc. to Dolphin Digital Media, Inc.

On August 4, 2011, the Company incorporated its wholly owned subsidiary Hiding Digital Productions, LLC.

On March 6, 2012, the Company incorporated its wholly owned subsidiary Cybergeddon Productions, LLC.

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  A note holder converted $1,500,000 of notes payable and contributed an additional $1,500,000 during the year ended December 31, 2012, for a 25% interest in Dolphin Kids Clubs, LLC.  The Company will develop and maintain the kids club websites for its 75% interest in the entity.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.

ITEM 1A. RISK FACTORS.

The Company has limited historical operations and we urge you to consider our likelihood of success and prospects in light of risks, expenses and difficulties encountered by entities at similar stages. The following is a summary of certain risks we face but they are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Certain Risk Factors Relating to our Business

Our independent auditors have expressed that there is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2012, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended December 31, 2012, 2011 and 2010 and our levels of working capital as of December 31, 2012, 2011 and 2010.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional capital.

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

The following terms of our October 2007 financing, as amended, will make obtaining additional financing with acceptable terms more difficult and/or expensive: (i) no dividends may be paid with respect to common stock while the Preferred Stock is outstanding, unless said dividends are paid pro rata to the holders of the Preferred Stock; (ii) as long as the Preferred Stock is outstanding, the Company may not, without the approval of the holders of the Preferred Stock, authorize or create authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Preferred Stock; (iii) the Preferred Stock is entitled to a $0.25 per share preferred distribution, prior to any distribution to holders of common stock, upon a liquidation of the Company; and (iv) for a period of 5 years post closing, the Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock exclusive in all cases of stock splits, stock dividends, recapitalization and other similar rights, or, a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering.

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

Our future success will depend to a significant extent on the continued services of William O’Dowd, who conceived the business and overall operating strategy, and has been most instrumental in assisting us in raising capital and currently serves as our CEO. The Company entered into a three year employment agreement with Mr. O’Dowd effective January 1, 2012.  Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

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

Our common stock is currently traded on pink sheets of the OTC Bulletin Board, not on a national securities exchange. Therefore, our common stock is thinly traded, the market for purchases and sales of our common stock is limited and the sale of a limited number of shares could cause the price to fall significantly. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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
We have identified  material weaknesses in our internal control over financial reporting and our business and stock price may be adversely affected if we do not adequately address those weaknesses.

The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of the date of this report, we do not own any real property.  The Company leases office space at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. In 2012, the Company opened an office in Los Angeles, California and currently leases office space at 10880 Wilshire Boulevard, Suite 1101, Los Angeles, California 90024.   We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that it agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed a motion to dismiss this case and no further action has been taken in this case.  The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

 PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock was traded on the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol “DPDM.OB from November 2, 2006 to November 29, 2012.  Pursuant to NASD Rule 6530 (c), effective November 29, 2012, our securities were removed from quotation on the OTCBB for not meeting our reporting requirements three times in a 24 month period.  Our shares are currently quoted on the “pink sheets” of the over the counter market under the symbol “DPDM”.  We intend to become current in our filings beginning with the quarterly report on Form 10-Q for the quarter ended June 30, 2014.   The high and low bid information for each quarter since January 1, 2010, as quoted on the OTC, is as follows:

Quarter	High Bid	Low Bid

Fourth Quarter 2012	$.08	$.04
Third Quarter 2012	$.16	$.10
Second Quarter 2012	$.10	$.04
First Quarter 2012	$.13	$.08

Fourth Quarter 2011	$0.18	$0.08
Third Quarter 2011	$0.25	$0.09
Second Quarter 2011	$0.10	$0.05
First Quarter 2011	$0.13	$0.08

Fourth Quarter 2010	$0.13	$0.08
Third Quarter 2010	$0.22	$0.09
Second Quarter 2010	$0.40	$0.16
First Quarter 2010	$0.39	$0.20

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

Holders

As of April 9, 2014, an aggregate of 81,892,352 shares of our common stock were issued and outstanding and were owned by approximately 275 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

Equity Compensation Plan Information

On September 7, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan.  No awards have been issued related to this plan.

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

Results for the years ended December 31, 2012, 2011 and 2010

For the year ended December 31, 2012, the Company had revenues of approximately $3,864,000.  These revenues were derived from the completion of two productions, “Hiding” and “Cybergeddon”.For the year ended December 31, 2011, the Company had revenues of $472,824.  This was primarily derived from the sale of the licensing rights of Dolphin Secure in Germany to an unrelated German company for $275,000.  In addition, the Company completed post production services for Wazzup Productions earning $97,824 and earned $100,000 from a related party (Dolphin Entertainment), for production services rendered for “AIM High”.  The Company did not generate any revenue in 2010.

General and administrative costs increased by $2,069,935 from $1,768,860 in 2011 to $3,838,795 in 2012. The net increase is mainly due to an increase in compensation expense of $1,250,000 related to the employment agreement with our CEO, increase of approximately $130,000 of commission expense related to packaging fees for our production Cybergeddon, $320,000 for an iOS and Android app used to advertise the production Cybergeddon, and $200,000 of charitable donations.  The General and administrative costs decreased by $2,641,297 from $4,410,157 in 2010 to $1,768,860 in 2011.  This net decrease is primarily due to an impairment of website development costs in 2010 in the amount of $2,166,143; an impairment of $170,500 in 2010 for advances made to an unrelated party, a decrease of $146,000 in outside consulting agreements that were not renewed in 2011; $192,500 decrease in legal fees because of litigation that was settled in early 2011 and $120,000 reserved in 2010 for contingencies associated with tax penalties.  Rent increased in 2011 by $14,000 and payroll costs increased by $112,900 due to new employees hired.
Finance charges decreased from $948,466 in 2010 to $0 in 2011.  This is primarily due to expenses related to the re-pricing of stock warrants in 2010. There were no finance charges for the years ended December 31, 2012.

Interest expense increased by $194,112 from $142,137 in 2011 to $336,249 in 2012. The increase is mainly due to interest on the revolving line of credit from our CEO and interest incurred on unpaid compensation expense to our CEO.  Interest expense decreased by $56,794 from $198,931 in 2010 to $142,137 in 2011 mainly due to a charge in 2010 of $57,000 for the amortization of a discount on convertible debt that was converted to preferred stock during 2010.

Other income decreased by $159,453 from $208,593 in 2011 to $49,140 in 2012.  In May of 2012, interest incurred on several promissory notes that were converted to equity in a subsidiary were forgiven and the extinguishment of debt was recorded against Other income.  Other income increased by $208,593 from $0 in 2010 to $208,593 in 2011 due to proceeds from litigation that was settled in early 2011 and the settlement with certain vendors for outstanding accounts payable for amounts less than what was owed.

The net loss was $3,385,964 or $(0.04) per share based on 81,892,352 weighted average shares outstanding for the year ended December 31, 2012, $1,227,119 or $(0.01) per share based on 81,892,352 weighted average shares outstanding for the year ended December 31, 2011 and a loss of $4,767,854 or $(0.06) per share based on 78,782,547 weighted average shares outstanding for the year ended December 31, 2010.  The increase in net loss between 2012 and 2011 and the decrease in net loss between 2010 and 2011 was related to the factors discussed above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $2,252,458 for the fiscal year ended December 31, 2011 to $2,959,422 for the fiscal year ended December 31, 2012. During 2012, the Company increased its capitalized production costs by $2,627,891 of which $238,727 was outstanding as of December 31, 2012 and included in other current liabilities. The Company decreased its accounts payable by $230,267 during 2012 by paying down certain vendors on a monthly basis and also by $293,730 through the deconsolidation of its foreign subsidiaries.  Other current liabilities decreased by $625,030 in 2012 mainly due to $916,000 of tax credits on its productions being applied against the liability to the unrelated production company.  Accrued compensation increased by $1,250,000 from December 31, 2011 to December 31, 2012 due to the employment agreement signed with our CEO.  Rent expense increased during the same period by approximately $43,500 due to the Company’s new office space in Florida and the opening of the California office.  Other current assets increased by $217,241 due to a producer’s fee of $150,000 and sales on one of the productions.  Cash flows used in operating activities increased from $1,411,189 for year ended December 31, 2010, to $2,252,659 for the year ended December 31, 2011.  During 2011, the Company capitalized costs of $1,538,251, of which $1,294,120 was outstanding as of December 31, 2011 and is included in other current liabilities, related to the production of a web series.  The Company also recognized $352,823 of revenue that had been deferred as of December 31, 2010.   During 2011, the Company also decreased its accounts payable by paying down certain vendors on a monthly basis and negotiating a partial write off in the amount of $76,481 with a certain vendor.  During 2010, the Company incurred a net loss from operations of $4,837,674 that was mainly offset by impairment of an internally developed website in the amount of $2,166,143 and an advance in the amount of $170,500. In addition during 2010, the company received payments under revenue contracts that were deferred for revenue recognition until 2011. During 2010, the Company also received $1,500,000 from the pay down of warrants and received $171,145 of loans from our CEO.

During 2012, cash flows used for investing activities increased by $10,383 from the cash flows used for investing activities during 2011, mostly due to purchases of computer and computer equipment.  Cash flows used in investing activities decreased by $1,122,100 from $1,128,375 for the year ended December 31, 2010 to $6,275 for the year ended December 31, 2011. During the year ended December 31, 2010, the Company capitalized $957,875 for web-site development and advanced funds in the amount of $170,500 to 24eight, LLC. During the year ended December 31, 2011, the company purchased $6,275 in property and equipment.

           Cash flows from financing activities increased from $2,276,021 in 2011 to $3,240,000 for the year ended December 31, 2012.  During 2012, the Company sold 1,000,000 common shares for $250,000 and 7,000,000 warrants with an exercise price of $0.25 for $35,000. During 2012 and 2011, the Company received $105,000 and $995,000 respectively related to the revenue participation agreements.  We also received $1,350,000 and $450,000 respectively in 2012 and 2011 as proceeds against promissory notes.  $1,500,000 of these proceeds were converted and an additional $1,500,000 were received for a 25% equity in a subsidiary of the Company.  Cash flows from financing activities decreased from $2,467,993 for the year ended December 31, 2010 to $2,276,021 for the year ended December 31, 2011.  During the years ended December 31, 2011 and 2010, the Company received $794,521 and $171,145 of advances, respectively, from our CEO and repaid $78,500 and $320,000, respectively.  The Company also received $125,000 in 2011 and $1,500,000 in 2010 for the re-pricing of stock warrants.  During the year ended December 31, 2011, we received $995,000 of proceeds from revenue participation agreements for the Kids Clubs and the web series productions that are accounted for as debt.  During the year ended December 31, 2010, the Company received $1,123,000 from the sale of common stock.  The Company received $450,000 of proceeds in 2011 in return for an unsecured note payable to an unrelated party.

As of December 31, 2012, 2011 and 2010 the Company had cash of $282,675, $18,755, $1,467 and a working capital deficit of $5,477,532, $6,265,655 and $3,607,832 respectively.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2012, 2011 and 2010 our accumulated deficit as of December 31, 2012, 2011 and 2010 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.    Subsequent to year end, the Company negotiated a verbal agreement with a related party to provide production services on an ongoing basis for $2,000,000 a year.  The agreement is effective April 1, 2013 and is for an initial period of two years.   During 2012, the Company generated revenues totaling $3,863,935 from two productions. Subsequent to year end it continued to generate international sales from one of those productions, received a producer’s fee of $150,000 and received loans totaling $2,500,000 from its CEO.

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

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company expensed $423,224 in advertising costs for certain web productions during the year ended December 31, 2012 and had $0 advertising costs for the years ended December 31, 2011 and 2010.

Capitalized Production Costs

We capitalize costs incurred for film production including costs to develop, acquire and produce films in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.  These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films.. Film costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates are likely to differ to some extent in the future from actual results.  Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized deferred production costs to its estimated fair value. Our management estimates the ultimate revenue based on existing contract negotiations with domestic distributors and international buyers as well as management’s experience with similar productions in the past.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations.  For the year ended December 31, 2012, the Company impaired approximately $229,000 of capitalized production costs.  No impairments were recorded for the years ended December 31, 2011 and 2010.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we entered into an agreement to provide anti-dilution protection to our CEO for his 51% of outstanding shares.  Since the instrument did not meet the criteria for equity classification, it was required to be carried as a freestanding derivative instrument, at fair value, in our consolidated financial statements.

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

We estimated the fair values of the derivative financial instruments using a Monte Carlo simulation that was considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we considered, among other factors, the nature of the instrument, the market risks that it embodied and the expected means of settlement. Estimating fair values of the derivative financial instruments required the development of significant and subjective estimates that may have changed over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since the derivative financial instruments were initially and subsequently carried at fair values, our income or loss reflected the volatility in the changes to these estimates and assumptions.

The Company adopted a sequencing policy for the latest-inception or maturity-date first for share reclassification as it relates to the total authorized and unissued common shares. The Company reviewed its classification of all contracts (warrants, issuable anti-dilution shares, convertible preferred shares and contingent shares) and concluded that their current classification is appropriate based upon the Company’s sequencing policy set forth in ASC 815-40-35-12 & 13 and that is has sufficient authorized and unissued shares.

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

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. This new guidance is effective for us beginning with our financial statements issued for the quarterly period ending March 31, 2012 (with early adoption permitted), although in December 2011, the FASB deferred the effective date for the presentation of reclassification adjustments pending further Board deliberation.  The Company currently presents comprehensive income in one continuous statement and therefore adoption of this guidance does not impact current presentation of the financial statements.

In October 2012, the FASB issued new guidance on the Impairment Assessment of Unamortized Film Costs, ASU 2012-07, Entertainment –Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. The amendment in this ASU requires that if evidence of a possible need for a write down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the condition leading to the write off existed at the balance sheet date and therefore requires that those conditions be incorporated into the fair value measurement as of the balance sheet date.  The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by the market participants at the measurement date.

For SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012.  For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013.  The amendments resulting from this ASU should be applied prospectively.  Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for all other entities, have not yet been made available for issuance.  We adopted this guidance during the fourth quarter when performing our impairment analysis for the year ended December 31, 2012.

Other recent Accounting Standards Updates not effective until after December 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, 2011 and 2010 we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 2012, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2012, due to material weaknesses identified as follows:

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2012, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.
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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2012, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
●There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.
● Reconciliations are performed on all balance sheet accounts, including noncontrolling interest on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
● Journal entries are initiated and posted by an outside accounting consultant.  However there is no review and approval for the posting of journal entries.
After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2012, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:
● One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secured location.
● The same individual mentioned above reconciles the bank accounts with no formal review process.
● One individual has sole access to our information technology system to initiate, process and record financial information.  We have not developed any internal controls related to information technology systems including change management, physical security, access or program development.
After a review of our current accounting process and the individuals involved, management concluded that the inadequate documented review and approval process represented a material weakness.

●
During the quarter ended September 30, 2012, the Company did not correctly account for tax credits to be received in connection with certain web series production.  The Company had initially included the calculation as a component of ultimate revenues.  Upon further evaluation, the tax credits should have been recorded as a reduction of deferred production costs and reduction of other current liabilities.  After a review of our current analysis and approval of reporting requirements, management concluded that the inadequate review and approval process of proper accounting treatment represented a material weakness.

●
During the three month period ended March 31, 2011, the Company did not correctly account for revenue recognition related to a software license agreement. The Company had initially deferred revenue associated with the agreement and was recognizing revenue over a five year period. Upon further evaluation, revenue recognition was required upon delivery of the software. This error resulted in the restatement of the Company’s previously filed Form 10-Q for the period ended March 31, 2011 to recognize additional revenue of $261,250. After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process of material agreements for the proper accounting treatment represented a material weakness.

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

●

During the quarter ended June 30, 2008, the Company entered into an agreement with our CEO that provided certain anti-dilution protection for a period of five years.    During the quarter ended September 30, 2012, the Company issued common shares in compliance with the anti-dilution agreement.  Upon further evaluation of the accounting treatment, the Company concluded that the agreement should have been recorded as a derivative liability with changes in fair value recorded at each reporting period. Management concluded that there was a material error and restated the annual reports for the years ended December 31, 2011 and 2010 and the interim periods ended June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011.  It has also provided supplementary information for the years ended December 31, 2008 and 2009 and the interim period ended September 30, 2010, June 30, 2010, March 31, 2010, September 30, 2009, June 30, 2009, March 31, 2009, September 30, 2008, and June 30, 2008.  After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process of material agreements for the proper accounting treatment represented a material weakness

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2012, our independent registered accounting firm reported to our Board of Directors that they determined the Company does not have sufficient controls surrounding the retention of support for certain revenue transactions.  We did not have documentation of agreements that provided persuasive evidence of a revenue arrangement for certain amounts of revenue that were recognized at December 31, 2012.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Board of Directors, and intends to implement improvements during fiscal year 2014 as follows:

●
The Company’s Board of Directors will review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring.  Based on this framework, the Board of Directors will implement controls as needed assuming a cost benefit relationship.   In addition, the Company’s Board of Directors will also evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework”  as it provides a means to apply internal control to any type of entity

●
Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the United States and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

The Company will implement a higher standard for document retention and support for all items related to revenue recognition. All revenue arrangements that are entered into by the Company will be evaluated under the applicable revenue guidance and Management should document their position based on the facts and circumstances of each agreement.

●
In connection with the reported inadequately documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer. A documented quarter end close procedure will be established whereby management will review and approve reconciliations and journal entries prepared by the outside accountant.  Management will formally approve new vendors that are added to the master vendor file.

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

Changes in Internal Controls

Except as noted above, during the fiscal year ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Officers

The Directors and Executive Officers of the Company and the positions held by each of them are as follows. All directors serve until the Company’s next annual meeting of shareholders.

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	43	Chief Executive Officer, Principal Financial Officer and Chairman of the Board of Directors
Michael Espensen	62	Director

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2012, Mr. O’Dowd and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
William O’Dowd, IV, CEO,	2012	$(3)	(3)	0	0	0	(3)
President and Chairman	2011	$0	0	0	0	0	0
	2010	$0	0	0	0	0	0

Nelson Famadas, COO (1)	2012	$16,500	0	0	0	0	16,500
	2011	$(2)	0	0	0	0	(2)
	2010	$(2)	0	0	0	0	(2)

(1)	Appointed Chief Operating Officer effective July 1, 2010. Mr. Famadas resigned all positions with the Company on March 27, 2012.

(2)
For the year ended December 31, 2010, the Company accrued $90,000 of compensation for Mr. Famadas and he did not receive any payments.  During 2011, he received $60,500 of payments and accrued compensation as of December 31, 2011 was $160,000.  During 2011, he received the salary listed above and payments in the amount of $65,000. His accrued compensation as of December 31, 2012 was $95,000.

(3)
For the year ended December 31, 2012, the Company accrued $1,250,000 of compensation for Mr. O’Dowd.  $250,000 as an annual salary and $1,000,000 as a one-time bonus in agreement with his employment contract.  Mr. O’Dowd did not receive any payments related to this compensation.  There was no accrued compensation for Mr. O’Dowd for the years ended December 31, 2011 and 2010.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2012, 2011 and 2010.

On June 23, 2008, we acquired Dolphin Digital Media, a company owned by Mr. O’Dowd, which company was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties.  In connection with the acquisition we issued to Mr. O’Dowd that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock and we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. During 2012, Mr. O’Dowd was issued 17,701,365 shares related to this agreement.  No shares related to this agreement were issued to Mr. O’Dowd during 2011 and 2010.

Employment Agreements

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.

Director Compensation

We have not paid either of our directors any compensation for serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock as of April 23, 2014 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 81,892,352 shares of our common stock outstanding as of April 9, 2014.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	42,843,433	52.3%
Michael Espensen	0	*
T Squared Investments LLC (2)	24,526,463	30.0%
All Directors and Named Executive Officers as a Group (2 persons)	42,843,433	52.3%

*	Less than 1%

(1)	Unless otherwise indicated in point (2) below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, FL, 33134.

(2)
Mark Jensen and Thomas M. Suave are both principals of T Squared Investments LLC (1325 Sixth Avenue, Floor 28, New York, NY 10019). Includes: (i) 4,171,012 shares issuable upon conversion of 1,042,753 shares of Series A Convertible Preferred Stock; (ii) 7,000,000 shares issuable upon exercise of a common stock purchase warrant (the “Class E Warrant”); (iii) 7,000,000 shares issuable upon exercise of a common stock purchase warrant (the “Class F Warrant”) and (iv) 6,355,451 common shares held by related entities owned by Mark Jensen and/or Thomas M. Suave.  The Series A Preferred Stock and Class “E” Warrant contain provisions that prevent conversions/exercises to common stock to the extent that after giving effect to such conversion/exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.9% of the number of shares of the common stock outstanding immediately after giving effect to such conversion/exercise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2010 the Company’s CEO had loaned the Company $930,145. On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $123,292 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. Accrued interest on this note was $229,932 as of December 31, 2012. During the years ended December 31, 2012, 2011 and 2010, $229,932, $123,292 and $92,937, respectively, was expensed in interest.

On September 7, 2012, the Company entered into an employment agreement with its CEO, Bill O’Dowd for a period of three years effective January 1, 2012.  The agreement is for annual salary of $250,000 and a one- time bonus of $1,000,000.  Unpaid compensation accrues interest at a rate of 10% per annum.  As of December 31, 2012, the Company had recorded $38,573 of accrued interest related to this agreement.  The Company recorded $38,573 of interest expense for the year ended December 31, 2012.

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. As of December 31, 2011, the purchase price of $125,000 is recorded in Other current liabilities in the accompanying Consolidated Balance Sheet. $125,000 was paid during 2012.

On November 18, 2010, we entered into an agreement with Dolphin Entertainment, Inc., for production services related to two digital episodic series. The total amount of the contract is $200,000.   One of the projects was completed in the second quarter of 2011 and the Company recorded $100,000 of revenue related to this agreement. Dolphin Entertainment and the Company mutually agreed to terminate the contract prior to commencing work on the second digital episodic series.

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

            Post such cancellation, the only warrants held by T Squared Investments LLC was their existing Warrant “D” for 231,000 shares with an exercise price of $0.0001 per share and the following warrant below. Pursuant to this agreement the expiration date of Warrant “D” was reduced from July 29, 2014 to December 31, 2012. In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share. T Squared Investments LLC wired Two Hundred Thousand Dollars ($200,000) to the Company, which resulted in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually pay down the warrants until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above the 9.99% ownership level of the Company on February 16, 2011 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0214 on July 11, 2011 T-Squared Investments, LLC paid down an additional $25,000 reducing the exercise price on the warrants to $.0179. On September 13, 2012, the expiration date of Warrant “E” was extended to September 13, 2015 and Warrant “F” was issued for 7,000,000 shares at a purchase price of $.25 per share.  Similar to Warrant “E”, the holder can pay down the warrants to reduce the exercise price to $0.0001.  As of December 31, 2012, the Company had not received any money to reduce the exercise price of Warrant “F”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Crowe Horwath LLP has served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.  RBSM LLP served as the Company’s independent registered public accounting firm for the year ended December 31, 2010.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year	Year
	Ended	Ended	Ended
	12/31/12	12/31/2011	12/31/2010
Audit Fees	$124,450	$94,500	$41,500
Audit-Related Fees	0	0	0
Tax Fees	14,000	21,060	5,000
All Other Fees		0	0

Total	$133,450	$115,560	$46,500

Audit Fees— this category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.  For the year ended December 31, 2011 there is an additional $12,500 in fees related to the restatement of the first quarter 2011 filings.  For the year ended December 31, 2012 there is an additional $49,250 in fees related to consultation on the accounting treatment for the anti-dilution derivative instrument.

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

DOLPHIN DIGITAL MEDIA, INC.

April 21, 2014	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 21, 2014	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chairman, Chief Executive Officer, President, Principal Financial Officer and Principal Accounting Officer

April 21, 2014	By:	/s/ Michael Espensen
Michael Espensen
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dolphin Digital Media, Inc.

We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses, negative cash flows from operations and does not have sufficient working capital. These events raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct a misstatement. Our opinion is not modified with respect to this matter.

Crowe Horwath LLP

Fort Lauderdale, Florida
April 23, 2014

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

The accompanying consolidated financial statements have been restated to give effect to the anti-dilution provision in purchase agreement dated June 23, 2008 (see Note 2, 5 and 10). Our opinion is not modified with respect to this matter.

/s/ RBSM LLP

New York, New York
May 9, 2011

(Except for Note 2, 5 and 10, as to which the date is April 21, 2014).

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2012, 2011 and 2010

	2012	2011	2010
		(Restated)	(Restated)
ASSETS

Current
Cash	$282,675	$18,755	$1,467
Inventory	7,968	7,701	8,256
Prepaid Expenses	5,589	4,512	-
Other current assets	239,259	22,018	724
Total Current Assets	535,491	52,986	10,447

Capitalized Production costs	1,003,658	1,538,251	-
Property and equipment	17,732	6,275	-
Deposits	8,955	11,178	-
Total Assets	$1,565,836	$1,608,690	$10,447

LIABILITIES

Current
Accounts payable	$476,967	$1,000,964	$1,388,395
Other current liabilities	675,433	1,300,463	480,599
Accrued compensation	1,250,000	-	-
Deferred revenue	-	-	352,823
Debt	1,100,000	995,000	-
Loan from related party	2,120,623	2,120,623	930,145
Notes payable	390,000	540,000	-
Advances-Convertible	-	-	100,000
Derivative liability	-	361,591	366,317
Total Current Liabilities	6,013,023	6,318,641	3,618,279

STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	962,750	962,750
 81,892,352 issued and outstanding at December 31, 2012 and 100,000,000 shares authorized, 64,190,987  issued and outstanding at December 31, 2011 and 2010. 17,701,365 shares issuable at December 31, 2012, 2011 and 2010.

Preferred stock $0.001 par value, 10,000,000 shares authorized	1,043	1,043	1,043
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2012, 2011 and 2010.
Additional paid in capital	25,529,289	25,040,281	24,915,281
Accumulated deficit	(34,220,789)	(30,648,790)	(29,421,671)
Accumulated other comprehensive loss	-	(65,235)	(65,235)
Total Dolphin Digital Media, Inc. Deficit	(7,447,187)	(4,709,951)	(3,607,832)
Noncontrolling interest	3,000,000	-	-
Total Stockholders' Deficit	(4,447,187)	(4,709,951)	(3,607,832)
Total Liabilities and Stockholders' Deficit	$1,565,836	$1,608,690	$10,447

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		(Restated)	(Restated)

Revenues	$3,863,935	$472,824	$-
Cost of revenues	3,416,145	3,272	-
Gross Profit	447,790	469,552	-

Expenses:
General and administrative	1,973,029	1,231,512	3,988,436
Payroll	1,865,766	537,348	421,721
Loss before other income (expense)	(3,391,005)	(1,299,308)	(4,410,157)

Other Income/(Expense)
Other income	49,140	208,593	-
Gain on deconsolidation of subsidiary	293,730	-	-
Interest income	557	1,007	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	(65,235)	-	-
Interest expense	(336,249)	(142,137)	(198,931)
Finance charges	-	-	(948,466)
Income/(Loss) from valuation of derivative	63,098	4,726	719,880
Total Other Income/Expense	5,041	72,189	(427,517)
Net Loss	(3,385,964)	(1,227,119)	4,837,674)
Net Income (Loss) attributable to non- controlling interest	-	-	-
Net Loss attributable to Dolphin Digital Media, Inc.	(3,385,964)	(1,227,119)	(4,837,674)
Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	65,235	-	-
Foreign exchange gain	-	-	69,820
Comprehensive Loss	$(3,320,729)	(1,227,119)	(4,767,854)

Basic and Diluted Loss per Share	(0.04)	(0.01)	(0.06)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	78,782,547

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(3,385,964)	$(1,227,119)	$(4,837,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,201	-	-
Amortization of debt discount	-	-	153,857
Impairment of internally developed website	-	-	2,166,143
Impairment of advances	-	-	170,500
Common stock issued for services	-	-	128,500
Warrants re-pricing	-	-	864,466
(Gain)loss from change in derivative liability	(63,098)	(4,726)	(719,880)
Amortization of capitalized production costs	2,933,951	-	-
Impairment of capitalized production costs	228,541
Net Gain upon Deconsolidation	(293,730)	-	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,077)	(4,512)	211,128
Other current assets	(217,241)	(21,294)	(88)
Inventory	(273)	555	83,604
Capitalized production costs	(2,627,891)	(1,538,251)	-
Deposits	2,223	(11,178)	-
Deferred revenue	-	(352,823)	352,823
Accounts payable	(230,267)	(387,431)	(192,568)
Accrued compensation	1,250,000	-	-
Other current liabilities	(625,030)	1,294,321	208,000
Net Cash Used In Operating Activities	(2,959,422)	(2,252,458)	(1,411,189)
CASH FLOWS FROM INVESTING ACTIVITES:
Advances	-	-	(170,500)
Purchase of property and equipment	(16,658)	(6,275)	-
Payment for internally developed website	-	-	(957,875)
Net Cash Used In Investing Activities	(16,658)	(6,275)	(1,128,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	-	-	(6,152)
Proceeds from sale of common stock	250,000	-	1,123,000
Proceeds from the sale of warrants	35,000	-	-
Proceeds from notes payable	1,350,000	450,000	100,000
Proceeds from capital contributions	1,500,000
Repayment of notes payable	-	(10,000)	(100,000)
Proceeds from note payable with related party	-	794,521	171,145
Repayment of note payable to related party	-	(78,500)	(320,000)
Proceeds from revenue sharing agreements accounted for as debt	105,000	995,000	-
Proceeds from re-pricing of warrants	-	125,000	1,500,000
Net Cash Provided By Financing Activities	3,240,000	2,276,021	2,467,993
Effect of foreign currency exchange rate changes on cash		-	69,820
NET INCREASE (DECREASE) IN CASH	263,920	17,288	(1,751)
CASH, BEGINNING OF PERIOD	18,755	1,467	3,218
CASH, END OF PERIOD	$282,675	$18,755	$1,467
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest Paid	$-	$27,146	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH FLOWS:
INVESTING AND FINANCING ACTIVITIES:
Conversion of Advance-Convertible to Note Payable	$-	$104,612	$-
Conversion of accrued interest and other liabilities to note payable	$-	$474,457	$-
Conversion of notes payable and accrued interest into preferred stock	$-	$-	$542,753
Conversion of promissory notes payable to equity in subsidiary	$1,500,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years ended December 31, 2012, 2011 and 2010

					Additional		Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Loss / Gain	Deficit	Deficit
Balance December 31, 2009 (As previously reported)	500,000	$500	59,809,454	$897,141	$24,854,441	$-	$(135,055)	$(27,529,526)	$(1,912,499)

Cumulative effect of restatement (Note 2)	-	-	-	-	(4,031,726)	-	-	2,945,529	(1,086,197)

Balance December 31, 2009 (Restated)	500,000	500	59,809,454	897,141	20,822,715	-	(135,055)	(24,583,997)	(2,998,696)

Shares issued for cash			3,956,533	59,234	1,063,765				1,122,999

Shares issued for services			425,000	6,375	122,125				128,500

Warrant re-pricing					864,466				864,466

Conversion of note payable and accrued interest to preferred stock	542,753	543			542,210				542,753

Cash received for warrant re-pricing					1,500,000				1,500,000

Comprehensive Loss							69,820		69,820

Net loss from the year ended December 31, 2010 (Restated)								(4,837,674)	(4,837,674)

Balance December 31, 2010 (Restated)	1,042,753	$1,043	64,190,987	$962,750	24,915,281	$-	$(65,235)	$(29,421,671)	$(3,607,832)

Cash received for warrant price reduction					125,000				125,000

Net Loss December 31, 2011 (Restated)								(1,227,119)	(1,227,119)

Balance December 31, 2011 (Restated)	1,042,753	$1,043	64,190,987	$962,750	$25,040,281	$-	$(65,235)	$(30,648,790)	$(4,709,951)

Shares issued for Cash	-	-	1,000,000	15,000	235,000				250,000

Shares Issued per Anti-Dilution agreement			17,701,365	265,520	(265,520)				-

Purchase of warrants					35,000				35,000

Warrant modification – deemed dividend					186,035			(186,035)	-

Forgiveness of anti-dilution liability					298,493				298,493

Conversion of notes payable into 25% interest of subsidiary						1,500,000			1,500,000
									-
25% noncontrolling interest in subsidiary contributed in cash						1,500,000			1,500,000

Deconsolidation of foreign subsidiary	-	-					65,235		65,235

Net loss for the twelve months ended December 31, 2012	-	-						(3,385,964)	(3,385,964)

Shares Cancelled			(1,000,000)						-

Balance December 31, 2012	1,042,753	$1,043	81,892,352	$1,243,270	$25,529,289	$3,000,000	$-	$(34,220,789)	$(4,447,187)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Dolphin Digital Media, Inc. and its subsidiaries, Dolphin Digital Media (Canada) Ltd., Anne’s World Limited, Curtain Rising Inc. Hiding Digital Productions LLC, Cybergeddon Productions LLC and Dolphin Kids Clubs LLC for the years ended December 31, 2012, 2011 and 2010. Dolphin Digital Media (Canada), Ltd., a wholly owned subsidiary, was deconsolidated on March 23, 2012 as a result of bankruptcy proceedings (Refer to Note 2).  Anne’s World Limited was dissolved and deconsolidated on June 14, 2012 and Curtain Rising, Inc. was dissolved and deconsolidated on June 22, 2012. (Refer to Note 3).  Intercompany accounts and transactions have been eliminated in consolidation.

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

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. A note holder converted $1,500,000 of notes payable and contributed an additional $1,500,000 during the year ended December 31, 2012, for a 25% interest in Dolphin Kids Clubs, LLC.  The Company will develop and maintain the kids club websites for its 75% interest in the entity.  Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

NOTE 2 — CORRECTION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 30, 2012, the Company identified errors related to the accounting of an anti-dilution agreement that had been granted to our CEO, Bill O’Dowd, on June 23, 2008 as part of the Purchase agreement on that date.   Under the terms of the agreement, Mr. O’Dowd was to receive the number of common shares necessary to maintain his fifty one percent shareholding each time a third party was issued shares or exercised option, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any shares of our common stock, for a period of five years.  During the period between June 23, 2008 and September 13, 2012, the Company did not issue any shares to Mr. O’Dowd nor was a liability recorded when shares or warrants were issued to third parties.  On September 13, 2012, Mr. O’Dowd exercised his option in accordance with the anti-dilution agreement and the Company issued the 17,701,365 common shares that were previously issuable.  As per ASC 260-10-45-13, the pro rata number of shares issuable to Mr. O’Dowd are included in the computation of basic EPS as of the date that shares were issued to third parties.    See Note 10 for discussion of the derivative liability and fair value calculations.

Based on the quantitative and qualitative analysis performed by the Company, we concluded that the misstatement was material to our previously issued financial statements and therefore, amendment of previously filed reports with the Securities and Exchange Commission (“SEC”) was required.  Management has elected to correct the error through the filing of a comprehensive Annual Report on Form 10K. As part of this filing, the Company is restating the financial information for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012,  and June 30, 2012 as well as the years ended December 31, 2010 and December 31, 2011. Supplemental unaudited financial information is also being provided in our explanatory paragraph for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and the years ended December 31, 2008 and December 31, 2009.

The effect of the correction on the previously issued financial statements for the year ended December 31, 2011 and 2010 is as follows:

December 31, 2011	As Filed	Adjustment		Restated
Balance Sheet
Total Liabilities	$5,957,050		$361,591	$6,318,641
Stockholders’ Deficit	$(4,348,360)		$(361,591)	$(4,709,951)

YTD Statement of Operations
Net Loss	$(1,231,845)		$4,726	$(1,227,119)
Weighted Average Shares	64,190,987		17,701,365	81,892,352
Loss Per Share	$(0.02)			$(0.01)

Statement of Cash Flows
Net Loss	$(1,231,845)		$4,726	$(1,227,119)
Gain on change in fair value of derivative liability	$-	$	(4,726)	$(4,726)

Statement of Changes in Stockholders’ Deficit
Accumulated Deficit	$(34,400,074)		$3,751,284	$(30,648,790)
Total Stockholders’ Deficit	$(4,348,360)	$	(361,591)	$(4,709,951)
Additional Paid in Capital	$29,153,156	$	(4,112,875)	$25,040,281

December 31, 2010	As Filed	Adjustment		Restated
Balance Sheet
Total Liabilities	$3,251,962		$366,317	$3,618,279
Stockholders’ Deficit	$(3,241,515)		$(366,317)	$(3,607,832)

YTD Statement of Operations
Net Loss	$(5,638,703)		$801,029	$(4,837,674)
Weighted Average Shares	62,568,821		17,701,365	78,782,547
Loss Per Share	$(0.09)			$(0.06)

Statement of Cash Flows
Net Loss	$(5,638,703)		$801,029	$(4,837,674)
Warrant re-pricing	$945,615		$(81,149)	$864,466
Gain on change in fair value of derivative liability	$-		$(719,880)	$(719,880)

Statement of Changes in Stockholders’ Deficit
Accumulated Deficit	$(33,168,229)		$3,746,558	$(29,421,671)
Total Stockholders’ Deficit	$(3,241,515)	$	(366,317)	$(3,607,832)
Additional Paid in Capital	$29,028,156	$	(4,112,875)	$24,915,281

NOTE 3 — DECONSOLIDATION OF DOLPHIN DIGITAL MEDIA (CANADA), INC., ANNE’S WORLD, LTD. AND CURTAIN RISING, INC.

On March 23, 2012, Dolphin Digital Media (Canada), Ltd. (“DDM Canada”) filed for bankruptcy under the laws of the District of Ontario, Canada.  The bankruptcy was intended to discharge liabilities and the subsidiary, that had been inactive since 2009, was liquidated during the year ended December 31, 2012. When a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required.  We have, therefore, deconsolidated DDM Canada from our balance sheet as of March 23, 2012 and have eliminated the results of DDM Canada’s operations from our results of operations beginning on that date.  We believe we have no responsibility for the liabilities of DDM Canada.

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

On June 14 and June 22, 2012 respectively, the Company dissolved its wholly owned subsidiaries Anne’s World Ltd and Curtain Rising Inc. which have been deconsolidated from these audited consolidated financial statements for the year ended December 31, 2012.  Both subsidiaries had been inactive for several years and did not have any assets or liabilities and as such no gain or loss was recorded from deconsolidation.

NOTE 4 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred net losses for the years ended December 31, 2012, 2011 and 2010 of $3,385,964, $1,227,119 and $4,837,674, respectively. The Company has generated negative cash flows from operations for the years ended December 31, 2012, 2011 and 2010 of $2,959,422, $2,252,458 and $1,411,189, respectively.   Further, the Company has a working capital deficit for the years ended December 31, 2012, 2011 and 2010 of $5,477,532, $6,265,655 and $3,607,832  respectively, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. Subsequent to year end, the Company negotiated a verbal agreement with a related party to provide production services on an ongoing basis for $2,000,000 a year.  The agreement is effective April 1, 2013 and is for an initial period of two years.   Subsequent to year end, the Company received a producer fee of $150,000 for one of its productions and $2,500,000 of loans from its CEO.

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company expensed $423,224 in advertising costs for certain web productions during the year ended December 31, 2012 and $0 for the years ended December 31, 2011 and 2010.

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

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates are likely to differ to some extent in the future from actual results.  Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized deferred production costs to its estimated fair value. Our management estimates the ultimate revenue based on existing contract negotiations with domestic distributors and international buyers as well as management’s experience with similar productions in the past.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations. For the year ended December 31, 2012, the Company impaired $228,541 related to its productions.  No costs were impaired for the years ended December 31, 2011 and 2010.

Inventories

Inventories are stated at the lower of cost or market and consist of fingerprint readers. Cost is determined using the first-in, first-out method.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. During 2010, the Company impaired the cost of an internally developed website in the amount of $2,166,143. Except for those described above in Capitalized Production Costs, there were no impairment charges for long lived assets during the years ended December 31, 2012 and 2011.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Depreciation expense was immaterial for the year ended December 31, 2012 and there was no depreciation expense for the years ended December 31, 2011 and 2010. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period
F Furniture and fixtures	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, we entered into an agreement to provide anti-dilution protection to our CEO for his 51% of outstanding shares.  Since the instrument did not meet the criteria for equity classification, it was required to be carried as a freestanding derivative instrument, at fair value, in our consolidated financial statements. Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

We estimated the fair values of the derivative financial instruments using a Monte Carlo simulation that was considered to be consistent with the objective measurement of fair values. In selecting the appropriate technique, we considered, among other factors, the nature of the instrument, the market risks that it embodied and the expected means of settlement. Estimating fair values of the derivative financial instruments required the development of significant and subjective estimates that may have changed over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since the derivative financial instruments were initially and subsequently carried at fair values, our income or loss reflected the volatility in the changes to these estimates and assumptions.

The Company adopted a sequencing policy for the latest-inception or maturity-date first for share reclassification as it relates to the total authorized and unissued common shares. The Company reviewed its classification of all contracts (warrants, issuable anti-dilution shares, convertible preferred shares and contingent shares) and concluded that their current classification is appropriate based upon the Company’s sequencing policy set forth in ASC 815-40-35-12 & 13 and that it has sufficient authorized and unissued shares.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3 —
Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

As of December 31, 2012, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

As of December 31, 2011 and 2010, the Company held the following liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis:

Date	Instrument	Fair Value	Carrying Value	Level	Valuation Methodology

December 31, 2011	Derivative liabilities (See Note 10)	$361,591	$361,591	3	Monte Carlo Simulation model
December 31, 2010	Derivative liabilities (See Note 10)	$366,317	$366,317	3	Monte Carlo Simulation model

The Company engaged an independent third party valuation expert to calculate the fair values of the embedded derivative liabilities. Please refer to Note 10 for disclosure of assumptions used to calculate the fair value of the derivative liabilities.

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Canadian subsidiary are translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss). For the year ended December 31, 2010, the Company reported $69,820 of foreign exchange gains as part of Comprehensive Loss on its’ consolidated statement of operations and comprehensive loss. For the year ended December 31, 2012 and 2011, due to the inactivity of its foreign subsidiaries, the foreign currency translation impact was immaterial. All foreign subsidiaries were deconsolidated or dissolved during the year ended December 31, 2012.

Loss per share

Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period, including the issuable shares related to the anti-dilution agreement. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding were 21,824,477 at December 31, 2012 and 10,614,007 shares at December 31, 2011 and 2010.

Business Segments

The Company operates the following business segments:

1)	Dolphin Digital Media (USA): Dolphinsecure.com is a secure website for children using fingerprint reader technology. Revenues are derived from an annual membership fee.

2)
Dolphin Digital Studios: Dolphin Digital Studios will create original programming that premieres online, with an initial focus on content geared toward tweens and teens.  This segment was the main focus of the Company during 2012 and 2011.

Based on an analysis of the Company’s operating segments and the provisions of ASC 280, Segment Reporting, the Company believes it meets the criteria for aggregating its operating segments into a single reporting segment because they have similar economic characteristics, similar nature of product sold, (on-line content), similar production process (the Company uses same labor force, and content), similar type of customer (children teens and tweens) and similar method to distribute its product (on-line distribution).

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance in the quarter ended March 31, 2012.

In October 2012, the FASB issued new guidance on the Impairment Assessment of Unamortized Film Costs, ASU 2012-07, Entertainment –Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. The amendment in this ASU requires that if evidence of a possible need for a write down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the condition leading to the write off existed at the balance sheet date and therefore requires that those conditions be incorporated into the fair value measurement as of the balance sheet date.  The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by the market participants at the measurement date.

For SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012.  For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013.  The amendments resulting from this ASU should be applied prospectively.  Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for all other entities, have not yet been made available for issuance.  The Company adopted this guidance for the year ended December 31, 2012 and there was no significant impact from the implementation on the financial statements for the year then ended.

NOTE 6 — CAPITALIZED PRODUCTION COSTS AND OTHER CURRENT ASSETS

Capitalized Production Costs

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”), an unrelated party.  Under this agreement, Hiding is provided the Company with production services in connection with its digital web picture entitled “HIDING”. Hiding was paid $100,000 CDN when it delivered the picture to the Company during the year ended December 31, 2012.  The Company shall pay to Hiding a share of net profits of the production equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget. The Company assisted Hiding in the video editing and post production supervision of the picture.  During the year ended December 31, 2012, the Company delivered the completed picture to the distributor and recognized revenues of approximately $999,000 from this production, including $250,000 of producer’s fees. The Company amortized approximately $961,000 of capitalized production cost using the film-forecast-computation method during the year ended December 31, 2012.  During the year ended December 31, 2012, the Company analyzed the fair value of the capitalized production costs for this production and determined that future expected revenues were below the capitalized production costs.  As such, the Company impaired $228,541 of capitalized production cost and had $0 Capitalized production costs related to this production on its Balance sheet as of December 31, 2012.

The Company completed a web series during the year ended December 31, 2012 and recognized revenues of $2,865,354 related to this production for the year ended December 31, 2012.   The Company began amortizing capitalized production costs using the individual film forecast computation method and amortized costs of approximately $1,973,000 related to this production. As of December 31, 2012, the Company has capitalized production costs, net of accumulated amortization and tax credits, of $662,842 related to this web series that are recorded in the Balance sheet as capitalized production costs.   The Company expects to amortize approximately $473,000 of capitalized production costs during the next twelve months.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $341,000 in deferred production costs as of December 31, 2012 associated with these scripts.

As of December 31, 2012, the Company has incurred production total costs of $3,937,600, net of $916,000 tax credits and $228,541 of adjustments for costs greater than fair value.  It has amortized $2,933,951 and has recorded net capitalized production costs of $1,003,658 associated with the above productions on the Balance Sheet under Capitalized production costs.  At December 31, 2012, the Company owed approximately $238,700 for these productions that is included in Other current liabilities on the Balance Sheet.  The tax credits will be received by the production companies and used to pay the liabilities related to these productions.  As of December 31, 2011 and 2010, the Company had capitalized production costs of $1,538,251 and $0. During the years ended December 31, 2011 and 2010, the Company did not amortize any of the capitalized production costs because non of its productions had been completed.  The Company estimates that it will amortize 83% of the capitalized production costs over the next three years.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Other Current Assets

The Company recorded $239,259 in Other current assets on its Balance sheet as of December 31, 2012.  This is mainly comprised of receivables related to its productions.  The Company earned production fees in the amount of $150,000 that had not been received as of December 31, 2012.  In addition, it recorded $89,259 related to foreign sales of its production that had not been received as of year-end.

The Company had recorded $22,018 as of December 31, 2011 in Other current assets on its balance sheet mostly related to amounts to be reimbursed by the landlord for leasehold improvements.  Amounts were received during the year ended December 31, 2012.

NOTE 7 — DEFERRED REVENUE

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

The Company did not record any Deferred revenue on its Balance sheet for the years ended December 31, 2012 and 2011.

NOTE 8 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the year ended December 31, 2012 and 2011 there were no significant revenues generated or costs incurred related to the Kids Club.

During the year ended December 31, 2011 the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors are entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2012.  The Company has invested these funds in eleven projects.  Only one of the productions was completed as of December 31, 2012 and there was no producer gross revenue as defined in the Equity Finance Agreements as of December 31, 2012.  The Company expects to have gross producer revenues subsequent to year end at which time the investors will receive their pro rata share of the revenue.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

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

NOTE 9 — NOTES PAYABLE

Balance December 31, 2009 (Convertible debt)	$600,000
Converted to preferred shares	(500,000)
Balance December 31, 2010	$100,000
Converted to non-convertible debt	(100,000)
Additions	550,000
Payments	(10,000)
Balance December 31, 2011	$540,000
Additions	1,350,000
Converted into equity of subsidiary	(1,500,000)
Balance December 31, 2012	$390,000

During the year ended December 31, 2009, the Company received $200,000 of notes payable bearing interest at 10% per annum and convertible at $.50 per share and an additional $300,000 convertible at $.39 per share and bearing no interest.  During the year ended December 31, 2010, the Company converted $500,000 of the notes payable plus $42,753 of accrued interest into 542,753 preferred shares of the Company.  In March 2009, the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance had an interest rate of 10% and was convertible at $.50 per share.  The advance was due two years from the date of the advance. On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 for the total of principal and accrued interest due on this advance.  On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note. The unsecured Promissory Note is payable on demand and bears interest at 10% per annum.   During the year ended December 31, 2011, the Company paid interest of $17,534 and repaid $19,612 of the advance.  The Company recorded $9,526 of interest expense and recorded accrued interest of $9,526 as of December 31, 2012.  The Company did not make any payments on principal or interest related to these notes payable for the year ended December 31, 2012.

The Company signed the following unsecured Promissory notes bearing 10% interest per annum and payable upon demand:  a)   On November 10, 2011 in the amount of $450,000 b) on January 14, 2012 in the amount of $450,000 c) on February 6, 2012 in the amount of $150,000 d) on March 20, 2012 in the amount of $250,000 e) on April 25, 2012 in the amount of $200,000 and f) on July 5, 2012 in the amount of $300,000. The Company expensed $57,343 and $6,288 for interest related to these notes for the years ended December 31, 2012 and 2011, respectively. Accrued interest related to these notes was $14,713 and $6,288 as of December 31, 2012 and 2011, respectively.

 On May 21, 2012, the Company entered into an agreement with the note holder to convert Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable, and as such, equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction. The note holder forgave the interest due on these notes in the amount of $48,918 that is recorded as Other Income in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2012.

NOTE 10 — DERIVATIVE LIABILITY

In June of 2008, in connection with the stock purchase agreement, Mr. O’Dowd was granted certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.  The Company determined that the anti-dilution instrument was not indexed to the Company’s own stock and should be accounted for as a derivative financial liability.  The Company estimated the fair value of the anti-dilution instrument using a Monte Carlo simulation and recorded a $4,031,726 liability against additional paid in capital using guidance from FAS 141 for reverse acquisition that states that the payment of cash or stock to the accounting acquirer should be considered a distribution of capital.  The Company recorded the fair value of the derivative instrument at each balance sheet date and recorded changes to the liability against earnings or loss included in Other income or expense in the Consolidated Statements of Operations and Comprehensive Loss for that period.  Our valuation technique made certain assumptions as to when warrants would be in-the-money at any time during the valuation period and assumed they would be exercised if the exercise price was less than 50% of the maximum projected stock price.  The Company also made certain assumptions as to the cash needed for operations and the working capital deficit. Taking all these factors into account, the Company estimated the shortfall of the cash that would be needed for operations and assumed that a percentage would be covered by the issuance of shares for services based on the historical ratio of stock compensation expense to cash used in operations.  The stock volatility represents the range of the volatility curves used in the valuation analysis that the reporting entity has determined market participants would use based on comparison with similar entities. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.   The tables below summarize the assumptions made in our calculations:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Volatility	n/a	72.20%	105.17%
Expected Term	Cancelled during 2012 and no longer outstanding	1.50	2.50
Risk Free Interest Rate	n/a	0.25%	1.02%
Stock Price	n/a	$0.08	$0.10

	During the year ended December 31, 2012	During the year ended December 31, 2011	During the year ended December 31, 2010
Volatility	72.20% - 93.60%	105.17% - 64.68%	95.98% - 105.17%
Expected Term	1.50 - 0.00	2.50 - 1.50	3.50 - 2.50
Risk Free Interest Rate	0.25% - 0.17%	1.02% - 0.25%	1.70% - 1.02%
Stock Price	$0.08 - $0.13	$0.15 - $0.08	$0.33 - $0.10

The following is a roll forward through December 31, 2012, of the fair value liability of the anti-dilution derivative instrument:

Fair Value of Liability for Anti-Dilution derivative instrument
Balance as of December 31, 2009	$1,086,197
Change in fair value included in (Income)/Loss from valuation of derivative	(719,880)
Balance as of December 31, 2010	366,317
Change in fair value included in (Income)/Loss from valuation of derivative	(4,726)
Balance as of December 31, 2011	361,591
Change in fair value included in (Income)/Loss from valuation of derivative	(63,098)
Settlement due to forgiveness of the remaining liability recorded in additional paid in capital	(298,493)
Balance as of December 31, 2012	$-

In September 2012, Mr. O’Dowd was issued 17,701,365 shares related to the anti-dilution agreement and agreed to waive any further liability related to this agreement.  The Company then recorded $298,493 to additional paid in capital using guidance in ASC 470-50-40-2 that states extinguishment of debt by a related party can be treated as a capital contribution.

NOTE 11 — LOANS FROM REALTED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $123,292 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the year ended December 31, 2011, the Company’s CEO loaned an additional $794,521 and received repayments of $78,500.  During the years ended December 31, 2012, 2011 and 2010, $229,932, $123,292 and $92,937, respectively, was expensed in interest. The Company recorded accrued interest of $229,932, $0, $207,216 on its Consolidated balance sheets as of December 31, 2012, 2011 and 2010, respectively.

NOTE 12 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. There was no royalty expense recorded related to this agreement for the years ended December 31, 2012, 2011 and 2010.

NOTE 13 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of December 31, 2012, 2011 and 2010, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

On September 7, 2012, the Board of Directors and majority shareholders of the Company approved the amendment of the articles of incorporation of the Company to increase the number of authorized shares of common stock to 200,000,000 shares.  The purpose for the increase of the authorized shares was to permit the full conversion of all outstanding convertible securities and to allow for flexibility for future equity financings to raise funds to support the intended growth of the Company’s business. The change was effective October 15, 2012 and the Company filed a Certificate of Amendment to the Articles of Incorporation with the Office of Secretary of the State of Nevada on November 13, 2012 to effectuate the change.

On October 8th, 2012, the Company cancelled and returned one million shares back to authorized shares.  The shares were ultimately returned to the Company as part of the confidential Mutual Stipulation and Settlement Agreement dated March 24, 2011, between the Company and former employees and officers of the Company.

As of December 31, 2011 and 2010, the Company had 64,190,987 shares issued and outstanding and 81,892,352 shares issued and outstanding as of December 31, 2012.

NOTE 14 — WARRANTS

A summary of warrants issued, exercised and expired during the years ended December 31, 2012, 2011 and 2010, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2010	6,824,145	$1.11
Issued	7,824,477	.14
Exercised
Cancelled	(3,984,616)	1.31
Expired	(50,000)	1.31
Balance outstanding at December 31, 2010	10,614,007	$0.31
Issued	-	-
Exercised	-	-
Expired	-	-
Balance outstanding at December 31, 2011	10,614,007	$0.31
Issued	14,000,000	0.25
Exercised	-	-
Expired	2,789,530	0.83
Balance outstanding at December 31, 2012	21,824,477	$0.20

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share. During the year ended December 31, 2010, the Company also sold 64,103 shares of common stock at a price of $0.39 per share that included one warrant for each two shares, at an exercise price of $0.80.  The Company also sold 1,584,851 shares of commons stock at a price of $0.33 per share that included one warrant for each two shares, at an exercise price of $1.00.  None of the warrants issued in connection with these two sales of common stock were exercised and expired during the year ended December 31, 2013.

 T Squared Investments LLC wired Two Hundred Thousand Dollars ($200,000) to the Company, which resulted in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2011 and 2010, T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants.   The holder did not make any payments to pay down the exercise price and as of December 31, 2012, the current exercise price on the 7,000,000 (Warrant “E”) warrants is $.0179.

T Squared Investments LLC has agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to get consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the year ended December 31, 2012 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E”.

T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the year ended December 31, 2012 to reduce the exercise price of the warrants.

During 2010, the Company incurred an expense of $864,466 as a result of the re-pricing of these warrants. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 136%, risk-free interest rate of 1%, and expected warrant life of 18 months.  There was no expense incurred for re-pricing of warrants for the years ended December 31, 2012 and 2011.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

 NOTE 15— RELATED PARTY

On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO and Chairman of the Board to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The purchase price of $125,000 is recorded in other current liabilities as of December 31, 2011.  This liability was subsequently paid in 2012.

For the years ended December 31, 2011 and 2010, the Company’s CEO was not compensated for services performed. On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company has accrued $1,250,000 of compensation as Accrued compensation and $38,573 of interest in Other current liabilities on Consolidated balance sheet as of December 31, 2012 in relation to this agreement.  For the year ended December 31, 2012, the Company expensed as interest $38,573 related to this agreement.

NOTE 16 — INCOME TAXES

Income tax expense (benefit) is as follows:

	December 31,
	2012	2011	2010
Current income tax expense (benefit)
Federal	$-	$-	$-
State	-	-	-
	$-	$-	-
Deferred income tax expense (benefit)
Federal	$(1,167,783)	$(1,117,993)	$(776,087)
State	(150,620)	24,176	(82,859)
	$(1,318,403)	$(1,093,817)	$(858,946)
Change in valuation allowance (benefit)
Federal	$1,167,783	$1,117,993	$776,087
State	150,620	(24,176)	82,859
	1,318,403	1,093,817	858,946
Income tax expense	$-	$-	$-

At December 31, 2012, 2011 and 2010, the Company had deferred tax assets and a liability as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
Deferred tax assets:
Current:
Accrued expenses	$5,317	$14,657	$66,716
Valuation Allowance	(5,317)	(14,657)	(66,716)
Long Term:
Capitalized costs	849,931	$549,269	$916,612
Finance charges	-	-	387,444
Interest expense	107,566	130,353	41,874
Accrued compensation	474,750	-	-
Other Expenses	3,830	28,533	-
Charitable contributions	79,758	-	-
Net operating losses	3,570,052	3,009,313	1,223,300
Valuation Allowance	(5,042,849)	(3,715,106)	(2,569,230)
Total deferred tax assets	$43,039	$2,362	-
Long term deferred tax liability:
Fixed assets	(4,112)	(2,362)	-
Capitalized production costs	(38,927)	-	-
Total net deferred tax assets	$-	$-	$-

As of December 31, 2012, the Company has $9,837,500 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $5,653,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $349,400 of California net operating loss carryforwards that begin to expire in 2032.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $5,048,166, $3,729,763 and $2,635,946 as of December 31, 2012, 2011 and 2010, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2012, 2011 and 2010. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	2012	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Permanent items affecting tax rate	(2.5)%	1.2%	(10.0)%
Return to provision adjustments	-	(58.2)%	-
State income taxes, net of federal income tax benefit	(2.6)%	0.3%	(3.6)%
Miscellaneous items	(0.2)%	1.9%	-
Change in valuation allowance	(38.9)%	88.8%	47.6%
Effective tax rate	0	0	0

As of December 31, 2012, 2011 and 2010, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  We do not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file federal, Florida and California income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2008. Based on the actual filed tax returns, the Company adjusted its net operating loss carryforward by approximately $3,000,000.  This adjustment is reflected in the deferred tax asset and the effective rate calculation.

NOTE 17 — LEASES

During the year ended December 31, 2010 and for the ten months ended October 31, 2011, the Company occupied office space leased by a related party Dolphin Entertainment, Inc.  The Company had accrued rent expense that was subsequently transferred to the note payable to the related party (See Note 11)   On November 1, 2011, the Company entered into a 60 month lease agreement for office space with an unrelated party.  Effective February 1, 2012 and for a period of eighteen months, the Company has entered into a lease agreement for office space in Los Angeles, California at a monthly cost $3,250.

Lease Payments

Future minimum payments for leases in effect at December 31, 2012 were as follows:

2013	76,958
2014	64,982
2015	69,873
2016	71,888
Thereafter	-

Total	$283,702

Rent expense for the year ended December 31, 2012 was $106,247.  Rent expense for the year ended December 31, 2011 was $62,681 of which $53,657 was payable to the related party.  For the year ended December 31, 2010, rent expense was $45,392 payable to the related party.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 for the year ended December 31, 2012 related to these penalties and $80,000 remains accrued.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or expenses related to this binding term sheet for the years ended December 31, 2012 and 2011.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first installment of $25,000 was paid during the first quarter, a second $25,000 was paid during the second quarter and remaining payments will be made monthly over a two year period once the website is delivered. The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   To date, the Company has not derived any revenues related to this agreement.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 13.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan.

NOTE 19 – SUBSEQUENT EVENTS

Kids Club

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.

Production Service Agreement

In April 2013, the Company entered into a verbal agreement to provide services to a related party for production of theatrical films. The initial agreement expires December 31, 2015 and renews automatically for a subsequent year unless either party notifies the other within 30 days of the expiration date.  The annual fee for these services is $2,000,000.  The Company has not yet finalized the written agreement.

PART V — FINANCIAL INFORMATION – QUARTERLY

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of September 30, 2012 (Unaudited)	As of June 30, 2012 (Unaudited)	As of March 31, 2012 (Unaudited)	December 31, 2011
		(Restated)	(Restated)	(Restated)
ASSETS
Current
Cash	$576,350	$103,910	$479,978	$18,755
Inventory	7,686	7,686	7,686	7,701
Prepaid expenses	-	8,131	4,512	4,512
Other current assets	150,000	222,500	-	22,018
Total Current Assets	734,036	342,227	492,176	52,986

Capitalized Production costs	1,245,407	2,181,808	1,875,022	1,538,251
Property and equipment	17,228	17,854	16,887	6,275
Deposits	8,955	8,955	8,953	11,178
Total Assets	$2,005,626	$2,550,844	$2,393,038	$1,608,690

LIABILITIES
Current
Accounts payable	$647,516	$519,302	$560,287	$1,000,964
Other current liabilities	438,697	492,869	1,638,240	1,300,463
Accrued compensation	1,187,500	625,000	-	-
Deferred revenue	-	1,080,000	720,000	-
Debt	1,100,000	995,000	995,000	995,000
Loan from related party	2,120,623	2,120,623	2,120,623	2,120,623
Note payable	390,000	90,000	1,390,000	540,000
Derivative liability	-	184,747	570,179	361,591
Total Current Liabilities	5,884,336	6,107,541	7,994,329	6,318,641

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized, 81,892,352 issued and outstanding, September 30, 2012, 100,000,000 authorized and 64,190,987 issued and outstanding December 31, 2011, March 31, 2012 and June 30, 2012. 17,701,365 shares issuable at December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.	1,243,270	962,750	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.	1,043	1,043	1,043	1,043
Additional paid in capital	25,529,289	25,290,281	25,040,281	25,040,281
Accumulated deficit	(33,477,311)	(32,060,771)	(31,605,365)	(30,648,790)
Accumulated other comprehensive loss	-	-	-	(65,235)
Total Dolphin Digital Media, Inc. Deficit	$(6,703,709)	$(5,806,697)	$(5,601,291)	$(4,709,951)
Noncontrolling interest	2,825,000	2,250,000	-	-
Total Stockholders' Deficit	(3,878,709)	(3,556,697)	(5,601,291)	(4,709,951)
Total Liabilities and Stockholders' Deficit	$2,005,626	$2,550,844	$2,393,038	$1,608,690

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of September 30, 2011 (Unaudited)	As of June 30, 2011 (Unaudited)	As of March 31, 2011 (Unaudited)	December 31, 2010
	(Restated)	(Restated)	(Restated)	(Restated)

ASSETS
Current
Cash	$80,147	$662,304	$332,228	$1,467
Accounts receivable	-	20,000	-	-
Inventory	7,896	8,256	8,256	8,256
Other current assets	4,942	14,907	724	724
Total Current Assets	92,985	705,467	341,208	10,447

Capitalized Production costs	1,129,675	-	-	-
Property and equipment	-	-	-	-
Deposits	-	-	-	-
Total Assets	$1,222,660	$705,467	$341,208	$10,447

LIABILITIES
Current
Accounts payable	$1,990,064	$1,476,138	$1,296,145	$1,388,395
Other current liabilities	400,442	324,708	299,521	480,599
Deferred revenue	-	-	177,823	352,823
Debt	995,000	995,000	459,000	-
Loan from related party	1,671,361	1,391,361	1,286,361	930,145
Advances	-	-	-	-
Advances-Convertible	95,000	95,000	95,000	100,000
Derivative liability	670,981	294,120	277,475	366,317
Total Current Liabilities	5,822,848	4,576,327	3,891,321	3,618,279

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 authorized and 64,190,987 issued and outstanding December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011. 17,701,365 shares issuable at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.	962,750	962,750	962,750	962,750
Preferred stock $0.001 par value, 10,000,000 shares authorized 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.	1,043	1,043	1,043	1,043
Additional paid in capital	25,040,281	25,015,281	25,015,281	24,915,281
Accumulated deficit	(30,539,027)	(29,784,699)	(29,463,956)	(29,421,671)
Accumulated other comprehensive loss	(65,235)	(65,235)	(65,235)	(65,235)
Total Stockholders' Deficit	(4,600,188)	(3,870,860)	(3,550,113)	(3,607,832)

Total Liabilities and Stockholders' Deficit	$1,222,660	$705,467	$341,208	$10,447

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Revenues	$2,098,500	$-	$3,097,082	$472,824
Cost of revenues	1,577,484	-	2,538,467	3,272
Gross Profit	521,016	-	558,614	469,552

Expenses:
General and administrative	837,470	202,340	1,665,478	786,244
Payroll	718,507	140,013	1,651,538	381,850
Development costs	-	-	-	21,374
Total Expenses	1,555,977	342,353	3,317,016	1,189,468

Loss from Operations	(1,034,961)	(342,353)	(2,758,402)	(719,916)

Other Income/(Expense)
Gain on deconsolidation of subsidiary	$-	$-	$293,730	$-
Other income	222	-	49,140	-
Interest income	181	-	467	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	-	(65,235)	-
Interest expense	(82,208)	(35,114)	(225,291)	(92,776)
Gain (loss) on change in the fair value of derivative liability	(113,746)	(376,861)	63,098	(304,664)
Total Other Income/Expense	(195,551)	(411,975)	115,908	(397,440)

Net Loss	(1,230,512)	(754,328)	(2,642,494)	(1,117,356)
Net Income (Loss) attributable to non- controlling interest	-	-	-	-
Net Loss attributable to Dolphin Digital Media, Inc.	(1,230,512)	(754,328)	(2,642,494)	(1,117,356)
Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	65,235	-
Comprehensive Loss	$(1,230,512)	$(754,328)	$(2,577,259)	$(1,117,356)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$998,582	$197,824	$998,582	$472,824
Cost of revenues	960,983	3,272	960,983	3,272
Gross Profit	37,599	194,552	37,599	469,552

Expenses:
General and administrative	387,201	350,907	828,009	583,904
Payroll	464,450	115,920	933,031	241,837
Development costs	-	-	-	21,374
Total Expenses	851,651	466,827	1,761,040	847,115

Loss from Operations	(814,052)	(272,275)	(1,723,441)	(377,563)

Other Income/(Expense)
Gain on deconsolidation of subsidiary	$-	$-	$293,730	$-
Other income	48,918	-	48,918	-
Interest income	138	-	286	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	-	(65,235)	-
Interest expense	(75,842)	(31,823)	(143,083)	(57,662)
Gain (loss) on change in the fair value of derivative liability	385,432	(16,645)	176,844	72,197
Total Other Income/Expense	358,646	(48,468)	311,460	14,535

Net Loss	(455,406)	(320,743)	(1,411,981)	(363,028)
Net Income (Loss) attributable to non- controlling interest	-	-	-	-
Net Loss attributable to Dolphin Digital Media, Inc.	(455,406)	(320,743)	(1,411,981)	(363,028)
Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	-	65,235	-
Foreign exchange gain	-	-	-	-
Comprehensive Loss	$(455,406)	$(320,743)	$(1,346,746)	$(363,028)

Basic and Diluted Loss per Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2012	2011
	(Restated)	(Restated)

Revenues	$-	$275,000
Cost of revenues	-	-
Gross Profit	-	275,000

Expenses:
General and administrative	440,807	232,997
Payroll	468,581	125,917
Development costs	-	21,374
Total Expenses	909,388	380,288

Loss from Operations	(909,388)	(105,288)

Other Income/(Expense)
Gain on deconsolidation of subsidiary	$293,730	$-
Interest income	147	-
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	(65,235)	-
Interest expense	(67,241)	(25,839)
Gain (loss) on change in the fair value of derivative liability	(208,588)	88,842
Total Other Income/Expense	(47,187)	63,003

Net Loss	$(956,575)	$(42,285)

Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	65,235	-
Foreign exchange gain	-	-
Comprehensive Loss	$(891,340)	$(42,285)

Basic and Diluted Loss per Share	$(0.01)	$(0.00)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,642,494)	$(1,117,356)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,647	-
Amortization of capitalized production costs	2,304,601	-
Impairment of capitalized production costs	228,541	-
Net Gain upon Deconsolidation	(293,730)	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-
(Gain) loss on change in the fair value of derivative liability	(63,098)	304,664
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	4,512	-
Increase in other current assets	(127,982)	(4,217)
Decrease in inventory	15	360
Increase in capitalized production costs	(2,240,298)	(1,129,675)
Decrease in deposits	2,223	-
Increase / (Decrease) in deferred revenue	-	(352,823)
Increase / (Decrease) in payroll liabilities	1,187,500	-
Increase / (Decrease) in accounts payable	(59,719)	601,668
Increase/ (Decrease) in other current liabilities	(861,766)	127,059
Net Cash Used In Operating Activities	(2,492,805)	(1,570,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,600)	-
Net Cash Used In Investing Activities	(14,600)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,350,000	-
Repayment of note payable	-	(5,000)
Advances from related party	-	584,500
Repayment to related party	-	(50,500)
Proceeds from revenue sharing agreements accounted for as debt	105,000	995,000
Proceeds from re-pricing of warrants	-	125,000
Proceeds from the sale of warrants	35,000	-
Proceeds from capital contributions	1,325,000	-
Proceeds from the sale of common stock	250,000	-
Net Cash Provided By Financing Activities	3,065,000	1,649,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	557,595	78,680
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,755	1,467
CASH, END OF PERIOD	$576,350	$80,147
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$17,534
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITES:
Conversion of accrued interest to note payable	$-	$207,216
Conversion of promissory notes payable to equity in subsidiary	$1,500,000	$-
Extinguishment of debt by related party	$298,493	$-

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,411,981)	$(363,028)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,256	-
Amortization of capitalized production costs	960,983	-
Net Gain upon Deconsolidation	(293,730)	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-
(Gain) loss on change in the fair value of derivative liability	(176,844)	(72,197)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	(20,000)
Increase in prepaid expenses	(3,619)	-
Increase in other current assets	(200,482)	(14,183)
Decrease in inventory	15	-
Increase in capitalized production costs	(1,604,539)	-
Decrease in deposits	2,225	-
Increase / (Decrease) in deferred revenue	1,080,000	(352,823)
Increase in payroll liabilities	625,000	-
Increase / (Decrease) in accounts payable	(187,932)	87,743
Increase/ (Decrease) in other current liabilities	(807,597)	51,325
Net Cash Used In Operating Activities	(1,951,010)	(683,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,835)	-
Net Cash Used In Investing Activities	(13,835)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,050,000	-
Repayment of note payable	-	(5,000)
Advances from related party	-	279,500
Repayment to related party	-	(25,500)
Proceeds from revenue sharing agreements accounted for as debt	-	995,000
Proceeds from re-pricing of warrants	-	100,000
Proceeds from capital contributions	750,000	-
Proceeds from the sale of common stock	250,000	-
Net Cash Provided By Financing Activities	2,050,000	1,344,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	85,155	660,837

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,755	1,467

CASH, END OF PERIOD	$103,910	$662,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$-	$17,534
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITES:
Conversion of accrued interest to note payable	$-	$207,216
Conversion of promissory notes payable to equity in subsidiary	$1,500,000	$-

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(956,575)	$(42,285)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,008	-
Net Gain upon Deconsolidation	(293,730)	-
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	65,235	-
(Gain) loss on change in the fair value of derivative liability	208,588	(88,842)
Changes in operating assets and liabilities:
Increase in other current assets	22,018	-
Decrease in inventory	15	-
Increase in capitalized production costs	(336,771)	-
Decrease in deposits	2,225	-
Increase / (Decrease) in deferred revenue	720,000	(175,000)
Decrease in accounts payable	(146,947)	(92,250)
Increase in other current liabilities	337,777	26,138
Net Cash Used In Operating Activities	(377,157)	(372,239)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,620)	-
Net Cash Used In Investing Activities	(11,620)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	850,000	-
Repayment of note payable	-	(5,000)
Advances from related party	-	174,500
Repayment to related party	-	(25,500)
Proceeds from revenue sharing agreements accounted for as debt	-	459,000
Proceeds from re-pricing of warrants	-	100,000
Net Cash Provided By Financing Activities	850,000	703,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	461,223	330,761
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,755	1,467
CASH, END OF PERIOD	$479,978	$332,228
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$17,534
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued interest to Note Payable	$-	$207,216

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012, JUNE 30, 2012, MARCH 31, 2012, SEPTEMBER 30, 2011, JUNE 30, 2011, AND MARCH 31, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s  Comprehensive Annual Report on  Form 10-K for the years ended December 31, 2012, 2011 (restated) and 2010 (restated), that is being filed as part of this document.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned or controlled subsidiaries.  The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin Digital Media, Inc. and its subsidiaries, Hiding Digital Productions, LLC, Dolphin Kids Clubs LLC and Cybergeddon Productions, LLC.  Dolphin Digital Media (Canada), Ltd., a wholly owned subsidiary, was deconsolidated on March 23, 2012 as a result of bankruptcy proceedings (Refer to Note 2).  Anne’s World Limited was dissolved and deconsolidated on June 14, 2012 and Curtain Rising, Inc. was dissolved and deconsolidated on June 22, 2012. (Refer to Note 3).  Intercompany accounts and transactions have been eliminated in consolidation.

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

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. A note holder converted $1,500,000 of notes payable and contributed an additional $1,500,000 during the year ended December 31, 2012, for a 25% interest in Dolphin Kids Clubs, LLC.  The Company will develop and maintain the kids club websites for its 75% interest in the entity.  Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

NOTE 2 - CORRECTION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 30, 2012, the Company identified errors related to the accounting of an anti-dilution agreement that had been granted to our CEO, Bill O’Dowd, on June 23, 2008 as part of the Purchase agreement on that date.   Under the terms of the agreement, Mr. O’Dowd was to receive the number of common shares necessary to maintain his fifty one percent shareholding each time a third party was issued shares or exercised option, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any shares of our common stock, for a period of five years.  During the period between June 23, 2008 and September 13, 2012, the Company did not issue any shares to Mr. O’Dowd nor was a liability recorded when shares or warrants were issued to third parties.   On September 13, 2012, Mr. O’Dowd exercised his option in accordance with the anti-dilution agreement and the Company issued the 17,701,365 common shares that were previously issuable.  As per ASC260-10-45-13, the pro rata number of shares issuable to Mr. O’Dowd are included in the computation of basic EPS as of the date that shares were issued to third parties.      See Note 9 for discussion of the derivative liability and fair value calculations.

Based on the quantitative and qualitative analysis performed by the Company, we concluded that the misstatement was material to our previously issued financial statements and therefore, amendment of previously filed reports with the Securities and Exchange Commission (“SEC”) was required.  Management has elected to correct the error through the filing of a comprehensive Annual Report on Form 10K. As part of this filing, the Company is restating the financial information for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012,  and June 30, 2012 as well as the years ended December 31, 2010 and December 31, 2011. Supplemental unaudited financial information is also being provided in our Explanatory paragraph for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and the years ended December 31, 2008 and December 31, 2009.

The effect on the comparative financial statements for these quarter ends is as follows:

March 31, 2011	As Filed	Adjustment	Restated
Balance Sheet
Total Liabilities	$3,613,846	$277,475	$3,891,321
Stockholders’ Deficit	$(3,272,638)	$(277,475)	$(3,550,113)

Quarterly Statement of Operations
Net Loss	$(131,127)	$88,842	$(42,285)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.00)		$(0.00)

Statement of Cash Flows
Net Loss	$(131,127)	$88,842	$(42,285)
(Gain) loss on change in fair value of derivative liability	$-	$(88,842)	$(88,842)

June 30, 2011	As Filed	Adjustment	Restated
Balance Sheet
Total Liabilities	$4,282,207	$294,120	$4,576,327
Stockholders’ Deficit	$(3,576,740)	$(294,120)	$(3,870,860)

Quarterly Statement of Operations
Net Loss	$(304,098)	$(16,645)	$(320,743)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.00)		$(0.00)

YTD Statement of Operations
Net Loss	$(435,225)	$72,197	$(363,028)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.01)		$(0.00)

Statement of Cash Flows
Net Loss	$(435,225)	$72,197	$(363,028)
(Gain) loss on change in fair value of derivative liability	$-	$(72,197)	$(72,197)

September 30, 2011	As Filed	Adjustment	Restated
Balance Sheet
Total Liabilities	$5,151,867	$670,981	$5,822,848
Stockholders’ Deficit	$(3,929,207)	$(670,981)	$(4,600,188)

Quarterly Statement of Operations
Net Loss	$(377,467)	$(376,861)	$(754,328)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.01)		$(0.01)

YTD Statement of Operations
Net Loss	$(812,692)	$(304,664)	$(1,117,356)
Weighted Average Shares	64,190,987	17,701,365	81,892,348
Loss Per Share	$(0.01)		$(0.01)

Statement of Cash Flows
Net Loss	$(812,692)	$(304,664)	$(1,117,356)
(Gain) loss on change in fair value of derivative liability	$-	$304,664	$304,664

March 31, 2012	As Filed	Adjustment	Restated
Balance Sheet
Total Liabilities	$7,424,150	$570,179	$7,994,329
Stockholders’ Deficit	$(5,031,112)	$(570,179)	$(5,601,291)

Quarterly Statement of Operations
Net Loss	$(747,987)	$(208,588)	$(956,575)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.01)	-	$(0.01)

Statement of Cash Flows
Net Loss	$(747,987)	$(208,588)	$(956,575)
(Gain) loss on change in fair value of derivative liability	$-	$208,588	$208,588

June 30, 2012	As Filed	Adjustment	Restated
Balance Sheet
Total Liabilities	$5,922,794	$184,747	$6,107,541
Stockholders’ Deficit	$(3,371,950)	$(184,747)	$(3,556,697)

Quarterly Statement of Operations
Net Loss	$(840,838)	$385,432	$(455,406)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.01)	-	$(0.01)

YTD Statement of Operations
Net Loss	$(1,588,825)	$176,844	$(1,411,981)
Weighted Average Shares	64,190,987	17,701,365	81,892,352
Loss Per Share	$(0.02)	$-	$(0.02)

Statement of Cash Flows
Net Loss	$(1,588,825)	$176,844	$(1,411,981)
(Gain) loss on change in fair value of derivative liability	$-	$(176,844)	$(176,844)

NOTE 3 — DECONSOLIDATION OF DOLPHIN DIGITAL MEDIA (CANADA), INC., ANNE’S WORLD, LTD. AND CURTAIN RISING, INC.

On March 23, 2012, Dolphin Digital Media (Canada), Ltd. (“DDM Canada”) filed for bankruptcy under the laws of the District of Ontario, Canada.  The bankruptcy was intended to discharge liabilities and the subsidiary, that had been inactive since 2009 was liquidated during the year ended December 31, 2012.   When a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required.  We have, therefore, deconsolidated DDM Canada from our balance sheet as of March 23, 2012 and have eliminated the results of DDM Canada’s operations from our results of operations beginning on that date.  We believe we have no responsibility for the liabilities of DDM Canada.

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

On June 14 and June 22, 2012 respectively, the Company dissolved its wholly owned subsidiaries Anne’s World Ltd and Curtain Rising Inc. which have been deconsolidated from these unaudited condensed consolidated financial statements.  Both subsidiaries had been inactive for several years and did not have any assets or liabilities and as such no gain or loss was recorded from deconsolidation.

NOTE 4 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net losses of $2,642,494 for the nine months ended September 30, 2012, $1,411,981 for the six months ended June 30, 2012, $956,575 for the three months ended March 31, 2012, $1,117,356 for the nine months ended September 30, 2011, $363,028 for the six months ended June 30, 2011 and $42,285 for the three months ended March 31, 2011.  The Company has incurred negative cash flows from operations of $2,492,805 for the nine months ended September 30, 2012, $1,951,010 for the six months ended June 30, 2012, $377,157 for the three months ended March 31, 2012, $1,570,320 for the nine months ended September 30, 2011, $683,163 for the six months ended June 30, 2011 and $372,239 for the three months ended March 31, 2011. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. Subsequent to quarter end, the Company entered into a verbal agreement with a related party to provide production services on an ongoing basis for $2,000,000 a year.  The agreement is effective April 1, 2013 and is for an initial period of two years.   Subsequent to quarter end, the Company received a producer fee of $150,000 for one of its productions and $2,500,000 of loans from its CEO.

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s comprehensive Annual Report on Form 10-K for the years ended December 31, 2012, 2011 and 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance in the quarter ended March 31, 2012.

In October 2012, the FASB issued new guidance on the Impairment Assessment of Unamortized Film Costs, ASU 2012-07, Entertainment –Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. The amendment in this ASU requires that if evidence of a possible need for a write down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the condition leading to the write off existed at the balance sheet date and therefore requires that those conditions be incorporated into the fair value measurement as of the balance sheet date.  The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by the market participants at the measurement date.

For SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012.  For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013.  The amendments resulting from this ASU should be applied prospectively.  Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for all other entities, have not yet been made available for issuance.  The Company adopted this guidance during the fourth quarter when performing our impairment analysis for the financial statements of December 31, 2012.

NOTE 6 — CAPITALIZED PRODUCTION COSTS AND OTHER CURRENT ASSETS

Capitalized Production Costs

On July 27, 2011, the Company’s entered into a Production Services Agreement with Hiding Productions, Inc. (“Hiding”).  Under this agreement, Hiding is providing the Company with production services in connection with its digital web picture tentatively entitled “HIDING”.  Provided that Hiding does not default under the agreement, Hiding is entitled to a production services fee of $100,000 CAD upon delivery of the picture to the Company. In addition, the Company shall pay to Hiding a share of net profits of the digital web picture equal to the proportion that the “Estimated Tax Credits” (as defined in the agreement) are of the final production services budget.  The Company shall assist Hiding in the production of the picture, including video editing and post production supervision.

On August 31, 2011 the Company entered into an agreement for licensing rights to the HIDING digital web picture. The licensor paid the Company a non-refundable advance of $750,000 on future royalties.  The payment was due on the later of January 4, 2012 or the date of delivery.

During the quarter ended June 30, 2012, the Company delivered the completed picture for HIDING.  In April 2012, the Company recorded revenues of $998,582 from the production.  The Company begun to amortize capitalized production costs using the individual film forecast computation method provided in ASC 926 and recorded costs of $960,983 related to this production for the quarter ended June 30, 2012.

In addition, the Company entered into agreements to purchase the scripts for other digital web series productions in 2012 and 2011.  It has deferred certain pre-production costs associated with these productions such as writer’s fees, purchasing scripts, and talent search in the amount of approximately $185,000 at June 30, 2012; $385,000 at March 31, 2012 and $48,727 at December 31, 2011.

As of June 30, 2012, March 31, 2012, December 31 2011 and September 30, 2011, the Company incurred costs of $1,469,000, $1,875,022; $1,538,251 and $1,129,675 associated with the above agreements that have been capitalized on the consolidated balance sheet under Capitalized production costs.  Included in these balances is a total of $125,000 paid to a related party (refer to note 15).

As of June 30, 2012, the Company has incurred costs of $3,142,791 of which it amortized $960,983 and recorded net capitalized production costs of $2,181,808 associated with the above productions on the condensed consolidated balance sheet under Capitalized production costs.

For the quarter ended September 30, 2012, the Company completed another web series production and recognized revenues in the amount of $2,098,500.  Amortization of capitalized production costs in the amount of $1,343,618 related to this production was recorded in cost of revenues on the condensed consolidated statements of operations for the quarter ended September 30, 2012. As of September 30, 2012, we incurred costs of $3,778,549, net of $916,000 of tax credits. Tax credits earned with respect to expenditures on qualifying productions are included as an offset to deferred production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized. The Company is subject to routine inquiries and review by regulatory authorities of its various incentive claims which have been received or are receivable. Adjustments of claims, if any, as a result of such inquiries or reviews, will be recorded at the time of such determination. The tax credits will be collected by a third party production company and will reduce the Company’s liability to them.  As such, the tax credits are recorded against other current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2012.  As of September 30, 2012, the Company recorded $ 1,245,407 of capitalized production costs related to all the projects in production.

During the quarter ended September 30, 2012, the Company analyzed the fair value of the unamortized deferred production costs and concluded that $228,541 should be impaired.  The Company assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the picture is less than the unamortized costs capitalized and did not identify indicators of impairment as of June 30, 2012; March 31, 2012; and September 30, 2011.  The Company did not record any capitalized production costs for the quarters ended June 30, 2011 and March 31, 2011.

Other Current Assets

The Company earned production fees in the amount of $150,000 that had not been received as of September 30, 2012 and were recorded in other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2012.

For the quarter ended June 30, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app (“game or app”) for an upcoming web series.    Per guidance in ASC 926-720-25 the Company has accounted for these as advertising costs and had deferred them until the app was available for use. During the quarter ended September 30, 2012, the Company released the app and as a result expensed approximately $320,000 as advertising costs related to this app.

NOTE 7 — DEFERRED REVENUE

As of March 31, 2011, the Company recorded deferred revenue of $177,823 for a project that was completed and recorded into income during the quarter ended June 30, 2012.

Per agreements with certain vendors, the Company is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company received payments related to these agreements and had recorded $720,000 as of March 31, 2012 and $1,080,000 as of June 30, 2012 of deferred revenue related to its most recent production. During the quarter ended September 30, 2012, the production was completed and revenue was recorded in accordance with guidance from FASB ASC 926-60 “Revenue Recognition – Entertainment – Films”.  There is no deferred revenue as of September 30, 2012, September 30, 2011 and June 30, 2011.

NOTE 8 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011 there were no significant revenues generated or costs incurred related to the Kids Club.

During the quarters ended March 31, 2011, June 30, 2011 and September 30, 2012, the Company entered into Equity Finance Agreements in the amount of $359,000, $536,000 and $105,000 respectively, for the option to participate and share revenues of web series productions.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” will cease and the Investors will be entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011.  The costs of all productions not completed have been capitalized and included in the condensed consolidated balance sheet as Capitalized production costs.

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

NOTE 9 — NOTES PAYABLE

Balance December 31, 2010 (convertible debt)	$100,000
Converted to non-convertible debt (4th Quarter 2011)	(100,000)
Additions (4th quarter 2011)	550,000
Payments (4th quarter 2011)	(10,000)
Balance December 31, 2011	$540,000
Additions	850,000
Balance March 31, 2012	$1,390,000
Additions	200,000
Converted into equity of subsidiary	(1,500,000)
Balance June 30, 2012	$90,000
Additions	300,000
Balance September 30, 2012	$390,000

In March 2009, the Company received proceeds of $100,000 from an advance with terms agreed verbally. The advance had an interest rate of 10% and was convertible at $.50 per share.  The advance was due two years from the date of the advance. On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 for the total of principal and accrued interest due on this advance.  On the same day, the Company made a payment in the amount of $14,612 and as of December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 owed $90,000 on the Promissory Note. The unsecured Promissory Note is payable on demand and bears interest at 10% per annum.   The Company expensed interest related to this promissory note as follows: $2,369 for the three months ended March 31, 2012; $2,368 and $4,737 for the three and six months ended June 30, 2012 and $2,394 and $7,131 for the three and nine months ended September 30, 2012. Accrued interest related to this note was $0 as of December 31, 2011, $2,369 as of March 31, 2012, $4,737 as of June 30, 2012 and $7,131 as of September 30, 2012.

The Company signed the following unsecured Promissory notes bearing 10% interest per annum and payable upon demand:  a)   On November 10, 2011 in the amount of $450,000 b) on January 14, 2012 in the amount of $450,000 c) on February 6, 2012 in the amount of $150,000 d) on March 20, 2012 in the amount of $250,000 e) on April 25, 2012 in the amount of $200,000 and f) on July 5, 2012 in the amount of $300,000. The Company expensed interest related to these notes as follows: $6,288 and $6,288 for the three and twelve months ended December 31, 2011; $24,274 for the three months ended March 31, 2012; $18,356 and $42,630 for the three and six months ended June 30, 2012 and $7,151 and $7,151 for the three and six months ended September 30, 2012. Accrued interest related to these notes was recorded as follows: $6,288 as of December 31, 2011; $$30,562 as of March 31, 2012; $48,918 as of June 30, 2012 and $7,151 as of September 30, 2012.

 On May 21, 2012, the Company entered into an agreement with the note holder to convert Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable, and as such, equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction. The note holder forgave the interest due on the note in the amount of $48,918 that is recorded as Other income in the condensed consolidated statement of operations.

NOTE 10 — DERIVATIVE LIABILITY

In June of 2008, in connection with the stock purchase agreement, Mr. O’Dowd was granted certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.  The Company determined that the anti-dilution instrument was not indexed to the Company’s own stock and should be accounted for as a derivative financial liability.  The Company estimated the fair value of the anti-dilution instrument using a Monte Carlo simulation and recorded a $4,031,726 liability against additional paid in capital using guidance from FAS 141 for reverse acquisition that states that the payment of cash or stock to the accounting acquirer should be considered a distribution of capital.  The Company recorded the fair value of the derivative instrument at each balance sheet date and recorded changes to the liability against earnings or loss included in Other income or expense in the Consolidated Statements of Operations and Comprehensive Loss for that period.  Our valuation technique made certain assumptions as to when warrants would be in-the-money at any time during the valuation period and assumed they would be exercised if the exercise price was less than 50% of the maximum projected stock price.  The Company also made certain assumptions as to the cash needed for operations and the working capital deficit. Taking all these factors into account, the Company estimated the shortfall of the cash that would be needed for operations and assumed that a percentage would be covered by the issuance of shares for services based on the historical ratio of stock compensation expense to cash used in operations.  The stock volatility represents the range of the volatility curves used in the valuation analysis that the reporting entity has determined market participants would use based on comparison with similar entities. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.   The table below summarizes the assumptions made in our calculations:

As of:	Volatility	Expected Term	Risk Free Interest Rate	Stock Price
September 30, 2012	0.00%	-	0.00%	$-
June 30, 2012	90.99%	1.00	0.21%	$0.04
March 31, 2012	83.37%	1.25	0.19%	$0.13
September 30, 2011	64.68%	1.75	0.25%	$0.15
June 30, 2011	72.00%	2.00	0.80%	$0.09
March 31, 2011	80.00%	2.25	0.80%	$0.08

The following is a roll forward through September 30, 2012, of the fair value liability of the anti-dilution derivative instrument:

Fair Value of Liability for Anti-Dilution derivative instrument
Balance as of December 31, 2010	$366,317
Change in fair value included in (Income)/Loss from valuation of derivative	(88,842)
Balance as of March 31, 2011	277,475
Change in fair value included in (Income)/Loss from valuation of derivative	16,645
Balance as of June 30, 2011	294,120
Change in fair value included in (Income)/Loss from valuation of derivative	376,861
Balance as of September 30, 2011	670,981
Change in fair value included in (Income)/Loss from valuation of derivative	(309,390)
Balance as of December 31, 2011	361,591
Change in fair value included in (Income)/Loss from valuation of derivative	208,588
Balance as of March 31, 2012	570,179
Change in fair value included in (Income)/Loss from valuation of derivative	(385,432)
Balance as of June 30, 2012	184,747
Change in fair value included in (Income)/Loss from valuation of derivative	113,746
Settlement due to forgiveness of the remaining liability recorded in Additional paid in capital	(298,493)
Balance as of September 30, 2012	$-

During the quarter ended September 30, 2012, Mr. O’Dowd was issued 17,701,365 shares related to the anti-dilution agreement and agreed to waive any further liability related to this agreement.  The Company then recorded $298,493 to additional paid in capital using guidance in ASC 470-50-40-2 that states extinguishment of debt by a related party can be treated as a capital contribution.

NOTE 11 — LOANS FROM RELATED PARTY

On January 1, 2011, the Company and the Company’s CEO, signed a Promissory Note in the amount of $1,137,361 for the outstanding principal and accrued interest as of December 31, 2010. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid within ten days notice to the Company. The Company CEO loaned funds and was repaid funds as follows:

	Loan	Repayment
Three months ended March 31, 2011	$174,500	$25,500
Six months ended June 30, 2011	$279,500	$25,500
Nine months ended September 30, 2011	$584,500	$50,500

The note accrues interest at a rate of 10%. Accrued interest on the note as of December 31, 2010 was $207,216.During the quarter ended March 31, 2011, the Company signed a promissory note for the outstanding balance of the note plus the accrued interest for a total of $1,137,361.

  Interest Expense and accrued interest for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 are as follows:

	3/31/2011	6/30/2011	9/30/2011

Interest Expense for three months ended:	$23,384	$29,022	$31,367
Interest Expense for year to date ended:	$23,384	$52,406	$83,773
Accrued Interest as of:	$23,384	$52,406	$83,773

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 for the outstanding advances made to the Company and $474,457 of accrued expenses that were previously included in other current liabilities, including $123,291 of accrued interest. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. The note accrues interest at a rate of 10% per annum. During the quarters ended September 30, 2012, June 30, 2012, and March 31, 2012, the Company did not receive any additional loans from or repay any portion of the loan to its CEO.    Interest expense and accrued interest for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 are as follows:

	3/31/2012	6/30/2012	9/30/2012

Interest Expense for three months ended:	$40,288	$55,118	$64,652
Interest Expense for year to date ended:	$40,288	$95,406	$160,058
Accrued Interest as of:	$40,288	$95,406	$160,058

Accrued interest for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012 is reflected in Other current liabilities in the condensed consolidated balance sheets.  Accrued interest on this note was $0 as of December 31, 2011.

NOTE 12 — LICENSING AGREEMENT - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc. and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company has not used the brand properties during the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012,  June 30, 2012 and September 30, 2012 and as such has not recorded royalty expense related to this agreement.

NOTE 13 — STOCKHOLDERS’ EQUITY

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2010 and December 31, 2011, the Company had 1,042,753 of preferred shares issued and outstanding.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

As of March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and December 30, 2010 and December 31, 2011, the Company had 64,190,987 shares issued and outstanding. As of September 30, 2012, the Company had 81,892,352 shares issued and outstanding.

On June 8, 2012, the Company sold 1,000,000 shares of common stock for $250,000.  Due to administrative issues, the shares have not yet been issued but under the agreement the investor is not able to revoke the subscription and is not entitled to a refund of the $250,000. As a result, the proceeds of the sale have been recorded in Additional paid in capital. These shares are anti-dilutive and had no impact on earnings per share for the three and six months periods ended June 30, 2012 or the three and nine months ended September 30, 2012.

For the quarter ended September 30, 2012, the Company issued 17,701,365 shares to our CEO, Bill O’Dowd related to the anti-dilution clause of the Purchase Agreement dated June 2008.

 On September 7, 2012, the Board of Directors and majority shareholders of the Company approved the amendment of the articles of incorporation of the Company to increase the number of authorized shares of common stock to 200,000,000 shares.  The purpose for the increase of the authorized shares was to permit the full conversion of all outstanding convertible securities and to allow for flexibility for future equity financings to raise funds to support the intended growth of the Company’s business. The change will not be effective until subsequent to quarter end since under Section 14 (c) of the Securities Exchange Act of 1934, the increase is not effective until twenty calendar days from the time of the mailing of the Information Statement to the shareholders which was done October 15, 2012.  The Company filed a Certificate of Amendment to the Articles of Incorporation with the Office of Secretary of the State of Nevada on November 13, 2012 to effectuate the change.

C) Dolphin Kids Club, LLC

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and will receive additional capital contributions of $1,500,000 during the year ended December 31, 2012 (of which $1,325,000 has been received during the nine months ended September 30, 2012) for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs, LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.   As of September 30, 2012, the Company recorded a noncontrolling interest of $2,825,000 for the 25% interest Dolphin Kids Clubs LLC.

NOTE 14 — WARRANTS

For the year ended  December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 there were 10,614,007 warrants outstanding with a weighted average exercise price of  $0.31. A summary of warrants issued, exercised and expired during the three months ended March 31, 2012, the six months ended June 30, 2012 and the nine months ended September 30, 2012 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance outstanding at March 31, June 30, September 30 and December 31, 2011	10,614,007	$0.31
Issued	-	-
Exercised	-	-
Expired	-	-
Balance outstanding as of March 31, 2012	10,614,007	$0.31
Issued	-	-
Exercised	-	-
Expired	504,101	0.80
Balance outstanding as of June 30, 2012	10,109,906	$0.28
Issued	14,000,000	0.25
Exercised		-
Expired	925,641	0.80
Balance outstanding as of September 30, 2012	23,184,265	$0.24

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.  On September 13, 2012, the Company extended the expiration date of the Warrant “E” to September 13, 2015

T Squared Investments LLC wired Two Hundred Thousand Dollars ($200,000) to the Company, which resulted in the effective reduction of the exercise price of Warrant “E” from $0.25 per share to $0.2214 per share. T Squared Investments LLC can continually make payments to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933.  On February 16, 2011 T-Squared Investments, LLC paid down an additional $100,000 reducing the exercise price on the warrants to $.0214. On July 11, 2011 T-Squared Investments, LLC paid down an additional $25,000 reducing the exercise price on the warrants to $.0179. During the quarters ended June 30, 2011, March 31, 2012, June 30, 2012, September 30, 2012 T-Squared Investments, LLC did not make any payments to reduce the exercise price on the warrants.  As of September 30, 2012 the current exercise price on the 7,000,000 (Warrant “E”) warrants is $.0179.

T Squared Investments LLC has agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to get consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually make payments to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended September 30, 2012 to reduce the exercise price of the warrants.  The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk-free interest rate of 32%, and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E”.

T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended September 30, 2012 to reduce the exercise price of the warrants.

NOTE 15— RELATED PARTY

 On July 15, 2011 the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO and Chairman of the Board to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The production company paid Dolphin Entertainment, Inc. during the quarter ended June 30, 2012.

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company has accrued $1,187,500 of compensation as Accrued compensation and $8,019 of interest in Other current liabilities on its condensed consolidated balance sheet as of September 30, 2012 in relation to this agreement.  During the three and nine months ended September 30, 2012, the Company expensed $562,500 and $1,187,500 in compensation and $8,019 and $8,019 of interest expense related to this agreement.  The Company did not have any officer compensation for the three and nine months ended September 30, 2011.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.   The Company has not filed for a motion to dismiss and no further action has been taken regarding this case.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  The Company has assessed and determined that it does not have any continuing liability related to the Canadian subsidiary.

Tax Filings

At December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing IRS informational forms of US persons with respect to certain foreign corporations for the years ended 2007, 2008 and 2009.    The penalties per return are $10,000 per entity per year. We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.  The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. In the first quarter of 2012, we received a notice stating that the reasonable cause had been denied.  The Company has decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company has made payments in the amount of $31,000 for the nine months ended September 30, 2012 related to these penalties and $80,000 remains accrued at December 31, 2012.

  Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or expenses related to this binding term sheet for the nine months ended September 30, 2012.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first installment of $25,000 was paid during the first quarter, a second $25,000 was paid during the second quarter and remaining payments will be made monthly over a two year period once the website is delivered. The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.  During the quarter ended September 30, 2012, the Company did not derive any revenues from these agreements.

Incentive Compensation Plan

On September 7, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 12.  No awards have been issued related to this plan.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock-Cancelled

 On October 8th, 2012, the Company cancelled and returned one million shares back to authorized shares.  The shares were ultimately returned to the Company as part of the confidential Mutual Stipulation and Settlement Agreement dated March 24, 2011, between the Company and former employees and officers of the Company.

Kids Club

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.

Production Service Agreement

In April 2013, the Company entered into a verbal agreement to provide services to a related party for production of theatrical films. The initial agreement expires December 31, 2015 and renews automatically for a subsequent year unless either party notifies the other within 30 days of the expiration date.  The annual fee for these services is $2,000,000.  The Company has not yet finalized the written agreement.

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

References in this Form 10-Q to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its consolidated subsidiaries, Dolphin Digital Media, (Canada), Ltd, (filed for bankruptcy March 23, 2012) Anne’s World, Ltd, Curtain Rising, Ltd, Hiding Digital Productions, LLC, Cybergeddon Productions, LLC and Dolphin Kids Clubs, LLC.

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

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club in this upcoming back-to-school season.  These are perfect examples of high-quality brands with tremendous reach to children nationwide that will benefit from the engagement that comes from a highly entertaining and informative Kids Club.  To date, the Company has not generated any material revenue and has incurred $50,000 in expenses related to the Kids Clubs.

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

Dolphin Digital Studios

During the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011and March 31, 2011, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating expenses during the three and nine months ended September 30, 2012 were incurred related to Dolphin Digital Studios.

Dolphin Digital Studios is a natural fit and progression in the core business of Dolphin Digital Media —entertaining its customers through high-quality digital programming. Premium online video is the largest growth sector for online advertising, with market leaders such as Yahoo!, Hulu, Netflix, YouTube and AOL recently announcing major initiatives around original programming.

Dolphin Digital Media foresees 3 distinct demographics for its upcoming “web series”:

4.	Tweens (roughly 9-14 years old);
5.	Teens and Young Adults (roughly 14-24 years old); and
6.	General Market (roughly 14-49 years old).

Each of these demographics will be served with different content, and the Company may have different distribution partners for each of these demographics.

Dolphin Digital Studios earns revenue from the online distribution of its web series in three different ways:

4.	Producer’s Fees: Dolphin Digital Studios will earn fees for producing each web series, as included in the production budget for each project;
5.
Advertising Revenue:  typically, Dolphin Digital Studios will be entitled to between 50-60% of all advertising revenue generated by its distribution partner from the online distribution of any particular web series; and

6.	Sponsorship Revenue: Dolphin Digital Studios will generally retain between 70-100% of any product integration fees, or sponsorship revenues, associated with any of its web series.

During the quarter ended September 30, 2012, the Company recognized revenues of $2,098,500 and cost of revenues of $1,577,484 and during the quarter ended June 30, 2012, the Company recognized revenues of $998,582 and cost of revenues of $960,983 from Dolphin Digital Studios.   Web series, in general, have a fairly short development and production cycle, thus allowing for quick distribution (as opposed to traditional television and film models). The Company received $359,000 during the quarter ended March 31, 2011, $536,000 during the quarter ended June 30, 2011 and $105,000 during the quarter ended September 30, 2012 from investors through Equity Finance Agreements for web series in production through December 31, 2012. On January 1, 2013, the production “cycle” will cease and the Investors will be entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross revenues of production to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded and as such did not record any additional provision related to these agreements as of September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011, June 30, 2011 and March 31, 2011.

Dolphin Digital Studios expects to initially produce several web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.

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

Aim High comes from Director/ Producer McG, production company Wonderland Sound and Vision, and production services were provided by Bandito Brothers. Peter Murrieta, who served as Executive Producer for the Disney Channel mega-hitWizards of Waverly Place, is the Executive Producer. The series is written by Heath Corson (Living with Abandon / Scary Godmother) and Richie Keen (Living with Abandon), who also serve as Executive Producers, directed by Thor Freudenthal ( Hotel for Dogs/ Diary of a Wimpy Kid ) and produced by Lance Sloane ( Yucatan ).

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

Dolphin Digital Studios’ never became involved with the production of this second web series in the partnership and subsequently focused its resources on the production of Cybergeddon.

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

During the first quarter of 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The company entered into agreements with certain vendors and as part of these agreements is responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company received $720,000 during the quarter ended March 31, 2012 and $360,000 during the quarter ended June 30, 2012 that it recorded as Deferred revenue on the condensed consolidated balance sheets.  The Company completed the web series during the quarter ended September 30, 2012 and recorded revenues of approximately $2,099,000 related to this production during the quarter ended September 30, 2012.  The Company began amortizing the capitalized production costs using the individual film forecast computation method and amortized costs of approximately $1,344,000 related to this production during the quarter ended September 30, 2012.   As of September 30, 2012, the Company has capitalized production costs related to this production, net of accumulated amortization and estimated tax credits, of approximately $959,000 that are recorded in the condensed consolidated balance sheets as capitalized production costs.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series.  For the quarter ended June 30, 2012, the Company recorded $222,500 in other assets on the condensed consolidated balance sheet. The Company expensed $320,000 as advertising costs related to this app during the quarter ended September 30, 2012.

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

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the enhanced Coca-Cola Junior Canes Club, an exciting fan club for children that combines unique “real-world” offerings with an engaging online experience.  The core of the Junior Canes Club is a fun and unique fan experience online at www.juniorcanesclub.com.  Junior Canes Club members can ask their favorite player or coach a question, see exclusive videos and photos from University of Miami athletics, play online games, create and customize their own personal profile page, take fan polls, and much more.  The Junior Canes Club is open to children 12-years of age and younger.  A registration fee of $20 provides each Junior Canes Club member with a Welcome Kit, which includes an Official Coca-Cola Junior Canes T-shirt, a membership card, and an autographed photo from Sebastian the Ibis. Each month thereafter is only $9.99, and entitles Junior Canes Club members to an array of benefits, both at sporting events and online, which currently hold over a $400 annual value.  On November 25th, all Junior Canes were invited to receive free admission to the University of Miami vs. Boston College ACC Conference football game.  Club members also received free admission to select men’s and women’s basketball games, as well as to select baseball games. By using their exclusive membership card, they also received free admission to all home women’s soccer and women’s volleyball games.  There are multi-child discounts, with the second child (and each additional child) per household receiving 50% off the monthly fee (only $4.99 per month per additional child).  The Company will share equally revenues from net membership fees with the University of Miami. For the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, and September 30, 2011, the Company did not generate any significant revenues or incur significant expenses from this Partnership with the University of Miami.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  This site will give kids the opportunity to view photos of their favorite players and teams, get up to date news on games and events, view videos of popular TV shows and celebrities and play online games.  Similar to the Junior Canes Club, they will be able to create their own personal profile page.  The site will also feature an event calendar so the members can stay informed of upcoming games, fan celebrations, etc.   In addition, there will be several sweepstakes throughout the year for an opportunity to meet a national celebrity.   The Company is still in the process of finalizing the details concerning the membership benefits and fees. During the first quarter of 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter, the second $25,000 installment was paid during the second quarter and the remaining payments will be made monthly over a period of two years upon receipt of the completed site which was subsequent to the quarter ended September 30, 2012.

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and received additional capital contributions of $1,500,000 during the year ended December 31, 2012 (of which $1,325,000 has been received during the nine months ended September 30, 2012) for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of September 30, 2012, the Company recorded a noncontrolling interest of $2,825,000 for the 25% interest in Dolphin Kids Clubs LLC.  Except as noted in the preceding paragraph, the Company did not incur any liabilities or derive any revenue from this agreement during the third quarter of 2012.

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

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. There have been no royalties received by the Company in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, currently not set to expire until June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the three and nine months ended September 30, 2012, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

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

Interest expense increased by $41,402 from $25,839 to $67,241 due to a total of four promissory notes entered into during the last quarter of 2011 and the first quarter of 2012 for a total of $1,300,000 with an unrelated party.  The promissory notes bear interest at 10% per annum.  The increase is also due to an increase in the balance of the promissory note to our CEO.

During the first quarter ended March 31, 2012, the Company deconsolidated a Canadian subsidiary and recognized a gain on deconsolidation of $293,730, mostly from third party liabilities.  It also wrote off accumulated other comprehensive income of $65,235 related to foreign currency translations.

The net loss was $956,575 or $(0.01) per share based on  81,892,352 weighted average shares outstanding for the quarter ended March 31, 2012 compared to a loss of $42,285 or $(0.00) per share based on 81,892,352 weighted average shares outstanding for the quarter ended March 31, 2011. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $372,239 for the quarter ended March 31, 2011, to $377,157 for the year quarter ended March 31, 2012. During the first quarter of 2012, the Company capitalized additional production costs of $336,771 related to web series production. The Company also deferred $720,000 of revenue received from a sponsorship agreement for a web series that will be completed in the third quarter of 2012. The company decreased its accounts payable by $146,947 by paying down certain vendors on a monthly basis.   Other current liabilities increased by $337,777 mostly due to the accrual of compensation for its CEO in the amount of $312,500.  On March 23, 2012, one of the Company’s Canadian subsidiaries filed for bankruptcy in Canada.  The Company recognized a gain on deconsolidation in the amount of $293,730 related to write off of third party liabilities.  It also recognized a loss related to the write off of Accumulated Other Comprehensive Income that was due to foreign exchange translations. During the first quarter of 2011, the Company had a decrease of deferred revenue in the amount of $175,000 related to revenues from a license agreement recognized in that quarter.

Cash Flows used in investing activities increased by $11,620 for the quarter ended March 31, 2012.  This increase is related to purchase of fixed assets for the Company’s new offices.

Cash flows from financing activities increased by $147,000 during the first quarter of 2012.  This is due to loans received in return for three unsecured promissory notes signed by the Company.  During the first quarter of 2011, cash flows from financing activities increased mainly due to advances from our CEO in the net amount of $149,000, proceeds received from pay down of warrants in the amount of $100,000 and proceeds from revenue sharing agreements related to web series productions in the amount of $359,000.

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

General and administrative costs increased by approximately $385,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  This increase is primarily due to personnel costs. The Company has accrued $62,500 of compensation and $250,000 quarterly bonus for 2012 for its CEO.  The Company is currently finalizing the terms of the employment agreement but has accrued for costs as per current discussions. During the quarter ended June 30, 2012, the Company made a payment of $100,000 as a charitable contribution.  General and administrative costs increased by approximately $935,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  This increase is mainly due to a $700,000 increase in personnel costs mostly related to accrued compensation for our CEO as discussed above.  The Company also made payments totaling $200,000 as a charitable contribution during the six months ended June 30, 2012. Web costs increased by $21,000 and $41,000 respectively for web costs for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. This is attributable to the development of the kids club website that the Company has expensed.  Travel costs increased by $15,000 and $26,000 respectively during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due to travel to web series production sites and several meetings to negotiate new business.  Professional fees decreased by $76,000 for the six months ended June 30, 2012  as compared to the six months ended June 30, 2011 mostly due to legal fees since the Company settled litigation in the first quarter of 2011and costs incurred during the second quarter of 2011 to restate the first quarter 10Q.  The Company also decreased its Public Relations costs for the same periods by $90,000 by terminating a contract that it had with a Public Relations firm.  Rent and office expenses increased by approximately $20,000 during the six months ended June 30, 2012 as compared to six months ended June 30, 2011 due to new office space.

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

The net loss was $1,411,981 or $(0.02) per share based on  81,892,352 weighted average shares outstanding for the quarter ended June 30, 2012 compared to a loss of $363,028 or $(0.00) per share based on 81,892,352 weighted average shares outstanding for the quarter ended June 30, 2011. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $683,163 for the six months ended June 30, 2011, to $1,951,010 for the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company capitalized additional production costs of $1,604,539 related to web series production. During the six months ended June 30, 2012, the Company amortized $960,983 of capitalized production costs related to its first production.  The Company also deferred $1,080,000 of revenue received from a sponsorship agreement for a web series that will be completed in the fourth quarter of 2012. Other Current assets increased by $200,482 because of the costs incurred and deferred to produce the iOS app for the upcoming web series.  The Company decreased its accounts payable by $187,932 by paying down certain vendors on a monthly basis.   Other current liabilities decreased by $807,597 mostly due to $875,000 of production liability paid.  On March 23, 2012, one of the Company’s Canadian subsidiaries filed for bankruptcy in Canada.  The Company recognized a gain on deconsolidation in the amount of $293,730 related to write off of third party liabilities.  It also recognized a loss related to the write off of Accumulated Other Comprehensive Income that was due to foreign exchange translations. During the first six months of 2011, the Company had a decrease of deferred revenue in the amount of $352,823 related to revenues from a license agreement and production revenue recognized in that period.

Cash Flows used in investing activities increased by $13,835 for the six months ended June 30, 2012.  This increase is related to purchase of fixed assets for the Company’s new offices.

Cash flows from financing activities increased from $1,344,000 to $2,050,000 during the six months ended June 30, 2012.  This is due to loans received in return for unsecured promissory notes signed by the Company in the amount of $1,050,000.  On May 21, 2012, the Company entered into an agreement with the note holder to convert the promissory notes, an additional $750,000 received during the second quarter and $750,000 to be received by November 15, 2012 to a 25% interest of Dolphin Kids Clubs LLC.    In addition, the Company received $250,000 for 1,000,000 shares of its common stock.   During the six months ended June 30, 2011, cash flows from financing activities increased mainly due to advances from our CEO in the net amount of $254,000, proceeds received from pay down of warrants in the amount of $100,000 and proceeds from revenue sharing agreements related to web series productions in the amount of $995,000.

Results for the three and nine months ended September 30, 2012 and September 30, 2011

The Company has recognized revenues of $2,098,500 and $0 from licensing and production fees for the three months ended September 30, 2012 and 2011, respectively, and $3,097,082 and $472,824 for the nine months ended September 30, 2012 and 2011, respectively. Revenue for the nine months ended September 30, 2012 was related to completion of its productions, “Hiding” and “Cybergeddon”.  $197,824 of revenues for the nine months ended September 30, 2011 was related to Producers fees and $275,000 for an agreement to sell the German language licensing rights of Dolphin Secure to Dolphin Germany Media, an unrelated company.  Cost of revenues increased by $1,577,484 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and by $2,535,195 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  This is due to the amortization of production costs that were expensed using the individual-film-forecast-computation method.

General and administrative costs increased by approximately $1,214,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase is primarily due to personnel costs. During the three months ended September 30, 3012, the Company accrued $62,500 in compensation and $500,000 bonus for its CEO, as per the employment agreement. The Company also expensed $377,495 in advertising related to a web production.  Professional fees have increased by $46,000 due to the Company hiring several outside consultants for investor relations and legal counsel. Travel costs increased by $36,000 due to increased travel to negotiate new business.   General and administrative costs increased by approximately $2,149,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  This increase is mainly due to a $1,300,000 increase in personnel costs mostly related to accrued compensation for our CEO as discussed above.  The Company also made payments totaling $200,000 as a charitable contribution during the first nine months of 2012.  Travel costs increased $62,000 due to travel to web series production sites and several meetings to negotiate new business.  The Company’s overall Professional fees increased by $7,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 mostly due to the Company hiring several outside consultants for investor relations and legal counsel.  Rent and office expenses increased by approximately $34,000 during the nine months ended September 30, 2012 as compared to nine months ended September 30, 2011 due to new office space.

 Interest expense increased by approximately $133,000 for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011 mostly due to an increase in the principal balance of the note from our CEO, interest on the accrued compensation of our CEO and interest on the promissory notes.

During the nine months ended September 30, 2012, the Company deconsolidated a Canadian subsidiary and recognized a gain on deconsolidation of $293,730, mostly from third party liabilities.  It also wrote off accumulated other comprehensive income of $65,235 related to foreign currency translations.

The net loss was $2,642,494 or $(0.03) per share based on 81,892,352 weighted average shares outstanding for the nine months ended September 30, 2012 compared to a loss of $1,117,356 or $(0.01) per share based on 81,892,352 weighted average shares outstanding for the nine months ended September 30, 2011. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $1,570,320 for the nine months ended September 30, 2011, to $2,492,805 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company capitalized additional production costs of $2,240,298 related to web series production. During the nine months ended September 30, 2012, the Company amortized $2,304,609 of capitalized production costs.  Other Current assets increased by approximately $128,000 due to a receivable of producers fees for a web series production. The Company decreased its accounts payable by $59,719 by paying down certain vendors on a monthly basis. Tax credits earned with respect to expenditures on qualifying productions are included as an offset to deferred production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized. The tax credits in the amount of approximately $916,000 will be collected by the third party production company and will reduce the Company’s liability to them.  As such they have been recorded as a reduction of other current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2012.  Payroll liabilities increased by $1,187,500 due to the accrual of compensation and bonus for the Company’s CEO per the employment agreement.  On March 23, 2012, one of the Company’s Canadian subsidiaries filed for bankruptcy in Canada. The Company recognized a gain on deconsolidation in the amount of $293,730 related to write off of third party liabilities.  It also recognized a loss related to the write off of Accumulated Other Comprehensive Income that was due to foreign exchange translations. During the first nine months of 2011, the Company had a decrease of deferred revenue in the amount of $352,823 related to revenues from a license agreement and production revenue recognized in that period.

Cash Flows used in investing activities increased by $14,600 for the nine months ended September 30, 2012.  This increase is related to purchase of fixed assets for the Company’s new offices.

Cash flows from financing activities increased by $1,416,000 during the nine months ended September 30, 2012.  The increase is due to loans received in return for unsecured promissory notes signed by the Company in the amount of $1,350,000.    In addition, the Company received $250,000 for 1,000,000 shares of its common stock. The Company received $105,000 for a revenue sharing agreement related to the production of web series. The Company also received $35,000 for the sale of 7,000,000 warrants. During the nine months ended September 30, 2011, cash flows from financing activities increased mainly due to advances from our CEO in the net amount of $534,000, proceeds received from pay down of warrants in the amount of $125,000 and proceeds from revenue sharing agreements related to web series productions in the amount of $995,000.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended  December 31, 2012, December 31, 2011 and December 31, 2010, and our levels of working capital for the years then ended. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.

The Company has begun reporting revenues from its web series business during 2012. During the nine months ended September 30, 2012, the Company completed production of two web series and reported revenues of $3,097,082.  On May 21, 2012, the Company entered into an agreement with a note holder to convert $1,500,000 of Promissory Notes into a 25% member interest in a newly formed entity called Dolphin Kids Clubs, LLC. As part of the agreement, the note holder contributed an additional $750,000 during the second quarter, $575,000 during the quarter ended September 30, 2012 and an additional $175,000 by November 15, 2012. During the nine months ended September 30, 2012, the Company received $250,000 from the sale of 1,000,000 common shares. During the quarter ended September 30, 2012, the Company received $300,000 for an unsecured promissory note, payable on demand and bearing interest at 10% per annum.  It has also sold 7,000,000 warrants for $35,000 and received $105,000 through a revenue sharing agreement for web series productions.  In April 2013, the Company entered into an agreement with a related party to provide production services for a fee of $2,000,000 per year.  The agreement, that has not been fully executed, expires December 31, 2015.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current comprehensive annual report on Form 10-K for the year ended December 31, 2012, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2011, the FASB issued new guidance for comprehensive income which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Also, the entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance in the quarter ended March 31, 2012.

In October 2012, the FASB issued new guidance on the Impairment Assessment of Unamortized Film Costs, ASU 2012-07, Entertainment –Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. The amendment in this ASU requires that if evidence of a possible need for a write down of unamortized film costs occurs after the date of the balance sheet but before the financial statements are issued, a rebuttable presumption exists that the condition leading to the write off existed at the balance sheet date and therefore requires that those conditions be incorporated into the fair value measurement as of the balance sheet date.  The amendment also eliminates the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by the market participants at the measurement date.

For SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012.  For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013.  The amendments resulting from this ASU should be applied prospectively.  Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued, or, for all other entities, have not yet been made available for issuance.  We will adopt this guidance during the fourth quarter when performing our impairment analysis for the financial statements of December 31, 2012.

Off-Balance Sheet Arrangements

There have not been any off balance sheet arrangements for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, and June 30, 2012.  As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

Managements Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 as required by Securities and Exchange Act Rule 13a-15(c). Based on that assessment, management identified the following material weakness:

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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2011 and review for the quarter ended September 30, 2012, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
● There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.
● Reconciliations are performed on all balance sheet accounts, including noncontrolling interest, on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
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

During the quarter ended September 30, 2012, the Company did not correctly account for tax credits to be received in connection with certain web series production.  The Company had initially included the calculation as a component of ultimate revenues.  Upon further evaluation, the tax credits should have been recorded as a reduction of deferred production costs and other current liabilities.  After a review of our current analysis and approval of reporting requirements, management concluded that the inadequate review and approval process of proper accounting treatment represented a material weakness.

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

PART VI — OTHER INFORMATION-QUARTERLY

ITEM 1.	LEGAL PROCEEDINGS

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty.  On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed a motion to dismiss this case and there has been no further action in the case.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  The Company has assessed and determined that it does not have any continuing liability related to the Canadian subsidiary.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.