Form 10-Q
period 2013-03-30
DOLPHIN DIGITAL MEDIA INC
filed 2014-08-14
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(305) 774-0407
(Registrant’s telephone number)

___________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The number of shares of Common Stock outstanding was 81,892,352 as of August 14, 2014.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	As of March 31, 2013	As of December 31 2012
	(Unaudited)
Current
Cash and cash equivalents	$1,993,825	$282,675
Inventory	-	7,968
Prepaid Expenses	-	5,589
Receivables and other current assets	524,492	239,259
Total Current Assets	2,518,317	535,491
Capitalized production costs	659,316	1,003,658
Property and equipment	20,680	17,732
Deposits	8,954	8,955
Total Assets	$3,207,267	$1,565,836

LIABILITIES
Current
Accounts payable	$583,340	$476,967
Other current liabilities	720,756	675,433
Accrued compensation	1,312,500	1,250,000
Debt	1,100,000	1,100,000
Loan from related party	4,470,623	2,120,623
Notes payable	375,000	390,000
Total Current Liabilities	8,562,219	6,013,023

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at March 31, 2013 and December 31, 2012
Preferred stock $0.001 par value, 10,000,000 shares authorized	1,043	1,043
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at March 31, 2013 and December 31, 2012
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(35,128,554)	(34,220,789)
Total Dolphin Digital Media, Inc. Deficit	(8,354,952)	(7,447,187)
Noncontrolling interest	3,000,000	3,000,000
Total Stockholders' Deficit	(5,354,952)	(4,447,187)
Total Liabilities and Stockholders' Deficit	$3,207,267	$1,565,836

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2013	2012

Revenues:	$769,620	$-

Expenses:
Direct Costs	634,521	-
General and administrative	688,882	428,866
Payroll	258,822	480,522
Total Expenses	1,582,225	909,388

Loss from Operations	(812,605)	(909,388)

Other Income/(Expense)
Gain on deconsolidation of subsidiary	-	293,730
Other income	89	-
Interest income	79	147
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	(65,235)
Interest expense	(95,327)	(67,241)
Loss on change in the fair value of derivative liability	-	(208,588)
Total Other Income/(Expense)	(95,159)	(47,187)
Net Loss	(907,764)	(956,575)

Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	65,235
Comprehensive Loss	$(907,764)	$(891,340)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(907,764)	$(956,575)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,757	1,008
Amortization of capitalized production costs	492,322	-
Net Gain upon Deconsolidation of subsidiaries	-	(293,730)
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	-	65,235
Change in fair value of derivative instrument	-	208,588
Inventory writedown	7,968	-
Changes in operating assets and liabilities:
Increase in receivables and other current assets	(285,232)	22,018
Decrease in prepaid expenses	5,589	-
Decrease in inventory	-	15
Increase in capitalized production costs	(147,980)	(336,771)
Decrease in deposits	-	2,225
Increase in deferred revenue	-	720,000
Increase in accrued compensation	62,500	125,000
Increase / (Decrease) in accounts payable	106,373	(146,947)
Increase in other current liabilities	45,322	212,777
Net Cash Used In Operating Activities	(619,145)	(377,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,705)	(11,620)
Net Cash Used In Investing Activities	(4,705)	(11,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	850,000
Repayment of note payable	(15,000)	-
Advances from related party	2,500,000	-
Repayment to related party	(150,000)	-
Net Cash Provided By Financing Activities	2,335,000	850,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,711,150	461,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	282,675	18,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,993,825	$479,978
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$9,526	$-

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that was filed with the SEC on April 23, 2014.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

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

On June 14 and June 22, 2012 respectively, the Company dissolved its wholly owned subsidiaries Anne’s World Ltd and Curtain Rising Inc. which have been deconsolidated from these unaudited condensed consolidated financial statements for the three months ended March 31, 2013.  Both subsidiaries had been inactive for several years and did not have any assets or liabilities and as such no gain or loss was recorded from deconsolidation.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2013 of $ 907,764. As of March 31, 2013, the Company recorded an accumulated deficit of $35,128,554. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on a deal for a variety of digital projects.  As a result, it expects to derive income from its digital productions in the first quarter of 2015.  In 2014, the Company began deriving some insignificant revenues from its kids club business and it expects to see an increase in these revenues towards the fourth quarter of 2014.  There can be no assurances that such income will be realized in future periods.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 except as follows:

Reclassification

Certain amounts in the prior period have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning January 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Other recent Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — CAPITALIZED PRODUCTION COSTS , RECEIVABLE AND  OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include the unamortized costs of completed web series which have been produced by the Company and costs of scripts for projects that have not been developed or produced. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the web series.

As of March 31, 2013, the Company had completed production on two web series. For the quarters ended March 31, 2013 and 2012, revenues earned from these web series were approximately of $770,000 and $0, respectively. The Company amortized capitalized production  costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of approximately $500,000 and $0 for the quarters ended March 31, 2013 and 2012.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $488,800 and $341,000 in capitalized production costs as of March 31, 2013 and December 31, 2012 associated with these scripts.  These projects are not yet in production.

 As of March 31, 2013 and December 31, 2012, respectively, the Company has total capitalized production costs of $659,316 and $1,003,658, net of accumulated amortization, tax incentives, recorded on its consolidated balance sheets.   There were no liabilities associated with these productions as of March 31, 2013 and $238,727, included as other current liabilities, as of December 31, 2012. The tax credits will be received by the production companies and used to pay the liabilities related to these productions.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Receivables and Other Current Assets

The Company recorded $524,492 and $239,259 in receivable and other current assets on its consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  This is mainly comprised of receivables related to its productions.  During the quarter ended March 31, 2013, the Company earned revenue from foreign sales and product integration in the amount of approximately $374,000.  There was also a producer’s fee of $150,000 earned during the year ended December 31, 2012 which was collected subsequent to quarter end.

NOTE 6 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarters ended March 31, 2013 and 2012, there were no significant revenues generated or costs incurred related to the Kids Club.

During the year ended December 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors are entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2013 and 2012.  The Company has invested these funds in eleven projects.  Only one of the productions was completed as of March 31, 2013 and there was no producer gross revenue as defined in the Equity Finance Agreements as of March 31, 2013 and 2012.  The Company expects to have gross producer revenues during 2014 at which time the investors will receive their pro rata share of the revenue.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

The Company recorded $1,100,000, on its condensed consolidated balance sheets related to these agreements as of March 31, 2013 and December 31, 2012.

The Company accounts for the above agreements in accordance with ASC 470-10-25-2 which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the investors.

NOTE 7 — NOTES PAYABLE

Balance December 31, 2012	$390,000
Additions	-
Payments	(15,000)
Balance March 31, 2013	$375,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company made principal payments in the amount of $15,000 and interest payments of $9,526 during the quarter ended March 31, 2013. The Company did not make any payments on principal or interest related to this notes payable for the quarter ended March 31, 2012. As of March 31, 2013 and December 31, 2012, $75,000 and $90,000 respectively were outstanding on this note.

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

On May 21, 2012, the Company entered into an agreement with a certain note holder to convert Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable, and as such, equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction. The note holder forgave the interest due on these notes in the amount of $48,918 which is recorded as Other Income in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2012.  Subsequent to this transaction, the Company had $300,000 outstanding related to the notes payable as of March 31, 2013.

The Company expensed $8,930 and $24,274 for interest related to these notes for the quarters ended March 31, 2013 and 2012, respectively. Accrued interest related to these notes was $23,642 and $24,239 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three months ended March 31, 2013, the CEO loaned the Company $2,500,000 and was repaid $150,000 of principal and $15,397 of accrued interest.  There were no additional loans or repayments made during the three months ended March 31, 2013.  During the three months ended March 31, 2013 and 2012, the Company expensed $54,918 and $40,288, respectively, as interest.  The Company recorded accrued interest of $269,453 and $229,932 on its consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

NOTE 9 — DERIVATIVE LIABILITY

In June of 2008, in connection with the stock purchase agreement, Mr. O’Dowd was granted certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.  The Company determined that the anti-dilution instrument was not indexed to the Company’s own stock and should be accounted for as a derivative financial liability.  The Company estimated the fair value of the anti-dilution instrument using a Monte Carlo simulation and recorded a $4,031,726 liability against additional paid in capital using guidance from ASC 805 for reverse acquisition that states that the payment of cash or stock to the accounting acquirer should be considered a distribution of capital.  The Company recorded the fair value of the derivative instrument at each balance sheet date and recorded changes to the liability against earnings or loss included in Other income or expense in the Consolidated Statements of Operations and Comprehensive Loss for that period.  Our valuation technique made certain assumptions as to when warrants would be in-the-money at any time during the valuation period and assumed they would be exercised if the exercise price was less than 50% of the maximum projected stock price.  The Company also made certain assumptions as to the cash needed for operations and the working capital deficit. Taking all these factors into account, the Company estimated the shortfall of the cash that would be needed for operations and assumed that a percentage would be covered by the issuance of shares for services based on the historical ratio of stock compensation expense to cash used in operations.  The stock volatility represents the range of the volatility curves used in the valuation analysis that the reporting entity has determined market participants would use based on comparison with similar entities. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.   The table below summarizes the assumptions made in our calculations for the quarter ended March 31, 2012:

As of March 31, 2012
Volatility	83.37%
Expected Term (in years)	1.25
Risk Free Interest Rate	0.19%
Stock Price	$0.13

The following is a roll forward through March 31, 2012, of the fair value liability of the anti-dilution derivative instrument.  There was no liability related to this derivative instrument as of March 31, 2013.

Fair Value of Liability for Anti-Dilution derivative instrument
Balance as of December 31, 2011	$361,591
Change in fair value included in (Income)/Loss from valuation of derivative	208,588
Balance as of March 31, 2012	$570,179

In September 2012, Mr. O’Dowd was issued 17,701,365 shares related to the anti-dilution agreement and agreed to waive any additional  liability related to this agreement. As such, there were no additional amounts due under this liability as of March 31, 2013.

NOTE 10— LICENSING AGREEMENT - RELATED PARTY

During the year ended December 31, 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the three month periods ended March 31, 2013 and 2012, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 11 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2013 and 2012, the Company had 1,042,753 of preferred shares issued and outstanding. Each share of Preferred stock is convertible into four shares of common stock and do not have any voting rights.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 100,000,000 shares at $0.015 par value.

On September 7, 2012, the Board of Directors and majority shareholders of the Company approved the amendment of the articles of incorporation of the Company to increase the number of authorized shares of common stock to 200,000,000 shares.  The purpose for the increase of the authorized shares was to permit the full conversion of all outstanding convertible securities and to allow for flexibility for future equity financings to raise funds to support the intended growth of the Company’s business. The change was effective October 15, 2012 at which time the Company filed a Certificate of Amendment to the Articles of Incorporation with the Office of Secretary of the State of Nevada on November 13, 2012 to effectuate the change.

 On June 8, 2012, the Company sold 1,000,000 shares of common stock for $250,000.

On October 8, 2012, the Company cancelled and returned one million shares back to authorized shares.  The shares were ultimately returned to the Company as part of the confidential Mutual Stipulation and Settlement Agreement dated March 24, 2011, between the Company and former employees and officers of the Company.

As of March 31, 2013 and 2012, the Company had 81,892,352 and 64,190,987, respectively, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.   As of March 31, 2013 and December 31, 2012, the Company recorded a noncontrolling interest of $3,000,000 on its consolidated balance sheets for the 25% interest in  Dolphin Kids Clubs LLC.

NOTE 12 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended March 31, 2013 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2012	21,824,477	$.20
Issued	—	—
Exercised	—	—
Expired	805,537	.99
Balance at March 31, 2013	21,018,940	$.17

On October 4th, 2007, the company entered into a financing agreement whereby warrants were issued to an investor to purchase the following amounts of common stock:

a)	650,000 shares of common stock exercisable at $0.72 per share.

b)	1,500,000 shares of common stock exercisable at $1.00 per share.

c)	1,500,000 shares of common stock exercisable at $2.00 per share.

On July 29, 2009, the Company entered into a financing agreement and issued a warrant in the amount of 384,615 shares exercisable at $.80 per share for a period of three years.

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2010 and 2011, T Squared Investments LLC paid down a total of $1,625,000 and the current exercise price is $0.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to get consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended March 31, 2013 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended March 31, 2013 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

During the quarter ended March 31, 2013, 805,537 warrants expired.

NOTE 13— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company accrued $1,312,500 and $1,250,000 of compensation as Accrued compensation and $69,943 and $38,573 of interest in Other current liabilities on its Consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, in relation to this agreement.  For the three months ended March 31, 2013 and 2012 the Company expensed as interest $31,370 and $0 of interest related to this agreement.

On July 15, 2011, the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The production company paid Dolphin Entertainment, Inc. during the quarter ended June 30, 2012.

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

Tax Filings

During the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the non-compliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $15,000 during the quarter ended March 31, 2012 related to these penalties.  The remaining $25,000 was paid during the year ended December 31, 2012.  As of  March 31, 2013 and December 31, 2012, $80,000 and $80,000 were accrued for these penalties in other current liabilities on the condensed consolidated balance sheets. The Company has not received any other notifications related to these returns.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the quarters ended March 31, 2013 and 2012.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first installment of $25,000 was paid during the first quarter of 2012, a second $25,000 was paid during the second quarter of 2012 and remaining payments will be made monthly over a two year period once the website is delivered. The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   To date, the Company has not derived any revenues related to this agreement.

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the quarter ended March 31, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   The Company did not record any revenues related to this arrangement and incurred $22,500 for the quarters ended March 31, 2013.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 11.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the quarter ended March 31, 2013.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31 2013, the Company entered into an agreement with a related party to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.

Subsequent to the year ended December 31, 2013, the Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.

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

Business Summary

              Dolphin Digital Media, Inc. is dedicated to the production of high-quality digital content.  Dolphin Digital Studios is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.

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

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club. During 2013, Dolphin Digital Media, Inc. partnered with a worldwide philanthropic organization to create a Kids Club to promote the organization’s philanthropic philosophy and encourage literacy programs.  Donors can sponsor membership for all children in a particular school and that donation entitles the school to receive a Reading Oasis from Scholastic Books.  The Company did not record any revenues related to this arrangement and incurred $22,500 in expenses for the quarter ended March 31, 2013.

Dolphin Digital Studios

During the quarter ended March 31, 2013, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the three months ended March 31, 2013 were incurred related to Dolphin Digital Studios.

Dolphin Digital Studios is a natural fit and progression in the core business of Dolphin Digital Media —entertaining its customers through high-quality digital programming. Premium online video is the largest growth sector for online advertising, with market leaders such as Yahoo!, Hulu, Netflix, YouTube and AOL making major initiatives around original programming.

Dolphin Digital Media foresees 3 distinct demographics for its upcoming “web series”:

●	Tweens (roughly 9-14 years old);
●	Teens and Young Adults (roughly 14-24 years old); and
●	General Market (roughly 14-49 years old).

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

During the quarter ended March 31, 2013, Dolphin Digital Studios concentrated its efforts in identifying and acquiring the rights to certain properties that it intends to produce for online distribution. Dolphin Digital Studios expects to produce several web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.  The Company secured financing for a slate of projects through Equity Finance Agreements in the amount of $1,000,000 that were entered into during 2011 and 2012.   Funding received through these investments is meant to help finance the costs of the web series.  Per the agreements, the Company invests in projects through January 1, 2013.  Investors are then entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in the producers’ revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers’ revenues to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2013 and December 31, 2012. The Company has invested these funds in eleven projects.  Only one of the productions was completed as of March 31, 2013 and there was no producer gross revenue generated as defined in the Equity Finance Agreements as of March 31, 2013.  The Company expects to generate gross producer revenues during 2014 at which time the investors will receive their pro rata share of the revenue.

Furthermore, the web series from Dolphin Digital Studios can be repackaged for distribution into “traditional media,” such as television and home video, on a worldwide scale, which will significantly increase the revenue potential for any particular web series. Web series that migrate to traditional media outlets will also benefit from having a pre-established track record and viewer base. For distribution into such outlets, Dolphin Digital Studios will capitalize on its existing relationship with Dolphin Entertainment, one of the top independent television producers and distributors in the world, with a specialty in quality children’s and teen programming. Founded in 1996, Dolphin Entertainment is an Emmy-nominated production and distribution company that has produced programming for Nickelodeon, Cartoon Network, and Canada’s Family Channel. Dolphin Entertainment currently distributes its children’s and teen programming into 300 million homes in over 100 countries.  Furthermore, Dolphin Entertainment has great experience with “general market” programming, as well, having distributed television movies from U.S. partners that include Lifetime, Anchor Bay,  and Starz, to name a few.

 The Company recognized $769,620 and $0 of revenues from online content for the quarters ended March 31, 2013 and 2012, respectively. These were derived from online productions that premiered in 2012.  The revenues in 2013 were mainly derived from product integration and sale of licensing rights in  foreign territories of the productions.

Cybergeddon

During 2012, the Company announced its project Cybergeddon.  Anthony Zuiker, the visionary creator of the CSI franchise and his production company Dare to Pass, and Yahoo, Inc. the premier digital media company partnered with Dolphin Digital Studios for this ground breaking motion picture event which brings to life the growing threat of cybercrime.  True to his storytelling form, Zuiker engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  Cybergeddon was released September 25, 2012, through Yahoo’s global online distribution.

During 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The Company entered into agreements with certain vendors and in accordance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and began to amortize the capitalized production costs using the individual film forecast computation method. During the quarter ended March 31, 2013, the Company recorded revenues of approximately $770,000 and amortized costs of approximately $500,000 related to this production.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during the third quarter of 2012. The Company did not generate any revenues or incur any expenses related to these app’s for the quarter ended March 31, 2013.

During 2013, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal, Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States. As of March 31, 2013, no productions associated with this partnership have been completed.

Kids Clubs

Dolphin Digital Media sees opportunity from the combination of the following two consumer trends: 1) a greater number of children under 18 have access to the internet in their lives (and most “own” their own devices – i.e. laptop computers, tablets, smartphones, etc.); and 2) those children who do have access to the internet spend an increasingly greater amount of time “online.”  Simply put, the internet has become the next generation’s “go to” destination for both entertainment and information.

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

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the Coca-Cola Junior Canes Club. The Company will share equally revenues from net membership fees with the University of Miami. For the quarters ended March 31, 2013 and 2012, the Company did not generate any significant revenues from this partnership with the University of Miami and decided to discontinue the program subsequent to quarter end.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  During the quarter ended March 31, 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter of 2012, the second $25,000 installment was paid during the second quarter of 2012 and the remaining payments are being made monthly over a period of two years upon receipt of the completed site.
.
On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of March 31, 2013 and December 31, 2012, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.

In 2013, the Company entered into an agreement with a worldwide philanthropic organization to create Club Connect.  Club Connect is a kids club that promotes the organization’s philanthropic philosophy and encourages literacy in elementary school age children.  High School drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop-out of high school (a rate which increases to 10x for minority children). In the US, nearly 60% of fourth graders are not reading at their grade level. Club Connect is an online site that offers reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency.   Club Connect has also partnered with Scholastic Books to provide a Reading Oasis to schools that are sponsored by a donor.  Donors may sponsor a school for $10,000 which entitles each child in the school to receive an annual Club Connect membership and a Reading Oasis for the school.  A Reading Oasis is a location in a school that is transformed into a reading room.  Scholastic will provide the Reading Oasis with hundreds of books (K-3), listening library, colorful bean bag chairs, a reading themed carpet, book cases, and a stereo listening center with four headphones.

During 2013, the Company hired a third party to create the website.  As per the terms of the agreement, the Company will share revenues derived from net memberships to Club Connect with the philanthropic organization.  For the quarter ended March 31, 2013, no revenues related to this agreement were derived and approximately $22,500 in expenses were incurred since inception.

Dolphin Secure

During 2013, the Company decided that it would no longer pursue any sales or marketing of its internet safety product, Dolphin Secure.  As a result, during the quarter ended March 31, 2013, the Company wrote off approximately $8,000 of finger print readers that were recorded as inventory.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the quarters ended March 31, 2013 and 2012 the Company did not receive any royalties in relation to the licensing agreement.

Management Expertise

The launch of Dolphin Digital Studios leverages our management expertise in creating high-quality entertainment, especially for children and young adults.

Dolphin Entertainment, founded in 1996 by our Chairman, C.E.O. and President, Bill O’Dowd, is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to Television Production, Feature Film Production, International Distribution and Merchandising and Licensing. Dolphin Entertainment served as Executive Producer to Nickelodeon’s Emmy™-nominated hit series Zoey 101 and Ned’s Declassified School Survival Guide, as well as eight different television movies that have premiered on Nickelodeon in the past ten years. Dolphin Entertainment distributes its programs worldwide, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties, including Mexico, Italy, France, Spain, the United Kingdom, Germany, Canada, Australia, New Zealand, Brazil, and South Africa, among many others. Dolphin Entertainment has successfully launched international merchandising lines for its children’s properties in nearly every consumer category, including publishing, apparel, sleepwear, accessories, and cosmetics.

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, currently set to expire in June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the period ended March 31, 2013 and December 31,  2012, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three months ended March 31, 2013 and March 31, 2012

The Company has revenues of $769,620 and $0 from licensing and production fees for the three months ended March 31, 2013 and 2012, respectively.  Revenue for the three months ended March 31, 2013 was related to additional foreign licensing sales and integration revenues from its production which was released in the latter part of 2012.

The Company incurred direct costs of $634,521 and $0 mainly related to the amortization of capitalized production costs.  Payroll costs decreased by $221,700 from $480,522 for the three months ended March 31, 2012 to $258,822 for the three months ended March 31, 2013, mostly due to accrued bonus of $250,000 for our CEO.  General and administrative costs increased from $428,866 for the three months ended March 31, 2012 to $688,882 for the three months ended March 31, 2013 mostly due to consulting fee for the digital projects in the amount of $85,000, a license agreement of $58,000, public relations consultants in the amount of $50,000, approximately $15,000 in investor relations and $8,000 of inventory write off.

 Interest expense increased by approximately $28,000 for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 mostly due to an increase in the principal balance of the note from our CEO and interest on the promissory notes totaling $2,350,000.

The net loss was $907,764 or $(.01) per share based on  81,892,352 weighted average shares outstanding for the quarter ended March 31, 2013 compared to a loss of $891,340 or $(.01) per share based on 81,892,352 weighted average shares outstanding for the quarter ended March 31, 2012. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities increased from $377,157 for the three months ended March 31, 2012 to $619,145 for the three months ended March 31, 2013. This increase is mainly due to an increase in accounts receivable of approximately $285,000 related to revenues and tax credits on our productions.   For the three months ended March 31, 2012, the Company received $720,000 for the integration rights in one of the productions.  This amount was recorded in deferred revenues and was used to offset the uses of cash for production costs of approximately $337,000, to reduce accounts payable by approximately $147,000 by paying down certain vendors and for operations before taking into account changes in operating assets and liabilities.

Cash flows from financing activities increased by $1,485,000 during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, mostly due to advances received from our CEO in the amount of $2,500,000 offset by $150,000 repaid to him.  The Company also paid down $15,000 of a note payable.  During the three months ended March 31, 2012, the Company received $850,000 in notes payable that it later converted into a noncontrolling interest in a consolidated entity.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2012, our accumulated deficit as of December 31, 2012, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.

Subsequent to quarter end, the Company entered into an agreement with a related party to provide management team and back office services.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2012, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the three months ended March 31, 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning January 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Other recent Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.         CONTROLS AND PROCEDURES

Management’s Report on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 23, 2014, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, the Company implemented the following improvements to remediate some of the material weaknesses in internal control over financial reporting that had been reported on our Form 10K for the year ended December 31, 2012:

●	The Company prepared and an employee handbook detailing policies and procedures related to ethical behavior. A training was held to review the handbook and each employee was asked to provide a signed acknowledgement that they had read and reviewed the handbook.

●	The Company has implemented a review process of all bank reconciliations in which they are reviewed and signed off by the CEO on a monthly basis.

In order to remediate the other material weaknesses in internal control over financial reporting, the Company is in the process of finalizing a remediation plan, under the direction of the Company’s Board of Directors, and intends to implement improvements during fiscal year 2014 as follows:

●	The Company’s Board of Directors will review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the Board of Directors will implement controls as needed assuming a cost benefit relationship. In addition, the Company’s Board of Directors will also evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity

●	Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the United States and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

●	The Company will implement a higher standard for document retention and support for all items related to revenue recognition. All revenue arrangements that are entered into by the Company will be evaluated under the applicable revenue guidance and Management should document their position based on the facts and circumstances of each agreement.

●	In connection with the reported inadequately documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer. A documented quarter end close procedure will be established whereby management will review and approve reconciliations and journal entries prepared by the outside accountant. Management will formally approve new vendors that are added to the master vendor file.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2014.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer