Form 10-Q
period 2013-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2014-08-14
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	As of June 30, 2013	As of December 31 2012
	(unaudited)
Current
Cash and cash equivalents	$777,648	$282,675
Inventory	-	7,968
Prepaid expenses	-	5,589
Receivables and other current assets	1,013,776	239,259
Total Current Assets	1,791,424	535,491

Capitalized production costs	700,072	1,003,658
Property and equipment	24,081	17,732
Deposits	19,953	8,955
Total Assets	$2,535,530	$1,565,836

LIABILITIES
Current
Accounts payable	$423,161	$476,967
Other current liabilities	799,214	675,433
Accrued compensation	1,375,000	1,250,000
Debt	1,100,000	1,100,000
Loan from related party	4,470,623	2,120,623
Notes payable	360,000	390,000
Total Current Liabilities	8,527,998	6,013,023

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at June 30, 2013 and December 31, 2012
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
at June 30, 2013 and December 31, 2012
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(35,766,070)	(34,220,789)
Total Dolphin Digital Media, Inc. Deficit	(8,992,468)	(7,447,187)
Noncontrolling interest	3,000,000	3,000,000
Total Stockholders' Deficit	(5,992,468)	(4,447,187)
Total Liabilities and Stockholders' Deficit	$2,535,530	$1,565,836

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Production	$17,560	$998,582	$787,180	$998,582
Service	500,000	-	500,000	-
Total revenues	517,560	998,582	1,287,180	998,582

Expenses:
Direct costs	23,995	960,983	658,515	960,983
General and administrative	769,907	373,123	1,458,789	801,990
Payroll	255,174	478,528	513,996	959,050
Total Expenses	1,049,076	1,812,634	2,631,300	2,722,023

Loss from Operations	(531,516)	(814,052)	(1,344,120)	(1,723,441)

Other Income/(Expense)
Gain on deconsolidation of subsidiary	-	-	-	293,730
Other income	47,841	48,918	47,929	48,918
Interest income	22	138	101	286
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	-	-	(65,235)
Interest expense	(153,864)	(75,842)	(249,191)	(143,083)
Gain (loss) on change in the fair value of derivative liability	-	385,432	-	176,844
Total Other Income/Expense	(106,001)	358,646	(201,161)	311,460
Net Loss	$(637,517)	$(455,406)	$(1,545,281)	$(1,411,981)

Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	-	-	65,235
Comprehensive Loss	$(637,517)	$(455,406)	$(1,545,281)	$(1,346,746)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,545,281)	$(1,411,981)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,931	2,256
Amortization of capitalized production costs	505,322	960,983
Net Gain upon Deconsolidation of subsidiaries	-	(293,730)
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	-	65,235
Change in fair value of derivative instrument	-	(176,844)
Inventory writedown	7,968	-
Changes in operating assets and liabilities:
Increase in receivables and other current assets	(774,517)	(200,482)
Decrease in prepaid expenses	5,589	(3,619)
Decrease in inventory	-	15
Increase in capitalized production costs	(201,736)	(1,604,539)
(Increase)/ Decrease in deposits	(11,000)	2,225
Increase in deferred revenue	-	1,080,000
Increase in accrued compensation	125,000	625,000
Decrease in accounts payable	(53,806)	(187,932)
Increase/ (Decrease) in other current liabilities	123,783	(807,597)
Net Cash Used In Operating Activities	(1,814,747)	(1,951,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,280)	(13,835)
Net Cash Used In Investing Activities	(10,280)	(13,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,050,000
Repayment of note payable	(30,000)	-
Advances from related party	2,500,000	-
Repayment to related party	(150,000)	-
Proceeds from capital contributions	-	750,000
Proceeds from the sale of stock	-	250,000
Net Cash Provided By Financing Activities	2,320,000	2,050,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	494,973	85,155
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	282,675	18,755
CASH AND CASH EQUIVALENTS, END OF PERIOD	$777,648	$103,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$9,526	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Conversion of promissory notes payable to equity in subsidiary	$-	1,500,000

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that was filed with the SEC on April 23, 2014.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2013 of $ 1,545,281. As of June 30, 2013, the Company recorded an accumulated deficit of $35,766,070. Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

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

Other recent Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 — CAPITALIZED PRODUCTION COSTS, RECEIVABLES AND OTHER CURRENT ASSETS

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

As of June 30, 2013, the Company had completed production on two web series. For the six months ended June 30, 2013, revenues earned from these web series was approximately $787,000. These revenues were primarily related to the sale of licensing rights in foreign territories and product integration. For the six months ended June 30, 2012, the Company had completed one of its productions and reported revenues of approximately $998,000.  The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of approximately $505,000 and $960,983 for the six months ended June 30, 2013 and 2012, respectively.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $543,000 and $341,000 in capitalized production costs as of June 30, 2013 and December 31, 2012, associated with these scripts.  These projects are not yet in production.

 As of June 30, 2013 and December 31 2012, the Company has total capitalized production costs of $700,072 and $1,003,658, respectively, net of accumulated amortization, tax incentives, recorded on its consolidated balance sheets.  There were no liabilities associated with these productions as of June 30, 2013 and $238,727 as of December 31, 2012. The tax credits will be received by the production companies and used to pay the liabilities related to these productions.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.
.
Receivables and Other Current Assets

The Company recorded $1,013,776 in receivables and other current assets on its consolidated balance sheets as of June 30, 2013 and $239,259 as of December 31, 2012.  On April 1, 2013, the Company entered into an agreement with a related party to provide management and back office services.  The annual fee for these services is $2,000,000.  The balance as of June 30, 2013 in receivables and other current assets is comprised primarily of a $500,000 receivable related to the service agreement and receivables related to its productions totaling $513,776.  The balance as of December 31, 2012 is comprised of receivables from its productions.

NOTE 6 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarter ended June 30, 2013, there were no significant revenues generated or costs incurred related to the Kids Club.

During the year ended December 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors are entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2013.  The Company has invested these funds in eleven projects.  Only one of the productions was completed as of June 30, 2013 and there was no producer gross revenue as defined in the Equity Finance Agreements as of June 30, 2013.  The Company expects to have gross producer revenues during 2014 at which time the investors will receive their pro rata share of the revenue.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

The Company recorded $1,100,000, on its condensed consolidated balance sheets related to these agreements as of June 30, 2013 and December 31, 2012.

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

NOTE 7 — NOTES PAYABLE

Balance December 31, 2012	$390,000
Additions	-
Payments	(30,000)
Balance June 30, 2013	$360,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company made principal payments in the amount of $30,000 and interest payments of $9,526 during the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, there was $60,000 and $90,000, respectively, outstanding on this note.

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

 On May 21, 2012, the Company entered into an agreement with a certain note holder to convert a portion of the Promissory notes referred to above, totaling $1,500,000, into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable, and as such, equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction. The note holder forgave the interest due on these notes in the amount of $48,918 which is recorded as Other Income in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2012.  Subsequent to this transaction, the Company had $300,000 outstanding related to the notes payable as of June 30, 2013 and December 31, 2012.

The Company expensed $9,161 and $18,092 for interest related to these notes for the three and six months ended June 30, 2013 and $20,725 and $47,367 for the three and six months ended June 30, 2012. Accrued interest related to these notes was $32,804 and $24,239 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 8 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the six months ended June 30, 2013, the CEO loaned the Company $2,500,000 and was repaid $150,000 of principal and $77,897 of accrued interest.  There were no additional loans or repayments made during the six months ended June 30, 2013.   During the three and six months ended June 30, 2013, the Company expensed $111,450 and $166,378 respectively, as interest.  During the three and six months ended June 30, 2012, the Company expensed $55,118 and 95,406, respectively as interest.  The Company recorded accrued interest of $318,412 and $229,932 on its condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

NOTE 9 — DERIVATIVE LIABILITY

In June of 2008, in connection with the stock purchase agreement, Mr. O’Dowd was granted certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.  The Company determined that the anti-dilution instrument was not indexed to the Company’s own stock and should be accounted for as a derivative financial liability.  The Company estimated the fair value of the anti-dilution instrument using a Monte Carlo simulation and recorded a $4,031,726 liability against additional paid in capital using guidance from ASC 805 for reverse acquisition that states that the payment of cash or stock to the accounting acquirer should be considered a distribution of capital.  The Company recorded the fair value of the derivative instrument at each balance sheet date and recorded changes to the liability against earnings or loss included in Other income or expense in the Consolidated Statements of Operations and Comprehensive Loss for that period.  Our valuation technique made certain assumptions as to when warrants would be in-the-money at any time during the valuation period and assumed they would be exercised if the exercise price was less than 50% of the maximum projected stock price.  The Company also made certain assumptions as to the cash needed for operations and the working capital deficit. Taking all these factors into account, the Company estimated the shortfall of the cash that would be needed for operations and assumed that a percentage would be covered by the issuance of shares for services based on the historical ratio of stock compensation expense to cash used in operations.  The stock volatility represents the range of the volatility curves used in the valuation analysis that the reporting entity has determined market participants would use based on comparison with similar entities. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.   The table below summarizes the assumptions made in our calculations for the quarter ended June 30, 2012:

As of June 30, 2012
Volatility	90.99%
Expected Term (in years)	1.0
Risk Free Interest Rate	0.21%
Stock Price	$0.04

The following is a roll forward through June 30, 2012, of the fair value liability of the anti-dilution derivative instrument.  There was no liability related to this derivative instrument as of June 30, 2013.

Fair Value of Liability for Anti-Dilution derivative instrument
Balance as of December 31, 2011	$361,591
Change in fair value included in (Income)/Loss from valuation of derivative	(176,844)
Balance as of June 30, 2012	$184,747

In September 2012, Mr. O’Dowd was issued 17,701,365 shares related to the anti-dilution agreement and agreed to waive any additional liability related to this agreement. As such, there were no additional amounts due under this liability as of June 30, 2013.

NOTE 10— LICENSING AGREEMENT - RELATED PARTY

During the year ended December 31, 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the six month periods ended June 30, 2013 and 2012, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 11 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of June 30, 2013 and December 31, 2012, the Company had 1,042,753 of preferred shares issued and outstanding. Each share of Preferred stock is convertible into four shares of common stock and do not have any voting rights.

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

As of June 30, 2013 and 2012, the Company had 81,892,352 and 64,190,987, respectively, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.   As of June 30, 2013 and December 31, 2012, the Company recorded a noncontrolling interest of $3,000,000 on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 12 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended June 30, 2013 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2012	21,824,477	$0.20
Issued	—	—
Exercised	—	—
Expired	824,477	0.99
Balance at June 30, 2013	21,000,000	$0.17

On October 4th, 2007, the company entered into a financing agreement whereby warrants were issued to an investor to purchase the following amounts of common stock:

a)	650,000 shares of common stock exercisable at $0.72 per share.

b)	1,500,000 shares of common stock exercisable at $1.00 per share.

c)	1,500,000 shares of common stock exercisable at $2.00 per share.

On July 29, 2009, the Company entered into a financing agreement and issued a warrant in the amount of 384,615 shares exercisable at $0.80 per share for a period of three years.

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

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to get consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended June 30, 2013 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended June 30, 2013 to reduce the exercise price of the warrants.

    None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

    During the six months ended June 30, 2013, 824,477 warrants expired.

NOTE 13— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company accrued $1,375,000 and $1,250,000 of compensation as Accrued compensation and $103,185 and $38,573 of interest in Other current liabilities on its consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, in relation to this agreement.  For the three months ended June 30, 2013 and 2012, the Company expensed as interest $33,242 and $0 and for the six months ended June 30, 2013 and 2012, the Company expensed $64,612 and $0 of interest related to this agreement.

On July 15, 2011, the Company entered into an agreement with Dolphin Entertainment, Inc. a related party owned by the Company’s CEO to purchase for $125,000 an exclusive option to acquire certain rights in and to the script for a motion picture. The production company paid Dolphin Entertainment, Inc. during the quarter ended June 30, 2012.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the three and six months ended June 30, 2013, the Company recorded revenues in the amount of $500,000 and $500,000, respectively, related to this agreement.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.   On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  The Company has assessed and determined that it does not have any continuing liability related to the Canadian subsidiary.

Tax Filings

During the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the non-compliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $23,000 during the six months ended June 30, 2012 related to these penalties.  The remaining $17,000 was paid by December 31, 2012.  As of June 30, 2013 and December 31, 2012, the Company accrued  $80,000, relating to these penalties, in other current liabilities on the consolidated balance sheets. The Company has not received any other notifications related to these returns.

Binding Term Sheet

    On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the three and six months ended June 30, 2013 and 2012.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the six months ended June 30, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   The Company did not record any revenues related to this arrangement and incurred $45,000 and $0 in expenses for the six months ended June 30, 2013 and 2012, respectively and $22,500 and $0 for the three months ended June 30, 2013 and 2012, respectively.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 11.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the quarter ended June 30, 2013.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.

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

Dolphin Digital Media has also announced its entry into “Kids Clubs,” or online websites to serve as destinations for entertainment and information.  Management seeks to partner with established “brands” in the children’s space, and to expand each brand’s existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings, such as original web series, will serve to both increase audience through positive word-of-mouth and to increase engagement, or length of time on site.  Furthermore, the Kids Clubs will serve as the platform for sponsorships and other marketing opportunities, such as contests and sweepstakes.  In addition, the Kids Clubs are marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

Dolphin Digital Media partnered with the University of Miami to launch its first kids club, the Coca-Cola Junior Canes Club, in September, 2011.  In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club. During 2013, Dolphin Digital Media, Inc. partnered with a worldwide philanthropic organization to create a Kids Club to promote the organization’s philanthropic philosophy and encourage literacy programs.  Donors can sponsor membership for all children in a particular school and that donation entitles the school to receive a Reading Oasis from Scholastic Books.  The Company did not record any revenues related to this arrangement and incurred $15,000 and $37,500 in expenses for the three and six months ended June 30, 2013.

Dolphin Digital Studios

During the quarter ended June 30, 2013, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the six months ended June 30, 2013 were incurred related to Dolphin Digital Studios.

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

During the six months ended June 30, 2013, Dolphin Digital Studios concentrated its efforts in identifying and acquiring the rights to certain properties that it intends to produce for online distribution. Dolphin Digital Studios expects to produce several web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.  The Company secured financing for a slate of projects through Equity Finance Agreements in the amount of $1,000,000 that were entered into during 2011 and 2012.     Funding received through these investments is meant to help finance the costs of the web series.  Per the agreements, the Company invests in projects through January 1, 2013.  Investors are then entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in the producers’ revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers’ revenues to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2013 and December 31, 2012. The Company has invested these funds in eleven projects.  Only one of the productions was completed as of June 30, 2013 and there was no producer gross revenue generated as defined in the Equity Finance Agreements as of June 30, 2013.  The Company expects to generate gross producer revenues during 2014 at which time the investors will receive their pro rata share of the revenue.

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

 The Company recognized $787,180 and $998,582 of revenues from online content for the six months ended June 30, 2013 and 2012, respectively and $17,560 and $998,582 for the three months ended June 30, 2013 and 2012, respectively. These were derived from online productions that premiered in 2012.  The revenues in 2013 were mainly derived from sponsorship and foreign sales of the productions.

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

During 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The Company entered into agreements with certain vendors and in accordance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and began to amortize the capitalized production costs using the individual film forecast computation method. During the six and three months ended June 30, 2013, the Company amortized approximately $13,000 and $505,000 related to this production.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during the third quarter of 2012. The Company did not generate any revenues or incur any expenses related to these app’s for the three and six months ended June 30, 2013.

During 2013, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal, Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States. As of June 30, 2013, no productions associated with this partnership have been completed.

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

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the Coca-Cola Junior Canes Club. The Company will share equally revenues from net membership fees with the University of Miami. For the quarters ended June 30, 2013 and 2012, the Company did not generate any significant revenues from this partnership with the University of Miami and decided to discontinue the program subsequent to quarter end.

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
.
On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of June 30, 2013 and December 31, 2012, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.

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

During 2013, the Company hired a third party to create the website.  As per the terms of the agreement, the Company will share revenues derived from net memberships to Club Connect with the philanthropic organization.  For the three and six months ended June 30, 2013, no revenues related to this agreement were derived and approximately $15,000 and $37,500 in expenses were incurred.

Dolphin Secure

During 2013, the Company decided that it would no longer pursue any sales or marketing of its internet safety product, Dolphin Secure.  As a result, during the six months ended June 30, 2013, the Company wrote off approximately $8,000 of finger print readers that were recorded as inventory.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the three and six months ended June 30, 2013 and 2012, the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, currently set to expire in June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  As of June 30, 2013 and December 31, 2012, the Company had not used Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three and six months ended June 30, 2013 and June 30, 2012

The Company recognized revenues of $1,287,180 and $998,582 for the six months ended June 30, 2013 and 2012, respectively and $517,560 and $998,582 for the three months ended June 30, 2013 and 2012, respectively.  The increase in revenues is primarily due to the Company entering into an agreement with a related party to provide management and back office services at an annual fee of $2,000,000.  For the three and six months ended June 30, 2013, the Company recognized $500,000 related to this contract.   For the three and six months ended June 30, 2012, the Company recognized as Production revenue on its consolidated statements of operations and comprehensive loss$998.582 from one of its productions.  Revenues from production for the three and six months ended June 30, 2013 were $17,560 and $787,180 and were primarily related to licensing rights for foreign territories for its productions and product integration revenues.

The Company incurred direct costs mainly related to the amortization of capitalized production costs of $658,516 and $960,983 for the six months ended June 30, 2013 and 2012 and $23,995 and $960,983 for the three months ended June 30, 2013 and 2012.  Payroll costs decreased by $445,054 from $959,050 to $513,996 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2013, mostly due to $500,000 of accrued bonus for our CEO.    General and administrative costs increased from $801,990 for the six months ended June 30, 2012 to $1,458,789 for the six months ended June 30, 2013 mostly due to consulting fee for the digital projects in the amount of $110,000, a license agreement of $58,000, public relations consultants in the amount of $50,000, approximately $30,000 in investor relations, $8,000 of inventory write off and legal fees and consulting fees in the amount of $130,000 for a project that the Company decided not to pursue.  In addition, we purchased membership cards in the amount of $60,000 for the Kid’s clubs which we later decided not to use and expensed.  Travel costs for the six months ended June 30, 2013 increased by approximately $86,000 as compared to the six months ended June 30, 2012 mostly due to additional travel to Los Angeles to source projects and provide services to the related party.  The Company increased its accounting and audit fees by approximately $25,000 for the six months ended June 30 2013 as compared to June 30, 2012 due to fees related to the accounting for the derivative liability.  The Company leased new office space in Los Angeles and as a result rent increased by about $20,000 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.   General and administrative costs increased by approximately $397,000 for the three months ended June 30, 2013 as compared to June 30, 2012, mostly due to an increase use of consultants for digital projects; investor relations; public relations; and consulting on the accounting for the derivative instrument.

 Interest expense increased by approximately $106,000 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 and by approximately $78,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 mostly due to an increase in the principal balance of the note from our CEO and interest accruing on his compensation.

The net loss was $1,545,281 or $(.02)  and $637,517 or $(.01) per share based on  81,892,352 weighted average shares outstanding for the three and six months ended June 30, 2013 as compared to a loss of $1,346,746 or $(.02)  and $455,406 or $(.01) per share based on 81,892,352 weighted average shares outstanding for the three and six months ended June 30, 2012. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities decreased from $1,951,010 for the six months ended June 30, 2012 to $1,814,747 for the six months ended June 30, 2013. This decrease is mostly due to the Company capitalizing $1,604,539 in production costs during the six months ended June 30, 2012 as compared to $201,736 for the six months ended June 30, 2013.  This was offset by production integration funds received for one of its productions in the amount of $1,080,000 that was recorded as deferred revenue during the six months ended June 30, 2012.  The Company increased its receivables and other current assets by $774,517 for the six months ended June 30, 2013 mostly due to a receivable with a related party in the amount of $500,000.  The Company used several consultants during the six months ended June 30, 2013 to assist in developing partnerships for digital projects, sourcing integration partners, and website development for kids clubs.

 Cash flows from financing activities increased by $270,000 from $2,050,000 for the six months ended June 30 2012 to $2,320,000 for six months ended June 30, 2013.  This increase is mostly due to the Company receiving net loans from its CEO of $2,350,000 during the six months ended June 30, 2013.  For the six months ended September 30, 2012, the Company received $1,800,000 as partial payment for a 25% interest in the Company’s subsidiary, Dolphin Kids Clubs, LLC (The total investment was $3,000,000 of which $150,000 was received during 2011). During the six months ended June 30, 2012, the Company also received $250,000 from the sale of common stock.

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

During the first two quarters of 2014, the Company generated some insignificant revenues from its kids club business and believes it will increase revenues from this source during the third and fourth quarters of 2014.  The Company is currently negotiating a deal for a variety of web series that it believes will generate revenues during the first quarter of 2015.  The Company intends to finance these productions through project-specific financing.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2012, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the six months ended June 30, 2013.

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

Other recent Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 23, 2014, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the six months ended June 30, 2013, the Company implemented the following improvements to remediate some of the material weaknesses in internal control over financial reporting that had been reported on our Form 10K for the year ended December 31, 2012:

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