Form 10-K
period 2013-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2014-08-15
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is: $2,866,232

Indicate the number of shares outstanding of the registrant’s common stock as of August 15, 2014 is 81,892,352.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS
FORM 10-K

Exhibit 31
Exhibit 32
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

Dolphin Digital Media has also announced its entry into “Kids Clubs,” or online websites to serve as destinations for entertainment and information.  Management seeks to partner with established “brands” in the children’s space, and to expand each brand’s existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings, such as original web series, will serve to both increase audience through positive word-of-mouth and to increase engagement, or length of time on site.  Furthermore, the Kids Clubs will serve as the platform for sponsorships and other marketing opportunities, such as contests and sweepstakes.  In addition, the Kids Clubs are strong marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

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

Dolphin Digital Studios

During the years ended December 31, 2013 and 2012, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the twelve months ended December 31, 2013 were incurred related to Dolphin Digital Studios.

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

During 2013, Dolphin Digital Studios concentrated its efforts in identifying and acquiring the rights to certain properties that it intends to produce for online distribution. Dolphin Digital Studios expects to produce several web series a year. Some projects may be self-financed, while some projects currently under development will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.  The Company secured financing for a slate of projects through Equity Finance Agreements in the amount of $1,000,000 that were entered into during 2011 and 2012. Funding received through these investments is meant to help finance the costs of the web series.  Per the agreements, the Company invests in projects through January 1, 2013.  Investors are then entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in the producers’ revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers’ revenues to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2013 and December 31, 2012. The Company has invested these funds in eleven projects.  Only one of the productions was completed as of December 31, 2013 and there was no producer gross revenue generated as defined in the Equity Finance Agreements as of December 31, 2013.  The Company expects to generate gross producer revenues subsequent to year end at which time the investors will receive their pro rata share of the revenue.

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

 The Company recognized approximately $800,000 and $3,900,000 of revenues from online content for the years ended December 31, 2013 and 2012, respectively. These were derived from two online productions that premiered in 2012.  The revenues in 2013 were mainly derived from sponsorship and foreign sales of the two productions.

During the year ended December 31, 2013, the Company entered into an agreement with a related party (indirectly owned by our CEO) to provide a management team and back office services.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000. The agreement was effective April 1, 2013 and, correspondingly, the Company recorded $1,500,000 of revenue related to this agreement for the year ended December 31, 2013.

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

    During 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The Company entered into agreements with certain vendors and in accordance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and recorded revenues of approximately $800,000 and $2,900,000 related to this production during the years ended December 31, 2013 and 2012.  The Company began to amortize the capitalized production costs using the individual film forecast computation method and through December 31, 2013 amortized costs of approximately $2,484,000 related to this production.   As of December 31, 2013 and 2012, the Company has capitalized production costs, net of accumulated amortization and estimated tax credits, of approximately $ 151,000 and $663,000, respectively, which are recorded in the Consolidated balance sheets as capitalized production costs.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during the year ended December 31, 2012. The Company did not incur any expenses related to these app’s for the year ended December 31, 2013.

During 2013, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal, Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States. As of December 31, 2013 and 2012, no productions associated with this partnership have been completed and the Company has decided to cancel this arrangement.

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

“Offline” brands need to engage with their participants “online” or risk losing them altogether.  It is a lost opportunity to build successful engagement with children and teenagers in the “real world” and offer them nothing (let alone an equivalent engagement opportunity) in the digital world.  For example, Little Leagues may exist for the enjoyment of children, but their websites are overwhelmingly only used by parents.  Similarly, non-profits may exist to provide enrichment and cultural opportunities for children, but their websites are seldom visited by the children they cater to.

Dolphin Digital Media recognizes that it is uniquely positioned to offer such children’s organizations a real alternative.  Management has experience building engaging websites for children, in creating best-in-class premium original online entertainment content, and in coordinating large-scale sweepstakes and promotional contests.  Management believes that Dolphin Digital Media will become the preferred partner for a variety of children’s organizations that have neither the time, financial resources or experience to provide online engagement for their participants, but who see the value in doing so.

In September, 2011, Dolphin Digital Media partnered with the University of Miami to launch the Coca-Cola Junior Canes Club. The Company will share equally revenues from net membership fees with the University of Miami. For the years ended December 31, 2013 and 2012, the Company did not generate any significant revenues from this partnership with the University of Miami and has decided to discontinue the program.

In February 2012, Dolphin Digital Media entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  During 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at an initial cost of $125,000.  The first installment of $25,000 was paid during the first quarter of 2012, the second $25,000 installment was paid during the second quarter of 2012 and the remaining payments are being made monthly over a period of two years upon receipt of the completed site.
.
On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in the financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of December 31, 2013 and 2012, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.

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

During 2013, the Company hired a third party to create the website.  As per the terms of the agreement, the Company will share revenues derived from net memberships to Club Connect with the philanthropic organization.  For the year ended December 31, 2013, no revenues related to this agreement were derived and approximately $90,000 in expenses were incurred.

Dolphin Secure

During 2013, the Company decided that it would no longer pursue any sales or marketing of its internet safety product, Dolphin Secure.  As a result, the Company wrote off approximately $8,000 of finger print readers that were recorded as inventory.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the years ended December 31, 2013 and 2012, the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, currently set to expire in June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the years ended December 31, 2013 and 2012, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

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

On July 29, 2008, we amended our Articles of Incorporation to change our name from Logica Holdings, Inc. to Dolphin Digital Media, Inc.

On August 4, 2011, the Company incorporated its wholly owned subsidiary Hiding Digital Productions, LLC.

On March 6, 2012, the Company incorporated its wholly owned subsidiary Cybergeddon Productions, LLC.

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  A note holder converted $1,500,000 of notes payable and contributed an additional $1,500,000 during the year ended December 31, 2012, for a 25% interest in Dolphin Kids Clubs, LLC.  The Company will develop and maintain the kids club websites for its 75% interest in the entity.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.  The Company has an office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California, 90024.

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

For the years ended December 31, 2013 and 2012, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended December 31, 2013 and 2012 and our levels of working capital as of December 31, 2013 and 2012.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional capital.

               Our business requires a substantial investment of capital.

The production, acquisition and distribution of a digital production requires a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions. This time lapse may require us to fund a significant portion of our capital requirements through contributions from our CEO or other financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from distributors, advertisers, tax credit programs, and co-financiers and other sources, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future digital productions. In addition, if we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

                  Budget overruns may adversely affect our business.

 While our business model requires that we be efficient in the production of digital productions, actual production costs may exceed their budgets. The production, completion and distribution of a digital production can be subject to a number of uncertainties, including delays and increased expenditures due to disruptions or events beyond our control. As a result, if a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production or fund the overrun ourselves. We cannot make assurances regarding the availability of such financing or on terms acceptable to us, nor can we assure you that we will recoup these costs. Budget overruns could also prevent a production from being completed or released.  Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

The following terms of our October 2007 financing, as amended, will make obtaining additional financing with acceptable terms more difficult and/or expensive: (i) no dividends may be paid with respect to common stock while the Preferred Stock is outstanding, unless said dividends are paid pro rata to the holders of the Preferred Stock and (ii) as long as the Preferred Stock is outstanding, the Company may not, without the approval of the holders of the Preferred Stock, authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Preferred Stock.

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

Our common stock is currently traded on pink sheets, not on a national securities exchange. Therefore, our common stock is thinly traded, the market for purchases and sales of our common stock is limited and the sale of a limited number of shares could cause the price to fall significantly. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of the date of this report, we do not own any real property.  The Company leases 3,332 square feet of office space at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134 at a monthly rate of $5,388.49 with annual increases. In 2012, the Company opened an office in Los Angeles, California and currently leases 4,582 square feet of office space at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California 90024 at a monthly rate of $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease. We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that it agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed a motion to dismiss this case and no further action has been taken in this case.  The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. During the years ended December 31, 2013 and 2012, the Company has not received any other notifications related to this action.

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

Quarter	High Bid	Low Bid

Fourth Quarter 2013	$.07	$.05
Third Quarter 2013	$.09	$.02
Second Quarter 2013	$.06	$.02
First Quarter 2013	$.15	$.03

Fourth Quarter 2012	$.08	$.04
Third Quarter 2012	$.16	$.10
Second Quarter 2012	$.10	$.04
First Quarter 2012	$.13	$.08

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

Holders

As of August 15, 2014, an aggregate of 81,892,352 shares of our common stock were issued and outstanding and were owned by approximately 290 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

Equity Compensation Plan Information

On September 7, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan.  No awards were issued during the years ended December 31, 2013 and 2012 related to this plan.

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Dolphin Digital Media, Inc’s (the “Company,” “we,” “us,” or “our”) business, current developments, financial condition, cash flows and results of operations.

Revenues

One of Dolphin Digital Media, Inc. revenue streams is the production and distribution of online content.  Revenues from this source are derived from the following:

➢	Producer’s Fees: Dolphin Digital Studios will earn fees for producing each web series, as included in the production budget for each project;

➢
Advertising Revenue:  typically, Dolphin Digital Studios will be entitled to between 50-60% of all advertising revenue generated by its distribution partner from the online distribution of any particular web series; and

➢	Sponsorship Revenue: Dolphin Digital Studios will generally retain between 70-100% of any product integration fees, or sponsorship revenues, associated with any of its web series.

         The web series can be repackaged for distribution into “traditional media,” such as television and home video, on a worldwide scale, which will significantly increase the revenue potential for any particular web series.

During 2012, the Company produced and released two web series, “Cybergeddon” and “Hiding”, and derived revenues of approximately $3,864,000 from these two projects. For the year ended December 31, 2013, the Company derived additional revenues in the amount of approximately $800,000 from sponsorship and foreign distribution of its productions. Subsequent to year end, “Cybergeddon” was packaged for home video sales that went to market in March of 2014. The Company expects to derive additional revenues from these sales. During 2013, the Company concentrated its efforts in identifying and acquiring the rights to certain properties that it intends to produce for online distribution. We are currently negotiating a deal for a variety of digital projects that, if executed, would expect to produce revenues in the first quarter of 2015.

The Company has partnered with several organizations to create kids clubs. The Company did not derive any significant revenues from the kids clubs during 2013 and 2012.  Subsequent to year end, the Company derived some immaterial revenues from membership fees from its partnership with a worldwide philanthropic organization.  The Company expects to have additional revenues from membership fees of its kids clubs in the third and fourth quarter of 2014.

  During the year ended December 31, 2013, the Company entered into an agreement with a related party (indirectly owned by our CEO) to provide services of its management team and back office.  The terms of the agreement are between April 1, 2013 and December 31, 2014. Dolphin Digital Media’s team has vast experience in sourcing material for productions, hiring and supervising production and post-production teams and negotiating distribution deals in foreign markets.  The related party has agreed to pay an annual fee of $2,000,000 for these services.  The contract is effective April 1, 2013, and correspondingly, for the year ended December 31, 2013, the Company derived $1,500,000 from this agreement.

Expenses

Our primary operating expenses include direct costs, payroll and general and administrative costs.

Direct costs include amortization of capitalized production costs, participation and residual costs and marketing costs attributable to a production. Direct costs decreased from $3,416,145 in 2012 to $683,032 in 2013.  The Company amortizes capitalized production costs using the individual film forecast method that uses a ratio of actual revenues over ultimate revenues expected for the production.  Two web series were released in 2012 and the majority of the ultimate revenues expected from these productions were derived in 2012.  As a result, most of the costs were also amortized during 2012.

General and administrative costs increased from $1,912,613 in 2012 to $2,393,940 in 2013.  This is mainly due to approximately $90,000 related to the creation of websites and licensing fees for the kids clubs.  We also increased the use of consultants in our web series business to source partners for sponsorship in a production and develop new business initiatives, costing approximately $175,000.  Travel and entertainment increased by approximately $100,000 as our CEO has significantly increased his travel to develop new business and manage the Los Angeles office.

Payroll costs decreased from $1,926,182 to $1,163,831 mostly due to the CEO receiving a one-time bonus during the year ended December 31, 2012 in the amount of $1,000,000 that has been accrued.  The Company increased its head count by five employees during 2013 with a total payroll costs related to these new hires of approximately $240,000.

Other Income and expenses

Other Income and expenses decreased by $519,769 from $5,041 in 2012 to $(514,728) in 2013.  This is mainly due to the Company deconsolidating its foreign subsidiary resulting in a net gain on deconsolidation of $228,495 during 2012.  The Company’s interest expense increased by $236,619 from $336,249 in 2012 to $562,868 in 2013 mostly due to interest accrued on our CEO’s compensation and interest accrued on the loans from our CEO that increased by a net amount of $2,262,000 during 2013. During 2012, the Company recorded a gain from the valuation of a derivative financial liability in the amount of $63,098. This derivative financial liability was cancelled during 2012.

The net loss was $2,461,650 or $(0.03) per share based on 81,892,352 weighted average shares outstanding for the year ended December 31, 2013 and $3,385,964 or $(0.04) per share based on 81,892,352 weighted average shares outstanding for the year ended December 31, 2012.  The decrease in net loss between 2013 and 2012 was related to the factors discussed above.

Liquidity and Capital Resources

Cash flows used in operating activities decreased by $1,191,671 from $2,959,422 for the fiscal year ended December 31, 2012 to $1,767,751 for the fiscal year ended December 31, 2013. This is mainly due to the use of funds related to capitalized production costs decreasing by $2,338,681 from $2,627,891 for year ended December 31, 2012 to $289,210 for year ended December 31, 2013.  This decrease was related to costs incurred for the two web series the Company produced and released during 2012.  In addition, the Company decreased its’ use of cash for other current liabilities by $875,724 due to the Company paying during 2012 approximately $1,100,000 for production costs of “Hiding” that had been incurred during 2011 offset by production costs paid during 2013 of approximately $240,000 that were incurred during 2012. The Company used several consultants during 2013 to assist developing partnerships for digital projects, sourcing integration partners, and website development for kids clubs. For the year ended December 31, 2013, the Company increased cash derived from other current assets by $159,869 mostly due to a producer’s fee of $150,000 received during the year ended December 31, 2013.  During 2013, cash flows used for investing activities were minimal and did not significantly change.

     Cash flows from financing activities decreased by $1,033,000 from $3,240,000 in 2012 to $2,207,000 for the year ended December 31, 2013.  This decrease is mostly due to the Company receiving $2,850,000 as partial payment for a 25% interest in the Company’s subsidiary, Dolphin Kids Clubs, LLC (The total investment was $3,000,000 of which $150,000 was received during 2011). During 2012, the Company also received $250,000 from the sale of common stock, $35,000 from the sale of warrants and $105,000 for a revenue sharing agreement accounted for as debt.  This is offset by a net $2,262,000 received as loans from our CEO and repayment of a note payable in the amount of $55,000.

            As of December 31, 2013 and 2012 the Company had cash of $706,641 and $282,675 and a working capital deficit of $7,733,655 and $5,477,532 respectively.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2013 and 2012, our accumulated deficit as of December 31, 2013 and 2012 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.   During the first two quarters of 2014, the Company generated some immaterial revenues from its kids club business and believes it will increase revenues from this source during the third and fourth quarters of 2014.  The Company is currently negotiating a deal for a variety of web series that it believes will generate revenues during the first quarter of 2015.  The Company intends to finance these productions through project-specific financing.

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

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company expensed $423,224 in general and administrative as advertising costs for certain web productions during the year ended December 31, 2012 and did not have any significant advertising costs for the year ended December 31, 2013.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series. These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts.  Web series costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.   Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

We are responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the web series and are based on factors such as total revenue as defined per each of the participation agreements.  We are also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.   These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements, are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs, and also periodically results in an impairment requiring a write-down of the capitalized production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations.  For the year ended December 31, 2012, the Company impaired approximately $229,000 of capitalized production costs.  There were no impairments for the year ended December 31, 2013.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, during the year ended December 31, 2008, we entered into an agreement to provide anti-dilution protection to our CEO for his 51% of outstanding shares.  Since the instrument did not meet the criteria for equity classification, it was required to be carried as a freestanding derivative instrument, at fair value, in our consolidated financial statements.

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

When accounting for service contracts, we consider the nature of these contracts and the types of and services provided when determining the proper accounting for a particular contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period and contract costs are expensed as incurred.  The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the work, the nature and complexity of the work to be performed and anticipated increases in wages for subcontractor services. Our estimates are based upon the professional knowledge and experience of our personnel. Changes in estimates are applied prospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Revenue from web series are recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a web series. The Company may also enter into agreements for the sponsorship or integration of a product in a web series productions.  Revenue from these agreements will be recognized when the web series is complete and ready to be exploited.  In addition, the advertising revenue is recognized at the time advertisements are shown when a web series is aired. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4 to the audited consolidated financial statements contained elsewhere in this form 10K.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012 we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in the Company's internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial  Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 2013, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2013, due to material weaknesses identified as follows:

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2013, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.
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

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2013, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
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
● There is no review and approval for the posting of journal entries.
After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2013, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2013, the Company implemented the following improvements to remediate some of the material weaknesses in internal control over financial reporting that had been reported on our Form 10K for the year ended December 31, 2012:

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

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

Except as noted above, during the fiscal year ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	44	Chief Executive Officer and Chairman of the Board of Directors
Michael Espensen	63	Director
Mirta A Negrini	50	Chief Financial and Operating Officer

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

Mirta A Negrini.  Mirta A. Negrini graduated with a Masters in Professional Accounting from the University of Miami and is a Certified Public Accountant licensed in the State of Florida.  Ms. Negrini has over thirty years of experience in both private and public accounting, most recently as a named partner in a firm of which Dolphin Digital Media, Inc. was a client.  Ms. Negrini was appointed Chief Financial and Operating Officer of the Company on October 21, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the year ended December 31, 2013, Mr. O’Dowd and Mr. Espensen have not filed on a timely basis the reports required by section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
William O’Dowd, IV, CEO,	2013	$250,000		0	0	0	$250,000
President and Chairman (1)	2012	$250,000	$$1,000,000	0	0	0	$1,250,000

Nelson Famadas, COO (2)	2013	$0	0	0	0	0	0
	2012	$0	0	0	0	0	0

Mirta A Negrini (3)	2013	$37,500					$37,500
Chief Financial and Operating Officer	2012	$0					0

(1)
The Company entered into an employment agreement with its CEO, William O’Dowd effective January 1, 2012.  Per the terms of the agreement, the Company accrued $250,000 and $1,250,000 for compensation for the years ended December 31, 2013 and 2012, respectively.   Mr. O’Dowd did not receive any payments related to this compensation.

(2)	Appointed Chief Operating Officer effective July 1, 2010. Mr. Famadas resigned all positions with the Company on March 27, 2012.

(3)	The Company appointed Ms. Negrini as Chief Financial and Operating Officer effective October 21, 2013 at an annual salary of $150,000.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2013 and 2012.

On June 23, 2008, we acquired Dolphin Digital Media, a company owned by Mr. O’Dowd, which company was the grantee of an exclusive ten-year worldwide license from Dolphin Entertainment, dated as of the date of the closing of the acquisition, to use Dolphin Entertainment’s family entertainment brand properties.  In connection with the acquisition we issued to Mr. O’Dowd that number of shares of our common stock constituting fifty-one percent of our issued and outstanding common stock and we granted to Mr. O’Dowd certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock. During 2012, Mr. O’Dowd was issued 17,701,365 shares related to this agreement and agreed to terminate any further liability related to this agreement.As such, no shares related to this agreement were issued to Mr. O’Dowd during 2013.

Employment Agreements

    On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement was effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.

Director Compensation

We have not paid either of our directors any compensation for serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock as of August 15, 2014 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 81,892,352 shares of our common stock outstanding as of August 15, 2014.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER (1)	SHARES	OUTSTANDING
William O’Dowd, IV	43,843,433	53.5%
Michael Espensen	0	*
T Squared Investments LLC (2)	24,526,463	30.0%
All Directors and Named Executive Officers as a Group (2 persons)	43,843,433	53.5%

*	Less than 1%

(1)	Unless otherwise indicated in point (2) below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, FL, 33134.

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

Effective April 1, 2013, the Company entered into an agreement with a company that is fully, indirectly owned by our CEO.   The Company will render management services to the related party.  The terms of the agreement are for a period between April 1, 2013 and December 31, 2014 for an annual fee of $2,000,000.

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the year ended December 31, 2013, the CEO loaned the Company $2,500,000 and was repaid $238,000 of principal and $202,897 of interest.  There were no additional loans or repayments made during the year ended December 31, 2012.   During the years ended December 31, 2013 and 2012, $390,263 and $229,932 was expensed in interest. The Company recorded accrued interest of $417,298 and $229,932 on its Consolidated balance sheets as of December 31, 2013and 2012, respectively.

On September 7, 2012, the Company entered into an employment agreement with its CEO, Bill O’Dowd for a period of three years effective January 1, 2012.  The agreement is for annual salary of $250,000 and a one- time bonus of $1,000,000.  Unpaid compensation accrues interest at a rate of 10% per annum.  As of December 31, 2013 and 2012, the Company had recorded $175,120 and $38,573, respectively of accrued interest and $1,500,000 and $1,250,000, of accrued compensation related to this agreement.  The Company recorded $136,547 and $38,573 of interest expense for the years ended December 31, 2013 and 2012.

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2011 and 2010, T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants.   The holder did not make any additional payments to pay down the exercise price and as of December 31, 2013 and 2012, the exercise price on the 7,000,000 (Warrant “E”) warrants is $.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the years ended December 31, 2013 and 2012 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital.

T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On May 30, 2014, the Company hired BDO USA, LLP as its’ independent registered public accounting firm beginning with the year ended December 31, 2013.  Crowe Horwath LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2013	12/31/2012
Audit Fees	$102,000	$124,450
Tax Fees	15,950	14,000
Total	$117,950	$133,450

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

PART IV

EXHIBITS.

2.6	Preferred Stock Purchase Agreement dated October 4, 2007, between Logica Holdings Inc., T Squared Partners LLC, and T Squared Investments LLC (5)

3(i).1	Articles of Incorporation of Rising Fortune Incorporated, as filed on March 7, 1995 (1)

3(i).2	Amendment to Articles of Incorporation, as filed on December 5, 2003 (1)

3(i).3	Amendment to Articles of Incorporation, as filed on May 29, 2007 (6)

3(i).4	Amendment to Articles of Incorporation, as filed on August 7, 2007 (6)

3(i).5	Certificate of Amendment to the Article of Incorporation, as filed on July 29, 2008 (7)

3(i)6	Designation of Preferences of Series A Convertible Preferred Stock, filed October 10, 2007 (5)

3(i)7	Amendment to Certificate of Designation of Series A Convertible Preferred Stock (10)

3(ii)	Bylaws (1)

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC (5)

4.2	Letter Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.3	Subscription Agreement with T Squared Investments, LLC, dated July 29, 2009 (9)

4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009 (9)

4.5	Letter Agreement with T Squared Investments, LLC, dated March 10, 2010 (9)

4.6	Common Stock Purchase Warrant “E” with T Squared Investments, LLC, dated March 10, 2010 (9)

10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010 (8)

10.2	Promissory Note dated December 31, 2011

10.3	Code of Ethics

31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

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

DOLPHIN DIGITAL MEDIA, INC.

By:	/s/ William O’Dowd IV William O’Dowd IV
Chief Executive Officer

Dated: August 15, 2014

By:	/s/ Mirta A Negrini Mirta A Negrini
Chief Financial and Operating Officer

Dated: August 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV William O’Dowd IV
Chairman, Chief Executive Officer

Dated: August 15, 2014

By:	/s/ Michael Espensen Michael Espensen
Director
Dated: : August 15, 2014

By:	/s/ Mirta A Negrini Mirta A Negrini
Chief Financial and Operating Officer

Dated: August 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dolphin Digital Media, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Dolphin Digital Media, Inc. as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc. at December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses, negative cash flows from operations and does not have sufficient working capital. These events raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP	Certified Public Accountants

Miami, Florida

August  15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dolphin Digital Media, Inc.

We have audited the accompanying consolidated balance sheet of Dolphin Digital Media, Inc. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Crowe Horwath LLP
Fort Lauderdale, Florida
April 23, 2014

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	2013	2012

ASSETS

Current
Cash and cash equivalents	$706,641	$282,675
Inventory	-	7,968
Prepaid Expenses	9,019	5,589
Receivables and other current assets	79,389	239,259
Total Current Assets	795,049	535,491

Capitalized Production costs	781,391	1,003,658
Property and equipment	23,474	17,732
Deposits	19,953	8,955
Total Assets	$1,619,867	$1,565,836

LIABILITIES

Current
Accounts payable	$284,954	$476,967
Other current liabilities	926,127	675,433
Accrued compensation	1,500,000	1,250,000
Debt	1,100,000	1,100,000
Loan from related party	4,382,623	2,120,623
Notes payable	335,000	390,000
Total Current Liabilities	8,528,704	6,013,023

STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at December 31, 2013 and 2012.

Preferred stock $0.001 par value, 10,000,000 shares authorized	1,043	1,043
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2013 and 2012.
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(36,682,439)	(34,220,789)
Total Dolphin Digital Media, Inc. Deficit	$(9,908,837)	$(7,447,187)
Non-controlling interest	3,000,000	3,000,000
Total Stockholders' Deficit	$(6,908,837)	$(4,447,187)
Total Liabilities and Stockholders' Deficit	$1,619,867	$1,565,836

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2013 and 2012

	2013	2012

Revenues:
Production	$793,880	$3,863,935
Service	1,500,000	-
Total revenue	$2,293,880	$3,863,935

Expenses:
Direct production costs	683,032	3,416,145
General and administrative	2,393,940	1,912,613
Payroll	1,163,831	1,926,182
Loss before other income (expense)	(1,946,923)	(3,391,005)

Other Income/(Expense)
Other income	$47,943	$49,140
Gain on deconsolidation of subsidiary	-	293,730
Interest income	198	557
Write off of Other Accumulated Comprehensive Income due to deconsolidation of subsidiary	-	(65,235)
Interest expense	(562,868)	(336,249)
Income/(Loss) from valuation of derivative	-	63,098
Total Other Income/Expense	(514,727)	5,041
Net Loss	(2,461,650)	(3,385,964)
Net Income (Loss) attributable to non- controlling interest	-	-
Net Loss attributable to Dolphin Digital Media, Inc.	(2,461,650)	(3,385,964)
Movement in accumulated other comprehensive income due to deconsolidation of subsidiary	-	65,235

Comprehensive Loss	$(2,461,650)	$(3,320,729)

Basic and Diluted Loss per Share	$(0.03)	$(0.04)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,461,650)		$(3,385,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,541		5,201
Gain from change in derivative liability	-		(63,098)
Amortization of capitalized production costs	511,474		2,933,949
Impairment of capitalized production costs	-		228,541
Net Gain upon Deconsolidation	-		(293,730)
Decrease in Accumulated Other Comprehensive Loss due to deconsolidation	-		65,235
Inventory writedown	7,974		-
Changes in operating assets and liabilities:
Prepaid expenses	(3,430)		(1,077)
Other current assets	159,869		(217,241)
Inventory			(273)
Capitalized production costs	(289,210)		(2,627,891)
Deposits	(11,000)		2,223
Accounts payable	(192,013)		(230,267)
Accrued compensation	250,000		1,250,000
Other current liabilities	250,694		(625,030)
Net Cash Used In Operating Activities	(1,767,751)		(2,959,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,283)		(16,658)
Net Cash Used In Investing Activities	(15,283)		(16,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		250,000
Proceeds from the sale of warrants	-		35,000
Proceeds from notes payable	-		1,350,000
Proceeds from capital contributions	-		1,500,000
Repayment of notes payable	(55,000)		-
Proceeds from note payable with related party	2,500,000		-
Repayment of note payable to related party	(238,000)		-
Proceeds from revenue sharing agreements accounted for as debt	-		105,000
Net Cash Provided By Financing Activities	2,207,000		3,240,000
NET INCREASE (DECREASE) IN CASH	423,966		263,920
CASH, BEGINNING OF PERIOD	282,675		18,755
CASH, END OF PERIOD	706,641		282,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest Paid	$212,424	$
SUPPLEMENTAL DISCLOSURE OF NON CASH FLOWS:
INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory notes payable to equity in subsidiary	$-		$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2013 and 2012

					Additional		Accumulated		Total
	Preferred Stock		Common Stock		Paid-in	Non-controlling	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Loss / Gain	Deficit	Deficit
Balance December 31, 2011	1,042,753	$1,043	64,190,987	$962,750	$25,040,281	$-	$(65,235)	$(30,648,790)	$(4,709,951)

Shares Issued for Cash	-	-	1,000,000	15,000	235,000	-	-	-	250,000

Shares Issued per Anti-Dilution agreement	-	-	17,701,365	265,520	(265,520)	-	-	-	-

Purchase of warrants	-	-	-	-	35,000	-	-	-	35,000

Deemed Dividend - Extension of warrant expiration date	-	-	-	-	93,019	-	-	(93,019)	-

Deemed Dividend - New warrants	-	-	-	-	93,016	-	-	(93,016)	-

Extinguishment of Debt from related party	-	-	-	-	298,493	-	-	-	298,493

Conversion of notes payable into 25% interest of subsidiary	-	-	-	-	-	1,500,000	-	-	1,500,000
									-
25% non- controlling interest in subsidiary contributed in cash	-	-	-	-	-	1,500,000	-	-	1,500,000

Deconsolidation of foreign subsidiary	-	-	-	-	-	-	65,235	-	65,235

Net loss for the twelve months ended December 31, 2012	-	-	-	-	-	-	-	(3,385,964)	(3,385,964)

Shares Cancelled	-	-	(1,000,000)	-	-	-	-	-	-

Balance December 31, 2012	1,042,753	$1,043	81,892,352	$1,243,270	$25,529,289	$3,000,000	$-	$(34,220,789)	$(4,447,187)
Net loss for the twelve months ended December 31, 2013	-	-	-	-	-	-	-	(2,435,670)	(2,435,670)
Balance December 31, 2013	1,042,753	$1,043	81,892,352	$1,243,270	$25,529,289	$3,000,000	$-	$(36,656,459)	$(6,882,857)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

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

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Dolphin Digital Media, Inc. and its subsidiaries, Hiding Digital Productions LLC, Cybergeddon Productions LLC and Dolphin Kids Clubs LLC for the years ended December 31, 2013 and 2012. Dolphin Digital Media (Canada), Ltd., a wholly owned subsidiary, was deconsolidated on March 23, 2012 as a result of bankruptcy proceedings (Refer to Note 2).  Anne’s World Limited was dissolved and deconsolidated on June 14, 2012 and Curtain Rising, Inc. was dissolved and deconsolidated on June 22, 2012. (Refer to Note 3).  Intercompany accounts and transactions have been eliminated in consolidation.

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

Per guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-40-5, when a parent deconsolidates a subsidiary, that parent shall account for the deconsolidation by recognizing a gain or loss measured by the following:

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

On June 14 and June 22, 2012, respectively, the Company dissolved its wholly owned subsidiaries Anne’s World Ltd and Curtain Rising Inc. which have been deconsolidated from these audited consolidated financial statements for the year ended December 31, 2012.  Both subsidiaries had been inactive for several years and did not have any assets or liabilities and as such no gain or loss was recorded from deconsolidation.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred net losses for the years ended December 31, 2013 and 2012 of $ $2,461,650 and $3,385,964, respectively. The Company has generated negative cash flows from operations for the years ended December 31, 2013 and 2012 of $1,767,751 and $2,959,422 respectively.   Further, the Company has a working capital deficit for the years ended December 31, 2013 and 2012 of $7,733,655 and  $5,477,532, respectively, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on a deal for a variety of digital projects which it expects to close in the next couple of months.  As a result, it expects to derive income from its’ digital productions in the first quarter of 2015.  Subsequent to year end, the Company began deriving some revenues from its’ kids club business and it expects to see an increase in these revenues towards the fourth quarter of 2014.  There can be no assurances that such income will be realized in future periods.

 NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on management’s past experience and best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available.  Areas where the nature of the estimates makes it reasonably possible that actual results could differ from the amounts estimated include the carrying value of capitalized production costs, revenue recognition, the realization of deferred tax assets, uncertain tax positions and contingent liabilities.  Actual results could differ from those estimates.

Reclassification

 Certain amounts in the prior period have been reclassified to conform with the current period presentation.

Revenue Recognition

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

When accounting for service contracts, we consider the nature of these contracts and the types of and services provided when determining the proper accounting for a particular contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period and contract costs are expensed as incurred.  The risk to us on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the work, the nature and complexity of the work to be performed and anticipated increases in wages for subcontractor services. Our estimates are based upon the professional knowledge and experience of our personnel. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Revenue from web series are recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a web series. The Company may also enter into agreements for the sponsorship or integration of a product in a web series productions.  Revenue from these agreements will be recognized when the web series is complete and ready to be exploited.  In addition, the advertising revenue is recognized at the time advertisements are shown when a web series is aired. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.  The Company did not have any significant advertising costs for the year ended December 31, 2013 and recorded $423,224 for the year ended December 31, 2012 in general and administrative for advertising costs for certain web productions.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series. These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts.  Web series costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.   Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

We are responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the web series and are based on factors such as total revenue as defined per each of the participation agreements.  We are also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.   These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates are likely to differ to some extent in the future from actual results.  Our management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized deferred production costs to its estimated fair value. Our management estimates the ultimate revenue based on existing contract negotiations with domestic distributors and international buyers as well as management’s experience with similar productions in the past. Amortization of film costs, participation and residuals and/or write downs of all or a portion of the unamortized deferred production costs to its estimated fair value is recorded in direct costs.

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations. The Company recorded $0 and $228,541 in direct costs for the years ended December 31, 2013 and 2012 respectively, for impairment of certain capitalized production costs over fair value.

Inventories

Inventories are stated at the lower of cost or market and consist of fingerprint readers. Cost is determined using the first-in, first-out method. During the year ended December 31, 2013, the Company decided to cease Dolphin Secure and wrote off the fingerprint readers.  An expense of $7,974 was recorded for the year ended December 31, 2013.  As of December 31, 2013 and 2012, the Company had recorded $0 and $7,968 as inventory on its consolidated balance sheets.

 Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs and Inventories, there were no impairment charges for long lived assets during the years ended December 31, 2013 and 2012.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Depreciation expense was immaterial for the years ended December 31, 2013 and December 31, 2012. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period
F Furniture and fixtures	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, during the year ended December 31, 2008, we entered into an agreement to provide anti-dilution protection to our CEO for his 51% of outstanding shares.  Since the instrument did not meet the criteria for equity classification, it was required to be carried as a freestanding derivative instrument, at fair value, in our consolidated financial statements. Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The changes in fair values at each reporting period, or interim period, are recorded as a charge or a benefit to earnings included in the Other Income (Expense) section of the Company’s Consolidated Statement of Operations.

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

As of December 31, 2013 and 2012, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Canadian subsidiary are translated to the United States dollar using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss). For the year ended December 31, 2012, due to the inactivity of its foreign subsidiaries, the foreign currency translation impact was immaterial. All foreign subsidiaries were deconsolidated or dissolved during the year ended December 31, 2012.

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits at financial institutions.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Loss per share

Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period, including the issuable shares related to the anti-dilution agreement. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding were 21,000,000 and 21,824,477 at December 31, 2013 and 2012.

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000. All of the Company’s service revenue for the year ended December 31, 2013 was derived from one related party (see Note 13).  Substantially all of the production revenue during the years ended December 31, 2013 and 2012 were derived from one production.

Business Segments

The Company operates the following business segments:

1)
Dolphin Digital Media (USA): The Company created online kids clubs and derives revenue from annual membership fees. Dolphinsecure.com, a secure website for children using fingerprint reader technology, was terminated during the year ended December 31, 2013.

2)
Dolphin Digital Studios: Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens.  This segment was the main focus of the Company during 2013 and 2012.

Based on an analysis of the Company’s operating segments and the provisions of ASC 280, Segment Reporting, the Company believes it meets the criteria for aggregating its operating segments into a single reporting segment because they have similar economic characteristics, similar nature of product sold, (on-line content), similar production process (the Company uses the same labor force, and content), similar type of customer (children teens and tweens) and similar method to distribute its product (on-line distribution).

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

NOTE 5 — CAPITALIZED PRODUCTION COSTS AND OTHER CURRENT ASSETS

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

During the year ended December 31, 2012, the Company completed production on two web series. It reported revenues from these web series of approximately of $800,000 and $3,900,000 for the years ended December 31, 2013 and 2012, respectively. The Company amortized capitalized production  costs (included as direct costs) in the consolidated statement of operations and comprehensive loss using the individual film forecast computation method in the amount of approximately $500,000 and $3,000,000 for the years ended December 31, 2013 and 2012.  During the year ended December 31, 2012, the Company analyzed the fair value of the capitalized production costs and determined that future expected revenues were below the capitalized production costs.  As such, the Company impaired $0 and $228,541 of capitalized production cost for the years ended December 31, 2013 and 2012.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $630,000 and $341,000 in capitalized production costs as of December 31, 2013 and 2012 associated with these scripts.  These projects are not yet in production.

 As of December 31, 2013 and 2012, respectively, the Company has total capitalized production costs of $781,391 and $1,003,658, net of accumulated amortization, tax incentives and write down to fair value, recorded on its consolidated balance sheet.   At December 31, 2013 and 2012, the Company owed approximately $0 and $238,700 for these productions that is included in Other current liabilities on the consolidated balance sheet.  The tax credits will be received by the production companies and used to pay the liabilities related to these productions. The Company estimates that it will receive approximately $62,000 once the liabilities are fully paid.  The Company estimates that it will amortize 83% of the capitalized production costs over the next three years.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Other Current Assets

The Company recorded $79,389 and $239,259 in Other current assets on its Balance sheets as of December 31, 2013 and 2012, respectively.  This is mainly comprised of receivables related to its productions.  During 2013, the Company earned revenue from foreign sales in the amount of approximately $17,000, net of allowance for doubtful accounts, and tax credits over the amount of liabilities of approximately $62,000 related to the productions that had not been received as of year-end.  During 2012, the Company earned production fees in the amount of $150,000 and revenues from foreign sales of its production that had not been received as of December 31, 2012.

NOTE 6 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to that Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the years ended December 31, 2013 and 2012 there were no significant revenues generated or costs incurred related to the Kids Club. Subsequent to year end, the Company came to an agreement with one of the parties and has begun to repay the $50,000.

During the year ended December 31, 2011 the Company entered into Equity Finance Agreements for the future production of web series. The Investors contributed a total equity investment of $895,000. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. Prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors are entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2013 and 2012.  The Company has invested these funds in eleven projects.  Only one of the productions was completed as of December 31, 2013 and 2012 and there was no producer gross revenue as defined in the Equity Finance Agreements as of December 31, 2013 and 2012.  The Company expects to have gross producer revenues subsequent to year end at which time the investors will receive their pro rata share of the revenue.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

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

NOTE 7 — NOTES PAYABLE

Balance December 31, 2011	$540,000
Additions	1,350,000
Converted into equity of subsidiary	(1,500,000)
Balance December 31, 2012	$390,000
Additions	-
Payments	(55,000)
Balance December 31, 2013	$335,000

            On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company recorded $ 5,588 and $9,526 of interest expense for the year ended December 31, 2013 and 2012 respectively and recorded accrued interest of $5,588 and $9,526 as of December 31, 2013 and 2012 respectively.  The Company made principal payments in the amount of $55,000 and interest payments of $9,526 during the year ended December 31, 2013. The Company did not make any payments on principal or interest related to this notes payable for the year ended December 31, 2012. As of December 31, 2013 and 2012, $35,000 and $ 90,000 respectively were outstanding on this note.

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

 On May 21, 2012, the Company entered into an agreement with a certain note holder to convert Promissory notes totaling $1,500,000 into a 25% member interest in a newly formed entity, Dolphin Kids Clubs LLC. The fair value of the debt was more readily determinable, and as such, equity was recorded in the amount of the fair value of the debt. The Company did not record a gain or loss from this transaction. The note holder forgave the interest due on these notes in the amount of $48,918 which is recorded as Other Income in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2012.  Subsequent to this transaction, the Company had $300,000 and $300,000 outstanding related to the notes payable as of December 31, 2013 and 2012, respectively.

The Company expensed $30,000 and $14,712 for interest related to these notes for the years ended December 31, 2013 and 2012, respectively. Accrued interest related to these notes was $44,712 and $14,712 as of December 31, 2013 and 2012, respectively.

NOTE 8 — DERIVATIVE LIABILITY

In June of 2008, in connection with the stock purchase agreement, Mr. O’Dowd was granted certain anti-dilution protection for five (5) years from the date of the acquisition under which we agreed to issue such number of shares of our common stock as necessary for Mr. O’Dowd to maintain his fifty-one percent ownership any time that we issue additional shares to a party other than Mr. O’Dowd, or upon the exercise by any such party of options, warrants, notes or other securities exercisable or exchangeable for, or convertible into, any share of our common stock.  The Company determined that the anti-dilution instrument was not indexed to the Company’s own stock and should be accounted for as a derivative financial liability.  The Company estimated the fair value of the anti-dilution instrument using a Monte Carlo simulation and recorded a $4,031,726 liability against additional paid in capital using guidance from ASC 805 for reverse acquisition that states that the payment of cash or stock to the accounting acquirer should be considered a distribution of capital.  The Company recorded the fair value of the derivative instrument at each balance sheet date and recorded changes to the liability against earnings or loss included in Other income or expense in the Consolidated Statements of Operations and Comprehensive Loss for that period.  Our valuation technique made certain assumptions as to when warrants would be in-the-money at any time during the valuation period and assumed they would be exercised if the exercise price was less than 50% of the maximum projected stock price.  The Company also made certain assumptions as to the cash needed for operations and the working capital deficit. Taking all these factors into account, the Company estimated the shortfall of the cash that would be needed for operations and assumed that a percentage would be covered by the issuance of shares for services based on the historical ratio of stock compensation expense to cash used in operations.  The stock volatility represents the range of the volatility curves used in the valuation analysis that the reporting entity has determined market participants would use based on comparison with similar entities. Since derivative financial instruments are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.  Since the derivative liability was canceled as of December 31, 2012, the Company is providing in the table below assumptions used for calculations during the year ended December 31, 2012.

As of December 31, 2012
Volatility	n/a
Expected Term	Cancelled during 2012 and no longer outstanding
Risk Free Interest Rate	n/a
Stock Price	n/a

During the year ended December 31, 2012
Volatility	72.20% - 93.60%
Expected Term	1.50 - 0.00
Risk Free Interest Rate	0.25% - 0.17%
Stock Price	$0.08 - $0.13

The following is a roll forward through December 31, 2012, of the fair value liability of the anti-dilution derivative instrument.  There was no liability related to this derivative instrument as of December 31, 2013.

Fair Value of Liability for Anti-Dilution derivative instrument
Balance as of December 31, 2011	361,591
Change in fair value included in (Income)/Loss from valuation of derivative	(63,098)
Settlement due to forgiveness of the remaining liability recorded in additional paid in capital	(298,493)
Balance as of December 31, 2012	$-

In September 2012, Mr. O’Dowd was issued 17,701,365 shares related to the anti-dilution agreement and agreed to waive any further liability related to this agreement.  The Company then recorded $298,493 to additional paid in capital using guidance in ASC 470-50-40-2 that states extinguishment of debt by a related party can be treated as a capital contribution. There were no amounts due under this liability as of December 31, 2013.

NOTE 9 — LOANS FROM REALTED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the year ended December 31, 2013, the CEO loaned the Company $2,500,000 and was repaid $238,000 of principal and $202,897 of interest.  There were no additional loans or repayments made during the year ended December 31, 2012.   During the years ended December 31, 2013 and 2012, $390,263 and $229,932 was expensed in interest. The Company recorded accrued interest of $417,298 and $229,932 on its Consolidated balance sheets as of December 31, 2013and 2012, respectively.

NOTE 10 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc., a related party, and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2013 and 2012.

NOTE 11 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of December 31, 2013 and 2012, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value. Each share of preferred stock is convertible into four shares of common stock and do not have any voting rights.

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

As of December 31, 2013 and 2012, the Company had 81,892,352 shares issued and outstanding.

C) Minority Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with an unrelated note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during 2012 for a total of $3,000,000 representing a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the non-controlling interest will follow the provisions in the contractual arrangement.  Non-controlling interest is presented as a separate component of shareholders’ equity.   As of December 31, 2013 and 2012, the Company recorded a non-controlling interest of $3,000,000 on its balance sheet for the 25% interest Dolphin Kids Clubs LLC.

NOTE 12 — WARRANTS

A summary of warrants issued, exercised and expired during the years ended December 31, 2013 and 2012, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance outstanding at December 31, 2011	10,614,007	$0.31
Issued	14,000,000	0.25
Exercised	-	-
Expired	2,789,530	0.83
Balance outstanding at December 31, 2012	21,824,477	$0.20
Issued	-	-
Exercised	-	-
Expired	824,477	0.99
Balance outstanding at December 31, 2013	21,000,000	$0.17

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

In consideration for the cancellation of such warrants above and for the payment to Dolphin Digital Media, Inc. (DPDM), T Squared Investments LLC was issued a new Warrant “E” for 7,000,000 shares of DPDM with an expiration date of December 31, 2012 and an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2011 and 2010, T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants.   The holder did not make any additional payments to pay down the exercise price and as of December 31, 2013 and 2012, the exercise price on the 7,000,000 (Warrant “E”) warrants is $.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to get consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the years ended December 31, 2013 and 2012 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the years ended December 31, 2013 and 2012 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

 NOTE 13— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company recorded $250,000 and $1,250,000 as payroll expense in 2013 and 2012, respectively which is reflected in Accrued Compensation on the balance sheet and recorded interest expense of $136,547 and $38,573 in 2013 and 2012 respectively, related to this agreement which is reflected in Other current liabilities on the balance sheet.

Effective April 1, 2013, the Company entered into an agreement with a Company that is fully, indirectly owned by our CEO.   The Company will render management services to the related party.  The terms of the agreement are for a period between April 1, 2013 and December 31, 2014 for an annual fee of $2,000,000. The agreement was effective April 1, 2013 and, correspondingly, the Company recorded $1,500,000 of revenue related to this agreement for the year ended December 31, 2013.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 and expire September 13, 2015.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179. Note 14 details the terms of these warrants.

NOTE 14 — INCOME TAXES
Income tax expense (benefit) is as follows:

	December 31,
	2013	2012
Current income tax expense (benefit)
Federal	$-	$-
State	-	-
	$-	$-
Deferred income tax expense (benefit)
Federal	$(870,647)	$(1,167,783)
State	(99,717)	(150,620)
	$(970,364)	$(1,318,403)
Change in valuation allowance (benefit)
Federal	$870,647	$1,167,783
State	99,717	150,620
	970,364	1,318,403
Income tax expense	$-	$-

At December 31, 2013 and 2012, the Company had deferred tax assets and a liability as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Current:
Accrued expenses	$67,597	$5,317
Other expenses	3,669
Valuation Allowance	(67,841)	(5,317)
Long Term:
Capitalized costs	885,535	$849,931
Interest expense	241,984	107,566
Accrued compensation	569,704	474,750
Other Expenses	8,960	3,830
Charitable contributions	160,603	79,758
Net operating losses	4,154,277	3,570,052
Valuation Allowance	(5,950,690)	(5,042,849)
Total deferred tax assets	$73,798	$43,039
Deferred tax liability:
Current:
Prepaid expenses	(3,425)
Long term:
Fixed assets	(2492)	(4,112)
Capitalized production costs	(67,881)	(38,927)
Total net deferred tax assets	$-	$-

As of December 31, 2013, the Company has approximately $11,381,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $6,904,500 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $585,950 of California net operating loss carryforwards that begin to expire in 2032.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $6,018,530 and $5,048,166 as of December 31, 2013 and 2012, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2013 and 2012. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:
	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent items affecting tax rate	(0.9)%	(2.5)%
State income taxes, net of federal income tax benefit	(2.2)%	(2.6)%
Miscellaneous items	(2.3)%	(0.2)%
Change in valuation allowance	39.4%	(38.9)%
Effective tax rate	0	0

As of December 31, 2013 and 2012, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  We do not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file federal, Florida and California income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2009.

NOTE 15— LEASES

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party.  Effective February 1, 2012 and for a period of eighteen months, the Company entered into a lease agreement for office space in Los Angeles, California at a monthly cost $3,250.  On June 1, 2012, the Company entered into a lease agreement for office space in Los Angeles for a period of twelve months.

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2013 were as follows:

2014	$86,982
2015	69,873
2016	71,888
Thereafter	-

Total	$228,743

Rent expense for the years ended December 31, 2013 and 2012 was$126,818 and $106,247, respectively.

Subsequent to year end and effective June 1, 2014, the Company entered into a sixty month lease agreement for office space in Los Angeles, California.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  During the years ended December 31, 2013 and 2012, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties and $80,000 remains accrued. The Company has not received any other notifications related to these returns during the year ended December 31, 2013.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the years ended December 31, 2013 and 2012.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the year ended December 31, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   The Company did not record any revenues related to this arrangement for the year ended December 31, 2013.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 11.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the years ended December 31, 2013 and 2012.

NOTE 17 – SUBSEQUENT EVENTS

    Subsequent to year end, the Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.