Form 10-Q
period 2014-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2014-08-21
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The number of shares of Common Stock outstanding was 81,892,352 as of August 21, 2014.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	As of March 31, 2014	As of December 31, 2013
Current
Cash and cash equivalents	$800,696	$706,641
Prepaid Expenses	3,608	9,019
Receivable and current assets	80,664	79,389
Total Current Assets	884,968	795,049

Capitalized production costs	779,544	781,391
Property and equipment	20,574	23,474
Deposits	19,953	19,953
Total Assets	$1,705,039	$1,619,867

LIABILITIES
Current
Accounts payable	$181,550	$284,954
Other current liabilities	1,106,263	926,127
Accrued compensation	1,562,500	1,500,000
Debt	1,090,000	1,100,000
Loan from related party	4,307,623	4,382,623
Deferred revenue	500,000	-
Notes payable	325,000	335,000
Total Current Liabilities	9,072,936	8,528,704

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at March 31, 2014 and December 31, 2013
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
at March 31, 2014 and December 31, 2013
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(37,141,499)	(36,682,439)
Total Dolphin Digital Media, Inc. Deficit	$(10,367,897)	$(9,908,837)
Noncontrolling interest	3,000,000	3,000,000
Total Stockholders' Deficit	$(7,367,897)	$(6,908,837)
Total Liabilities and Stockholders' Deficit	$1,705,039	$1,619,867

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenues:
Production	$2,500	$769,620
Service	500,000	-
Total revenues	502,500	769,620

Expenses:
Direct Costs	1,851	634,521
General and administrative	396,085	688,882
Payroll	410,100	258,822
Total Expenses	808,036	1,582,225

Loss from Operations	(305,536)	(812,605)

Other Income/(Expense)
Other income	-	89
Interest income	34	79
Interest expense	(153,559)	(95,327)
Total Other Income/(Expense)	(153,525)	(95,159)

Net Loss	$(459,061)	$(907,764)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459,061)	$(907,764)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Depreciation	2,900	1,757
Amortization of capitalized production costs	1,851	492,322
Inventory writedown	-	7,968
Changes in operating assets and liabilities:
Increase in receivables and other current assets	(1,276)	(285,232)
Decrease in prepaid expenses	5,411	5,589
Increase in capitalized production costs	-	(147,980)
Increase in deferred revenue	500,000	-
Increase in accrued compensation	62,500	62,500
Increase /(Decrease) in accounts payable	(103,404)	106,373
Increase in other current liabilities	180,134	45,322
Net Cash (Used) in/Provided by Operating Activities	189,055	(619,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,705)
Net Cash Used In Investing Activities	-	(4,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(10,000)	(15,000)
Advances from related party	-	2,500,000
Repayment to related party	(75,000)	(150,000)
Repayment of debt	(10,000)	-
Net Cash (Used) in/Provided by Financing Activities	(95,000)	2,335,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,055	1,711,150
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,641	282,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$800,696	$1,993,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$5,588	$9,526

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that was filed with the SEC on August 15, 2014.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

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

On May 21, 2012, the Company formed Dolphin Kids Clubs, LLC, and owns 75% interest in the entity, for the purpose of creating online kids clubs. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2014 of $ 459,061. As of March 31, 2014, the Company recorded an accumulated deficit of $37,141,499.  Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on a deal for a variety of digital projects.  As a result, it expects to derive income from its digital productions in the first quarter of 2015.  The Company will begin recognizing revenues from its kids club business during the third quarter of 2014 and expects to see an increase in these revenues in the fourth quarter of 2014.  There can be no assurances that such income will be realized in future periods.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Other recent Accounting Standards Updates not effective until after March 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 — CAPITALIZED PRODUCTION COSTS , RECEIVABLE AND  OTHER CURRENT ASSETS

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

As of March 31, 2014, the Company had completed production on two web series. For the quarters ended March 31, 2014 and 2013, revenues earned from these web series were $2,500 and $769,620, respectively. The Company amortized capitalized production  costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of $1,851 and $495,322 for the quarters ended March 31, 2014 and 2013.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $630,000 and $488,800 in capitalized production costs as of March 31, 2014 and December 31, 2013 associated with these scripts.  These projects are not yet in production.

As of March 31, 2014 and December 31, 2013, respectively, the Company has total capitalized production costs of $779,544 and $781,391, net of accumulated amortization, tax incentives, recorded on its consolidated balance sheets.   There were no liabilities associated with these productions as of March 31, 2014 and December 31, 2013.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment.

Receivables and Other Current Assets

The Company recorded $80,664 and $79,389 in receivables and other current assets on its consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.  This is primarily comprised of receivables from the sale of licensing rights in foreign territories of its productions.  During the quarter ended March 31, 2014, the Company earned revenue from these sales in the amount of $2,500.

NOTE 5 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarters ended March 31, 2014 and 2013, there were no significant revenues generated or costs incurred related to the Kids Club.  The Company made payments totaling $10,000 to one of the parties to these agreements during the quarter ended March 31, 2014.

During the year ended December 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2014 and December 31, 2013.  The Company has invested these funds in eleven projects. Two productions were completed as of March 31, 2014 and there was no producer gross revenue as defined in the Equity Finance Agreements as of March 31, 2014 and 2013.  The Company expects to have gross producer revenues during 2014 at which time the investors will receive their pro rata share of the revenue.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

The Company recorded $1,090,000 and $1,100,000, respectively, on its consolidated balance sheets as of March 31, 2014 and December 31, 2013, related to these agreements.

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

NOTE 6 — NOTES PAYABLE

Balance December 31, 2013	$335,000
Additions	-
Payments	(10,000)
Balance March 31, 2014	$325,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company made principal payments in the amount of $10,000 and interest payments of $5,588 during the quarter ended March 31, 2014.  As of March 31, 2014 and December 31, 2013, $25,000 and $35,000 respectively were outstanding on this note.

On July 5, 2012, the Company signed a promissory note in the amount of $300,000 that bears interest at 10% per annum and is payable on demand.  During the quarter ended March 31, 2014 the Company did not make any payment of principal or interest related to this note.

The Company expensed $8,140 and $8,930 for interest related to these notes for the quarters ended March 31, 2014 and 2013, respectively. Accrued interest related to these notes was $52,852 and $50,300 as of March 31, 2014 and December 31, 2013, respectively and was recorded as other current liabilities in its consolidated balance sheets.

NOTE 7 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three months ended March 31, 2014, the Company repaid $75,000 of principal to the CEO.   During the three months ended March 31, 2014 and 2013, the Company expensed $107,141 and $54,918, respectively, as interest.  The Company recorded accrued interest of $524,438 and $417,298 on its consolidated balance sheets as other current liabilities as of March 31, 2014 and December 31, 2013, respectively.

NOTE 8— LICENSING AGREEMENT - RELATED PARTY

During the year ended December 31, 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the three month periods ended March 31, 2014 and 2013, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 9 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2014 and 2013, the Company had 1,042,753 of preferred shares issued and outstanding. Each share of Preferred stock is convertible into four shares of common stock and do not have any voting rights.

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

As of March 31, 2014 and December 31, 2013, the Company had 81,892,352 shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.   As of March 31, 2014 and December 31, 2013, the Company recorded a noncontrolling interest of $3,000,000 on its consolidated balance sheets for the 25% interest in  Dolphin Kids Clubs LLC.

NOTE 10 — WARRANTS

A summary of warrants issued, exercised and expired during the three months ended March 31, 2014 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2013	21,000,000	$.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2014	21,000,000	$.17

On March 10, 2010, T Squared Investments LLC was issued Warrant "E" for 7,000,000 shares of Dolphin Digital Media, Inc. ("DPDM")  at an exercise price of $0.25 per share with an expiration date of December 31, 2012. T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2010 and 2011, T Squared Investments LLC paid down a total of $1,625,000 and the current exercise price is $0.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended March 31, 2014 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended March 31, 2014 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 11— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company accrued $1,562,500 and $1,500,000 of compensation as Accrued compensation and $212,620 and $175,120 of interest in Other current liabilities on its consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, in relation to this agreement.  For the three months ended March 31, 2014 and 2013 the Company expensed as interest $37,500 and $31,370 of interest related to this agreement.

The Company entered into an agreement with a related party, fully and indirectly owned by our CEO, to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the three months ended March 31, 2014, the Company recorded revenues in the amount of $500,000 related to this agreement.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Tax Filings

During the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the non-compliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012.  As of March 31, 2014 and December 31, 2013, $80,000 and $80,000 were accrued for these penalties in other current liabilities on the consolidated balance sheets. The Company has not received any other notifications related to these returns.

Binding Term Sheet

    On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the quarters ended March 31, 2014 and 2013.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the quarter ended March 31, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   The Company did not record any revenues related to this arrangement and incurred expenses of $0 and $22,500 for the quarters ended March 31, 2014 and 2013, respectively.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 9.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the quarter ended March 31, 2014.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to quarter ended March 31, 2014, the Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.

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

In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club. During 2013, Dolphin Digital Media, Inc. partnered with a worldwide philanthropic organization to create a Kids Club to promote the organization’s philanthropic philosophy and encourage literacy programs.  Donors can sponsor membership for all children in a particular school and that donation entitles the school to receive a Reading Oasis from Scholastic Books.  The Company did not record any revenues related to this arrangement and incurred $0 and $22,500 in expenses for the quarters ended March 31, 2014 and 2013, respectively.

Dolphin Digital Studios

During the quarter ended March 31, 2014, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the three months ended March 31, 2014 were incurred related to Dolphin Digital Studios.

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

During the quarter ended March 31, 2014, Dolphin Digital Studios concentrated its efforts in identifying certain properties that it intends to produce for online distribution and negotiating strategic agreements with advertisers and platforms for the production and distribution of a variety of web series. Some projects may be self-financed, while some projects will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming.  The Company secured financing for a slate of projects through Equity Finance Agreements in the amount of $1,000,000 that were entered into during 2011 and 2012.   Funding received through these investments is meant to help finance the costs of the web series.  Per the agreements, the Company invests in projects through January 1, 2013.  Investors are then entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in the producers’ revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers’ revenues to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2014 and December 31, 2013. The Company has invested these funds in eleven projects.  Two productions were completed as of March 31, 2014 and there was no producer gross revenue generated as defined in the Equity Finance Agreements as of March 31, 2014.  The Company expects to generate gross producer revenues subsequent to quarter end at which time the investors will receive their pro rata share of the revenue.

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

 The Company recognized $2,500 and $769,620 of revenues from online content for the quarters ended March 31, 2014 and 2013, respectively. These were derived from online productions that premiered in 2012.  The revenues in 2014 and 2013 were mainly derived from product integration and sale of licensing rights in  foreign territories of the productions.

Cybergeddon

During 2012, the Company produced Cybergeddon.  Anthony Zuiker, the visionary creator of the CSI franchise and his production company Dare to Pass, and Yahoo, Inc. the premier digital media company partnered with Dolphin Digital Studios for this ground breaking motion picture event which brings to life the growing threat of cybercrime.  True to his storytelling form, Zuiker engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  Cybergeddon was released September 25, 2012, through Yahoo’s global online distribution.

During 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The Company entered into agreements with certain vendors and in accordance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and began to amortize the capitalized production costs using the individual film forecast computation method. During the quarter ended March 31, 2014, the Company recorded revenues of $2,500 and amortized costs of approximately $1,851 related to this production.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during 2012. The Company did not generate any revenues or incur any expenses related to these app’s for the quarter ended March 31, 2014.

During 2013, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal, Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States. As of March 31, 2014, no productions associated with this partnership have been completed.

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

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of March 31, 2014 and December 31, 2013, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.

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

During 2013, the Company hired a third party to create the website.  As per the terms of the agreement, the Company will share revenues derived from net memberships to Club Connect with the philanthropic organization.  For the quarter ended March 31, 2014, no revenues related to this agreement were derived and approximately $90,000 in expenses were incurred since inception for the development of the website.

Dolphin Secure

During 2013, the Company decided that it would no longer pursue any sales or marketing of its internet safety product, Dolphin Secure.  As a result, during the quarter ended March 31, 2013, the Company wrote off approximately $8,000 of finger print readers that were recorded as inventory.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the quarters ended March 31, 2014 and 2013 the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, currently set to expire in June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  During the period ended March 31, 2014 and December 31,  2013, the Company did not use Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three months ended March 31, 2014 and March 31, 2013

The Company recorded revenues of $2,500 from the licensing rights in international territories and $500,000 in service revenues from its agreement with a related party for the quarter ended March 31, 2014.  Revenues of $769,620 for the three months ended March 31, 2013 was related to additional foreign licensing sales and product integration revenues. Cybergeddon premiered in 2012 and the decrease in sales is part of the natural revenue cycle of this production in which the majority of revenues were recognized in 2012 and 2013.

The Company incurred direct costs of $1,851 and $634,521 mainly related to the amortization of capitalized production costs for the three months ended March 31, 2014 and 2013, respectively.  Payroll costs increased by $151,278 from $258,822 for the three months ended March 31, 2013 to $410,100 for the three months ended March 31, 2014, mostly due to increasing headcount by six people.  General and administrative costs decreased from $688,882 for the three months ended March 31, 2013 to $396,085 for the three months ended March 31, 2014.  This decrease is mainly due to an overall decrease in the use of consultants.  During the quarter ended March 31, 2013, the Company paid approximately $194,000 in consulting fees for digital projects and public relations work.  In addition, it paid approximately $25,000 in legal fees and a one time $58,000 license fee during the quarter ended March 31, 2013. The Company hired several of its consultants as employees and did not incur these consulting fees for the quarter ended March 31, 2014.

 Interest expense increased by $58,232 for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 mostly due to an increase in the principal balance of the note from our CEO.

The net loss was $459,061 or $(.01) per share based on  81,892,352 weighted average shares outstanding for the quarter ended March 31, 2014 compared to a loss of $907,764 or $(.01) per share based on 81,892,352 weighted average shares outstanding for the quarter ended March 31, 2013. The decrease in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows provided by operating activities increased from $(619,145) for the three months ended March 31, 2013 to $189,055 for the three months ended March 31, 2014. This increase is mainly due to an increase in deferred revenue of $500,000 that was received as payment for services for the second quarter of 2014.   In addition, the Company increased its other current liabilities by $180,134 mainly due to an increase in interest owed to its CEO.   The Company used its cash from operations to reduce its accounts payable by paying down certain vendors by approximately $103,000.

Cash flows from financing activities decreased from $2,335,000 provided during the three months ended March 31, 2013 to $(95,000) used during the three months ended March 31, 2014.  This is primarily due to the Company repaying its CEO $75,000 for the notes payable and reducing notes payable and debt by $10,000 each.  For the three months ended March 31, 2013, the Company received $2,350,000 net of advances from our CEO.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2013, our accumulated deficit as of December 31, 2013, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that the Company will be successful in raising any necessary additional loans or capital.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2013, for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the three months ended March 31, 2014.

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

Other recent Accounting Standards Updates not effective until after March 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on August 15, 2014, which have not been fully remediated as of the date of the filing of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 21, 2014

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer