Form 10-Q
period 2014-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2014-08-21
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	As of June30, 2014	As of December 31, 2013

Current
Cash and cash equivalents	$128,014	$706,641
Prepaid Expenses	13,013	9,019
Receivables and current assets	62,250	79,389
Total Current Assets	203,277	795,049

Capitalized production costs	751,002	781,391
Property and equipment	90,584	23,474
Deposits	52,291	19,953
Total Assets	$1,097,154	$1,619,867

LIABILITIES
Current
Accounts payable	$318,183	$284,954
Other current liabilities	1,288,323	926,127
Accrued compensation	1,625,000	1,500,000
Debt	1,075,000	1,100,000
Loan from related party	4,122,623	4,382,623
Deferred revenue	211,502	-
Notes payable	310,000	335,000
Total Current Liabilities	8,950,631	8,528,704

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at June 30, 2014 and December 31, 2013
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
at June 30, 2014 and December 31, 2013
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(37,627,079)	(36,682,439)
Total Dolphin Digital Media, Inc. Deficit	$(10,853,477)	$(9,908,837)
Noncontrolling interest	3,000,000	3,000,000
Total Stockholders' Deficit	$(7,853,477)	$(6,908,837)
Total Liabilities and Stockholders' Deficit	$1,097,154	$1,619,867

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Production	$48,692	$17,560	$51,192	$787,180
Service	500,000	500,000	1,000,000	500,000
Total revenues	548,692	517,560	1,051,192	1,287,180

Expenses:
Direct costs	36,167	23,995	38,017	658,515
General and administrative	454,347	769,907	850,431	1,458,789
Payroll	391,305	255,174	801,405	513,996
Total Expenses	881,819	1,049,076	1,689,853	2,631,300

Loss from Operations	(333,127)	(531,516)	(638,661)	(1,344,120)

Other Income/(Expense)
Other income	-	47,841	-	47,929
Interest income	18	22	52	101
Interest expense	(152,473)	(153,864)	(306,031)	(249,191)
Total Other Income/Expense	(152,455)	(106,001)	(305,979)	(201,161)

Net Loss	$(485,582)	$(637,517)	$(944,640)	$(1,545,281)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944,640)	$(1,545,281)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,031	3,931
Amortization of capitalized production costs	37,897	505,322
Inventory writedown	-	7,968
Changes in operating assets and liabilities:
(Increase) Decrease in receivables and other current assets	17,138	(774,517)
(Increase)/Decrease in prepaid expenses	(3,994)	5,589
Increase in capitalized production costs	(7,507)	(201,736)
(Increase) in deposits	(32,338)	(11,000)
Increase in accrued compensation	125,000	125,000
Increase in deferred revenue	211,502	-
Increase / (Decrease) in accounts payable	33,229	(53,806)
Increase in other current liabilities	362,196	123,783
Net Cash Used In Operating Activities	(195,486)	(1,814,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73,141)	(10,280)
Net Cash Used In Investing Activities	(73,141)	(10,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(25,000)	(30,000)
Advances from related party	-	2,500,000
Repayment to related party	(260,000)	(150,000)
Repayment of debt	(25,000)	-
Net Cash (Used) in/Provided by Financing Activities	(310,000)	2,320,000

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(578,627)	494,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,641	282,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,014	$777,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$5,588	$9,526

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that was filed with the SEC on August 15, 2014.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2014 of $ 944,640. As of June 30, 2014, the Company recorded an accumulated deficit of $37,627,079.  Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

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

Other recent Accounting Standards Updates not effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 — CAPITALIZED PRODUCTION COSTS, RECEIVABLES AND OTHER CURRENT ASSETS

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

As of June 30, 2014, the Company had completed production on two web series. For the quarters ended June 30, 2014 and 2013, revenues earned from these web series were $48,692 and $17,560, respectively. For the six months ended June 30, 2014 and 2013, revenues earned from web series were $51,192 and $787,180, respectively.   The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of approximately $36,000 and $13,000 for the three months ended and $37,900 and $505,000 for the six months ended June 30, 2014 and 2013.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $637,500 and $543,000 in capitalized production costs as of June 30, 2014 and December 31, 2013 associated with these scripts.  These projects are not yet in production.

 As of June 30, 2014 and December 31, 2013, respectively, the Company has total capitalized production costs of $751,002 and $781,391,  net of accumulated amortization, tax incentives, recorded on its consolidated balance sheets.   There were no liabilities associated with these productions as of June 30, 2014 and December 31, 2013.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment.

.Receivables and Other Current Assets

The Company recorded $62,250 and $79,389 in receivables and other current assets on its consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.  This is primarily comprised of receivables from the sale of licensing rights in foreign territories of its productions.  During the quarter and six months ended June 30, 2014, the Company earned revenue from foreign sales in the amount of $49,692 and $51,192, respectively.

NOTE 5 — DEBT

 During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarters ended March 31, 2014 and 2013, there were no significant revenues generated or costs incurred related to the Kids Club.  The Company made payments totaling $15,000 and $25,000 to one of the parties to these agreements during the three and six months ended June 30, 2014.

During the year ended December 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000.  The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2014 and December 31, 2013.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of June 30, 2014 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of June 30, 2014 and $ 0 as of June 30, 2013.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

The Company recorded $1,075,000 and $1,100,000, respectively, on its consolidated balance sheets as of June 30, 2014 and December 31, 2013, related to these agreements.

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

NOTE 6 — NOTES PAYABLE

Balance December 31, 2013	$335,000
Additions	-
Payments	(25,000)
Balance June 30, 2014	$310,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company made principal payments in the amount of $25,000 and $15,000 during the six and three months ended June 30, 2014.  In addition, the Company made interest payments of $5,588 during the six months ended June 30, 2014.  As of June 30, 2014 and December 31, 2013, $10,000 and $35,000 respectively were outstanding on this note.

On July 5, 2012, the Company signed a promissory note in the amount of $300,000 that bears interest at 10% per annum and is payable on demand.  During the three and six months ended June 30, 2014, the Company did not make any payment of principal or interest related to this note.

The Company expensed $7,666 and $9,161 and $15,807 and $18,092 for interest related to these notes for the three and six months ended June 30, 2014 and 2013, respectively. Accrued interest related to these notes was $60,518 and $50,300 as of June 30, 2014 and December 31, 2013, respectively and was recorded as other current liabilities in its consolidated balance sheets.

NOTE 7 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three months and six months ended June 30, 2014, the Company repaid $185,000 and $260,000 of principal to the CEO and expensed $104,469 and $211,610 as interest.  During the three and six months ended June 30, 2013, the Company expensed $111,450 and $166,378, respectively as interest.    The Company recorded accrued interest of $628,908 and $417,298 on its consolidated balance sheets as other current liabilities as of June 30, 2014 and December 31, 2013, respectively.

NOTE 8— LICENSING AGREEMENT - RELATED PARTY

During the year ended December 31, 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the six month periods ended June 30, 2014 and 2013, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 9 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of June 30, 2014 and December 31, 2013, the Company had 1,042,753 of preferred shares issued and outstanding. Each share of Preferred stock is convertible into four shares of common stock and do not have any voting rights.

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

As of June 30, 2014 and December 31, 2013, the Company had 81,892,352, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.   As of June 30, 2014 and December 31, 2013, the Company recorded a noncontrolling interest of $3,000,000 on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 10 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended June 30, 2014 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2013	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2014	21,000,000	$0.17

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

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended June 30, 2014 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended June 30, 2014 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 11— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company accrued $1,625,000 and $1,500,000 of compensation as Accrued compensation and $252,095 and $175,120 of interest in Other current liabilities on its consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, in relation to this agreement.  For the three months ended June 30, 2014 and 2013, the Company expensed as interest $39,475 and $33,242 and for the six months ended June 30, 2014 and 2013, the Company expensed $76,975 and $64,612 of interest related to this agreement.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the three months ended June 30, 2014 and 2013, respectively, the Company recorded revenues related to this agreement in the amount of $500,000 and $500,000, and $1,000,000 and $500,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Tax Filings

During the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.      The Company responded with a letter stating reasonable cause for the non-compliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of 40,000 during the year ended December 31, 2012.  As of June 30, 2014 and December 31, 2013, $80,000 was accrued for these penalties in other current liabilities on the consolidated balance sheets. The Company has not received any other notifications related to these returns.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the three and six months ended June 30, 2014 and 2013.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the six months ended June 30, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.   During the quarter ended June 30, 2014, funds were received related to the Kids Clubs.  These funds are for programs that will be installed during the third quarter of 2014.  As such, the Company has deferred approximately $9,000 of revenue as Deferred revenue on the condensed consolidated balance sheets as of June 30, 2014, related to Kids Clubs.  The Company incurred $0 and $45,000 in expenses for the six months ended June 30, 2014 and 2013, respectively and $0 and $22,500 for the three months ended June 30, 2014 and 2013, respectively.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 common shares for this plan, subject to the changes in capitalization described in note 9.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the quarter ended June 30, 2014.

Lease

During the quarter ended June 30, 2014, the Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.  During the three and six months ended June 30, 2014, the Company incurred $13,746 and $13,746 of expenses related to this lease agreement.

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

In February 2012, the Company entered into an agreement with United States Youth Soccer Association, Inc. to launch a Kids Club. During 2013, Dolphin Digital Media, Inc. partnered with a worldwide philanthropic organization to create a Kids Club to promote the organization’s philanthropic philosophy and encourage literacy programs.  Donors can sponsor membership for all children in a particular school and that donation entitles the school to receive a Reading Oasis from Scholastic Books.  Several schools were adopted during the quarter ended June 30, 2014 for programs that will be installed during back to school in the third quarter of 2014.  The Company has deferred approximately $9,000 of revenue on its condensed consolidated balance sheet as of June 30, 2014 related to the Kids Clubs. The Company incurred $0 and $37,500 in expenses for the six months ended June 30, 2014 and 2013.

Dolphin Digital Studios

During the quarter ended June 30, 2014, the Company’s focus has primarily been devoted to Dolphin Digital Studios, which creates original content to premiere online. Substantially all of the Company’s operating income and expenses during the three and six months ended June 30, 2014 were incurred related to Dolphin Digital Studios.

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

During the quarter ended June 30, 2014, Dolphin Digital Studios concentrated its efforts in identifying certain properties that it intends to produce for online distribution and negotiating strategic agreements with advertisers and platforms for the production and distribution of a variety of web series. Some projects may be self-financed, while some projects will feature strategic and financial partnerships. This will allow Dolphin Digital Studios to have attractive project financing alternatives while developing its slate of programming. The Company secured financing for a slate of projects through Equity Finance Agreements in the amount of $1,000,000 that were entered into during 2011 and 2012.     Funding received through these investments is meant to help finance the costs of the web series.  Per the agreements, the Company invests in projects through January 1, 2013.  Investors are then entitled to share in the future revenues of any productions for which the funds invested were used.  Investors share in the producers’ revenues up to 115% of their investment and afterwards, as a group, will receive 50% of the revenues derived from these web series. Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series before calculating the share of revenues owed to the investors.   Based on the gross producers’ revenues to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2014 and December 31, 2013. The Company has invested these funds in eleven projects.  Two of the productions were completed as of June 30, 2014 and there was immaterial producer gross revenue generated as defined in the Equity Finance Agreements as of June 30, 2014.  The Company expects to generate additional gross producer revenues subsequent to quarter end at which time the investors will receive their pro rata share of the revenue.

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

 The Company recognized $51,192 and $787,180 of revenues from online content for the six months ended June 30, 2014 and 2013, respectively and $48,692 and $17,560 for the three months ended June 30, 2014 and 2013, respectively. These were derived from online productions that premiered in 2012.  The revenues in 2014 were mainly derived from the sale of licensing rights of its productions in foreign territories.

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

During 2012, the Company incorporated Cybergeddon Productions, LLC as a wholly owned subsidiary.  The Company entered into agreements with certain vendors and in accordance with these agreements was responsible for creating 6-12 digital episodes of approximately eight to fifteen minutes in length.  The Company completed the web series during the third quarter of 2012 and began to amortize the capitalized production costs using the individual film forecast computation method. During the six and three months ended June 30, 2014, the Company amortized $37,897 and $36,046 related to this production.

On April 9, 2012, the Company entered into an agreement with a vendor to create a universal (iPhone and iPad) iOS app and an Android app for the series and expensed $320,000 as advertising costs related to this app during 2012. The Company did not generate any revenues or incur any expenses related to these app’s for the three and six months ended June 30, 2014.

During 2013, the production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. Management expects future announcements relating to distribution partners for the tween and general market demographics.

Cambio Distribution Partnership

Cambio and Dolphin Digital Media have entered into an exclusive content deal, in which 4-6 original web series will be financed per year. In this deal, Dolphin Digital Media and Cambio will collaborate to identify original material to produce, with an emphasis on established screenwriters, actors, directors and producers.  Cambio holds exclusive rights to distribute the content online in the United States.  Dolphin Digital Media holds the underlying copyright in each production, as well as worldwide distribution rights outside of the online rights in the United States. As of June 30, 2014, no productions associated with this partnership have been completed.

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

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the parties agreed to convert $1,500,000 of notes payable into equity of Dolphin Kids Club, LLC and the Company received additional capital contributions of $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in these financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of June 30, 2014 and December 31, 2013, the Company recorded a noncontrolling interest of $3,000,000 for the 25% interest in Dolphin Kids Clubs LLC.

In 2013, the Company entered into an agreement with a worldwide philanthropic organization to create Club Connect.  Club Connect is a kids club that promotes the organization’s philanthropic philosophy and encourages literacy in elementary school age children.  High School drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop-out of high school (a rate which increases to 10x for minority children). In the US, nearly 60% of fourth graders are not reading at their grade level. Club Connect is an online site that offers reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency.   Club Connect has also partnered with Scholastic Books to provide a Reading Oasis to schools that are sponsored by a donor.  Donors may sponsor a school for $10,000 which entitles each child in the school to receive an annual Club Connect membership and a Reading Oasis for the school.  A Reading Oasis is a location in a school that is transformed into a reading room.  Scholastic will provide the Reading Oasis with hundreds of books (K-3), listening library, colorful bean bag chairs, a reading themed carpet, book cases, and a stereo listening center with four headphones. During the quarter ended June 30, 2014, several schools were sponsored by a donor for programs that will be installed during back to school in the third quarter of 2014.   The Company recorded approximately $9,000 in deferred revenue on its condensed consolidated balance sheet as of June 30, 2014 related to the funds received for these schools.

The Company hired a third party to create the website and expensed $90,000 during the year ended December 31, 2013.  As per the terms of the agreement, the Company will share revenues derived from net memberships to Club Connect with the philanthropic organization.  For the three and six months ended June 30, 2014 the Company did not incur expenses related to agreement.

Dolphin Secure

During 2013, the Company decided that it would no longer pursue any sales or marketing of its internet safety product, Dolphin Secure.  As a result, during the six months ended June 30, 2013, the Company wrote off approximately $8,000 of finger print readers that were recorded as inventory.

On February 8, 2011, the Company entered into a licensing agreement with Dolphin Media Germany, an unrelated party, for the licensing rights of Dolphin Secure.  Under the deal terms, Dolphin Digital Media will receive a royalty from all customer licenses and sales, once royalty payments due to the Company exceed the initial license fee of $275,000. In turn, Dolphin Media Germany has retained the German-language rights to Dolphin Secure, as well as a right of first negotiation to launch the product in other European territories. During the three and six months ended June 30, 2014 and 2013, the Company did not receive any royalties in relation to the licensing agreement.

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

Dolphin Digital Media holds a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, currently set to expire in June, 2018. Under the license, Dolphin Digital Media is authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires that Dolphin Digital Media pays Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from performance of the licensed activities.  As of June 30, 2014 and December 31, 2013, the Company had not used Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three and six months ended June 30, 2014 and June 30, 2013

The Company recognized revenues of $1,051,192 and $1,287,180 for the six months ended June 30, 2014 and 2013, respectively and $548,692 and $517,560 for the three months ended June 30, 2014 and 2013, respectively.  Revenues decreased primarily due to a decrease in revenues generated from its production of Cybergeddon.  During the six months ended June 30, 2013, the Company recorded revenues of approximately $787,000 related to licensing rights in foreign territories and product integration. During the six months ended June 30, 2014, $48,692 was derived from these sources of revenue.  This decrease is part of the normal business cycle as the production was completed during the year ended December 31, 2012 and a majority of the revenue was recognized during 2012 and 2013.  During the six months ended June 30, 2014, the Company recorded service revenue of $1,000,000 related to an agreement with a related party and $500,000 was recorded from this source of revenue during the six months ended June 30, 2013 as the agreement was effective April 1, 2013.

The Company incurred direct costs mainly related to the amortization of capitalized production costs of $38,017 and $658,515 for the six months ended June 30, 2014 and 2013 and $36,167 and $23,995 for the three months ended June 30, 2014 and 2013.  Payroll costs increased by $287,409 from $513,996 for the six months ended June 30, 2013 to $801,405 for the six months ended June 30, 2014 and by $136,131 from $255,174 for the three months ended June 30, 2013 to $391,305 for the three months ended June 30, 2014.  The increase is mainly due to Company increasing headcount by five people.

  General and administrative costs decreased by $608,358 from $1,458,789 for the six months ended June 30, 2013 to $850,431 for the six months ended June 30, 2014 and by $315,560 from $769,907 for the three months ended June 30, 2013 to $454,347 for the three months ended June 30, 2014.  The decrease is mainly due to an overall decrease of approximately $358,000 in the use of consultants.  During the six months ended June 30, 2013, the Company paid a license fee of $58,000, legal fees of $74,000 and web development costs of $45,000 that were not recurring in nature. The Company has also decided to cut back on its travel and recorded approximately $47,000 less of travel and entertainment for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

 Interest expense increased by approximately $57,000 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in the principal balance of the note from our CEO.

The net loss was $485,582 or $(.01) per share and $944,640 or $(.01) per share based on  81,892,352 weighted average shares outstanding for the three and six months ended June 30, 2014 as compared to a loss of $637,517 or $(.01) per share and $1,545,281 or $(.01) per share based on 81,892,352 weighted average shares outstanding for the three and six months ended June 30, 2013. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities decreased from $1,814,747 for the six months ended June 30, 2013 to $195,486 for the six months ended June 30, 2014. The decrease is primarily due to the decreased loss and increased collections on receivables in 2014 versus 2013. In addition, during the six months ended June 30, 2014 increased deferred revenues, increased current liabilities and decreased capitalized production costs contributed to lower cash flows used in operations.

Cash flows used for investing activities increased by approximately $63,000 from $10,280 for the six months ended June 30, 2013 to $73,141 for the six months ended June 30, 2014 manly due to the purchase of furniture for the new Los Angeles office.

Cash flows used by financing activities increased by $2,630,000 from a net cash inflow of $2,320,000 for the six months ended June 30, 2013 to a net cash outflow of $310,000 for the six months ended June 30, 2014. This is mainly due to the Company receiving net funds of $2,350,000 for the six months ended June 30, 2013 from our CEO.  For the six months ended June 30, 2014, the Company did not receive any funds related to financing activities and used $310,000 to pay down the note to our CEO and other notes payable and debt.

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

The Company is currently negotiating a deal for a variety of web series that it believes will generate revenues during the first quarter of 2015.  The Company intends to finance these productions through project-specific financing.  The Company also believes that it will have an increase in revenues from its Kids Clubs.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2013 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the six months ended June 30, 2014.

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

Other recent Accounting Standards Updates not effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on August 5, 2014, which have not been fully remediated as of the date of the filing of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 21, 2014.

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer