Form 10-Q
period 2014-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2014-11-19
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(305) 774-0407
(Registrant’s telephone number)

_________________________________________________________________
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

The number of shares of common stock outstanding was 81,892,352 as of November 18, 2014.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II — OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. REMOVED AND RESERVED	21

ITEM 5. OTHER INFORMATION	21

ITEM 6. EXHIBITS	21

Signatures
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Interactive Data Files

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	As of September 30, 2014	As of December 31, 2013

Current
Cash and cash equivalents	$409,974	$706,641
Prepaid Expenses	2,339	9,019
Receivables and current assets	112,203	79,389
Total Current Assets	524,516	795,049

Capitalized production costs	659,526	781,391
Property and equipment	84,491	23,474
Deposits	52,291	19,953
Total Assets	$1,320,824	$1,619,867

LIABILITIES
Current
Accounts payable	$146,521	$284,954
Other current liabilities	1,415,111	926,127
Accrued compensation	1,687,500	1,500,000
Debt	3,155,000	1,100,000
Loan from related party	3,005,767	4,382,623
Notes payable	300,000	335,000
Total Current Liabilities	9,709,899	8,528,704

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,243,270	1,243,270
81,892,352 issued and outstanding at September 30, 2014 and December 31, 2013
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
at September 30, 2014 and December 31, 2013
Additional paid in capital	25,529,289	25,529,289
Accumulated deficit	(38,166,803)	(36,682,439)
Total Dolphin Digital Media, Inc. Deficit	$(11,393,201)	$(9,908,837)
Non-controlling interest	3,004,126	3,000,000
Total Stockholders' Deficit	$(8,389,075)	$(6,908,837)
Total Liabilities and Stockholders' Deficit	$1,320,824	$1,619,867

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Production	$-	$5,950	$51,192	$793,130
Service	500,000	500,000	1,500,000	1,000,000
Membership	16,502	-	16,502	-
Total revenues	516,502	505,950	1,567,694	1,793,130

Expenses:
Direct costs	113,472	18,460	159,539	676,977
General and administrative	351,794	492,076	1,194,174	1,950,865
Payroll	414,703	280,262	1,216,108	794,258
Total Expenses	879,969	790,798	2,569,821	3,422,100

Loss from Operations	(363,467)	(284,848)	(1,002,127)	(1,628,970)

Other Income/Expense
Other income	-	13	-	47,943
Interest income	19	61	71	162
Interest expense	(172,151)	(156,656)	(478,183)	(405,846)
Total Other Income/Expense	(172,132)	(156,582)	(478,112)	(357,741)

Net Loss	$(535,599)	$(441,430)	$(1,480,239)	$(1,986,711)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,480,239)	$(1,986,711)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	12,832	6,641
Amortization of capitalized production costs	37,897	510,919
Impairment of capitalized production costs	113,472	-
Inventory writedown	-	7,968
Changes in operating assets and liabilities:
Increase in receivables and other current assets	(32,814)	(839,380)
Decrease in prepaid expenses	6,680	5,589
Increase in capitalized production costs	(29,504)	(289,206)
Increase in deposits	(32,338)	(11,000)
Increase in accrued compensation	187,500	187,500
Decrease in accounts payable	(138,433)	(157,117)
Increase in other current liabilities	488,986	120,020
Net Cash Used In Operating Activities	(865,961)	(2,444,777)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73,850)	(15,283)
Net Cash Used In Investing Activities	(73,850)	(15,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(35,000)	(45,000)
Proceeds from debt agreements	2,090,000
Advances from related party	-	2,600,000
Repayment to related party	(1,376,856)	(172,000)
Repayment of debt	(35,000)	-
Net Cash Provided by Financing Activities	643,144	2,383,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(296,667)	(77,060)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	706,641	282,675
CASH AND CASH EQUIVALENTS, END OF PERIOD	$409,974	$205,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$15,750	$9,526

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION:

The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, they include all adjustments (consisting only of normal occurring adjustments) considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that was filed with the SEC on August 15, 2014.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.  The unaudited condensed consolidated financial statements are presented on the accrual basis.

Dolphin Digital Media, Inc. (the “Company”), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company had no operations between inception and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007, the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media, Inc.

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

On May 21, 2012, we formed Dolphin Kids Clubs, LLC for the purpose of creating online kids clubs and own 75% interest in the entity. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 810-20, Dolphin Kids Clubs LLC is consolidated in our financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement.  Noncontrolling interest is presented as a separate component of shareholders’ equity.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the nine months ended September 30, 2014 of $ 1,480,239. As of September 30, 2014, the Company recorded an accumulated deficit of $38,166,803.  Further, the Company has inadequate working capital to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on a deal for a variety of digital projects.  As a result, it expects to derive income from its digital productions in the first quarter of 2015. The Company entered into Loan and Security Agreements subsequent to quarter end and received $500,000.  The Company expects to see an increase in revenues from membership to its kids clubs during the first quarter of 2015.  There can be no assurances that such income will be realized in future periods.

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

Other recent Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

For the nine months ended September 30, 2014 and 2013, revenues earned from web series were $51,192 and $793,130, respectively.   The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of $37,897 and $510,918 for the nine months ended September 30, 2014 and 2013.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred approximately $659,526 and $630,025 in capitalized production costs as of September 30, 2014 and December 31, 2013, respectively, associated with these scripts.  These projects are not yet in production.

 As of September 30, 2014 and December 31, 2013, respectively, the Company has total capitalized production costs of $659,526 and $781,391, net of accumulated amortization, tax incentives, recorded on its consolidated balance sheets. There were no liabilities associated with these productions as of September 30, 2014 and December 31, 2013.

During the quarter ended September 30, 2014, the Company impaired deferred capitalized production costs in the amount of $113,472 due to an assessment that ultimate revenues would be below those originally projected. Impairment was recorded to reduce the deferred production costs to fair value.

Receivables and Other Current Assets

The Company recorded $112,203 and $79,389 in receivables and other current assets on its consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.  These amounts were primarily comprised of receivables from the sale of licensing rights in foreign territories of its productions and a receivable from an agreement with a related party.  During the quarter and nine months ended September 30, 2014, the Company earned revenue from foreign sales in the amount of $0 and $51,192, respectively.

NOTE 5 — DEBT

 During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Kids Club. For the quarters ended September 31, 2014 and 2013, there were no significant revenues generated or costs incurred related to these Kids Clubs.  The Company made payments totaling $10,000 and $35,000, respectively, to one of the parties to these agreements during the three and nine months ended September 30, 2014.

During the year ended December 31, 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $895,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. During the year ended December 31, 2012, the Company entered into an additional Equity Finance Agreement with the same terms and received $105,000. Consequently, these Investors have contributed  total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues from the web series. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2014 and December 31, 2013.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of September 30, 2014 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of September 30, 2014 and $ 0 as of September 30, 2013.  The costs of all productions not completed have been capitalized and included in the Balance sheet as Capitalized production costs.

During the quarter ended September 30, 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $2,090,000 of a total $4,000,000 that the Company intends to borrow. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series). $340,000 of the amount received is from a related party. Subsequent to quarter end, the Company entered into additional Loan and Security Agreements for $500,000.  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015.  As of September 30, 2014, the Company recorded $17,185 as interest payable on its condensed consolidated balance sheets and $26,072 of interest expense on the condensed consolidated statement of operations related to these agreements.

The Company recorded $3,155,000 and $1,100,000, respectively, on its consolidated balance sheets as of September 30, 2014 and December 31, 2013, related to these agreements.

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

NOTE 6 — NOTES PAYABLE

Balance December 31, 2013	$335,000
Additions	-
Payments	(35,000)
Balance September 30, 2014	$300,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand. On the same day, the Company issued a payment in the amount of $14,612 and as of December 31, 2011 owed $90,000 on the Promissory Note.   The Company made principal payments in the amount of $35,000 and $10,000 during the nine and three months ended September 30, 2014.  In addition, the Company made interest payments of $6,863 during the nine months ended September 30, 2014.  As of September 30, 2014 and December 31, 2013, $0 and $35,000 respectively were outstanding on this note.

On July 5, 2012, the Company signed a promissory note in the amount of $300,000 that bears interest at 10% per annum and is payable on demand.  During the three and nine months ended September 30, 2014, the Company did not make any payment of principal or interest related to this note.

The Company expensed $7,908 and $8,885 and $23,714 and $26,997 for interest related to these notes for the three and nine months ended September 30, 2014 and 2013, respectively. Accrued interest related to these notes was $67,151 and $50,300 as of September 30, 2014 and December 31, 2013, respectively and was recorded as other current liabilities in its consolidated balance sheets.

NOTE 7 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three months and nine months ended September 30, 2014, the Company repaid $1,116,855 and $1,375,855 of principal to the CEO and expensed $95,392 and $307,003, respectively, as interest.  During the three and nine months ended September 30, 2013 the Company expensed $112,594 and $278,972, respectively as interest.    The Company recorded accrued interest of $724,301 and $417,298 on its consolidated balance sheets as other current liabilities as of September 30, 2014 and December 31, 2013, respectively.

NOTE 8— LICENSING AGREEMENT - RELATED PARTY

During the year ended December 31, 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the nine month periods ended September 30, 2014 and 2013, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to this agreement.

NOTE 9 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

            As of September 30, 2014 and December 31, 2013, the Company had 1,042,753 of preferred shares issued and outstanding. Each share of Preferred stock is convertible into four shares of common stock and do not have any voting rights.

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

As of September 30, 2014 and 2013, the Company had 81,892,352, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of September 30, 2014 and December 31, 2013, the Company recorded a noncontrolling interest of $3,004,126 and $3,000,000 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 10 — WARRANTS

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2014 is as follows:
		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2013	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2014	21,000,000	$0.17

On March 10, 2010, T Squared Investments, LLC was issued Warrant “E” for 7,000,000 shares of Dolphin Digital Media, Inc. (“DPDM”) at an exercise price of $0.25 per share with an expiration date of December 31, 2012.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to DPDM, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144. During the years ended December 31, 2010 and 2011, T Squared Investments LLC paid down a total of $1,625,000 and the current exercise price is $0.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the quarter ended September 30, 2014 to reduce the exercise price of the warrants. The Company recorded the fair value of the extension of the expiration period and the additional warrants as a deemed dividend as it was only offered to the preferred shareholders.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 67.8%, risk free interest rate of 32% and expected warrant life of 36 months.  The fair value was calculated as $93,019 for the new warrants and $93,016 for the extension of the expiration date of Warrant “E” and was recorded in additional paid in capital. T Squared Investments LLC may not exercise such warrant if post the exercise, T Squared Investments LLC would be above a 9.99% ownership level of the Company.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended September 30, 2014 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 11— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.  In addition, he will receive a signing bonus of $1,000,000 as consideration for entering into this agreement waiving any claim to compensation for services rendered prior to this agreement.   Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.   The Company accrued $1,687,500 and $1,500,000 of compensation as Accrued compensation and $293,573 and $175,120 of interest in Other current liabilities on its consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, in relation to this agreement.  For the three months ended September 30, 2014 and 2013, the Company expensed as interest $41,478 and $35,177 and for the nine months ended September 30, 2014 and 2013, the Company expensed $118,453 and $99,789 of interest related to this agreement.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the three and nine months ended September 30, 2014 and 2013, respectively, the Company recorded revenues in the amount of $500,000 and $500,000, and $1,500,000 and $1,000,000, related to this agreement.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Tax Filings

During the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.  The Company responded with a letter stating reasonable cause for the non-compliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012.  As of September 30, 2014 and December 31, 2013, $80,000 was accrued for these penalties in other current liabilities on the consolidated balance sheets. The Company has not received any other notifications related to these returns.

Binding Term Sheet

On July 14, 2011, the Company signed a binding term sheet with AJM Productions LLC (”AJM”) to license the right to distribute certain Dolphin content on AJM’s advertising-supported video-on-demand platform in the United States.  The Company has committed to producing between 4 and 6 original audiovisual works.  The Company did not have any revenues or incur any expenses related to this binding term sheet for the three and nine months ended September 30, 2014 and 2013.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs.  The contract is for an initial five year term and is automatically renewable with successive terms of three years.  Either party can terminate the agreement with written notice of at least 180 days prior to the expiration of initial term or subsequent terms.   Additionally, the organization may terminate the agreement with a 60 day written notice for any year that certain royalty milestones are not met as stipulated in the agreement.  The Company is responsible for the creation and marketing of the website and has agreed to pay the organization a license fee of $58,000 and $5.00 for each membership card sold.  During the six months ended June 30, 2013, the Company hired a third party to build the website at a cost of $90,000 payable pro rata over a twelve month period.  The Company has expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.     The Company incurred $0 and $45,000 in expenses for the nine months ended September 30, 2014 and 2013, respectively and $0 and $22,500 for the three months ended September 30, 2014 and 2013, respectively.

The Company recognized approximately $16,500 of revenue from its Kids Club business during the three and nine months ended September 30, 2014. No amounts were recognized in 2013.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of the increase in authorized shares, the Board of Directors has designated 10,000,000 shares of common stock for this plan, subject to the changes in capitalization described in Note 9.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the quarter ended September 30, 2014.

Lease

The Company entered into a sixty-two month lease for office space in Los Angeles, California.  The agreement is effective between June 1, 2014 and July 31, 2019.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.  During the three and nine months ended September 30, 2014, the Company incurred $13,746 and $54,984 of expenses related to this lease agreement.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into an agreement with an online platform to provide exclusive content to promote an upcoming web series.  The platform will pay the Company a minimum guarantee of $500,000 to run the content that must be delivered at least three weeks prior to the premiere of the series.

Subsequent to quarter end, the Company entered into additional Loan and Security Agreements for $500,000.  Pursuant to the terms of the agreement, the Company will pay 10% per annum on a monthly basis through August 31, 2015.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “believes,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; seasonality; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We disclaim any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

References in this Form 10-Q to “Company,” “we,” “us,” and “our,” are references to Dolphin Digital Media, Inc. and its consolidated subsidiaries, Hiding Digital Productions, LLC, Cybergeddon Productions, LLC and Dolphin Kids Clubs LLC.

Business Summary

  We are dedicated to the production of high-quality digital content. With the launch of Dolphin Digital Studios, we believe that we are at the forefront of the growing digital entertainment sector.  Dolphin Digital Studios, a division of the Company, is a producer of original, high quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.

While online video viewing for all major demographics has increased over the past several years, industry commentary has highlighted the potential of the “tween” and “teen/young adult” space online.  According to a study by the Kaiser Family Foundation, 8-18 year-olds devote an average of 7 hours and 38 minutes across a typical day, or more than 53 hours per week, to using entertainment media. We believe this creates a huge opportunity for quality content for this audience, which increasingly turns to the internet to source its entertainment options. Advertisers have taken notice, with leading digital-marketing research firm eMarketer estimating that online video ad spending (the fastest-growing advertising segment) will surpass $5 billion in the United States alone by 2014.

Management believes that these factors provide us an opportunity to be a “market leader” digital studio.

Dolphin Digital Studios

Dolphin Digital Studios is our digital entertainment division which creates original content to premiere online and has been our primary focus during the quarter ended September 30, 2014.  Substantially all of our operating income and expenses during the three and nine months ended September 30, 2014 were related to Dolphin Digital Studios.

We believe that Dolphin Digital Studios is a natural fit and progression in our core business —entertaining our customers through high-quality digital programming. Premium online video is the largest growth sector for online advertising, with market leaders such as Yahoo!, Hulu, Netflix, YouTube and AOL making major initiatives around original programming.

We target three distinct demographics for our  “web series” activities:

●	Tweens (roughly 9-14 years old);
●	Teens and Young Adults (roughly 14-24 years old); and
●	General Market (roughly 14-49 years old).

Each of these demographics will be served with different content, and we may have different distribution partners for each of these demographics.

We derive revenue primarily through the online distribution of web series produced and distributed by Dolphin Digital Studios.  These revenues are earned in three different ways:

Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project;

Advertising Revenue:  We are typically entitled to between 50-60% of all advertising revenue generated by our distribution partner from the online distribution of a particular web series; and

Sponsorship Revenue:  We generally retain between 70-100% of any product integration fees, or sponsorship revenues, associated with any of its web series.

Through Dolphin Digital Studios, we expect to produce several web series each year.  During the quarter ended September 30, 2014, we concentrated our efforts in identifying certain projects that we intend to produce for online distribution and negotiating strategic agreements with advertisers and platforms for the production and distribution of a variety of web series. We expect that some projects may be self-financed, while some projects will feature strategic and financial partnerships. We believe that this will allow us to have attractive project financing alternatives while developing our slate of programming. During 2011 and 2012 we secured financing for a slate of projects through Equity Finance Agreements in the aggregate amount of $1,000,000.   Funding received through these investments was intended to help finance the costs of certain web series. Pursuant to these agreements, we used the proceeds to invest in projects through January 1, 2013.  We are entitled to a producer’s fee, not to exceed $250,000 for each web series prior to any revenue sharing by investors.  Investors then share in the producer’s revenues up to 115% of their investment on a pro rata basis. To the extent producer’s revenues exceed 115% of their investment, investors will then be entitled to, on a pro rata basis, 50% of the revenues derived from these web series.   Based on the gross producers’ revenues to date, we are not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2014 and December 31, 2013. We have invested these funds in eleven projects. As of September 30, 2014, two of the productions were completed and there was immaterial producer gross revenue.  We expect to generate additional gross producer’s revenue subsequent to quarter end at which time the investors will receive their pro rata share of the revenue.

During the quarter ended September 30, 2014, we entered into various Loan and Security Agreements with individual investors totaling $2,090,000 of a total $4,000,000 that the Company intends to borrow. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series). $340,000 of the amount received is from a related party. Subsequent to quarter end, the Company entered into additional Loan and Security Agreements for $500,000.  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015.

Furthermore, we expect that the web series produced by Dolphin Digital Studios can be repackaged for distribution into “traditional media,” such as television and home video, on a worldwide scale, which we believe would significantly increase the revenue potential for any particular web series. Web series that migrate to traditional media outlets will also benefit from the pre-established track record and viewer base of those outlets. For distribution into these outlets, we intend to leverage our existing relationship with Dolphin Entertainment, a leading independent television producer and distributor, with a specialty in quality children’s and teen programming. Founded by our Chief Executive Officer in 1996, Dolphin Entertainment is an Emmy-nominated production and distribution company that has produced programming for Nickelodeon, Cartoon Network, and Canada’s Family Channel and currently distributes its children’s and teen programming into 300 million homes in over 100 countries.

Cybergeddon

During 2012, we partnered with Anthony Zuiker, the visionary creator of the CSI –Crime Scene Investigation franchise, his production company Dare to Pass, and Yahoo, Inc. a premier digital media company  to produce “Cybergeddon” a motion picture event which brings to life the growing threat of cybercrime.  True to his storytelling form, Mr. Zuiker engaged Norton by Symantec to leverage its technical credibility and security insights to help inform and guide the narrative.  We created twelve digital episodes in the Cybergeddon series of approximately eight to fifteen minutes in length. Cybergeddon was released September 25, 2012, through Yahoo’s global online distribution.

During 2013, the Cybergeddon production was nominated for three Streamy Awards and Missy Peregrym (Rookie Blue), the lead actress, won for Best Female Performance in a Drama. During the first quarter of 2014, Cybergeddon was packaged for home video sales.  Management expects future announcements relating to distribution partners for the tween and general market demographics.

Kids Clubs

In February 2012, we announced our entry into “Kids Clubs” or online websites to serve as destinations for entertainment and information. We seek to partner with established “brands” in the children’s space, and to expand each brand’s existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings, such as original web series, will serve to both increase audience through positive word of mouth and to increase engagement, or length of time on site.  Furthermore, we expect that the Kids Clubs will serve as the platform for sponsorship and other marketing opportunities, such as contests and sweepstakes and as strong marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

We believe that Kids Clubs will provide us the opportunity to capitalize on the combination of the following two consumer trends:

●	a greater number of children under the age of 18 having access to the internet (and most “own” their own devices – e.g. laptop computers, tablets, smartphones, etc.)

●	those children who have access to the internet spend an increasingly greater amount of time “online.”

Simply put, the internet has become the next generation’s “go to” destination for both entertainment and information.

Brands that are “offline” (those without a marketing presence over the internet) need to engage with their participants “online” (or marketed over the internet) or risk losing them altogether.  To build successful engagement with children and teenagers in the “real world” and offer them nothing (let alone an equivalent engagement opportunity) in the digital world is a tremendous lost opportunity.  For example, Little Leagues may exist for the enjoyment of children, but their websites are overwhelmingly only used by parents.  Similarly, non-profits may exist to provide enrichment and cultural opportunities for children, but their websites are seldom visited by the children they cater to.

In February 2012, we entered into an agreement with U.S. Youth Soccer to create the “US Soccer Clubhouse” website.  During 2012, we hired a third party to begin building the US Soccer Clubhouse website at an initial cost of approximately $125,000, the first $50,000 which was paid in 2012. The remaining payments are being made monthly over a period of two years.

On May 21, 2012, we entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the note holder agreed to convert $1,500,000 aggregate principal amount of its note into equity of Dolphin Kids Club, LLC and made additional capital contributions of $1,500,000 during the year ended December 31, 2012.  In exchange the note holder received a 25% membership interest in the newly formed entity.  We hold the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations. The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs, LLC has been consolidated in our consolidated financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of September 30, 2014 and December 31, 2013, we recorded a noncontrolling interest of $3,004,126 and $3,000,000, respectively, for the 25% interest in Dolphin Kids Clubs LLC.

In 2013, we entered into an agreement with a worldwide philanthropic organization to create an online Kids Club which promotes the organization’s philanthropic philosophy and encourages literacy in elementary school age children.  According to various studies, high school drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop-out of high school (a rate which increases to 10x for minority children). In the U.S., nearly 60% of fourth graders are not reading at their grade level. Our online kids club offers reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency.  We have also partnered with Scholastic Books to provide a Reading Oasis to schools that are sponsored by a donor.  Donors may sponsor a school for $10,000 which entitles each child in the school to receive an annual online kids club membership and a Reading Oasis for the school.  A Reading Oasis is a location in a school that is transformed into a reading room.  The Reading Oasis provides the school with hundreds of books (K-3), listening library, colorful bean bag chairs, a reading themed carpet, book cases, and a stereo listening center with four headphones. Pursuant to the terms of the agreement, we will share revenues derived from net memberships to the online kids club with the philanthropic organization.

           For the three and nine months ended September 30, 2014, we derived approximately $17,000 of revenues from the Kids Clubs and incurred immaterial direct costs.

We believe that we are uniquely positioned to offer these children’s organizations a real alternative.  Management has tremendous experience in building engaging websites for children, creating premium original online entertainment content.  Management believes that we will become the preferred partner for a variety of children’s organizations that have neither the time, financial resources or experience to provide online engagement for their participants but who see the value in doing so.

Management Experience

With the launch of Dolphin Digital Studios, we seek to leverage our management experience in creating high-quality entertainment, especially for children and young adults and capitalize on our relationship with Dolphin Entertainment, Inc. Founded in  1996 by our Chairman and Chief Executive Officer, Bill O’Dowd, Dolphin Entertainment is one of the world’s leading entertainment companies specializing in children’s and young adult live-action programming, with divisions dedicated to television production, feature film production and international distribution and merchandising and licensing. Dolphin Entertainment distributes its programs worldwide, with sales in over 100 countries (reaching almost 300 million homes) for its current children’s properties.

During 2013, we entered into an agreement with Dolphin Films, Inc. (a subsidiary of Dolphin Entertainment, Inc.), a related party, to provide management team and back office services.  Pursuant to the agreement, we will provide Dolphin Entertainment with a development team to source new project; production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases; an accounting and finance team to provide accounting services and tax compliance; legal support; and domestic and international sales and sales support.  We will also provide office space in Los Angeles and Miami.  We are paid an annual fee of $2.0 million for our services during the term of the agreement, which runs from April 1, 2013 through December 31, 2014.  We recorded $1.5 million in revenues related to this agreement for the nine months ended September 30, 2014 and $1 million for the nine months ended September 30, 2013.

Dolphin Entertainment License

We hold a multiyear exclusive licensing agreement with Dolphin Entertainment, Inc., a related party, owned by our Chief Executive Officer, which is currently set to expire in June, 2018. Under the license, we are authorized to use Dolphin Entertainment’s brand properties in connection with social networking sites.  The license requires us to pay Dolphin Entertainment royalties at the rate of fifteen percent of the net sales from the performance of the licensed activities.  As of September 30, 2014, we had not used Dolphin Entertainment’s brand properties and therefore no royalties were payable under the licensing agreement.

Results for the three and nine months ended September 30, 2014 and September 30, 2013

We recognized revenues of approximately $1,570,000 and $1,800,000 for the nine months ended September 30, 2014 and 2013, respectively and approximately $517,000 and $506,000 for the three months ended September 30, 2014 and 2013, respectively.  Revenues decreased primarily due to a decrease in revenues generated from our production Cybergeddon.  During the nine months ended September 30, 2013, we recorded revenues of approximately $793,000 related to licensing rights in foreign territories and production integration.  During the nine months ended September 30, 2014, approximately $51,000 was derived from these sources of revenue.  This decrease is part of the normal business cycle as the productions were completed during the year ended December 31, 2012 and revenues on a majority of the international territories were recognized during 2012 and 2013.  During the nine months ended September 30, 2014, we recorded service revenue of $1,500,000 related to an agreement with a related party and $1,000,000 was recorded from this source of revenue during the nine months ended September 30, 2013 as the agreement was effective April 1, 2013.  For the nine months ended September 30, 2014, we also recorded approximately $17,000 of membership revenues from the Kids Clubs.

We incurred direct costs mainly related to the amortization of capitalized production costs and the impairment of unamortized costs to fair value of one of our productions of approximately $160,000 and $677,000 for the nine months ended September 30, 2014 and 2013 and $113,000 and $18,000 for the three months ended September 30, 2014 and 2013.  Payroll costs increased by approximately $400,000 from $800,000 for the nine months ended September 30, 2013 to $1,200,000 for the nine months ended September 30, 2014 and by $130,000 from $280,000 for the three months ended September 30, 2013 to $410,000 for the three months ended September 30, 2014.  The increase is mainly due to Company increasing headcount by five people.

  General and administrative costs decreased by approximately $750,000 from $1,950,000 for the nine months ended September 30, 2013 to $1,200,000 for the nine months ended September 30, 2014 and by $140,000 from $490,000 for the three months ended September 30, 2013 to $350,000 for the three months ended September 30, 2014.  The decrease is mainly due to an overall decrease in the use of consultants of approximately $500,000.  During the nine months ended September 30, 2013, we paid a license fee of approximately $60,000, legal fees of $100,000 and web development costs of $70,000 that were not recurring in nature. We have also decided to cut back on travel and incurred approximately $70,000 less of travel and entertainment for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We recorded an increase for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 of approximately $45,000 in rent due to the new office space that was leased in June 2014 in Los Angeles and $55,000 in health insurance costs mainly related to the increase in personnel and higher premiums.

 Interest expense increased by approximately $70,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to an increase in the accrued compensation owed to our CEO.

The net loss was $535,599 or $(.01) per share and $1,480,239 or $(.02) per share based on 81,892,352 weighted average shares outstanding for the three and nine months ended September 30, 2014 as compared to a loss of $441,430 or $(.01) per share and $1,986,711 or $(.02) per share based on 81,892,352 weighted average shares outstanding for the three and nine months ended September 30, 2013. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Cash flows used in operating activities decreased from approximately $2,400,000 for the nine months ended September 30, 2013 to approximately $870,000 for the nine months ended September 30, 2014. The decrease is primarily due to the decreased loss and increased collections on receivables in 2014 versus 2013.  In addition, during the nine months ended September 30, 2014 increased current liabilities and decreased capitalized production costs contributed to lower cash flows used in operations.

 Cash flows used for investing activities increased by approximately $59,000 from $15,000 for the nine months ended September 30, 2013 to $74,000 for the nine months ended September 30, 2014 manly due to the purchase of furniture for our new Los Angeles office.

Cash flows provided by financing activities decreased by $1,750,000 from approximately $2,400,000 for the nine months ended September 30, 2013 approximately $650,000 for the nine months ended September 30, 2014.  This is mainly due to repayment of approximately $1,400,000 to our CEO during the nine months ended September 30, 2014.  We received approximately $2,000,000 during the nine months ended September 30, 2014 and $500,000 subsequent to quarter end from debt agreements entered into to finance a new digital project.  For the nine months ended September 30, 2013, we received additional funds in the amount of $2,600,000 from our CEO.

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2014, our accumulated deficit as of December 31, 2014, and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, financing at the subsidiary level and additional sales of its common stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital.

We are currently negotiating a deal for a variety of web series that we believe will generate revenues during the first quarter of 2015.  We intend to finance these productions through project-specific financing and have currently entered into loan and security agreements in the amount of $2.5 million. We also entered into an agreement with an online platform to provide exclusive content to promote an upcoming web series.  The platform will pay us a minimum guarantee of $500,000 to run the content that must be delivered at least three weeks prior to the premiere of the series.  We also believe that we will have an increase in revenues from our Kids Clubs.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2013 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the nine months ended September 30, 2014.

Recent Accounting Pronouncements

Recent accounting pronouncements that we have adopted or will be required to adopt in the future are summarized below.

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP (generally accepted accounting principles) revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning January 1, 2017, and can be applied either retrospectively or under a cumulative-effect transition method. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Other recent Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.         CONTROLS AND PROCEDURES

Management’s Report on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on August 5, 2014, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2014 as follows:

●
Our Board of Directors will review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring.  Based on this framework, the Board of Directors will implement controls as needed assuming a cost benefit relationship.   In addition, our Board of Directors will also evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework”  as it provides a means to apply internal control to any type of entity

●
Document all significant accounting policies and ensure that the accounting policies are in accordance with accounting principles generally accepted in the U.S. and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists, if necessary, to ensure that there is an independent verification of the accounting positions taken.

●
We will implement a higher standard for document retention and support for all items related to revenue recognition. All revenue arrangements that are entered into by us will be evaluated under the applicable revenue guidance and Management should document their position based on the facts and circumstances of each agreement.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no changes during the quarter ended September 30, 2014 in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on August 5, 2014

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION
1.01 Entry into a Material Agreement

Commencing on August 11, 2014, Dolphin Digital Media, Inc. (the “Company”) entered into six Loan and Security Agreements with individual lenders, pursuant to which the individual lenders agreed to provide the Company aggregate loan commitments of $2,090,000.  The Company is seeking to secure loan commitments for an additional aggregate $1,910,000 for a total of $4,000,000 of loan commitments.  Advances will be used (1) to contribute to the production budget of a specific web series; (2) for general corporate overhead and working capital and (3) for the establishment of the loan reserves described below.  As of September 30, 2014, the Company had been advanced the full $2,090,000 of the existing loan commitments.

Each of the loans initially mature on August 31, 2015, provided, however, that the Company has the option to extend the maturity date of each of the loans to August 31, 2016 upon notice to the respective investor. The loans accrue interest at a rate of 10% per annum, payable monthly until the initial maturity date.  Upon extension, the interest rate increases to 11.25% per annum.  Each Loan and Security Agreement requires the establishment of a loan reserve for the payment of interest to the individual investor, which average approximately [9%] of the total amount of the loan commitment.  The loans may be prepaid at any time and must be prepaid, in full or in part, on a pro rata basis, from (i) any payments, proceeds or other consideration received by the Company on account of or relating to the distribution or exploitation of the specific series or (ii) any insurance proceeds received by the Company in connection with the specific series.

Each loan is secured, pro rata to the total loan commitments received, by the all of the Company’s right, title and interest in and to revenues from the worldwide distribution and exploitation of the specific series funded by the lender, and to the Company’s interest in any insurance policies related to the production or distribution of the specific series. Each of the Loan and Security Agreements contain customary representations and warranties.  Pursuant to each of the Loan and Security Agreements, the occurrence of any of the following will constitute an "Event of Default": (i) the Company's failure to make (or cause to be made) any payments when the same are due; (ii) default in the due and timely observance or performance of any of the affirmative covenants, (iii) suspension by the Company of its business operations; (iv) the Company becoming insolvent, or filing for bankruptcy proceedings; or (v) the Company experiencing a Change of Control event.

In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series).

A form of the Loan and Security Agreement executed by each individual is attached as Exhibit 10.1.

The Company has no preexisting commercial relationship.

ITEM 6.  EXHIBITS

No.

10.1	Loan and Security Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 19, 2014.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer