Form 10-K
period 2014-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2015-04-15
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50621

DOLPHIN DIGITAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Florida	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.015 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,866,232

Indicate the number of shares outstanding of the registrant’s common stock as of April 14, 2015: 81,892,352.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS
FORM 10-K

PART I
ITEM 1.  BUSINESS.

Overview

Dolphin Digital Media, Inc. (“Dolphin”) is dedicated to the production of high-quality digital content.  Dolphin Digital Studios, a division of ours, is a producer of original, high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.  Dolphin has also partnered with US Youth Soccer Association, Inc, a nonprofit corporation (“US Youth Soccer”) and United Way Worldwide, a worldwide philanthropic organization, to develop online kids clubs for several organizations.

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

We expect to serve each of these demographics with different content, and we may have different distribution partners for each demographic.

Dolphin Digital Studios

Dolphin Digital Studios is our digital entertainment division which creates original content to premiere online and has been our primary focus during the year ended December 31, 2014.  Substantially all of our operating income and expenses during the twelve months ended December 31, 2014 were related to Dolphin Digital Studios. Dolphin Digital Studios is instrumental in producing, distributing and sourcing financing for our projects.

Production

Our in house development team is continuously reviewing scripts for projects that are directed at one of  our target demographics and that we believe we can produce within our normal planned budget range of $3.0 to $5.0 million.  Our budget typically includes costs associated with purchase of the script, production of the project and marketing of the project.  Occasionally, we will also hire writers to develop a script for an idea that we have internally.   From the selection provided by our development team,  our management reviews the scripts and evaluates them based on expected appeal to advertisers, talent we think we can attract, available budget for the production and available financing.  We normally purchase a variety of scripts which we hold for future use.  Not all scripts purchased will be produced.  Some scripts revert back to the writer if they are not produced during a contractually agreed upon timeframe.  During 2013 and 2014, we concentrated our efforts in identifying certain projects that we intend to produce for online distribution and acquired the rights to several scripts.

Once we have a stable of scripts, we present a variety of projects, based on these scripts, to online platforms such as Hulu, AOL, and Yahoo!.  The online platform will typically evaluate the project based on its estimation of potential demand, considering the genre or demographic to which they are looking to appeal.  Once a project is selected by the online platform, we enter into a distribution agreement with the online platform that outlines, among other things, our revenue share percentages (typically between 30% and 45%) and the length of time that the show will air on that online platform.  Based on agreements with the online platforms and advertisers, our management then makes the decision to “greenlight” or to approve, a project for production.

Once management greenlights a project, the pre-production phase including the hiring of a director, talent, various crew and securing locations to film begins.   We may become signatories to certain guilds such as Screen Actors Guild, Directors Guild of America and Writers Guild of America in order to allow us to hire directors and talent for our productions. We typically hire crew members directly, engage a production service company to provide us with, among other things, the crew, equipment and a production office or use a combination of the two alternatives.   Directors and talent are typically compensated a base amount for their work. In addition, directors and talent who are members of various guilds may receive remuneration from “residuals” that we pay to the various guilds based on the performance of our digital productions in ancillary markets. To better manage our upfront production costs, we sometimes structure our agreements with talent to allow them to participate in the proceeds of the digital project in exchange for reduced upfront fixed payments, regardless of the project’s success.

The decision of where to produce the project is oftentimes based on tax incentive programs implemented by many states and foreign countries to attract film production in their jurisdictions as a means of economic development.  These incentives normally take the form of sales tax refunds, transferable tax credits, refundable tax credits or cash rebates that are calculated based on a percentage spent in the jurisdiction offering the incentive.   The pre-production phase may take several months and is critical to the success of the project.

The length of time needed to film a web series varies by project but is typically between three and six weeks.  Once the filming is completed, the project will enter the post-production phase, which includes film and sound editing, and development of special effects, as needed.   Depending on the complexity of the work to be done, post-production may take from two to six months to complete.

In the last three years, we produced and distributed “Cybergeddon” in partnership with Anthony Zuiker, creator of CSI, “Hiding”, and were hired to provide production services for “Aim High” produced by a related party in conjunction with Warner Brothers.   These productions earned various awards including two Streamy Awards.

During the first quarter of 2015, we entered production of our web series, “South Beach - Fever,” a 90-minute soap opera set amidst dueling record companies on Miami Beach.  This web series is anticipated for release during the third quarter of 2015.  Other projects are currently being evaluated and we plan to greenlight at least one additional project to be produced during 2015.

Distribution

Our digital productions for advertiser supported video-on-demand (“AVOD”) platforms have premiered on online platforms such as Yahoo!.  Distribution agreements with online platforms are for a limited period, typically six months.  Once the contract expires, we have the ability to distribute our productions in ancillary markets such as through home entertainment, subscription video-on-demand (“SVOD”) (e.g. Netflix), pay television, broadcast television, foreign and other markets.  Our ability to distribute these productions in ancillary markets is typically based on the popularity of the project during its initial on-line distribution.

Financing

We have financed our acquisition to the rights of certain digital projects and productions through a variety of financing structures including Equity Finance Agreements and Loan and Security Agreements.  We have also secured advertising commitments of approximately $2.2 million, net of commissions that will be payable, for our “South Beach - Fever” web series and expect to secure additional advertisers once the production is completed.

Online Kids Clubs

Through our online kids clubs we seek to partner with various organizations to provide an online destination for entertainment and information for kids. Through online memberships established “brands” in the children’s space seek to to expand their existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings such as web series, we expect will serve to both increase audiences through positive word of mouth and to increase engagement, or length of time on site.  Furthermore, we expect that the online kids clubs will serve as a platform for sponsorship and other marketing opportunities, such as contests and sweepstakes and as strong marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

We believe that online kids clubs will provide us the opportunity to capitalize on the combination of the following two consumer trends:

●	a greater number of children under the age of 18 have access to the internet (and most “own” their own devices – e.g. laptop computers, tablets and smartphones)

●	those children who have access to the internet spend an increasing amount of time online.

Simply put, the internet has become the next generation’s “go to” destination for both entertainment and information.

Brands that are “offline” (those without a marketing presence over the internet) need to engage with their participants “online” (or marketed over the internet) or risk losing them altogether.  To build successful engagement with children and teenagers in the “real world” and offer them nothing (let alone an equivalent engagement opportunity) in the digital world is a tremendous lost opportunity.  For example, Little Leagues may exist for the enjoyment of children, but their websites are overwhelmingly only used by parents.  Similarly, non-profits may exist to provide enrichment and cultural opportunities for children, but their websites are seldom visited by the children they serve.

In 2013, we entered into an agreement with United Way Worldwide  to create an online kids club which promotes the organization’s philanthropic philosophy and encourages literacy in elementary school age children.  According to various studies, high school drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop out of high school (a rate which increases to 10x for minority children). In the U.S., nearly 60% of fourth graders are not reading at their grade level. Our online kids club offers reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency. We have also partnered with Scholastic Books to provide to schools sponsored by a donor, a location in the school that is transformed into a reading room (the “Reading Oasis").

 Donors may sponsor a school for $10,000 which entitles each child in the school to receive an annual online kids club membership and entitles the school to receive a Reading Oasis. The Reading Oasis provides the school with hundreds of books (K-3), colorful bean bag chairs, a reading themed carpet, book cases, a listening library, and a stereo listening center with four headphones.  Pursuant to the terms of the agreement, we will share revenues derived from memberships to the online kids club with United Way Worldwide.

In 2012, we entered into an agreement with US Youth Soccer to create, design and host the US Youth Soccer Clubhouse website aimed at attracting members such as individuals, US Youth Soccer State Associations and members of such State Associations. Pursuant to the terms of the agreement, we will share revenues derived from such memberships with US Youth Soccer.

We operate our kids club activities through our subsidiary, Dolphin Kids Club LLC.  We own 75% of Dolphin Kids Club LLC and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club LLC and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, Inc. (Dolphin Films), an entity directly owned by our CEO, in which we agreed to provide management team and back office services through December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, in addition to legal support and domestic and international sales support.  We also provided office space in Los Angeles and Miami.  For the years ended December 31, 2014 and 2013, respectively, we recorded revenues in the amount of $2.0 million and $1.5 million, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015, as the specific projects for which our services were engaged were completed.

Intellectual Property

We seek to protect our intellectual property through trademarks and copyrights.  We currently hold three trademarks for Cybergeddon and two copyrights for each of Cybergeddon and Hiding.

Competition

The business in which we engage is highly competitive.  We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities.  Our primary business operations are subject to competition from other digital media production companies as well as from large, well established companies within the entertainment industry that have significantly greater development, production, and distribution and capital resources than us.  We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our digital productions compete for audience acceptance and advertising dollars.

Given this highly competitive business, our business model is focused on providing high-quality entertainment at a lower production budget.  We intend to achieve this by relying on innovative financial structures, partnering with well established brands for production content and lowering overhead cost structure.

Customers

During 2013 and 2014, we depended on a single customer for the majority of our revenues. On April 1, 2013, we entered into an agreement with Dolphin Films, pursuant to which we provided management team and back office services to Dolphin Films.  For the years ended December 31, 2014 and 2013, respectively, we recorded service revenues in the amount of $2.0 million and $1.5 million, related to this agreement. These amounts represented, respectively, 97% and 65% of our total revenues for the years ended December 31, 2014 and 2013. The agreement expired on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

Employees

As of April 13, 2015 we have 20 full-time employees in our operations. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital projects.

Regulatory Matters

Our online kids clubs programs which are aimed at elementary school age children are subject to laws and regulations relating to privacy and child protection. Through our online kids clubs we may monitor and collect certain information about the child users of these forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children's Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual's personally identifiable information (e.g., credit card numbers).

We are also subject to state and federal work and safety laws and disclosure obligations, under the jurisdiction of the U.S. Occupational Safety and Health Administration and similar state organizations.

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.  We also have an office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California, 90024.

Availability of Reports and Other Information

Dolphin Digital Media, Inc. was first incorporated in the State of Nevada on March 7, 1995 and was domesticated into the State of Florida on December 3, 2014.   Our principal executive offices are located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134.  Our corporate website is www.dolphindigitalmedia.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to our Business and Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

For each of the years ended December 31, 2014 and 2013, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended December 31, 2014 and 2013 and our levels of working capital as of December 31, 2014 and 2013.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of its common stock; however, there can be no assurance that we will be successful in raising any necessary additional capital.  If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and as a result may not be able to continue as a going concern.

We have a history of operating losses and may continue to incur operating losses.

We have a history of operating losses and may be unable to generate sufficient revenue to achieve profitability in the future.  For the fiscal year ended December 31, 2014, our operating losses were $1,873,505.  Our accumulated deficit was $38,560,694 at December 31, 2014.  Furthermore, we do not anticipate having an operating profit in 2015.  Our ability to generate operating profit in the future will depend on our ability to successfully produce and commercialize multiple web series, as no single project is likely to generate sufficient revenue to cover our operating expenses.  If we are unable to generate an operating profit at some point, we will not be able to meet our debt service requirements or our working capital requirements.  As a result we may need to (i) issue additional equity, which could dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

The agreement with our CEO from which we derived the majority of our revenues in 2013 and 2014 expired on December 31, 2014 and was not renewed.

For the years ended December 31, 2013 and 2014 the majority of our revenues were derived from production management and back office services to Dolphin Films, an entity directly owned by Mr. O’Dowd. This agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  If we are unable to generate sufficient revenues from other sources during 2015, the loss of this related party transaction will have a material negative impact on our cash flows and could result in us significantly reducing our operations, selling additional equity to fund operations or ceasing operations. Our business requires a substantial investment of capital and failure to access sufficient capital while awaiting delayed revenues will have a material adverse effect on our results of operation.

The production, acquisition and distribution of a digital production require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions.  We do not have a traditional credit facility with a financial institution on which to depend for our liquidity needs and a time lapse may require us to fund a significant portion of our capital requirements through related party transactions with our CEO or other financing sources.  There can be no assurance that any additional financing resources will be available to us as and when required, or on terms that will be acceptable to us. Our inability to raise capital necessary to sustain our operations while awaiting delayed revenues would have a material adverse effect on our liquidity and results of operations.

We may be unable to recoup our investments in digital projects.

Similar to others in the entertainment industry, we purchase scripts and project ideas for which we have no current production plans and for which we have not identified a potential distributor.  In 2011 and 2012, we purchased scripts for eleven digital projects related to a particular financing structure. We currently have nine projects that have not been developed with a total cost of $468,000. As of December 31, 2014, we have not identified a distributor or sufficient advertisers who are interested in the development and distribution of those digital projects. If we are unable to generate interest in the nine projects, then the costs incurred to purchase those scripts will be written off, which will adversely affect our results of operations.

Delays, cost overruns, cancellation or abandonment of the completion or release of our digital web series may have an adverse effect on our business.

There are substantial financial risks relating to production, completion and release of digital films or series.  Actual film costs may exceed their budgets and factors such as labor disputes, unavailability of a star performer, equipment shortages, disputes with production teams or adverse weather conditions may cause cost overruns and delay or hamper film completion. We are typically responsible for paying all production costs in accordance with a budget and received a fixed producer’s fee for our services plus a portion of any project income, however to the extent that delays, failure to complete projects or cost overruns result in us not completing the film or series within budget, there may not be enough funds left to pay us our producer’s fee, to generate any project income or complete the project at all.  If this were to occur, it would significantly and adversely affect our revenue and results of operations.

We have identified material weaknesses in our internal controls over financial reporting and our ability to both timely and accurately report our financial results could be adversely affected.

In connection with the preparation of our financial statements for the years ended December 31, 2014 and 2013, we identified several material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2014, we concluded that our internal control over financial reporting was not effective due to the following material weaknesses:

● Design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls:

●	The Board of Directors does not maintain minutes of its meetings.
●	There is no documented fraud risk assessment or risk management oversight function.
●	There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.
●	There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.
●	There is no documented process to monitor and remediate deficiencies in internal controls.

● Inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:

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

● Inadequate segregation of duties within the accounting process, including the following:

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

While we have taken a number of remedial actions to address these material weaknesses, we cannot predict the outcome of our remediation efforts at this time. Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the SEC.

We rely on third party relationships with online digital platforms for our advertising revenue and we may be unable to secure such relationships.

We anticipate entering into distribution agreements containing revenue share provisions with online digital platforms to distribute our digital productions.  Pursuant to these revenue share provisions, we will earn a portion of advertising revenues once our digital productions are distributed online.  If we fail to secure such relationships with online digital platforms, we will not be able to earn advertising revenues from our digital projects, which could have a material adverse effect on our liquidity and results of operations.

We may be unable to attract or retain advertisers, which could negatively impact our results of operation.

Typically, online digital platforms are responsible for securing advertisers and, as such, our ability to earn advertising revenues would depend on their success in doing so.  However, at times we have, and may continue to, proactively secure advertising commitments against anticipated web series.  Our ability to retain advertisers is contingent on our ability to successfully complete and deliver online projects which are commercially successful, which we may fail to do.  Advertising revenues could also be adversely impacted by factors outside our control such as failure of our digital productions to attract our target viewer audiences, lack of future demand for our digital productions, the inability of third party online digital platforms to deliver ads in an effective manner, competition for advertising revenue from existing competitors or new digital media companies, declines in advertising rates, adverse legal developments relating to online advertising, including legislative and regulatory developments and developments in litigation.  The existence of any of these factors could result in a decrease of our anticipated advertising revenues.

Our kids clubs depend on sponsorship donations to generate revenue.

We generate revenues from our online kids clubs through a portion of the sale of memberships to various donors.  Donors typically sponsor a school for $10,000 which entitles each child in the school to receive an annual online kids club membership and entitles the school to receive a Reading Oasis. Receipt of sponsorship donations are unpredictable and depend on a number of factors such as our ability to successfully brand, market and implement the online kids clubs as well as local and international business and economic conditions.

Our CEO owns approximately 54% of our outstanding share capital and his interests may be different from yours.

As of December 31, 2014, our CEO, Mr. O’Dowd beneficially owned approximately 54% of our outstanding share capital. Consequently, Mr. O’Dowd has substantial influence over our business, including election of directors, declaration of dividends and decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and other significant corporate actions.  It is possible that Mr. O’Dowd may act in a manner that advances his best interests but may not be aligned with your interests or the best interests of the Company.

Risks Related to the Industry

We have and may in the future be adversely affected by union activity.

We retain the services of actors who are covered by collective bargaining agreements with Screen Actors Guild – American Federation of Television and Radio Artists (“SAG-AFTRA”) and we may also become signatories to certain guilds such as Directors Guild of America and Writers Guild of America in order to allow us to hire directors and talent for our productions.   Collective bargaining agreements are industry-wide agreements, and we lack practical control over the negotiations and terms of these agreements. In addition, our digital projects fall within SAG-AFTRA’s definition of “new media”, which is an emerging category covered by its New Media and Interactive Media Agreements for actors.  As such, our ability to retain actors is subject to uncertainties that arise from SAG-AFTRA’s administration of this relatively new category of collective bargaining agreements.  Such uncertainties have resulted and may continue to result in delays in production of our digital projects.

In addition, if negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the union could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns or work stoppages or the possibility of such actions could result in delays in production of our digital projects. We could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms.  Depending on their duration, union activity or labor disputes could have an adverse effect on our results of operations.

The popularity and commercial success of our digital productions are subject to numerous factors, over which we may have limited or no control.

The popularity and commercial success of our digital productions depends on many factors including, but not limited to, the key talent involved, the timing of release, the promotion and marketing of the digital production, the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, the genre and specific subject matter of the digital production, its critical acclaim and the breadth, timing and format of its initial release. We cannot predict the impact of such factors on any digital production, and many are factors that are beyond our control. As a result of these factors and many others, our digital productions may not be as successful as we anticipate, and as a result, our results of operations may suffer.

We may be unable to consistently create and distribute filmed entertainment that meets the changing preferences of our consumers.

Changing consumer tastes affect our ability to predict which digital productions will be popular with web audiences. As we invest in various digital projects, stars and directors, it is highly likely that at least some of the digital projects in which we invest will not appeal to our target audiences. If we are unable to produce web content that appeals to our target audiences the costs of such digital productions could exceed revenues generated and anticipated profits may not be realized. Our failure to realize anticipated profits could have a material adverse effect on our results of operations.

The creation of content for the entertainment industry is highly competitive and we will be competing with companies with much greater resources than we have.

The business in which we engage is highly competitive. Our primary business operations are subject to competition from companies which, in many instances, have greater development, production, and distribution and capital resources than us. We compete for the services of writers, producers, directors, actors and other artists to produce our digital content. In addition, larger companies have a broader and more diverse selection of scripts than we do, which translates to a greater probability that they will be able to more closely fit the demands and interests of advertisers than we can.  Such competition for the industry’s talent and resources may have an effect on our ability to acquire and produce product.

Others may assert intellectual property infringement claims or liability claims for media content against us which may force us to incur substantial legal expenses.

There is a possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed digital web series, stories, characters, other entertainment or intellectual property.   In addition, as a distributor of media content, we may face potential liability for such claims as defamation, invasion of privacy, negligence or other claims based on the nature and content of the materials distributed.  If successfully asserted, our insurance may not be adequate to cover any of the foregoing claims.  Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our operating results.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and distribution arrangements with companies for limited durations. Unauthorized parties may attempt to copy aspects of our intellectual property or to obtain and use property that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to steal our intellectual property. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business and results of operations.

Our online activities are subject to a variety of laws and regulations relating to privacy and child protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our projects and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). Many foreign countries have adopted similar laws governing individual privacy, including safeguards which relate to the interaction with children. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

Risks Related to our Common Stock

Future equity issuances could result in dilution of your investment and a decline in our stock price.

We may need to raise additional capital in the near term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. Such issuance of additional securities would dilute the equity interests of our existing shareholders, perhaps substantially, and may cause our stock price to decline.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action which may be costly.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, for as long as we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our common stock is quoted only on the OTC Bulletin Board, which has and may continue to have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  Since January 1, 2015, we have recorded only 10 days of trading on our common stock, resulting in an illiquid market available for existing and potential shareholders to trade shares of our common stock.  The quotation of our shares on the OTC Bulletin Board may continue to result in an illiquid market available for existing and potential stockholders to trade shares of our common stock and depress the trading price of our common stock, and may have a long-term adverse impact on our ability to raise capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

      None.

ITEM 2. PROPERTIES.

As of the date of this report, we do not own any real property.  We lease 3,332 square feet of office space located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134, at a monthly rate of $5,388 with annual increases. In 2012, we opened an additional office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California 90024 and currently lease 4,582 square feet of office space at a monthly rate of $13,746 with annual increases of 3% for years 1to 3 and 3.5% for the remainder of the lease.   We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

           We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock was traded on the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol “DPDM.OB” from November 2, 2006 to November 29, 2012.  Pursuant to NASD Rule 6530(c), effective November 29, 2012, our securities were removed from quotation on the OTCBB for not meeting our reporting requirements three times in a 24 month period.  Our shares are currently quoted on the “pink sheets” of the over the counter market under the symbol “DPDM”.  We became current in our filings beginning with the quarterly report on Form 10-Q for the quarter ended June 30, 2014 filed on August 21, 2014 with the Securities and Exchange Commission(the “SEC”).   The high and low bid information for each quarter since January 1, 2013, as quoted on the OTC, is as follows:

Quarter	High Bid	Low Bid

Fourth Quarter 2014	$.08	$.02
Third Quarter 2014	$.08	$.04
Second Quarter 2014	$.08	$.06
First Quarter 2014	$.14	$.06

Fourth Quarter 2013	$.07	$.05
Third Quarter 2013	$.09	$.02
Second Quarter 2013	$.06	$.02
First Quarter 2013	$.15	$.03

The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.  Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The trading volume for our common stock is relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for our existing shareholders or for persons who may acquire our common stock in the future.

Holders of our Common Stock

As of April 14, 2015, an aggregate of 81,892,352 shares of our common stock were issued and outstanding and were owned by approximately 266 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the near future.

Equity Compensation Plan Information

On September 7, 2012, our Board of Directors approved an Incentive Compensation Plan.  The plan was adopted as a means of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  The Board of Directors has designated 10,000,000 shares of common stock for this plan.  No awards were issued during the years ended December 31, 2014 and 2013 related to this plan.

ITEM 6.  SELECTED FINANCIAL DATA

      Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the notes thereto, which are included elsewhere in this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content.  In partnership with US Youth Soccer and United Way Worldwide, we also seek to develop online kids clubs.

Revenues

During 2013 and 2014, we derived revenue through (1) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division, (2) the provision of production management and back office services to Dolphin Films, an affiliated entity, and (3) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
Revenues:	2014	2013
Production and distribution	2.5%	35.0%
Service	97.0%	65.0%
Membership	0.5%	-
Total revenue	100.0%	100.0%

Dolphin Digital Studios

As demonstrated in the table above, during 2013 and 2014 our primary sources of revenue were from  i) production of management and back office services provided to Dolphin Films, an entity directly owned by Mr. O’Dowd, and (ii) the online distribution of web series produced and distributed by Dolphin Digital Studios.  The agreement with an entity directly owned by Mr. O’Dowd ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  Consequently, we will not generate any revenues for these types of services in 2015. We currently anticipate that our future revenue will be generated from the following sources:

●
Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.  During 2013 and 2014, we did not produce any digital content and instead, concentrated our efforts in identifying and acquiring the rights to certain properties that we intend to produce for online distribution. Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.  With respect to “South Beach – Fever” we will earn the producer’s fee upon delivery of the project to the online distributor.  During 2015, we expect to generate producer’s fees from at least one web series, “South Beach – Fever”.

●
Initial Distribution/Advertising Revenue:  As we begin producing web series, we expect we will be able to earn revenues from the distribution of online content on AVOD platforms.  Distribution agreements contain revenue share provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and currently have an agreement to distribute our upcoming web series “South Beach - Fever” through Hulu.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and SVOD.  For the years ended December 31, 2014 and 2013, we derived revenue in ancillary markets from the distribution of projects that were completed in 2012 in the amount of $0.05 million and $0.8 million, respectively.

●
Sponsorship Revenue:  As a producer, we will generally be eligible to retain between 70% and 100% of any product integration fees or sponsorship revenues, associated with any of our web series.  We derived revenues form sponsorship agreements during the year ended December 31, 2012.  In 2013, we hired consultants to source partners for sponsorships in our web series business.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO in which we agreed to provide management team and back office services until December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   We also provided office space in Los Angeles and Miami. For the years ended December 31, 2014 and 2013, respectively, we recorded revenues in the amount of $2.0 million and $1.5 million, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

Online Kids Clubs

We have partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We share in a portion of the membership fees as outlined in our agreements with the various entities.  For the years ended December 31, 2014 and 2013, we derived revenues of $0.02 million and $0.0 million, respectively, from online kids clubs.  We operate our online kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

Expenses

Our expenses consist primarily of (1) direct production costs, (2) general and administrative expenses and (3) payroll expenses.

Direct production costs include amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production.  Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the digital production in certain ancillary markets.

General and administrative expenses include all overhead costs except for payroll that is reported as a separate expense item.  Included within general and administrative expenses are the commissions that we pay our advertising and distribution brokers, which can range up to 25% of the distribution and advertising revenue that we receive.

Other Income and Expenses

Other income and expenses consist primarily of interest payments to our CEO in connection with loans that he made to the Company and interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content.

RESULTS OF OPERATIONS

Year ended December 31, 2014 as compared to year ended December 31, 2013

Revenues

For the year ended December 31, 2014, we generated revenue from (1) the production and distribution of online digital content, (2) the provision of production management and back office services to Dolphin Films, an affiliated entity, and (3) a portion of fees obtained from the sale of memberships to online kids clubs.  By comparison, during the year ended December 31, 2013 we generated revenue from (1) the production and distribution of online digital content and (2) the provision of production management and back office services to Dolphin Films, an affiliated entity.  Although we invested in the development of the online kids club programs during 2013, we did not generate any revenue during this period from such products.  Furthermore, as stated above, the agreement to provide production management and back office services ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

	For the year ended December 31,
Revenues:	2014	2013
Production and distribution	$51,192	$793,880
Service	2,000,000	1,500,000
Membership	19,002	-
Total revenue	$2,070,194	$2,293,880

Revenues from production and distribution decreased by $0.7 million for the year ended December 31, 2014.  As we did not produce any web series during 2013 and 2014, the production and distribution revenues derived during 2013 and 2014 were for the sale of our 2012 productions, Hiding and Cybergeddon to ancillary markets. The decrease in sales is part of the normal “life cycle” of productions.  During the first quarter of 2015, we began production of our web series titled “South Beach - Fever” that we anticipate will be distributed during the third quarter of 2015.  We currently have advertising commitments of approximately $2.2 million, net of commissions that will be payable, for this project and expect to secure additional advertisers once the production is completed.

Expenses

For the years ended December 31, 2014 and 2013, our primary operating expenses were direct production costs, general and administrative expenses and payroll expenses.

	For the year ended December 31,
Expenses:	2014	2013
Direct production costs	$159,539	$683,032
General and administrative	1,533,211	2,393,940
Payroll	1,630,369	1,163,831
Total expenses	$3,323,119	$4,240,803

Direct production costs decreased by $0.5 million for the year ended December 31, 2014 as compared to the prior year.  We amortize capitalized production costs using the individual film forecast method that uses a ratio of actual revenues over ultimate revenues expected for the production.  The amortization of the web series produced in 2012 mostly took place over 2012 and 2013.  The 2014 expense includes $0.1 million of impaired deferred production costs to record the asset at fair value.

General and administrative expenses decreased by $0.9 million for the year ended December 31, 2014 as compared to the prior year.  This decrease was mainly due to a decrease in professional fees of approximately $0.7 million, related to consultants used in our web series business to source partners for sponsorship in a production and to develop new business initiatives, public relations consultants, investor relations consultants and additional consulting and audit fees to restate our financial statements for the years ended December 31, 2011 and 2010.   During 2014, we reduced the amount of travel by approximately $0.07 million mainly as a result of scheduling more meetings via internet sites.  Web development costs decreased by approximately $0.1 million for the year ended December 31, 2014 as compared to the prior year, when such costs were incurred to develop the online kids clubs.

Payroll expenses increased by approximately $0.5 million for the year ended December 31, 2014 as compared to the prior year, mostly due to a full year expense for several employees hired during the third and fourth quarter of the year ended December 31, 2013.

Other Income and expenses

	For the year ended December 31,
Other Income and expenses:	2014	2013
Other income	$40,000	$47,943
Interest expense	(660,580)	(562,670)
Total	$(620,580)	$(514,727)

During the year ended December 31, 2014, the Company determined that the statute of limitations for penalties to be assessed for not filing 2008 and 2009 information returns with the Internal Revenue Service on a timely basis had expired.  As such, the Company recorded $40,000 of other income from the release of penalty accruals related to these tax filings.

During the year ended December 31, 2013, the Company recorded $47,943 of other income due to the favorable settlement of a payable to a vendor.  Interest expense increased by approximately $0.1 million due to interest paid on Loan and Security Agreements.

Net Loss

Net loss was approximately $1.9 million or $(0.02) per share for the year ended December 31, 2014 based on 81,892,352 weighted average shares outstanding as of December 31, 2014 and approximately $2.5 million or $(0.03) per share for the year ended December 31, 2013 based on 81,892,352 weighted average shares outstanding as of December 31, 2013.  The decrease in net loss between the years ended December 31, 2014 and 2013 was related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities decreased by approximately $0.4 million from approximately $1.8 million for the year ended December 31, 2013 to approximately $1.4 million for the year ended December 31, 2014.  This decrease was mainly due to the use of funds related to capitalized production costs decreasing by approximately $0.2 million from approximately $0.3 million for the year ended December 31, 2013 to approximately $0.1 million for the year ended December 31, 2014.  This decrease was related to costs incurred for the two web series we produced and released during 2012.  In addition, we increased our cash by approximately $0.4 million mainly due to withholding of our payments on interest accrued for loans and compensation to our CEO. This was offset by $0.6 million decrease in cash derived from current assets due to a receivable from a related party that was paid during the first quarter of 2015.

Cash flows used in investing activities increased by approximately $0.06 million from $0.02 million in 2013 to $0.08 million in 2014 mainly due to office furniture purchased for the new office opened in Los Angeles, California during 2014.

Cash flows from financing activities decreased by approximately $1.3 million from approximately $2.2 million for the year ended December 31, 2013 to approximately $0.9 million for the year ended December 31, 2014. During 2014, we received approximately $2.9 million from Loan and Security Agreements.  This was offset by a net repayment during 2014 of $1.9 million to our CEO for loans totaling $2.3 million that were made by him during 2013.

 As of December 31, 2014 and 2013, we had cash of approximately $0.2 million and approximately $0.7 million, respectively, and a working capital deficit of approximately $9.6 million and approximately $7.7 million, respectively.

As discussed earlier, we entered into an agreement with an Dolphin Films, an entity directly owned by our CEO, to provide management team and back office services for the period April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  For the years ended December 31, 2014 and 2013, respectively, we recorded revenues in the amount of $2.0 million and $1.5 million, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  The termination of this agreement will materially decrease our liquidity in 2015.  We expect to generate revenues and cash flows from our other sources of revenue, including the production and distribution of at least one web series in 2015,  to offset the deficiency.

We intend to borrow funds from our CEO and other lenders through Loan and Security Agreements to produce the web series, “South Beach - Fever”.

Financing Arrangements

During 2011 and 2012, we secured financing for a slate of projects through Equity Finance Agreements in the amount of $1.0 million. Pursuant to the terms of the agreements, we were permitted to invest in projects through December 31, 2012.  These funds were allocated across eleven projects.  Lenders are entitled to receive, from the producers’ gross receipts generated by each of the eleven projects, (i) first, a return of their principal, (ii) second, a preferential return of 15% of their principal and (iii) third, a 50%  split of any additional producers’ gross receipts (with the Company receiving the other 50%).  The agreement defines “producers’ gross receipts” as the net profit of the production after all costs have been paid and after the actors and others have been paid their pro rata share of any subsequent revenue.  Each of the agreements provides that the Company is entitled to earn a producer’s fee of up to $250,000 per production which is considered part of the expenses of the project and paid prior to calculation of the producers’ gross receipts.

Based on the gross producers’ revenues through December 31, 2014, we are not required to pay the lenders any amount in excess of the existing liability already recorded as of December 31, 2014.  Two of the productions were completed as of December 31, 2014 and there was immaterial producer gross receipts generated as defined in the Equity Finance Agreements as of December 31, 2014.  To the extent that we generate additional gross producer revenues subsequent to year end, the lenders would be entitled to receive their pro rata share of such revenue.

During the year ended December 31, 2014, we entered into various Loan and Security Agreements with individual investors totaling $2.9 million to finance the production of our new web series South Beach-Fever. In connection with the execution of each of the Loan and Security Agreements, we granted each individual lender the right to participate in the future profit generated by the series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) in proportion to their loan commitment over the aggregated loan commitment received to finance the series. Subsequent to year end, weentered into additional Loan and Security Agreements for $0.1 million.  The loans earn interest of up to 12% annually and are payable monthly through August 31, 2015.

During 2012, we entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the note holder agreed to convert $1.5 million aggregate principal amount of its note into equity of Dolphin Kids Club LLC and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  In exchange the note holder received a 25% membership interest in the newly formed entity.  We hold the remaining 75% and, thus, controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses online kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs LLC has been consolidated in our consolidated financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of December 31, 2014 and 2013, we recorded a noncontrolling interest of $2,995,249 and $3,000,000, respectively, for the 25% interest in Dolphin Kids Clubs LLC.

Going Concern

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2014 and 2013, our accumulated deficit as of December 31, 2014 and 2013 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, project-specific financing and additional sales of our common stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs, and also periodically results in an impairment requiring a write-down of the capitalized production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations.  For the year ended December 31, 2014, we impaired approximately $0.1 million of capitalized production costs.  There were no impairments for the year ended December 31, 2013.

Revenue Recognition

In general, we record  revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured. We recognize monthly and annual subscription revenues over the service period. Advertising revenue is recognized over the period the advertisement is displayed.

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

Revenue from web series are recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a contract with a buyer for the web series exists, the web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series, the fee is determinable and collection of the fee is reasonable. On occasion, we may enter into agreements with third parties for the co-production or distribution of a web series. We may also enter into agreements for the sponsorship or integration of a product in a web series production. Revenue from these agreements will be recognized when the web series is complete and ready to be exploited.  In addition, the advertising revenue is recognized at the time advertisements are shown when a web series is aired. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10K.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  Such forward-looking statements include our expectations or beliefs regarding:

(1)	our ability to successfully produce and distribute the web series, “South Beach - Fever”, as well as other high quality online entertainment in the future, and the impact of such on our revenue;
(2)	our ability to realize anticipated revenue of $2.2 million, net of commissions payable, from our existing advertising commitments and to secure advertising commitments in the future;
(3)	the growth potential of the digital entertainment market, in general, and for quality digital content in particular;
(4)	our ability to deliver content that will appeal to our target demographics, and to increase audiences and engagement online;
(5)	the potential of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue; and
(6)	our ability to generate revenues from producer’s fees, distribution fees and sponsorships, sufficient to maintain our liquidity position.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

(1)	unpredictability of the commercial success of our “South Beach – Fever” web series and future web series;
(2)	economic factors that affect advertising revenue generally and in the online industry specifically;
(3)	continuing industry demand for high-quality online digital entertainment and the pricing that producers are able to obtain for such content;
(4)	our ability to identify, produce and develop online digital entertainment that meets the industry demand;
(5)	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms; and
(6)	availability of capital and financing under favorable terms to fund our digital projects and operations.

Any forward-looking statements, which we make in this Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.  The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to our forward-looking statements as a result of being a penny stock issuer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management’s Report on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our CEO and CFO, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2014, due to material weaknesses identified as follows:

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2014, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.

	●	The Board of Directors does not maintain minutes of its meetings.

	●	There is no documented fraud risk assessment or risk management oversight function.

	●	There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.

	●	There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.

	●	There is no documented process to monitor and remediate deficiencies in internal controls.

	●	After a review of our current entity level control environment, management concluded that the above deficiencies represented a material weakness.

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2014, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:

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

	●	There is no review and approval for the posting of journal entries.

	●	After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2014, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:

	●	One individual has the ability to add vendors to the master vendor file. This individual also has access to the Company checkbook that is maintained in a secured location.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2014, we implemented the following improvements to remediate some of the material weaknesses in internal control over financial reporting that had been reported on our Form 10-K for the year ended December 31, 2013:

●	Our Board of Directors formed an audit committee and appointed members to serve on the committee.

In order to remediate the other material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2015, under the direction of our Board of Directors, as follows:

●
Our Board of Directors intends to review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the Board of Directors plans to implement controls as needed assuming a cost benefit relationship. In addition, our Board of Directors plans to evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity.

●
We plan to document all significant accounting policies and ensure that the accounting policies are in accordance with GAAP and that internal controls are designed effectively to ensure that the financial information is properly reported. Management will engage independent accounting specialists to ensure that there is an independent verification of the accounting positions taken.

●
We plan to implement a higher standard for document retention and support for all items related to revenue recognition. All revenue arrangements that are entered into by us will be evaluated under the applicable revenue guidance and Management should document its position based on the facts and circumstances of each agreement.

●
We plan to review our current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that such review is documented by a member of Management separate from the preparer. A documented quarter end close procedure will be established whereby Management expects to review and approve reconciliations and journal entries prepared by the outside accountant. Management plans to formally approve new vendors that are added to the master vendor file.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We do not expect that our disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

Except as noted above, during the fiscal year ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and is not otherwise including in this Annual Report an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

ITEM 9B. OTHER INFORMATION.

Item 5.02   Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)

On December 31, 2014, the Company renewed its employment agreement (the “Agreement”) with our CEO, Mr. William O’Dowd IV, for an additional two-year term beginning January 1, 2015, under substantially the same terms as the previous employment agreement between the Company and Mr. O’Dowd dated September 7, 2012 which was for the period January 1, 2012 to December 31, 2014.

The terms of the previous agreement are summarized on Form 8-K filed with the SEC on September 19, 2012 and are incorporated by reference herein.  The full text of the Agreement is filed herewith as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and executive officers and the positions held by each of them are as follows:

Directors

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd IV	45	Chairman, President and Chief Executive Officer
Michael Espensen	64	Director
Nelson Famadas	42	Director
Mirta A Negrini	51	Director, Chief Financial and Operating Officer
Nicholas Stanham	46	Director

Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd IV	45	Chief Executive Officer
Mirta A Negrini	51	Chief Financial and Operating Officer

Biographical Information

William O’Dowd, IV. Mr. O’Dowd has served as our Chairman, President and CEO since June 2008.  Mr. O’Dowd founded Dolphin Entertainment, Inc. in 1996 and has served as its President since that date.  Dolphin Entertainment is an entertainment company specializing in children’s and young adult’s live-action programming. Mr. O’Dowd graduated with honors from Harvard Law School, has received a master’s degree in modern European history from Creighton University, and was named 1st-Team Academic All-American by USA Today while an undergraduate at Creighton.

Michael Espensen. Mr. Espensen has served on our Board since June 2008.  From 2009 to 2014, Mr. Espensen served as Chief Executive Officer of Keraplast Technologies, LLC (“Keraplast”), a private multi-million dollar commercial-stage biotechnology company.  From 2009 to present, Mr. Espensen has also served as Chairman of the Board of Keraplast.  While serving as Chief Executive Officer, Mr. Espensen was responsible for overseeing and approving Keraplast’s annual budgets and financial statements.  Mr. Espensen is also a producer and investor in family entertainment for television and feature films. Between 2006 and 2009, Mr. Espensen was Executive or Co-Executive Producer of twelve made-for-television movies targeting children and family audiences.  As Executive Producer, he approved production budgets and then closely monitored actual spending to ensure that productions were not over budget.  Mr. Espensen has also been a real estate developer and investor for over thirty years.

Nelson Famadas. Mr. Famadas has served on our Board since December 2014.  Mr. Famadas has served as the Senior Vice President of National Latino Broadcasting (“NLB”) since July 2011.  NLB is an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM.  Mr. Famadas is responsible for all sales, operations, programming, and marketing efforts at NLB.  From July 2010 to March 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations.  Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager.  From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming.  As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos.    From 2002 through 2009, Mr. Famadas served as President of Gables Holding, a fully-diversified real estate development company.

Mirta A Negrini.  Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013.  Ms. Negrini has over thirty years of experience in both private and public accounting.  Immediately prior to joining the Company, she served since 1996 as a named partner in Gilman & Negrini, P.A., an accounting firm of which Dolphin Digital Media, Inc. was a client.  Ms. Negrini graduated with a Masters in Professional Accounting from the University of Miami and is a Certified Public Accountant licensed in the State of Florida.

Nicholas Stanham, Esq. Mr. Stanham has served on our Board since December 2014.  Mr. Stanham is a founding partner of R&S International Law Group, LLP in Miami, Florida, which was founded in January 2008.  His practice is focused primarily in real estate and corporate structuring.  Mr. Stanham has approximately 20 years of experience in real estate purchases and sales of residential and commercial properties.  Since 2004, Mr. Stanham has been a member of the Christopher Columbus High School Board of Directors.  In addition, he serves as a director of ReachingU, a foundation that promotes initiatives and supports organizations that offer educational opportunities to Uruguayans living in poverty.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the the Exchange Act during the year ended December 31, 2014, our executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Ethics for our officers and directors that is located on our internet website at www.dolphindigitalmedia.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Audit Committee

During 2014, our Board of Directors formed an Audit Committee and appointed two directors, Michael Espensen, Chairman and Nicholas Stanham, to serve on the Audit Committee.  Our Audit Committee operates pursuant to an Audit Committee Charter, which was adopted by our Board of Directors, setting forth the responsibilities of the Audit Committee.  The Audit Committee Charter can be found at our website at www.dolphindigitalmedia.com.

Pursuant to its charter, the Audit Committee will be responsible for establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors.  The Audit Committee Chairman reports on Audit Committee actions and recommendations at Board of Directors meetings.  The Board of Directors has determined that each member of the Audit Committee meets the independence requirements under NASDAQ’s Marketplace Rules and the enhanced independence standards for audit committee members required by the SEC.  In addition, the Board has determined that Mr. Espensen meets the requirements of an audit committee financial expert under the rules of the SEC.

Procedures for Recommending Nominees to the Board

During 2014, no material changes have been made to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)		($)
William O’Dowd IV	2014	$250,000	0	0	0	$578,615	(3)	$825,128
Chairman, President and CEO(2)	2013	$250,000	$0	0	0	$563,240	(4)	$813,240

Mirta A Negrini (5)	2014	$150,000						$150,000
Chief Financial and Operating Officer	2013	$37,500						$37,500

(1)
The amounts in this column include amounts paid to Mr. O’Dowd for life insurance, interest paid on compensation outstanding pursuant to Mr. O’Dowd’s employment agreement and interest paid on the Revolving Promissory Note dated December 31, 2011 in favor of Mr. O’Dowd.  For additional information on the applicable provisions in Mr. O’Dowd’s employment agreement and the Revolving Promissory Note, please see “Certain Relationships and Related Transactions, and Director Independence” beginning on page 25 of this Annual Report on Form 10-K.

(2)
We entered into an employment agreement with Mr. O’Dowd for the period January 1, 2012 to December 31, 2014.  Pursuant to the terms of the agreement, we accrued $250,000 in compensation for each of the years ended December 31, 2014 and 2013, respectively.   Mr. O’Dowd did not receive any payments related to this compensation.  On December 31, 2014, the Company and Mr. O’Dowd renewed the employment agreement for an additional two-year term beginning January 1, 2015.

(3)
This amount includes life insurance in the amount of $48,393, interest paid on compensation outstanding in the amount of $161,513 and interest paid on the Revolving Promissory Note in the amount of $368,709 for the fiscal year ended December 31, 2014.

(4)
This amount includes life insurance in the amount of $36,430, interest paid on compensation outstanding in the amount of $136,547 and interest paid on the Revolving Promissory Note in the amount of $390,263 for the fiscal year ended December 31, 2013.

(5)	We appointed Ms. Negrini as Chief Financial and Operating Officer effective October 21, 2013 at an annual salary of $150,000.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2014 and 2013.

Employment Agreements

William O’Dowd

On September 7, 2012, we entered into an employment agreement with our Chief Executive Officer, Mr. O’Dowd.  The employment agreement was effective January 1, 2012 to December 31, 2014 and will continue for an initial term of three years, thereafter, subject to a two -year renewal at the option of the CEO. On December 31, 2014, Mr. O’Dowd notified us that he was renewing his employment agreement for a period of two years, effective January 1, 2015.  The agreement states that Mr. O’Dowd will receive annual compensation of $250,000.  In addition, Mr. O’Dowd is entitled to an annual discretionary bonus as determined our Board of Directors. Mr. O’Dowd waived his right to receive any annual discretionary bonus for the year ended 2013.  Mr. O’Dowd is eligible to participate in all of our benefit plans offered to our employees.  Mr. O’Dowd received a signing bonus of $1,000,000 as consideration for entering into the agreement and waiving any claim to compensation for services rendered prior to the agreement.   Any compensation due to Mr. O’Dowd under the agreement and unpaid and accrued by us will accrue interest on the principal amount at a rate of 10% per annum from the date of the agreement until it is paid.

Our employment agreement with Mr. O’Dowd provides for severance payments under certain circumstances.  The material terms of the severance provisions are as follows:

Termination by the Company for Cause

In the event of a termination for Cause, Mr. O’Dowd shall receive base salary and benefits through the date of termination only, together with any bonus that has been earned as of that date.  “Cause” is defined as:

(1) a material violation of any of the material provisions of the employment agreement, or the material rules, policies, and/or procedures of the Company, or commission of any material act of fraud, misappropriation, breach of fiduciary duty or theft against or from the Company, if such violation is not cured as soon as is reasonably practical, and in any event within sixty (60) days after written notice from the Company.

(2) a material violation of any law, rule or regulation of a governmental authority or regulatory body with jurisdiction over the Company or Mr. O’Dowd relative to the conduct of Mr. O’Dowd in connection with the Company’s business or its securities, if such material violation is not cured as soon as is reasonably practical, and in any event within sixty (60) days after written notice from the Company.

(3) the conviction of Mr. O’Dowd of a felony under the laws of the United States of America or of any state.

Termination by the Company Other than for Cause

The Company may terminate Mr. O’Dowd’s employment in its sole discretion at any time; provided, however, that in the event such termination is not due to death, disability or Cause, as each is defined in the employment agreement, the Company may terminate the employment agreement upon three (3) months’ prior written notice.  If Mr. O’Dowd is terminated other than for Cause, he will be entitled to receive any bonus that he earned as of the date of termination, plus base salary only (i.e. no fringe benefits, additional bonus, or other compensation) for the one year period following termination.

Voluntary Termination

If Mr. O’Dowd voluntarily terminates his employment, he shall receive base salary and benefits through the date of termination only, together with any bonus that he earned as of that date.

Change in Control

If, within one year after a Change in Control the Company terminates Mr. O’Dowd’s employment with the Company other than for cause, or if Mr. O’Dowd voluntarily terminates his employment, Mr. O’Dowd will receive:

(1) an amount equal to the sum of (A) his aggregate base salary (at the rate most recently determined) for a period equal to the remainder of the term (the “Severance Period”), and (B) an amount equal to the greater of (i) his bonus payment for the year preceding the date of termination, and (ii) the annual average of his bonus payment during the two (2) years immediately preceding the date of termination, in a lump sum within 30 days after the date of termination.

(2) any and all benefits accrued under any incentive plans and benefit plans to the date of his termination.  The amount, form and time of payment of such benefits shall be determined by the terms of such incentive plans and benefit plans, and for purposes of such plans, Mr. O’Dowd’s employment shall be deemed to have terminated by reason of retirement.

(3) continued coverage under health, dental, disability, accident and life insurance plans or arrangements made available by the Company in which he or his dependents were participating immediately prior to the date of his termination as if he continued to be an employee of the Company, provided that, if participation in any one or more of such plans and arrangements is not possible under the terms thereof, the Company will provide substantially identical benefits.

“Change in Control” is defined as (i) the ownership by any entity, person, or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, other than Mr. O’Dowd, of more than 40% of the outstanding capital stock of the Company entitled to vote for the election of directors (“Voting Stock”), (ii) the effective time of (a) a merger or consolidation of the Company with one or more other corporations as a result of which the holders of the outstanding Voting Stock of the Company immediately prior to such merger hold less than 80% of the Voting Stock of the surviving or resulting corporation, or (b) a transfer of all or substantially all of the property of the Company other than to an entity of which the Company owns at least 80% of the Voting Stock, or (iii) the election to the Board of Directors of the Company, without the recommendation or approval of the incumbent Board of Directors of the Company, of the lesser of (a) three independent directors or (b) directors constituting a majority of the number of directors of the Company then in office.

Mr. O’Dowd’s employment agreement also contains non-compete and non-disclosure provisions.

Mirta Negrini

On October 21, 2013, the Company appointed Ms. Negrini as its Chief Financial and Operating Officer, at an annualized salary of $150,000.   The terms of Ms. Negrini’s employment do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control.

Director Compensation

We have not paid our directors any compensation for serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our common stock as of April 13, 2015 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Each person’s percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised. The percentages in the table are based upon 81,892,352 shares of our common stock outstanding as of April 13, 2015.

		PERCENTAGE
		OF TOTAL
		SHARES
NAME AND ADDRESS OF OWNER(1)	SHARES	OUTSTANDING
William O’Dowd, IV	43,843,433	53.5%
Michael Espensen	11,100	*
Nelson Famadas	68,696	*
Mirta Negrini	—	*
Nicholas Stanham	302,139	*
All Directors and Executive Officers as a Group (5 persons)	44,225,368	53.6%
T Squared Investments LLC(2)	24,526,463	30.0%

* Less than 1%

(1)	Unless otherwise indicated in point (2) below, the address of each stockholder is c/o Dolphin Digital Media, Inc., 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, FL, 33134.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our current directors are William O’Dowd, IV, Michael Espensen, Nelson Famadas, Mirta A Negrini and Nicholas Stanham.  We are not listed on a national securities exchange; however, we have elected to use the definition of independence under the NASDAQ listing requirements in determining the independence of our directors and future nominees for director.  In September 2014, the Board undertook a review of director independence, which included a review of each director and director nominee for director’s response to questionnaires inquiring about any relationships with us.  This review was designed to identify and evaluate any transactions or relationships between a director or any member of his immediate family and us, or members of our senior management or other members of our Board of Directors, and all relevant facts and circumstances regarding any such transactions or relationships.  Based on its review, the Board determined that Messrs. Espensen and Stanham are independent.

On April 1, 2013, we entered into an agreement with a company that is fully, indirectly owned by our CEO.   We were responsible for rendering management and production services to the related party.  The terms of the agreement were for a period between April 1, 2013 and December 31, 2014 for an annual fee of $2,000,000. The agreement was not subsequently renewed.

On December 31, 2011, we signed an unsecured Revolving Promissory Note with Mr. O’Dowd in the amount of $2,120,623 with an interest rate of 10% per annum. Mr. O’Dowd has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to us.  During the years ended December 31, 2014 and 2013, respectively, Mr. O’Dowd loaned the Company $166,000 and $2,500,000 and was repaid $2,096,856 and $238,000 of principal.  Interest payments on the note, totaling $202,897, were made during 2013.  During the years ended December 31, 2014 and 2013, $368,709 and $390,263 was expensed in interest. We recorded accrued interest of $786,007 and $417,298 on our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd for a period of three years effective January 1, 2012.  The agreement was for annual salary of $250,000 and a one- time bonus of $1,000,000.  Unpaid compensation accrues interest at a rate of 10% per annum. Pursuant to the terms of the agreement, our CEO notified us on December 31, 2014, that he would renew his employment contract for a period of two years effective January 1, 2015.  As of December 31, 2014 and 2013, we had recorded $336,633 and $175,120, respectively of accrued interest and $1,750,000 and $1,500,000, of accrued compensation related to this agreement.  We recorded $161,513 and $136,547 of interest expense for the years ended December 31, 2014 and 2013.

On December 31, 2011, we executed an unsecured Promissory Note in favor of Mr. Espensen in the amount of $104,612 bearing interest at 10% per annum and payable on demand.  On the same day, we issued a payment in the amount of $14,612 to reduce the principal.  The Company completed making payments of principal and interest in August 2014 and paid $104,612 in principal and $16,389 of interest over the life of the loan.

On March 10, 2010 we issued to T Squared Investments, LLC (“T Squared”) Warrant “E”for 7,000,000 shares of our common stock at an exercise price of $0.25 per share. On September 13, 2012, the expiration date of Warrant “E” was extended to September 13, 2015.  On September 13, 2012, we also issued Warrant “F”, which is for 7,000,000 shares of our common stock, with an exercise price of $0.25 per share.   T Squared can continually pay us an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision.  T Squared did not make any payments during the years ended December 31, 2014 and 2013 to reduce the exercise price of the warrants. T Squared may not exercise such warrant if post the exercise, T Squared would be above a 9.99% ownership level of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On May 30, 2014, the Company hired BDO USA, LLP (“BDO”) to serve as its independent registered public accounting firm for the years ended December 31, 2013 and 2014.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

	Year	Year
	Ended	Ended
	12/31/2014	12/31/2013
Audit-Related Fees	$95,000	$102,000
Tax Fees(2)	-	-
All Other Fees	-	-

Total	$95,000	$102,000

1)
Audit Fees— this category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

2)
Tax Fees— this category consists of fees billed for professional services rendered by the independent auditors for tax compliance and advice. These services include assistance regarding federal, state and international tax compliance and assistance with tax reporting requirements and audit compliance.

The Audit Committee of the Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by our Audit Committee. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by BDO during fiscal year 2014, as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description	Incorporated by Reference

2.1	Preferred Stock Purchase Agreement between Logica Holdings Inc., T Squared Partners LLC and T Squared Investments LLC., dated October 4, 2007.	Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.
3.1	Articles of Incorporation of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on December 9, 2014.
3.2	Bylaws of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC.	Incorporated herein by reference to Exhibit 4.5 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.
4.2	Letter Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (the “2009 Form 10-K”).
4.3	Subscription Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.7 in the Company’s 2009 Form 10-K.
4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.8 in the Company’s 2009 Form 10-K.
10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on January 5, 2011.
10.2	Revolving Promissory Note in favor of William O’Dowd, dated December 31, 2011.	Filed herewith.
10.3	Service Agreement between the Company and Dolphin Films, Inc. dated April 1, 2013.	Filed herewith.
10.4	Employment Agreement between the Company and William O’Dowd dated December 31, 2014.	Filed herewith.
10.5	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
10.6	Form of Equity Purchase Agreement.	Filed herewith.
14.1	Amended and Restated Code of Ethics for Senior Financial Officers.	Incorporated herein by reference to Exhibit 14.1 in the Company’s Current Report on Form 8-K, filed on October 30, 2014.
21.1	List of Subsidiaries of the Company.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Dated:April 15, 2015

By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Dated:April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chairman, President and Chief Executive Officer

Dated:April 15, 2015

By:	/s/ Mirta A Negrini
Mirta A Negrini
Director and Chief Financial and Operating Officer

Dated:April 15, 2015

By:	/s/ Michael Espensen
Michael Espensen
Director

Dated:April 15, 2015

By:	/s/ Nelson Famadas
Nelson Famadas
Director
Dated:April 15, 2015

By:	/s/ Nicholas Stanham
Nicholas Stanham
Director

Dated:April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dolphin Digital Media, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc.  as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and does not have sufficient working capital.  These events raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

April 14, 2015                                                                                                 Certified Public Accountant

Miami, Florida

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2014 and 2013

	2014	2013

ASSETS

Current
Cash and cash equivalents	$198,470	$706,641
Prepaid Expenses	2,339	9,019
Receivables and other current assets	479,924	79,389
Total Current Assets	680,733	795,049

Capitalized production costs	693,526	781,391
Property and equipment	77,690	23,474
Deposits	41,291	19,953
Total Assets	$1,493,240	$1,619,867

LIABILITIES

Current
Accounts payable	$240,736	$284,954
Other current liabilities	1,547,580	926,127
Accrued compensation	1,750,000	1,500,000
Debt	3,995,000	1,100,000
Loan from related party	2,451,767	4,382,623
Notes payable	300,000	335,000
Total Current Liabilities	10,285,083	8,528,704

STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 200,000,000 shares authorized, 81,892,352 issued and outstanding at December 31, 2014 and 2013.	1,228,385	1,228,385
Preferred stock $0.001 par value, 10,000,000 shares authorized 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2014 and 2013.	1,043	1,043
Additional paid in capital	25,544,174	25,544,174
Accumulated deficit	(38,560,694)	(38,682,439)
Total Dolphin Digital Media, Inc. Deficit	$(11,787,092)	$(9,908,837)
Non-controlling interest	2,995,249	3,000,000
Total Stockholders' Deficit	$(8,791,843)	$(6,908,837)
Total Liabilities and Stockholders' Deficit	$1,493,240	$1,619,867

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2014 and 2013

	2014	2013

Revenues:
Production	$51,192	$793,880
Service	2,000,000	1,500,000
Membership	19,002	-
Total Revenue:	2,070,194	2,293,880

Expenses:
Direct costs	159,539	683,032
General and administrative	1,533,211	2,393,940
Payroll	1,630,369	1,163,831
Loss before other income (expense)	(1,252,925)	(1,946,923)

Other Income (Expense)
Other income	$40,000	$47,943
Interest expense	(660,580)	(562,670)
Total Other Income (Expense)	(620,580)	(514,727)
Net Loss	(1,873,505)	(2,461,650)

Net Income attributable to non- controlling interest	4,750	-
Net Loss attributable to Dolphin Digital Media, Inc.	(1,878,255)	-
Net Loss	$(1,873,505)	$(2,461,650)

Basic and Diluted Loss per Share	$(0.02)	$(0.03)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,873,505)	$(2,461,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,633	9,541
Amortization of capitalized production costs	37,897	511,474
Writedown of capitalized production costs	113,472	-
Inventory writedown	-	7,974
Changes in operating assets and liabilities:
Prepaid expenses	6,680	(3,430)
Receivables and other current assets	(400,535)	159,869
Capitalized production costs	(63,504)	(289,210)
Deposits	(21,338)	(11,000)
Accounts payable	(44,218)	(192,013)
Accrued compensation	250,000	250,000
Other current liabilities	620,203	250,694
Net Cash Used In Operating Activities	(1,355,215)	(1,767,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(73,849)	(15,283)
Net Cash Used In Investing Activities	(73,849)	(15,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to noncontrolling interest	(8,251)	-
Proceeds from Loan and Security agreements	2,895,000	-
Repayment of notes payable	(35,000)	(55,000)
Proceeds from note payable with related party	166,000	2,500,000
Repayment of note payable to related party	(2,096,856)	(238,000)
Net Cash Provided By Financing Activities	920,893	2,207,000

NET(DECREASE) INCREASE IN CASH	(508,171)	423,966
CASH, BEGINNING OF PERIOD	706,641	282,675
CASH, END OF PERIOD	$198,470	$706,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for Interest	$79,401	$212,424

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2014 and 2013

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance January 1, 2013	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$3,000,000	$(34,220,789)	$(4,447,187)

Net loss	-						(2,461,650)	(2,461,650)

Balance December 31, 2013	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$3,000,000	$(36,682,439)	$(6,908,837)

Net loss							(1,873,505)	(1,873,505)

Income attributable to the noncontrolling interest						4,750	(4,750)	-

Return of capital to noncontrolling member						(9,501)		(9,501)
Balance December 31, 2014	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$2,995,249	$(38,560,694)	$(8,791,843)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Dolphin Digital Media, Inc. and its subsidiaries, Hiding Digital Productions LLC, Cybergeddon Productions LLC and Dolphin Kids Clubs LLC for the years ended December 31, 2014 and 2013.  Intercompany accounts and transactions have been eliminated in consolidation.

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

On November 26, 2014, the Company formed Dolphin SB Productions LLC, a wholly-owned subsidiary of Dolphin Digital Media, Inc. for the production of a web series.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred net losses for the years ended December 31, 2014 and 2013 of  $1,873,505 and $2,461,650, respectively. The Company has generated negative cash flows from operations for the years ended December 31, 2014 and 2013 of $1,353,965 and $1,767,751 respectively.   Further, the Company has a working capital deficit for the years ended December 31, 2014 and 2013 of $9,604,350 and $7,733,655, respectively, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis.  The Company expects to derive revenues from these digital productions in the third quarter of 2015.  The Company entered into a Loan and Security agreement subsequent to year end and received $100,000.   It also received $1,579,000 in loans from its CEO and $750,000 as advances for advertising revenue for one of its digital productions. During 2014, the Company derived approximately $19,000 of revenues from its kids club business and it expects to see an increase in these revenues during 2015.  There can be no assurances that such income will be realized in future periods.

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

When accounting for service contracts, the Company considers the nature of these contracts and the types of and services provided when determining the proper accounting for a particular contract. Revenue from service-type fixed-price contracts is recognized ratably over the contract period and contract costs are expensed as incurred.  The risk to the Company on a fixed-price contract is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period. For all types of contracts, the Company recognizes anticipated contract losses as soon as they become known and estimable. Out-of-pocket expenses that are reimbursable by the customer are included in revenue and cost of revenue.

The use of contract accounting requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the work, the nature and complexity of the work to be performed and anticipated increases in wages for subcontractor services. Our estimates are based upon the professional knowledge and experience of the Company’s personnel. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

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

The Company are responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the web series and are based on factors such as total revenue as defined per each of the participation agreements.  The Company is also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.   These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within the consolidated statements of operations. The Company recorded $113,472 and $0 in direct costs for the years ended December 31, 2014 and 2013 respectively, for impairment of certain capitalized production costs over fair value.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs, there were no impairment charges for long lived assets during the years ended December 31, 2014 and 2013.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $19,633 and $9,541, respectively for the years ended December 31, 2014 and2013. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

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

As of December 31, 2014 and 2013, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

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

Loss per share

Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period, including the issuable shares related to the anti-dilution agreement. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding were 21,000,000 at December 31, 2014 and 2013.

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000.  All of the Company’s service revenue for the years ended December 31, 2014 and 2013 was derived from one related party (see Note 11).  Substantially all of the production revenue during the years ended December 31, 2014 and 2013 was derived from one production.

Business Segments

The Company operates the following business segments:

1)
Dolphin Digital Media (USA): The Company created online kids clubs and derives revenue from annual membership fees. Dolphinsecure.com, a secure website for children using fingerprint reader technology, was terminated during the year ended December 31, 2013.

2)
Dolphin Digital Studios: Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens. It also provides production services to a related party. (See Note 11)  This segment was the main focus of the Company during 2014 and 2013.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued an accounting standard update relating to management’s evaluation of conditions and events that, when considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements were issued.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date the financial statements are issued.  When management identifies these relevant conditions or events, it should consider whether its plans will alleviate the substantial doubt.  Management’s plans should be considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Management should disclose to financial statement users a) principal conditions or events that raised substantial doubt b) Management’s evaluation of the significance of those conditions or events in relation to entity’s ability to meet its obligations and c) discussion of how Management’s plan, if already implemented, alleviated the substantial doubt about the entity’s ability to continue as a going concern or in the case, that the plan has not yet been implemented, how Management’s plans are intended to alleviate the substantial doubt about the entity’s ability to continue as a going concern.  The guidance will be effective for our fiscal year beginning January 1, 2016. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for our fiscal year beginning January 1, 2018, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

NOTE 4 — CAPITALIZED PRODUCTION COSTS AND OTHER CURRENT ASSETS

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

For years ended December 31, 2014 and 2013, revenues earned from web series were $51,192 and $793,880, respectively.   The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amount of $37,897 and $511,473 for the years ended December 31, 2014 and 2013.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred $693,525 and $630,025 in capitalized production costs as of December 31, 2014 and 2013 associated with these scripts.  These projects were not yet in production as of December 31, 2014.

 As of December 31, 2014 and 2013, respectively, the Company has total capitalized production costs of $693,526 and $781,391, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheet.

During the year ended December 31, 2014, the Company impaired deferred capitalized production costs in the amount of $113,472 due to an assessment that ultimate revenues would be below those originally projected. Impairment was recorded to reduce the deferred production costs to fair value.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Receivables and Other Current Assets

The Company recorded $479,924 and $79,389 in receivables and other current assets on its consolidated balance sheets as of December 31, 2014 and 2013, respectively. The amounts were primarily comprised of receivables from an agreement with a related party and from the sale of licensing rights in foreign territories of its productions. During the years ended December 31, 2014 and 2013, the Company earned revenue from foreign sales in the amount of $51,192 and $793,880, respectively and earned production service revenue from a related party in the amount of $2,000,000 and $1,500,000, respectively.

NOTE 5 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Group Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Group Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Group Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Group Kids Club. For the years December 31, 2014 and 2013, there were no significant revenues generated or costs incurred related to these Group Kids Clubs.  The Company made payments totaling $45,000 and $0, respectively, to one of the parties to these agreements during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of  December 31, 2014 and 2013.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of December 31, 2014 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of  December 31, 2014 and 2013.  The costs of all productions not completed have been capitalized and included in the consolidated balance sheet as capitalized production costs.

During the year ended December 31, 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $2,940,000 to finance a future production. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series). Subsequent to year end, the Company entered into additional Loan and Security Agreements for $100,000.  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015.  As of December, 2014, the Company recorded $22,082 as interest payable on its consolidated balance sheets and $94,620 of interest expense on the consolidated statement of operations related to these agreements.

As of December 31, 2014 and 2013, $3,995,000 and $1,100,000, respectively, were outstanding related to these agreements.

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

NOTE 6 — NOTES PAYABLE

Balance January 1, 2013	$390,000
Additions	-
Payments	(55,000)
Balance December 31, 2013	$335,000
Additions	-
Payments	(35,000)
Balance December 31, 2014	$300,000

On December 31, 2011, the Company signed an unsecured Promissory Note in the amount of $104,612 bearing interest at 10% per annum and payable on demand.  As of December 31, 2013, the balance on the note was $35,000.  The Company made payments of $35,000 during the year ended December 31, 2014 to pay off the promissory note.

On July 5, 2012, the Company signed an unsecured Promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the years ended December 31, 2014 and 2013.  The Company has recorded accrued interest of $74,712 and $44,712 for the years ended December 31, 2014 and 2013, respectively related to this note.

The Company expensed $31,275 and $35,588 for interest related to these notes for the years ended December 31, 2014 and 2013, respectively.

NOTE 7 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the year ended December 31, 2014, the CEO loaned the Company $166,000 and was repaid $2,096,855 of principal.  During the year ended December 31, 2013, the CEO loaned the Company $2,500,000 and was repaid $238,000 of principal and $202,897 of interest.   During the years ended December 31, 2014 and 2013, $368,709 and $390,263 was expensed in interest. The Company recorded accrued interest of $786,007 and $417,298 in other current liabilities on its Consolidated balance sheets as of December 31, 2014and 2013, respectively.

NOTE 8 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc., a related party, and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2014 and 2013.

NOTE 9 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of December 31, 2014 and 2013, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value. Each share of preferred stock is convertible into four shares of common stock and do not have any voting rights.

B) Common Stock

The company’s Articles of Incorporation authorize the issuance of 200,000,000 shares at $0.015 par value. 10,000,000 shares have been designated for an Employee Incentive Plan.  As of December 31, 2014 and 2013, no awards were issued related to this plan.

As of December 31, 2014 and 2013, the Company had 81,892,352, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses. Revenues from the Dolphin Kids Clubs LLC attributable to the noncontrolling interest were $4,750 and $0 for the years ended December 31, 2014 and 2013.  Per the terms of the Operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member is paid $3,000,000.  Based on the revenues earned from the kids clubs during the year ended December 31, 2014, the Company made a distribution to the noncontrolling member of $8,251 and recorded in other current liabilities $1,250 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of December 31, 2014 and 2013, the Company recorded a noncontrolling interest of $2,995,250 and $3,000,000 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 10 — WARRANTS

A summary of warrants issued, exercised and expired during the years ended December 31, 2014 and 2013, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance outstanding at January 1, 2013	21,824,477	$0.20
Issued	-	-
Exercised	-	-
Expired	824,477	0.99
Balance outstanding at December 31, 2013	21,000,000	$0.17
Issued	-	-
Exercised	-	-
Expired	-	-
Balance outstanding at December 31, 2014	21,000,000	$0.17

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

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. T Squared Investments LLC did not make any payments during the years ended December 31, 2014 and 2013 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and expiring on September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the years ended December 31, 2014 and 2013 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 11— RELATED PARTY

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO. As per the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.   As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets.  Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.  The Company accrued $1,750,000 and $1,500,000 of compensation as Accrued compensation and $336,633 and $175,120 of interest in Other current liabilities on its consolidated balance sheets as of December 31, 2014 and 2013, respectively, in relation to this agreement.  For the years ended December 31, 2014 and 2013, the Company expensed as interest $161,513 and $136,547 related to this agreement.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company will provide the related party with a development team to source new projects, production executives that will develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company will also provide office space in Los Angeles and Miami.  The arrangement is for a term of April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the years ended December 31, 2014 and 2013, respectively, the Company recorded revenues in the amount of $2,000,000 and $1,500,000, related to this agreement.  The agreement was not renewed as the related party no longer required these services.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 and expire September 13, 2015.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179. Note 10 details the terms of these warrants.

NOTE 12 — INCOME TAXES

Income tax expense (benefit) is as follows:

	December 31,
	2014	2013
Current income tax expense (benefit)
Federal	$-	$-
State	-	-
	$-	$-
Deferred income tax expense (benefit)
Federal	$(662,621)	$(870,647)
State	7,645	(99,717)
	$(654,976)	$(970,364)
Change in valuation allowance (benefit)
Federal	$662,621	$870,647
State	(7,645)	99,717
	654,976	970,364
Income tax expense	$-	$-

At December 31, 2014 and 2013, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Deferred tax assets:
Current:
Accrued expenses	$74,625	$67,597
Interest expense	441,321	241,984
Deferred Rent	16,223	8,960
Accrued compensation	646,900	569,704
Other expenses	3,571	3,669
Valuation Allowance	(1,175,443)	(67,841)
Long Term:
Capitalized costs	856,820	$885,535
Charitable contributions	230,614	160,603
Net operating losses	4,444,294	4,154,277
Valuation Allowance	(5,498,063)	(5,950,690)
Total deferred tax assets	$40,862	$73,798
Deferred tax liability:
Current:
Prepaid expenses	(4,198)	(3,425)
Long term:
Fixed assets	(12,540)	(2,492)
Capitalized production costs	(24,124)	(67,881)
Total net deferred tax assets	$-	$-

As of December 31, 2014, the Company has approximately $12,207,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $7,500,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $367,000 of California net operating loss carryforwards that begin to expire in 2032.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $6,673,506 and $6,018,530 as of December 31, 2014 and 2013, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2014 and 2013. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent items affecting tax rate	0.6%	(0.9)%
State income taxes, net of federal income tax benefit	(1.0)%	(2.2)%
Miscellaneous items	0.2%	(2.3)%
Change in valuation allowance	34.2%	39.4%
Effective tax rate	0.00%	0.00%

As of December 31, 2014 and 2013, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  We do not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file federal, Florida and California income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2010

NOTE 13— LEASES

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party.  Effective February 1, 2012 and for a period of eighteen months, the Company entered into a lease agreement for office space in Los Angeles, California at a monthly cost $3,250.  On June 1, 2014, the Company entered into a 62 month lease agreement for office space in Los Angeles, California.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2014 were as follows:

2015	$223,553
2016	244,762
2017	178,570
2018	184,820
2019	110,446
Thereafter	-
Total	$942,151

Rent expense for the years ended December 31, 2014 and 2013 was $201,602 and $126,818, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  During the years ended December 31, 2014 and 2013, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.     The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties and $80,000 remains accrued. The Company has not received any other notifications related to these returns during the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company determined that the Statute of limitations for penalties to be assessed for not filing certain information returns on a timely basis had expired.  As such, the Company recorded $40,000 of other income and reduced its accrued liability related to these tax filings.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first two installments of $25,000 each were paid during 2012 and remaining payments were made monthly over a two year period once the website was delivered. The Company expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.

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

The Company recorded revenues of $19,002 and $0 during the years ended December 31 2014 and 2013, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the years ended December 31, 2013 and 2012.

NOTE 15 – SUBSEQUENT EVENTS

           Subsequent to year end, the Company received $750,000 in advances from its advertising agreements for its production “South Beach - Fever”.  The amount was recorded in deferred revenues and is contingent on delivery of the content to the online platforms.

On January 18, 2015, the Company entered into an additional Loan and Security Agreement for $100,000.  Pursuant to the terms of the agreement, the Company will pay 10% per annum on a monthly basis through August 31, 2015.

Subsequent to year end, the Company received $1,579,000 in loans from our CEO and we repaid $237,500 of those loans.