Form 10-Q
period 2015-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2015-05-15
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding was 81,892,352 as of May 15, 2015.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II — OTHER INFORMATION	20

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 6. EXHIBITS	20

Signatures
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 Interactive Data Files

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of March 31, 2015	As of December 31 2014

Current
Cash and cash equivalents	$291,573	$198,470
Prepaid Expenses	3,859	2,339
Receivable and other current assets	56	479,924
Total Current Assets	295,488	680,733

Capitalized production costs	2,035,835	693,526
Property and equipment	73,832	77,690
Deposits	81,291	41,291
Total Assets	$2,486,446	$1,493,240

LIABILITIES
Current
Accounts payable	$332,260	$240,736
Other current liabilities	2,508,771	1,547,580
Accrued compensation	1,812,500	1,750,000
Debt	3,845,000	3,995,000
Loan from related party	2,787,767	2,451,767
Deferred revenue	750,000	-
Note payable	300,000	300,000
Total Current Liabilities	12,336,298	10,285,083

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized, 81,892,352 issued and outstanding at March 31, 2015 and December 31, 2014	1,228,385	1,228,385
Preferred stock $0.001 par value, 10,000,000 shares authorized 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at March 31, 2015 and December 31, 2014	1,043	1,043
Additional paid in capital	25,544,174	25,544,174
Accumulated deficit	(39,617,766)	(38,560,694)
Total Dolphin Digital Media, Inc. Deficit	$(12,844,164)	$(11,787,092)
Non-controlling interest	2,994,312	2,995,249
Total Stockholders' Deficit	$(9,849,852)	$(8,791,843)
Total Liabilities and Stockholders' Deficit	$2,486,446	$1,493,240

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenues:
Production	$-	$2,500
Service	-	500,000
Membership	3,750	-
Total revenues	3,750	502,500

Expenses:
Direct costs	-	1,851
General and administrative	554,794	396,085
Payroll	316,098	410,100
Loss before other expenses	(867,142)	(305,536)

Other expenses
Interest expense	(188,992)	(153,525)
Net loss	$(1,056,134)	$(459,061)

Net income attributable to noncontrolling interest	$937	$-
Net loss attributable to Dolphin Digital Media, Inc.	(1,057,071)	(459,061)
Net loss	$(1,056,134)	$(459,061)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,056,134)	$(459,061)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,995	2,900
Amortization of capitalized production costs	-	1,851

Changes in operating assets and liabilities:
Receivables and other current assets	479,868	(1,275)
Prepaid expenses	(1,520)	5,411
Capitalized production costs	(1,342,309)	-
Deposits	(40,000)
Deferred revenue	750,000	500,000
Accrued compensation	62,500	62,500
Accounts payable	91,524	(103,404)
Other Current Liabilities	959,316	180,134
Net Cash (Used in) provided by Operating Activities	(89,760)	189,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,137)	-
Net Cash Used In Investing Activities	(3,137)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(10,000)
Proceeds from Loan and Security agreement	100,000
Repayment of Loan and Security agreement	(250,000)
Advances from related party	573,500	-
Repayment to related party	(237,500)	(75,000)
Repayment of debt	-	(10,000)
Net Cash (Used in) provided by Financing Activities	186,000	(95,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,103	94,055
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,470	706,641
CASH AND CASH EQUIVALENTS, END OF PERIOD	$291,573	$800,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid, net of amounts capitalized interest of $3,888 and $ 0 for the three months ended March 31, 2015 and 2014.	$70,282	$5,588

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – GENERAL

Nature of Operations

Dolphin Digital Media, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”) is a producer of original high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential. Dolphin is also partnering with certain non-profit organizations to develop online kids clubs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin and all of its majority-owned and controlled subsidiaries, including Hiding Digital Productions, LLC, Dolphin Kids Clubs LLC, Cybergeddon Productions, LLC and Dolphin SB Productions LLC.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 .

Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in digital projects; estimates of sales returns and other allowances and provisions for doubtful accounts and impairment assessments for investment in digital projects. Actual results could differ from such estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard update relating to the recognition of revenue from contracts with customers, which will supersede most current U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance will be effective for the Company’s fiscal year beginning January 1, 2018, and can be applied either retrospectively or under a cumulative-effect transition method. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2015 of $ 1,056,134. As of March 31, 2015, the Company recorded an accumulated deficit of $39,617,766.  Further, the Company has inadequate working capital of $12,040,810 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations.  The Company is dependent upon funds from private investors and support of certain stockholders.  If the Company is unable to obtain funding form these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis.  The Company expects to derive revenues from these digital productions in the third quarter of 2015.  Subsequent to the first quarter end, the Company received $1,075,000 in loans from its CEO.  It also received $2,500 from its kids club business and it expects to see an increase in these revenues during 2015.  There can be no assurances that such income will be realized in future periods.

NOTE 3 — CAPITALIZED PRODUCTION COSTS, RECEIVABLES AND OTHER CURRENT ASSETS

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

For the three months ended March 31, 2015 and 2014, revenues earned from web series were $0 and $2,500, respectively. The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual-film-forecast computation method in the amount of $0 and $1,851 for the three months ended March 31, 2015 and 2014.

During the quarter ended March 31, 2015, the Company began production of its web series, “South Beach-Fever” and recorded $1,387,309 of capitalized production costs, including capitalized interest and payroll, related to this production.  The web series is expected to premiere during the third quarter of 2015 and the Company expects to record revenues and begin amortizing the capitalized production costs using the individual-film-forecast method during the fourth quarter of 2015.  The Company received advances on advertising revenues from the online platform in the amount of $250,000 and an advance on a production fee of $500,000 during the quarter ended March 31, 2015. These amounts were recorded as Deferred revenue in the condensed consolidated balance sheet as of March 31, 2015 and will be recognized as revenue once the web series is delivered to the online platform.

In addition, the Company has entered into agreements to hire writers to develop scripts for other digital web series productions and has deferred $648,526 and $693,526 in capitalized production costs as of March 31, 2015 and December 31, 2014 associated with these scripts.  These projects were not yet in production as of March 31, 2015.

 As of March 31, 2015 and December 31, 2014, respectively, the Company has total capitalized production costs of $2,035,835 and $693,526, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment.

Receivables and Other Current Assets

The Company recorded $56 and $479,924 in receivables and other current assets on its consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.  These amounts were primarily comprised of receivables from the sale of licensing rights in foreign territories of its productions, a receivable from an agreement with a related party and amounts due for online memberships to kids clubs.  During the quarter ended March 31, 2015, the Company received $467,000 from a related party in payment of a receivable.

NOTE 4 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Group Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Group Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Group Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Group Kids Club. For the quarters ended March 31, 2015 and 2014, there were no significant revenues generated or costs incurred related to these Group Kids Clubs.  The Company made payments totaling $0 and $10,000, respectively, to one of the parties to these agreements during the quarters ended March 31, 2015 and 2014, respectively.

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2015 and December 31, 2014.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of March 31, 2015 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of March 31, 2015 and 2014.  The costs of all productions not completed have been capitalized and included in the consolidated balance sheet as capitalized production costs.

During the year ended December 31, 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $2,940,000 which the Company is using to finance a current production.  During the quarter ended March 31, 2015, the Company entered into additional Loan and Security Agreements for $100,000 and repaid an investor in the amount of $250,000.  In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series).  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015.  As of March 31, 2015, the Company recorded $22,918 as interest payable on its consolidated balance sheets and $75,426 of interest expense on the consolidated statement of operations related to these agreements.

As of March 31, 2015 and December 31, 2014, $3,845,000 and $3,995,000, respectively, were outstanding related to these agreements.

The Company accounts for the above agreements in accordance with Accounting Standards Codification (“ASC”) 470-10-25-2 which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the investors.

NOTE 5 — NOTES PAYABLE

Balance December 31, 2014	$300,000
Additions	-
Payments	-
Balance March 31, 2015	$300,000

 On July 5, 2012, the Company signed an unsecured Promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the quarter ended March 31, 2015.  The Company has recorded accrued interest of $82,110 and $74,712 as of March 31, 2015 and December 31, 2014, respectively related to this note.

The Company expensed $7,398 and $7,398 for interest related to this note for the quarters ended March 31, 2015 and 2014, respectively.

NOTE 6 — LOANS FROM RELATED PARTY

The Company has an unsecured revolving promissory note (the “note”) with its CEO which at March 31, 2015 and December 31, 2014 had outstanding balances of $2,787,767 and $2,451,767, respectively.  The note earns an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the quarter ended March 31, 2015, the CEO loaned the Company $573,500 and was repaid $237,500 of principal.   During the quarters ended March 31, 2015 and 2014, $60,737 and $107,141 was expensed in interest. The Company recorded accrued interest of $843,256 and $786,007 in other current liabilities on its condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

NOTE 7— LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the three month periods ended March 31, 2015 and 2014, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to the licensing agreement.

NOTE 8 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of March 31, 2015 and December 31, 2014, the Company had 1,042,753 shares of preferred stock issued and outstanding which had no determinable market value. Each share of preferred stock is convertible into four shares of common stock and do not have any voting rights.

B) Common Stock

The Company’s Articles of Incorporation authorize the issuance of 200,000,000 shares of $0.015 par value common stock. 10,000,000 shares have been designated for an Employee Incentive Plan.  As of March 31, 2015 and December 31, 2014, no awards were issued related to this plan.

As of March 31, 2015 and December 31, 2014, the Company had 81,892,352, shares of common stock issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses. Revenues from the Dolphin Kids Clubs LLC attributable to the noncontrolling interest were $937 and $0 for the quarters ended March 31, 2015 and 2014.  Per the terms of the Operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member is paid $3,000,000.  Based on the revenues earned from the kids clubs during the quarter ended March 31, 2015, the Company recorded in other current liabilities $3,125 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of March 31, 2015 and December 31, 2014, the Company recorded a noncontrolling interest of $2,994,312 and $2,995,249 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 9 — WARRANTS

A summary of warrants issued, exercised and expired during the three months ended March 31, 2015 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2014	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2015	21,000,000	$0.17

On March 10, 2010, T Squared Investments, LLC was issued Warrant “E” for 7,000,000 shares of Dolphin Digital Media, Inc. at an exercise price of $0.25 per share with an expiration date of December 31, 2012.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to Dolphin, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933. (the “Securities Act”).. During the years ended December 31, 2010 and 2011, T Squared Investments LLC paid down a total of $1,625,000 and the current exercise price is $0.0179.

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. T Squared Investments LLC did not make any payments during the quarter ended March 31, 2015 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and an expiration date of September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as Additional paid in capital. The holder of the warrants did not make any payments during the quarter ended March 31, 2015 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 10— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement was effective January 1, 2012 and continued for an initial term of three years, renewable at the option of the CEO for another two years.  Pursuant to the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015.  The agreement states that the CEO will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.   As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets.  Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.  The Company accrued $1,812,500 and $1,750,000 of compensation as Accrued compensation and $380,297 and $336,633 of interest in Other current liabilities on its consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, in relation to this agreement.  For the quarters ended March 31, 2015 and 2014, the Company expensed as interest $43,664 and $37,500, respectively, related to this agreement.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company also provided office space in Los Angeles and Miami.  The arrangement was for a term of April 1, 2013 through December 31, 2014 at an annual fee of $2,000,000.  The agreement was not renewed as the related party no longer required these services.  For the quarter ended March 31, 2014, the Company recorded revenues in the amount of $500,000 related to this agreement.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 and expire September 13, 2015.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179. Note 9 details the terms of these warrants.

During the first quarter of 2015, the Company started production of “South Beach-Fever” using a script owned by an entity wholly owned by our CEO.  The Company agreed to pay the related party $250,000 for the script and the amount has been recorded in deferred production costs.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  During the quarter ended March 31, 2015, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.     The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At March 31, 2015, and December 31, 2014, the Company had a remainder of $40,000 in accruals related to these late filing penalties and is presented as a component of other current liabilities.

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

The Company recorded revenues of $3,750 and $0 during the quarters ended March 31, 2015 and 2014, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan as of March 31, 2015 and December 31, 2014.

NOTE 12 — SUBSEQUENT EVENTS

Subsequent to quarter end, the Company received $1,075,000 in advances from its CEO, and received an additional $1,000,000 from a Loan and Security agreement for its digital project.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content.  In partnership with US Youth Soccer and United Way Worldwide, we also seek to develop online kids clubs.

Revenues

We derived revenue through (1) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division, (2) the provision of production management and back office services to Dolphin Films, an affiliated entity, and (3) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the quarters March 31, 2015 and 2014:

	For the quarter ended March 31,
Revenues:	2015	2014
Production and distribution	-	00.5%
Service	-	99.5%
Membership	100.0%	-
Total revenue	100.0%	100.0%
Total revenues:	$3,750	$502,500

Dolphin Digital Studios

As demonstrated in the table above, during the quarter ended March 31, 2014, our primary sources of revenue were from i) production management and back office services provided to Dolphin Films, an entity directly owned by Mr. O’Dowd, and (ii) the online distribution of web series produced and distributed by Dolphin Digital Studios. By comparison during the quarter ended March 31, 2015, we only generated revenue from our membership activities as our principal project, South Beach-Fever, was in production. We expect that a significant portion of our revenues during 2015 will be derived through Dolphin Digital Studios through the production and release on online platforms of at least one web series. The agreement with an entity directly owned by Mr. O’Dowd ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  Consequently, we will not generate any revenues for these types of services in 2015. We earn production and distribution revenue solely through the following:

●
Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.  During the quarter ended March 31, 2015, we began production of a web series titled “South Beach-Fever” and we received $500,000 as an advance for our Producer’s fee.  We have recorded this advance in deferred revenue until delivery of the project to the online distributor.    During the quarter ended March 31, 2014, we did not produce any digital content and instead, concentrated our efforts in identifying and acquiring the rights to certain properties that we intend to produce for online distribution.  Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

●
Initial Distribution/Advertising Revenue:  As we begin producing web series, we expect we will be able to earn revenues from the distribution of online content on advertising based video on demand (“AVOD”) platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and currently have an agreement to distribute our upcoming web series “South Beach - Fever” through Hulu and ancillary content through AOL.  Pursuant to our agreements with the online platforms, we have received $250,000 as an advance for our share of advertising revenues.  We have recorded this advance in deferred revenue until the release of the digital project which is expected to be in the third quarter of 2015.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and SVOD.  For the quarters ended March 31, 2015 and 2014, we did not derive any significant revenues in ancillary markets from the distribution of projects that were completed in 2012.

●
Sponsorship Revenue:  As a producer, we will generally be eligible to retain between 70% and 100% of any product integration fees or sponsorship revenues, associated with any of our web series.  We derived revenues from sponsorship agreements during the 2012.  During the quarters ended March 31, 2015 and 2014, we did not earn any revenues from product integration.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO in which we agreed to provide management team and back office services until December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.  We also provided office space in Los Angeles and Miami. For the quarter ended March 31, 2014, we recorded revenues in the amount of $0.5 million related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

Online Kids Clubs

We have partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We share in a portion of the membership fees as outlined in our agreements with the various entities.  For the quarters ended March 31, 2015 and 2014, we did not derive any significant revenues from our online kids clubs.   We operate our online kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

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

RESULTS OF OPERATIONS

Quarters ended March 31, 2015 and March 31, 2014

Revenues

For the quarter ended March 31, 2015, we generated all of our revenue from a portion of fees obtained from the sale of memberships to online kids clubs. Revenues derived from the online kids clubs were not significant and we expect to derive a substantial portion of our revenues during 2015 from the production and distribution of web series.  We currently have advertising commitments of approximately $2.4 million and a net producer’s fee of $0.5 million related to our digital web series, “South Beach-Fever”. We have received advances on the advertising commitment and producer’s fee of approximately $0.8 million that has been recorded in deferred revenues as of March 31, 2015. Substantially all of our time and resources were spent on the pre-production and production of our web series, “South Beach-Fever”.  By comparison, during the quarter ended March 31, 2014, we generated revenue from (1) the production and distribution of online digital content and (2) the provision of production management and back office services to Dolphin Films, an affiliated entity.  Furthermore, as stated above, the agreement to provide production management and back office services ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

	For the quarter ended March 31,
Revenues:	2015	2014
Production and distribution	$-	$2,500
Service	-	500,000
Membership	3,750	-
Total revenue	$3,750	$502,500

Revenues from Service decreased by $0.5 million for the quarter ended March 31, 2015.  This was due to not renewing the agreement to provide production management and back office services to our related party.

Expenses

For the quarters ended March 31, 2015 and 2014, our primary operating expenses were direct production costs, general and administrative expenses and payroll expenses.

	For the year ended March 31,
Expenses:	2015	2014
Direct production costs	$-	$1,851
General and administrative	554,794	396,085
Payroll	316,098	410,100
Total expenses	$870,892	$808,036

General and administrative expenses increased by approximately $0.2 million for the quarter ended March 31, 2015 as compared to the same quarter in the prior year.  The increase is mainly due to a fee paid to our advertising and distribution broker related to our web series.

Payroll expenses decreased by approximately $0.1 million for the quarter ended March 31, 2015 as compared to the same quarter in prior year, mostly due to a highly compensated employee that left the Company during the first quarter of 2015 and the capitalization of $0.06 million of payroll costs related to our web series, “South Beach-Fever”.

Other Income and expenses

	For the quarter ended March 31,
Other Income and expenses:	2015	2014
Interest expense	(188,992)	(153,525)
Total	$(188,992)	$(153,525)

Interest expense increased by approximately $0.04 million for the quarter ended March 31, 2015 as compared to the same quarter in prior year, mostly due to interest incurred as a result of the Loan and Security agreements.

Net Loss

Net loss was approximately $1.06 million or $(0.01) per share for the quarter ended March 31, 2015 based on 81,892,352 weighted average shares outstanding as of March 31, 2015 and approximately $0.5 million or $(0.01) per share for the quarter ended March 31, 2014 based on 81,892,352 weighted average shares outstanding as of March 31, 2014.  The increase in net loss between the quarters ended March 31, 2015 and 2014 was related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities increased by approximately $0.3 million from approximately $0.2 million for the quarter ended March 31, 2014 to approximately $(0.1) million for the quarter ended March  31, 2015.  This increase was mainly due to the use of funds related to capitalized production costs increasing by approximately $1.3 million related to the production of our web series.  This was offset by an increase in our cash of approximately $0.7 million mainly due to withholding of our payments on interest accrued for loans and compensation to our CEO. Additionally, we also increased our cash by collecting $0.5 million of a receivable for services to a related party.  Deferred revenue increased by approximately $0.2 million during the quarter ended March 31, 2015 as compared to the same quarter of the prior year due to advances on advertising and production fees related to our web series.

Cash flows used in investing activities did not have any significant changes between the quarter ended March 31, 2015 and the quarter ended March 31, 2014.

Cash flows from financing activities increased by approximately $0.3 million from approximately $(0.1) million for the quarter ended March 31, 2014 to approximately $0.2 million for the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, we received $0.6 million in advances from our CEO and repaid $0.2 of those advances.  In comparison, during the same quarter last year, we did not receive any advances from our CEO and repaid $0.1 million to him.  We received $0.1 million from a Loan and Security agreement and repaid a Loan and Security agreement in the amount of $0.2 million during the first quarter of 2015.

As of March 31, 2015 and March 31, 2014, we had cash of approximately $0.3 million and approximately $0.8 million, respectively, and a working capital deficit of approximately $11.9 million and approximately $8.2 million, respectively.

As discussed earlier, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO, to provide management team and back office services for the period April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  For the quarter ended March 31, 2014, we recorded revenues in the amount of $0.5 million related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  The termination of this agreement will materially decrease our liquidity in 2015.  We expect to generate revenues and cash flows from our other sources of revenue, including the production and distribution of at least one web series.  In addition to the $0.8 million already received as advances for advertising and production fees for our web series, we expect to receive an additional $2.1 million once the production is released through the online platform starting in the third quarter.  We intend to borrow funds from our CEO and other lenders through Loan and Security Agreements to produce a variety of digital projects.

Financing Arrangements

During 2011 and 2012, we secured financing for a slate of projects through Equity Finance Agreements in the amount of $1.0 million that were entered into during 2011 and 2012. Pursuant to the terms of the agreements, we were permitted to invest in projects through December 31, 2012.  These funds were allocated across eleven projects.  Lenders are entitled to receive, from the producers’ gross receipts generated by each of the eleven projects, (i) first, a return of their principal, (ii) second, a preferential return of 15% of their principal and (iii) third, a 50%  split of any additional producers’ gross receipts (with the Company receiving the other 50%).  The agreement defines “producers’ gross receipts” as the net profit of the production after all costs have been paid and after the actors and others have been paid their pro rata share of any subsequent revenue.  Each of the agreements provides that the Company is entitled to earn a producer’s fee of up to $250,000 per production which is considered part of the expenses of the project and paid prior to calculation of the producers’ gross receipts.

Based on the gross producers’ revenues through March 31, 2015, we are not required to pay the lenders any amount in excess of the existing liability already recorded as of March 31, 2015.  Two of the productions were completed as of March 31, 2015 and there was immaterial producer gross receipts generated as defined in the Equity Finance Agreements as of March 31, 2015.  To the extent that we generate additional gross producer revenues subsequent to year end, the lenders would be entitled to receive their pro rata share of such revenue.

During the year ended December 31, 2014 and the quarter ended March 31, 2015, we entered into various Loan and Security Agreements with individual investors totaling $2.8 million to finance the production of our new web series “South Beach – Fever”. Subsequent to quarter ended March 31, 2015, we received $1 million from an additional investor pursuant to a Loan and Security Agreement, in substantially the same form as the Loan and Security Agreement previously filed with the Commision, except that interest is paid through February 29, 2016.   In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in the future profit generated by the series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) in proportion to their loan commitment over the aggregated loan commitment received to the finance the series. The loans earn interest of up to 12% annually which is payable monthly through August 31, 2015, except for new agreement as noted above.

During 2012, we entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the note holder agreed to convert $1.5 million aggregate principal amount of its note into equity of Dolphin Kids Club LLC and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  In exchange the note holder received a 25% membership interest in the newly formed entity.  We hold the remaining 75% and, thus, controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses online kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs LLC has been consolidated in our consolidated financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of March 31, 2015 and December 31, 2014, we recorded a noncontrolling interest of $2,994,312 and $2,995,249, respectively, for the 25% interest in Dolphin Kids Clubs LLC.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2014, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2014, our accumulated deficit as of December 31, 2014 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, project-specific financing and additional sales of our common stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2014 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the three months ended March 31, 2015.

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

Other recent Accounting Standards Updates not effective until after March 31, 2015 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Commission on April 15, 2015, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2015 as follows:

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

●
In connection with the reported inadequately documented review and approval of certain aspects of the accounting process, management has plans to review the current review and approval processes and implement changes to ensure that all material agreements, accounting reconciliations and journal entries are reviewed and approved on a timely basis and that this review is documented by a member of management separate from the preparer. A documented quarter end close procedure will be established whereby management will review and approve reconciliations and journal entries.  Management will formally approve new vendors that are added to the master vendor file.

●
In connection with the reported inadequate segregation of duties, management intends to hire additional personnel in the Accounting and Finance area.  This will allow for adequate segregation of duties in performing the accounting processes.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no changes during the quarter ended March 31, 2015 in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Commission on April 15, 2015.

ITEM 6.   EXHIBITS

No.
10.1	Loan and Security Agreement (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

(1) Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2015.

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.

By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial Officer