Form 10-K/A
period 2014-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2015-05-26
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment #1)

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

Indicate the number of shares outstanding of the registrant’s common stock as of May 22, 2015: 81,892,352.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

Dolphin Digital Media, Inc.(“Dolphin” or the “Company”) is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2015 (the “Original Filing”) solely to include Exhibits 10.2, 10.3, 10.4, 10.6 and 21.1 required by Part IV Item 15 that were inadvertently omitted from the Original Filing.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(3) Exhibits

Exhibit No.	Description	Incorporated by Reference

2.1	Preferred Stock Purchase Agreement between Logica Holdings Inc., T Squared Partners LLC and T Squared Investments LLC., dated October 4, 2007.	Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.
3.1	Articles of Incorporation of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on December 9, 2014.
3.2	Bylaws of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC.	Incorporated herein by reference to Exhibit 4.5 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.
4.2	Letter Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (the “2009 Form 10-K”).
4.3	Subscription Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.7 in the Company’s 2009 Form 10-K.
4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.8 in the in the Company’s 2009 Form 10-K.
10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on January 5, 2011.
10.2	Revolving Promissory Note in favor of William O’Dowd, dated December 31, 2011.	Filed herewith.
10.3	Service Agreement between the Company and Dolphin Films, Inc. dated April 1, 2013.	Filed herewith.
10.4	Employment Agreement between the Company and William O’Dowd dated December 31, 2014.	Filed herewith.
10.5	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
10.6	Form of Equity Purchase Agreement.	Filed herewith.
14.1	Amended and Restated Code of Ethics for Senior Financial Officers.	Incorporated herein by reference to Exhibit 14.1 in the Company’s Current Report on Form 8-K, filed on October 30, 2014.
21.1	List of Subsidiaries of the Company.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.INS	XBRL Instance Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.SCH	XBRL Taxonomy Extension Schema Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

Date: May 22, 2015	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer