Form 10-Q
period 2015-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2015-11-20
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding was 81,892,352 as of November 20, 2015.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of September 30, 2015	As of December 31 2014

Current
Cash and cash equivalents	$633,108	$198,470
Prepaid Expenses	-	2,339
Receivable and other current assets	1,380,352	479,924
Total Current Assets	2,013,460	680,733

Capitalized production costs	958,773	693,526
Property and equipment	61,275	77,690
Deposits	41,291	41,291
Total Assets	$3,074,799	$1,493,240

LIABILITIES
Current
Accounts payable	$257,124	240,736
Other current liabilities	2,726,411	1,547,580
Accrued compensation	1,937,500	1,750,000
Debt	5,145,000	3,995,000
Loan from related party	3,979,267	2,451,767
Note payable	300,000	300,000
Total Current Liabilities	14,345,302	10,285,083

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 200,000,000 shares authorized,	1,228,385	1,228,385
81,892,352 issued and outstanding at September 30, 2015 and December 31, 2014
Preferred stock $0.001 par value, 10,000,000 shares authorized
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753	1,043	1,043
at September 30, 2015 and December 31, 2014
Additional paid in capital	25,544,174	25,544,174
Accumulated deficit	(41,024,102)	(38,560,694)
Total Dolphin Digital Media, Inc. Deficit	$(14,250,500)	$(11,787,092)
Non-controlling interest	2,979,997	2,995,249
Total Stockholders' Deficit	$(11,270,503)	$(8,791,843)
Total Liabilities and Stockholders' Deficit	$3,074,799	$1,493,240

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Production	$2,380,296	$-	$2,380,412	$51,192
Service	-	500,000	-	1,500,000
Membership	45,000	16,502	61,011	16,502
Total revenues	2,425,296	516,502	2,441,423	1,567,694

Expenses:
Direct costs	1,334,311	113,472	1,334,311	159,539
General and administrative	793,359	351,794	1,869,195	1,194,174
Payroll	375,161	414,703	1,028,836	1,216,108
Loss before other expenses	(77,535)	(363,467)	(1,790,919)	(1,002,127)

Other expenses	-	-	-	-
Interest expense	(263,784)	(172,132)	(657,237)	(478,112)
Net loss	(341,319)	(535,599)	(2,448,156)	(1,480,239)

Net income attributable to noncontrolling interest	$11,250	$4,126	$15,253	$4,126
Net loss attributable to Dolphin Digital Media, Inc.	(352,569)	(539,725)	(2,463,409)	(1,484,365)
Net loss	$(341,319)	$(535,599)	$(2,448,156)	$(1,480,239)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares used in share calculation	81,892,352	81,892,352	81,892,352	81,892,352

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,448,156)	$(1,480,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,415	12,832
Amortization of capitalized production costs	1,334,311	37,897
Impairment of capitalized production costs	-	113,472
Changes in operating assets and liabilities:
Receivables and other current assets	(900,428)	(32,814)
Prepaid expenses	2,339	6,680
Capitalized production costs	(1,599,558)	(29,504)
Deposits	-	(32,338)
Accrued compensation	187,500	187,500
Accounts payable	16,388	(138,433)
Other Current Liabilities	1,148,327	488,986
Net Cash Used in Operating Activities	(2,242,862)	(865,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(73,850)
Net Cash Used In Investing Activities	-	(73,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(35,000)
Advances from loan and security agreements	1,400,000	2,090,000
Repayment of loan and security agreements	(250,000)	-
Advances from related party	2,550,000	-
Repayment to related party	(1,022,500)	(1,376,856)
Repayment of debt	-	(35,000)
Net Cash Provided by Financing Activities	2,677,500	643,144

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	434,638	(296,667)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,470	706,641
CASH AND CASH EQUIVALENTS, END OF PERIOD	$633,108	$409,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$227,298	$15,750

 DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 .

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the nine months ended September 30, 2015 of $2,448,156. As of September 30, 2015, the Company recorded an accumulated deficit of $41,024,102.  Further, the Company has a working capital deficit of $12,331,842 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations.  The Company is dependent upon funds from private investors and support of certain stockholders.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis.  The Company expects to derive additional revenues from these digital productions in the fourth quarter of 2015.  Subsequent to the third quarter end, the Company received $247,500 in loans from its CEO.  It also received $8,750 from its kids club business and it expects to see an increase in these revenues during 2016.  There can be no assurances that such income will be realized in future periods.

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

For the three and nine months ended September 30, 2015, revenues earned from web series were $2,380,296 and $2,380,412, respectively, and for the three and nine months ended September 30, 2014 were $0 and $51,192, respectively. The Company amortized capitalized production costs during the three and nine months ended September 30, 2015 of $1,334,311 related to “South Beach – Fever” using the individual-film-forecast computation method. For the three and nine months ended September 30, 2014, the amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual-film-forecast computation method in the amount of $113,472 and $159,539, respectively, related to a production previously released.

During the quarter ended September 30, 2015, the Company released its web series, “South Beach-Fever”.  The Company recorded $2,380,296 of revenues related to this production for the three and nine months ended September 30, 2015.  Total capitalized production costs, including capitalized payroll and interest, related to this production as of September 30, 2015, net of accumulated amortization of $1,334,311 was $310,246.

In addition, the Company entered into agreements with writers to develop scripts for other digital web series productions and has deferred $648,526 and $693,526 in capitalized production costs as of September 30, 2015 and December 31, 2014 associated with these scripts.  These projects were not yet in production as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, respectively, the Company has total capitalized production costs of $958,773 and $693,526, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment.

Receivables and Other Current Assets

The Company recorded $1,380,352 and $479,924 in receivables and other current assets on its consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.  These amounts were primarily comprised of receivables from advertising revenue sharing from its production, the sale of licensing rights in foreign territories of its productions, a receivable from an agreement with a related party and amounts due for online memberships to kids clubs.  During the nine months ended September 30, 2015, the Company received $467,000 from a related party in payment of the December 31, 2014 open receivable.

NOTE 4 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Group Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Group Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Group Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Group Kids Club. For the three and nine months ended September 30, 2015 and 2014, there were no significant revenues generated or costs incurred related to these Group Kids Clubs.  The Company made payments totaling $0 and $35,000, respectively, to one of the parties to these agreements during the nine months ended September 30, 2015 and 2014, respectively.

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2015 and December 31, 2014.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of September 30, 2015 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of September 30, 2015 and 2014.  The costs of all productions not completed have been capitalized and included in the consolidated balance sheet as capitalized production costs.

During the year ended December 31, 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $2,940,000 which the Company is using to finance a current production.  During the nine months ended September 30, 2015, the Company entered into additional Loan and Security Agreements for $1,400,000 and repaid an investor in the amount of $250,000.  In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series).  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015, with the exception of one agreement that pays interest through February 29, 2016. Pursuant to the terms of the agreement, the Company exercised its option to extend the maturity date of the loan to August 31, 2016 and accrue interest at 1.25% over the stated rate.    As of September 30, 2015 and 2014, respectively, the Company recorded $53,811 and $12,923 as accrued interest on its consolidated balance sheets.  The Company recorded $108,549 and $21,234 respectively, of interest expense for the three months ended September 30, 2015 and 2014 and $275,960 and $21,234 for the nine months ended September 30, 2015 and 2014 on the consolidated statement of operations related to these agreements.

As of September 30, 2015 and December 31, 2014, $5,145,000 and $3,995,000, respectively, were outstanding related to these agreements.

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

NOTE 5 — NOTES PAYABLE

Balance December 31, 2014	$300,000
Additions	-
Payments	-
Balance September 30, 2015	$300,000

 On July 5, 2012, the Company signed an unsecured Promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the three and nine months ended September 30, 2015.  The Company has recorded accrued interest of $97,150 and $74,712 as of September 30, 2015 and December 31, 2014, respectively related to this note.

The Company expensed $7,562 and $7,562 respectively for the quarters ended September 30, 2015 and 2014 and $22,438 and $22,438 respectively for the nine months ended September 30, 2015 and 2014 for interest related to this note.

NOTE 6 — LOANS FROM RELATED PARTY

The Company has an unsecured revolving promissory note (the “note”) with its CEO which at September 30, 2015 and December 31, 2014 had outstanding balances of $3,979,267 and $2,451,767, respectively.  The note earns an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three and nine months ended September 30, 2015, respectively, the CEO loaned the Company $701,500 and $2,550,000 and was repaid $400,000 and $1,022,500 of principal.   During the three and nine months ended September 30, 2015, $98,689 and $248,130 was expensed in interest and during the three and nine months ended September 30, 2014, $95,392 and $306,998 was expensed in interest. The Company recorded accrued interest of $1,034,671 and $786,007 in other current liabilities on its condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

NOTE 7— LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc.(“Dolphin Entertainment”) royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the three and nine month periods ended September 30, 2015 and 2014, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to the licensing agreement.

NOTE 8 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of September 30, 2015 and December 31, 2014, the Company had 1,042,753 shares of preferred stock issued and outstanding which had no determinable market value. Each share of preferred stock is convertible into four shares of common stock and does not have any voting rights.

B) Common Stock

The Company’s Articles of Incorporation authorize the issuance of 200,000,000 shares of $0.015 par value common stock. 10,000,000 shares have been designated for an Employee Incentive Plan.  As of September 30, 2015 and December 31, 2014, no awards were issued related to this plan.

 As of September 30, 2015 and December 31, 2014, the Company had 81,892,352, shares of common stock issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations.   The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin will be responsible for paying all associated operating expenses. Revenues from the Dolphin Kids Clubs LLC attributable to the noncontrolling interest were $11,250 and $4,126 for the quarters ended September 30, 2015 and 2014 and $15,253 and $4,126 for the nine months ended September 30, 2015 and 2014, respectively.  Per the terms of the operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member is paid $3,000,000.  Based on the revenues earned from the kids clubs during the quarter ended September 30, 2015, the Company recorded in other current liabilities $28,631 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of September 30, 2015 and December 31, 2014, the Company recorded a noncontrolling interest of $2,979,997 and $2,995,249 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 9 — WARRANTS
A summary of warrants issued, exercised and expired during the nine months ended September 30, 2015 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2014	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2015	21,000,000	$0.17

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

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared Investments LLC did not make any payments during the quarter ended September 30, 2015 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants to an unrelated party with an exercise price of $0.25 per share and an expiration date of September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as Additional paid in capital. The Company agreed to extend the warrants for a period of three years until September 13, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the quarter ended September 30, 2015 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 10— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement was effective January 1, 2012 and continued for an initial term of three years, renewable at the option of the CEO for another two years.  Pursuant to the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015.  The agreement states that the CEO will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO is eligible to participate in all of the Company’s benefit plans offered to its employees.   As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets.  Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.  The Company accrued $1,875,000 and $1,937,500 of compensation as accrued compensation and $473,784 and $336,633 of interest in other current liabilities on its consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, in relation to this agreement.  For the quarters ended September 30, 2015 and 2014, the Company expensed as interest $47,780 and $41,478, respectively, and $137,152 and $118,453, respectively during the nine months ended September 30, 2015 and 2014, related to this agreement.

The Company entered into an agreement with a related party to provide services of its management team and back office.  The Company provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company also provided office space in Los Angeles and Miami.  The arrangement was for a term of April 1, 2013 through December 31, 2014 at an annual fee of $2,000,000.  The agreement was not renewed as the related party no longer required these services.  For the three and nine months ended September 30, 2014, the Company recorded revenues in the amount of $500,000 and $1,500,000 related to this agreement.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 and expire December 31, 2018.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179. Note 9 details the terms of these warrants.

During the first quarter of 2015, the Company started production of “South Beach-Fever” using a script owned by an entity wholly owned by our CEO.  The Company agreed to pay the related party $250,000 for the script and the amount has been recorded in deferred production costs.  The production was released in July, 2015.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  As of September 30, 2015, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.     The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At September 30, 2015, and December 31, 2014, the Company had a remainder of $40,000 in accruals related to these late filing penalties and is presented as a component of other current liabilities.

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

The Company recorded revenues of $45,000 and $16,502 during the quarters ended September 30, 2015 and 2014, respectively, and $61,011 and $16,502for the nine months ended September 30, 2015 and 2014, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan as of September 30, 2015 and December 31, 2014.

NOTE 12 — SUBSEQUENT EVENTS

Subsequent to quarter end, the Company received $247,500 in advances from its CEO.

On October 14, 2015, the Company and DDM Merger Sub, Inc. ("Merger Subsidiary"), a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films, Inc. and Dolphin Entertainment, Inc. both entities owned by a related party.  Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger.  As a result of the Merger, the Company will acquire Dolphin Films.  As consideration for the Merger, the Company will issue 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Merger Consideration”) to Dolphin Entertainment. The Series C Convertible Preferred Stock will be a new designation of preferred shares effectuated by an amendment to the Company’s Articles of Incorporation. The Merger is contingent on shareholder approval that the Company expects will take place in the first quarter of 2016.

In connection with the Merger, on October 16, 2015, the Company and T Squared Partners LP (“T Squared”) entered into a Preferred Stock Exchange Agreement pursuant to which the Company agreed to issue 1,000,000 shares of Series B Convertible Preferred Stock to T Squared in exchange for 1,042,753 shares  of Series A Convertible Preferred Stock, previously issued to T Squared. The exchange of shares of Series B Convertible Preferred Stock for shares of Series A Convertible Preferred Stock will take place at the effective time of the Merger, which is when the plan of merger to be filed by the parties with the Secretary of State of the State of Florida becomes effective.

On October 19, 2015, the Company filed Articles of Amendment to its Articles of Incorporation to designate its Series B Convertible Preferred Stock, par value $0.10 per share.  Each share of Series B Convertible Preferred Stock is exercisable into nineteen shares of common stock of the Company.  The Series B Convertible Preferred Stock has a liquidation value of $0.10 per share, has dividend rights on parity with the Company’s common stock and has no voting rights.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content.  In partnership with US Youth Soccer and United Way Worldwide, we also seek to develop online kids clubs.

On October 14, 2015, we and DDM Merger Sub, Inc., our wholly owned subsidiary, entered into a merger agreement with Dolphin Films, Inc. and Dolphin Entertainment, Inc., both entities owned by a related party.  Pursuant to the merger agreement, DDM Merger Sub, Inc. will merge with and into Dolphin Films, Inc. with Dolphin Films, Inc. surviving the merger.  As a result of the merger, we will acquire Dolphin Films, Inc., a content producer in the motion picture industry.  As consideration for the merger, we plan to issue 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of newly designated Series C Convertible Preferred Stock to Dolphin Entertainment, Inc.  We expect that the merger, which is contingent on shareholder approval, will take place in the first quarter of 2016.

Revenues

We derived revenue through (1) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division and (2) a portion of fees obtained from the sale of memberships to online kids clubs. During 2014, we also provided production management and back office services to Dolphin Films, an affiliated entity, and the table below sets forth the components of revenue for the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
Revenues:	Three months ended	Nine months ended	Three months ended	Nine months ended
Production and distribution	98.0%	98.0%	-	3.0%
Service	-	-	97.0%	96.0%
Membership	2.0%	2.0%	3.0%	1.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Total revenues (in USD)	$2,425,296	$2,441,423	$516,502	$1,567,694

Dolphin Digital Studios

As demonstrated in the table above, during the three and nine months ended September 30, 2014, our primary sources of revenue were from i) production management and back office services provided to Dolphin Films, an entity directly owned by our CEO, (ii) the online distribution of web series produced and distributed by Dolphin Digital Studios and (iii) revenues from the sale of memberships to online kids clubs. By comparison during the three and nine months ended September 30, 2015, we generated revenue primarily from the online distribution of web series produced and distributed by Dolphin Digital Studios and some revenues from  our membership activities.

We expect that a significant portion of our revenues for the remainder of 2015 and 2016 will be derived through Dolphin Digital Studios with the production and release of additional web series on online platforms. The agreement with an entity directly owned by our CEO ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.  Consequently, we will not generate any revenues for these types of services in 2015. We earn production and distribution revenue solely through the following:

●
Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.  During the nine months ended September 30, 2015, we completed production and released our web series titled “South Beach-Fever”. We received $500,000 as an advance for our producer’s fee which had been recorded in deferred revenue and upon delivery and exploitation of the web series in July 2015, we recorded the revenues during the quarter ended September 30, 2015.  During the quarter ended September 30, 2014, we did not produce any digital content and instead, concentrated our efforts in identifying and acquiring the rights to certain properties that we intend to produce for online distribution.  Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

●
Initial Distribution/Advertising Revenue:  We earn revenues from the distribution of online content on advertising based video on demand (“AVOD”) platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and currently have an agreement to distribute our web series “South Beach - Fever” through Hulu and ancillary content through AOL. Pursuant to our agreements with the online platforms, we have recorded revenues from advertising for the three and nine months ended September 30, 2015 of $1.9 million of which $0.5 million has been received.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video on demand (“SVOD”).  For the three and nine months ended September 30, 2014, we derived $0.05 million of revenues in ancillary markets from the distribution of projects that were completed in 2012. No revenues from this source have been derived during the three and nine months ended September 30, 2015, as our project is contractually obligated to remain in the initial distribution window for a period of at least six months.

●
Sponsorship Revenue:  As a producer, we will generally be eligible to retain between 70% and 100% of any product integration fees or sponsorship revenues, associated with any of our web series.  We derived revenues from sponsorship agreements during 2012.  During the three and nine months ended September 30, 2015 and 2014, we did not earn any revenues from product integration.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO in which we agreed to provide management team and back office services until December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.  We also provided office space in Los Angeles and Miami. For the three and nine months ended September 30, 2014, we recorded revenues in the amount of $0.5 million and $1.5 million, respectively, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

Online Kids Clubs

  We have partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We share in a portion of the membership fees as outlined in our agreements with the various entities.  For the three and of nine months ended September 30, 2015, we recorded $.05 million and $.06 million, respectively, from our online kids clubs and no revenues for the three and nine months ended September 30, 2014.  We operate our online kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

Expenses

Our expenses consist primarily of (1) direct costs, (2) general and administrative expenses and (3) payroll expenses.

Direct costs include amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production.  Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the digital production in certain ancillary markets.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015 and September 30, 2014

Revenues

For the three and nine months ended September 30, 2015, we generated substantially all of our revenue from the distribution of our digital web series.    We also generated revenues from a portion of fees obtained from the sale of memberships to online kids clubs. We currently have advertising commitments of approximately $2.9 million of which we have earned $1.9 million during the three months ended September 30, 2015.  In addition, we have earned a net producer’s fee of $0.5 million related to our digital web series, “South Beach-Fever”. During 2015, substantially all of our time and resources were spent on the production and post-production of our web series, “South Beach-Fever”.  By comparison, during the nine months ended September 30, 2014, we generated revenue from (1) the production and distribution of online digital content and (2) the provision of production management and back office services to Dolphin Films, an affiliated entity.  Furthermore, as stated above, the agreement to provide production management and back office services ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed.

	September 30, 2015		September 30, 2014
Revenues:	Three months ended	Nine months ended	Three months ended	Nine months ended
Production and distribution	$2,380,296	$2,380,412	$-	$51,192
Service	-	-	500,000	1,500,000
Membership	45,000	61,011	16,502	16,502
Total revenues:	$2,425,296	$2,441,423	$516,502	$1,567,694

Revenues from production and distribution increased by $2.4 million and $2.3 million, respectively for the three and nine months ended September 30, 2015 as compared to the prior year due to the release of our digital web series.

Revenues from service decreased by $0.5 million and $1.5 million, respectively for the three and nine months ended September 30, 2015.  This was due to not renewing the agreement to provide production management and back office services to our related party after its expiration on December 31, 2014.

Expenses

For the three and nine months ended September 30, 2015 and 2014, our primary operating expenses were direct costs, general and administrative expenses and payroll expenses.

	September 30, 2015		September 30, 2014
Expenses:	Three months ended	Nine months ended	Three months ended	Nine months ended
Direct costs	$1,334,311	$1,334,311	$113,472	$159,539
General and administrative	793,359	1,869,195	351,794	1,194,174
Payroll	375,161	1,028,836	414,703	1,216,108
Total expenses	$2,502,831	$4,232,342	$879,969	$2,569,821

Direct costs increased by approximately $1.2 million for each of the three and nine months ended September 30, 2015 as compared to the prior year due to the amortization of deferred production costs of our digital web series, which was released in July 2015.

General and administrative expenses increased by approximately $0.4 million for the quarter ended September 30, 2015 as compared to the same quarter in the prior year and $0.7 million for the nine months ended September 30, 2015 as compared to the same period in the prior year.  The quarterly increase is mainly due to a fee paid to our advertising and distribution broker related to our web series. The year to date increase is mainly due to a fee paid to our advertising and distribution broker related to our web series and the fee paid to acquire certain financing for our digital projects.

Payroll expenses decreased by approximately $0.04 million for the quarter ended September 30, 2015 as compared to the same quarter in the prior year and by approximately $0.2 million for the nine months ended September 30, 2015 as compared to the same period in prior year mostly due to a highly compensated employee that left the Company during the first quarter of 2015 and the capitalization of $0.06 million for the nine months ended September 30, 2015 of payroll costs related to our web series, “South Beach-Fever”.

Other Income and expenses

	September 30, 2015		September 30, 2014
Other Expenses:	Three months ended	Nine months ended	Three months ended	Nine months ended
Interest expense	$263,784	$657,237	$172,132	$478,112

Interest expense increased by approximately $0.1 million for the quarter ended September 30, 2015 as compared to the same quarter in prior year, and by approximately $0.2 million for the nine months ended September 30, 2015 as compared to the same period in the prior year, mostly due to interest incurred as a result of the Loan and Security agreements.

Net Loss

Net loss was approximately $2.4 million or $(0.03) per share for the nine months ended September 30, 2015 based on 81,892,352 weighted average shares outstanding as of September 30, 2015 and approximately $1.5 million or $(0.02) per share for the nine months ended September 30, 2014 based on 81,892,352 weighted average shares outstanding as of September 30, 2014.  The increase in net loss between the nine months ended September 30, 2015 and 2014 was related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities increased by approximately $1.4 million from approximately $(0.8) million used during the nine months ended September 30, 2014 to approximately $(2.2) million used during  the nine months ended September 30, 2015.  This increase was mainly due to the use of funds related to capitalized production costs increasing by approximately $1.5 million related to the production of our web series and an increase in receivables mainly due to advertising revenues of $0.8 million.  These increases are offset by an increase in other current liabilities of $0.8 million primarily due to accrued interest on loan and security agreements and fees owed to our advertising and distribution broker.

Cash flows used in investing activities decreased by approximately $0.07 million as we did not acquire any capital assets during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we acquired office furniture and made leasehold improvements to our Los Angeles office in the amount of $0.07 million.

Cash flows from financing activities increased by approximately $2.0 million from approximately $0.7 million for the nine months ended September 30, 2014 to approximately $2.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we received $2.5 million in advances from our CEO and repaid $1.0 million of those advances.  In comparison, during the same quarter last year, we did not receive any advances from our CEO and repaid $1.4 million to him.  We received $2.1 million from Loan and Security agreements and repaid debt and notes payable totaling $0.07 million.

As of September 30, 2015 and September 30, 2014, we had cash of approximately $0.6 million and approximately $0.4 million, respectively, and a working capital deficit of approximately $12.3 million and approximately $9.1 million, respectively.

As discussed earlier, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO, to provide management team and back office services for the period April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  For the nine months ended September 30, 2014, we recorded revenues in the amount of $1.5 million related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged had been completed.  The termination of this agreement has materially decreased our liquidity during 2015.  We expect to begin to generate cash flows from our other sources of revenue, including the production and distribution of at least one web series.  In addition to the $1.0 million already received as advances for advertising and production fees for our web series, we expect to receive, prior to year end, an additional $1.4 million earned during the third quarter and $0.5 million after year end.  We intend to borrow funds from our CEO and other lenders through Loan and Security Agreements to produce a variety of digital projects.

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

Based on the gross producers’ revenues through September 30, 2015, we are not required to pay the lenders any amount in excess of the existing liability already recorded as of September 30, 2015.  Two of the productions were completed as of September 30, 2015 and there was immaterial producer gross receipts generated as defined in the Equity Finance Agreements as of September 30, 2015.  To the extent that we generate additional gross producer revenues subsequent to year end, the lenders would be entitled to receive their pro rata share of such revenue.

During the year ended December 31, 2014 and the nine months ended September 30, 2015, we entered into various Loan and Security Agreements with individual investors totaling $4.0 million to finance the production of our new web series “South Beach – Fever”.   In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in the future profit generated by the series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) in proportion to their loan commitment over the aggregated loan commitment received to the finance the series. The loans earn interest of up to 12% annually which is payable monthly through August 31, 2015, except for one agreement which is through February 29, 2015. During the quarter ended September 30, 2015 and pursuant to the terms of the agreements, we exercised our option to extend the maturity date of the Loan and Security agreements to August 31, 2016 and began accruing interest at 1.25% over the stated rate.

During 2012, we entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the note holder agreed to convert $1.5 million aggregate principal amount of its note into equity of Dolphin Kids Club LLC and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  In exchange the note holder received a 25% membership interest in the newly formed entity.  We hold the remaining 75% and, thus, controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses online kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs LLC has been consolidated in our consolidated financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of September 30, 2015 and December 31, 2014, we recorded a noncontrolling interest of $2,979,997 and $2,995,249, respectively, for the 25% interest in Dolphin Kids Clubs LLC.

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

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2014 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the nine months ended September 30, 2015.

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

Other recent Accounting Standards Updates not effective until after September 30, 2015 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements include:

1.	our expectations concerning our ability to derive future cash flows and revenues from the production, release and advertising of future web series on online platforms;

2.	our expectation regarding the receipt and timing of advertising and production revenues from existing agreements;

3.	our expectations regarding an increase in revenues from our kids clubs during 2016;

4.	our intention to borrow funds from our CEO, private investors and other lenders to produce our digital projects;

5.	our expectations regarding the consummation of the merger, including the timing of completion of the merger;

6.	our intention to implement improvements to address material weaknesses in internal control over financial reporting, including hiring additional accounting and finance personnel; and

7.	our expectations concerning the impact of recent Accounting Standards Updates on our financial position or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

1.	unpredictability of the commercial success of our future web series;

2.	economic factors that affect advertising, production and distribution revenue in the online industry;

3.	continuing industry demand for online digital entertainment;

4.	our ability to identify, produce and develop online digital entertainment that meets the industry demand;

5.	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;

6.	availability of financing from our CEO and other investors under favorable terms to fund our digital projects;

7.	our ability to adequately address material weaknesses in internal control over financial reporting, including our ability to attract and hire appropriate accounting and finance personnel;

8.	the ability of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue;

9.	our ability to obtain shareholder approval as required for the Merger;

10.	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

11.	other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all; and

12.	our ability to accurately predict the impact of recent Accounting Standards Updates on our financial position or results of operations.

Any forward-looking statements, which we make in this Form 10-Q, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.  The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to our forward-looking statements as a result of being a penny stock issuer.

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

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporated by Reference

3.1(a)	Amended Articles of Incorporation of Dolphin Digital Media, Inc. dated October 19, 2015.	Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	Interactive Data File	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 20, 2015.

Dolphin Digital Media Inc.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial Officer