Form 10-K
period 2015-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2016-03-31
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,570,658

Indicate the number of shares outstanding of the registrant’s common stock as of March 31, 2016: 118,375,502

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS
FORM 10-K

PART I

ITEM 1.    BUSINESS.

Overview

Dolphin Digital Media, Inc. (“Dolphin”) is dedicated to the production of high-quality digital content.  Dolphin Digital Studios, a division of ours, is a producer of original, high quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.  Dolphin has also partnered with US Youth Soccer Association, Inc, a nonprofit corporation (“US Youth Soccer”) and United Way Worldwide, a worldwide philanthropic organization, to develop online kids clubs for several organizations.

On March 7, 2016, Dolphin, DDM Merger Sub, Inc, our wholly owned subsidiary (“DDM Merger Sub”), Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Entertainment, Inc. (“Dolphin Entertainment”) completed our previously announced merger (the “Merger”) in accordance with the Agreement and Plan of Merger, dated October 14, 2015 (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, DDM Merger Sub merged with and into Dophin Films with Dolphin Films surviving the Merger.  As a result of the Merger, we acquired Dolphin Films, which is a content producer in the motion picture industry.  As consideration for the Merger, we issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock to Dolphin Entertainment.  Mr O’Dowd, our President, Chairman and Chief Executive Officer is the founder, president and sole shareholder of Dolphin Entertainment.  The Merger Agreement was approved by our shareholders.

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

Dolphin Digital Studios

Dolphin Digital Studios is our digital entertainment division which creates original content to premiere online and has been our primary focus during the year ended December 31, 2015.  Substantially all of our operating income and expenses during the twelve months ended December 31, 2015 were related to Dolphin Digital Studios. Dolphin Digital Studios is instrumental in producing, distributing and sourcing financing for our projects.

Dolphin Films

Dolphin Films is a content producer of motion pictures.  In 2014, we completed our first motion picture, “Max Steel” that we expect will be released in late summer of 2016.  We also own the rights to several scripts that we intend to produce at a future date.

Production

Our in house development team is continuously reviewing scripts for digital projects that are directed at one of  our target demographics and that we believe we can produce within our normal planned budget range of $3.0 to $5.0 million.  Our budget typically includes costs associated with purchase of the script, production of the project and marketing of the project.  Occasionally, we will also hire writers to develop a script for an idea that we have internally.   From the selection provided by our development team,  our management reviews the scripts and evaluates them based on expected appeal to advertisers, talent we think we can attract, available budget for the production and available financing.  We normally purchase a variety of scripts which we hold for future use.  Not all scripts purchased will be produced.  Some scripts revert back to the writer if they are not produced during a contractually agreed upon timeframe.  During 2015, we produced and premiered South Beach-Fever,  a 90 minute soap opera set amidst dueling record labels in Miami, on Hulu.

Once we have a stable of scripts, we present a variety of projects, based on these scripts, to online platforms such as Hulu, AOL, and Yahoo!.  The online platform will typically evaluate the project based on its estimation of potential demand, considering the genre or demographic to which they are looking to appeal.  Once a project is selected by the online platform, we enter into a distribution agreement with the online platform that outlines, among other things, our revenue share percentages (typically between 30% and 45%) and the length of time that the show will air on that online platform.  Based on agreements with the online platiforms and advertisers, our management then makes the decision to “greenlight” or to approve, a project for production.

Our aim is to produce young adult and family films and our in-house development team reviews scripts for motion pictures in this genre that can be produced within a budget range of $6.0 to $9.0 million.  Our budget includes the cost of acquiring the script and producing the motion picture.  We financed our motion picture with funds from investors and the financing of international licensing agreements for the picture.

The production of digital projects and motion pictures is very similar.  Once management greenlights a project, the pre-production phase including the hiring of a director, talent, various crew and securing locations to film begins.   We may become signatories to certain guilds such as Screen Actors Guild, Directors Guild of America and Writers Guild of America in order to allow us to hire directors and talent for our productions. We typically hire crew members directly, engage a production service company to provide us with, among other things, the crew, equipment and a production office or use a combination of the two alternatives.   Directors and talent are typically compensated a base amount for their work. In addition, directors and talent who are members of various guilds may receive remuneration from “residuals” that we pay to the various guilds based on the performance of our productions in ancillary markets. To better manage our upfront production costs, we sometimes structure our agreements with talent to allow them to participate in the proceeds of the digital project or motion picture in exchange for reduced upfront fixed payments, regardless of the project’s success.

The decision of where to produce the project is oftentimes based on incentive tax programs implemented by many states and foreign countries to attract film production in their jurisdictions as a means of economic development.  These incentives normally take the form of sales tax refunds, transferable tax credits, refundable tax credits or cash rebates that are calculated based on a percentage spent in the jurisdiction offering the incentive.   The pre-production phase may take several months and is critical to the success of the project.

The length of time needed to film varies by project but is typically between three and six weeks.  Once the filming is completed, the project will enter the post-production phase, which includes film and sound editing, and development of special effects, as needed.   Depending on the complexity of the work to be done, post-production may take from two to six months to complete.

In the last four years, we produced and distributed “Cybergeddon” in partnership with Anthony Zuiker, creator of CSI, “Hiding”,  and“South Beach- Fever”,   and were hired to provide production services for “Aim High” produced by a related party in conjunction with Warner Brothers.   These productions earned various awards including two Streamy Awards.   Dolphin Films produced the motion picture, “Max Steel” that we expect will be released in 2016.

During the first quarter of 2016, we entered into a co-production agreement for an upcoming digital series.  The series, comprised of six episodes is expected to be produced during the second quarter of 2016 and is anticipated to be released in the third or fourth quarter of 2016.  Pursuant to the agreement, we are responsible for 50% of the budget which is approved by us and our production partner. In addition, we are responsible for (a) producing; (b) negotiating and contracting the talent; (c) securing locations; (d) preparing the production and delivery schedules; (e) identifying an securing digital distribution; (f) soliciting and negotiating advertising and sponsorships; (g) legal and business affairs and (h) managing and maintaining the production account.

Other projects are currently being evaluated and we plan to greenlight at least one additional project to be produced during 2016.

Distribution

Our digital productions for advertiser supported video-on-demand (“AVOD”) platforms have premiered on online platforms such as Hulu.  Distribution agreements with online platforms are for a limited period, typically six months.  Once the contract expires, we have the ability to distribute our productions in ancillary markets such as through home entertainment, subscription video-on-demand (“SVOD”) (e.g. Netflix), pay television, broadcast television, foreign and other markets.  Our ability to distribute these productions in ancillary markets is typically based on the popularity of the project during its initial on-line distribution.

Similar to distribution of digital productions described above, the economic life of motion pictures is comprised by different phases.  The motion picture is initially distributed in theaters.  A successful motion picture may remain in theaters for several months and then we have the ability to distribute the motion picture in ancillary markets such as home entertainment, pay-per-view (“PPV”), video-on-demand (“VOD”), electronic-sell-through (“EST”), subscription video-on-demand (“SVOD”), advertiser-supported video-on-demand (“AVOD”), digital rentals, pay television, broadcast television, foreign and other markets.  Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets.

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures.  We currently have an agreement with a distributor that can place our movies in theaters for a distribution fee.  Pursuant to the agreement, the distribution fee varies depending on whether we provide our own Prints and advertising (“P&A”) funding or whether the distributor will fund the P&A.  We intend to spend between $18 and $25 million to distribute “Max Steel” in approximately 2,000 screens nationwide.  We have sold the licensing rights to the motion picture in certain international territories and we expect that the movie will be released simultaneously with the domestic release in some of these territories.  As part of our domestic distribution arrangement, we will derive revenues from the ancillary markets described above based on the performance of the movie in the domestic box office.

Financing

We have financed our acquisition to the rights of certain digital projects and productions through a variety of financing structures including Equity Finance Agreements and Loan and Security Agreements.  We earned advertising and producer fee revenues of approximately $2.2 million, net of our commissions, for our “South Beach - Fever” web series during 2015.

We financed our production of “Max Steel” using funds from investors and loans partially collateralized by licensing agreements for the exploitation of the motion picture in certain international territories.

Online Kids Clubs

Through our online kids clubs we seek to partner with various organizations to provide an online destination for entertainment and information for kids. Through online memberships established “brands” in the children’s space seek to to expand their existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  Premium entertainment offerings such as original web series, we expect will serve to both increase audiences through positive word of mouth and to increase engagement, or length of time on site.  Furthermore, we expect that the online kids clubs will serve as a platform for sponsorship and other marketing opportunities, such as contests and sweepstakes and as strong marketing vehicles for the respective brands, as they keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

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

In 2013, we entered into an agreement with United Way Worldwide  to create an online kids club which promotes the organization’s philanthropic philosophy and encourages literacy in elementary school age children.  According to various studies, high school drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop out of high school (a rate which increases to 10x for minority children). In the U.S., nearly 60% of fourth graders are not reading at their grade level. Our online kids club offers reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency. We have also partnered with Scholastic Books to provide to schools sponsored by a donor, a location in the school that is transformed into a reading room (the “Reading Oasis”).

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

We operate our kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, Inc., an entity, at the time indirectly owned by our CEO, in which we agreed to provide management team and back office services through December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, in addition to legal support and domestic and international sales support.  We also provided office space in Los Angeles and Miami.  For the year ended December 31, 2014, we recorded revenues in the amount of $2.0 million, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015, as the specific projects for which our services were engaged were completed. As discussed earlier, on March 7, 2016, as a result of the Merger, we acquired Dolphin Films.

Intellectual Property

We seek to protect our intellectual property through trademarks and copyright.  We currently hold three trademarks for Cybergeddon and two copyrights for each of Cybergeddon and Hiding.

Competition

The business in which we engage is highly competitive.  We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities.  Our primary business operations are subject to competition from other digital media and movie production companies as well as from large, well established companies within the entertainment industry that have significantly greater development, production, and distribution and capital resources than us.  We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

Given this highly competitive business, our business model is focused on providing high-quality entertainment at a lower production budget.  We intend to achieve this by relying on innovative financial structures, partnering with well established brands for production content and lowering overhead cost structure.

Customers

During 2014, we depended on a single customer for the majority of our revenues. On April 1, 2013, we entered into an agreement with Dolphin Films, pursuant to which we provided management team and back office services to Dolphin Films.  For the years ended December 31, 2014, we recorded service revenues in the amount of $2.0 million related to this agreement. This amount represented 97% of our total revenues for the years ended December 31, 2014. The agreement expired on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed. On March 7, 2016, as a result of the Merger, we acquired Dolphin Films.

Employees

As of March 31, 2016, we have 20 full-time employees in our operations and believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital projects and motion pictures.

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

For each of the years ended December 31, 2015 and 2014, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended December 31, 2015 and 2014 and our levels of working capital as of December 31, 2015 and 2014. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Prior to our acquisition of Dolphin Films, its independent auditors also expressed doubt about its ability to continue as a going concern based upon its net loss for the years ended December 31, 2014 and 2013, its accumulated deficit as of December 31, 2014 and 2013 and its level of working capital.  Management is planning to raise any necessary additional funds through loans and additional sales of its common stock; however, there can be no assurance that we will be successful in raising any necessary additional capital.  If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and as a result may not be able to continue as a going concern.

We have a history of operating losses and may continue to incur operating losses.

We have a history of operating losses and may be unable to generate sufficient revenue to achieve profitability in the future.  For the fiscal year ended December 31, 2015, our operating losses were $4,050,021.  Our accumulated deficit was $42,628,155 at December 31, 2015.  In addition, Dolphin Films, prior to its acquisition had a history of operating losses and may not have been able to generate sufficient revenue to achieve profitability in the future.  For the nine months ended September 30, 2015, Dolphin Films’ net loss was $3,410,247 and for the fiscal years ended December 31, 2014 and 2013, its net losses were $7,106,032 and $8,094,900, respectively.  Dolphin Films’ accumulated deficit at September 30, 2015 was $18,611,179.  Furthermore, Dolphin Films did not, and we do not, anticipate having an operating profit in 2016.  Our ability to generate operating profit in the future will depend on our ability to successfully produce and commercialize multiple web series and motion pictures, as no single project is likely to generate sufficient revenue to cover our operating expenses.  If we are unable to generate an operating profit at some point, we will not be able to meet our debt service requirements or our working capital requirements.  As a result we may need to (i) issue additional equity, which could dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We may fail to realize any of the anticipated benefits of the recent Merger.

The success of the Merger will depend on, among other things, our ability to realize anticipated benefits and to combine the businesses of the Company and Dolphin Films in a manner that achieves synergy and a shared strategy but that does not materially disrupt the existing activities of the companies.  If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, if at all, or may take longer to realize than expected.

We have substantial indebtedness which may adversely affect our cash flow and business operations.

We currently have a substantial amount of debt that we may be unable to extend, refinance or repay.  If we are unable to refinance or extend our debt, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations.  The following table sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014
Total Current Liabilities	$8,059,255	$10,285,083
Total Stockholders' deficit	$(12,876,745)	$(8,791,843)

As of December 31, 2015, we had total current liabilities of  approximately $8.0 million relative to total stockholders’ deficit of approximately $12.9 million.  In addition, we acquired Dolphin Films which had a substantial amount of debt that has now become the Company’s debt.  As of September 30, 2015, Dolphin Films had total liabilities of $36.6 million. Our indebtedness could have important negative consequences to us, including:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, future digital productions or other purposes may be impaired or such financing may not be available on favorable terms or at all;

●	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

●	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions, the success of our productions and other factors contained in these Risk Factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or movie productions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.  As a consequence of our substantial indebtedness, we may not be able to continue to operate as a going concern.

We may be exposed to litigation as a result of the recent Merger, which could have an adverse effect on our business and operations.

The combined company may be exposed to increased litigation from stockholders and other third parties due to the combination of the Company and Dolphin Films businesses following the Merger. Such litigation may have an adverse impact on the combined company’s business and results of operation or may cause disruptions to the combined company’s operations.

Our business requires a substantial investment of capital and failure to access sufficient capital while awaiting delayed revenues will have a material adverse effect on our results of operation.

The production, acquisition and distribution of a digital production or a motion picture require a significant amount of capital. In 2014, for example, Dolphin Films capitalized production costs were $14,274,866. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions.  We do not have a traditional credit facility with a financial institution on which to depend for our liquidity needs and a time lapse may require us to fund a significant portion of our capital requirements through related party transactions with our CEO or other financing sources.  There can be no assurance that any additional financing resources will be available to us as and when required, or on terms that will be acceptable to us. Our inability to raise capital necessary to sustain our operations while awaiting delayed revenues would have a material adverse effect on our liquidity and results of operations.

We have been in the past, and may be in the future, unable to recoup our investments in digital projects.

Similar to others in the entertainment industry, we purchase scripts and project ideas for which we have no current production plans and for which we have not identified a potential distributor.  For example, in 2011 and 2012, we purchased scripts for several digital projects related to a particular financing structure.  We were unable to identify a distributor or sufficient advertisers who were interested in the development and distribution of certain digital projects, which represented a total cost of $648,525.  As a result, the costs incurred to purchase those scripts were written off in 2015, which negatively impacted our financial results.  If, in the future, we are unable to generate interest in other scripts and project ideas which we have purchased, those scripts will also be written off, which will adversely affect our results of operations.

Delays, cost overruns, cancellation or abandonment of the completion or release of our digital web series or motion pictures may have an adverse effect on our business.

There are substantial financial risks relating to production, completion and release of digital web series or motion pictures.  Actual film costs may exceed their budgets and factors such as labor disputes, unavailability of a star performer, equipment shortages, disputes with production teams or adverse weather conditions may cause cost overruns and delay or hamper film completion. We are typically responsible for paying all production costs in accordance with a budget and received a fixed producer’s fee for our services plus a portion of any project income, however to the extent that delays, failure to complete projects or cost overruns result in us not completing the web series or motion picture within budget, there may not be enough funds left to pay us our producer’s fee, to generate any project income or complete the project at all. If this were to occur, it would significantly and adversely affect our revenue and results of operations.

We have identified material weaknesses in our internal controls over financial reporting and our ability to both timely and accurately report our financial results could be adversely affected.

In connection with the preparation of our financial statements for the years ended December 31, 2015 and 2014, we identified several material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2015, we concluded that our internal control over financial reporting was not effective due to the following material weaknesses:

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

We anticipate entering into distribution agreements containing revenue share provisions with online digital platforms to distribute our digital productions.  Pursuant to these revenue share provisions, we will earn a portion of advertising revenues once our digital productions are distributed online.  If we fail to secure such relationships with online digital platforms, we will not be able to earn advertising revenues from our digital projects, which could have a material adverse effect on our liquidity and results of operations. In addition, some of our distributors have moved from an advertisement-based model to a subscription-based model which makes it more difficult for us to use our funding and distribution methods.

Our co-production activities may be unsuccessful.

We have entered into a co-production agreement with a production partner for an upcoming digital series.   Pursuant to the agreement we will rely on our co-producer to raise 50% of the budget for the digital series and to help develop and produce the digital series.  If our co-producer fails to fulfill its obligations under the co-production agreement, we may not be able to successfully complete production of the digital series which would have a material adverse effect on our results of operations.

Dolphin Films relies on third party distributors to distribute its films and their failure to perform will negatively impact our ability to generate revenues.

Dolphin Films motion pictures are primarily distributed and marketed by third party distributors.  If any of these third party distributors fails to perform under their respective arrangements with us and Dolphin Films, such failure could negatively impact the success of the motion pictures that Dolphin Films produces and have a material adverse effect on our business reputation and ability to generate revenues.

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

Our CEO beneficially owns approximately 52.5% of our outstanding share capital and has super voting rights with respect to the Series C Convertible Preferred Stock which he currently holds, and his interests may be different from yours.

As of March 31, 2016, our CEO, Mr. O’Dowd beneficially owned approximately 52.5% of our outstanding share capital. Consequently, Mr. O’Dowd has substantial influence over our business, including election of directors, declaration of dividends and decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and other significant corporate actions.  It is possible that Mr. O’Dowd may act in a manner that advances his best interests but may not be aligned with your interests or the best interests of the Company.

In addition, as a holder of Series C Convertible Preferred Stock, Mr. O’Dowd also has super voting rights of three votes per preferred share.  Holders of Series C Convertible Preferred Stock and are entitled to vote together as a single class on all matters upon which Common Stock holders are entitled to vote.  Your voting rights will be diluted as a result of these super voting rights.  In addition, anti-dilution protections, described below, may result in an increase in the number of shares of Common Stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd and certain eligible persons can be converted, which could further dilute your percentage of voting rights.

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

The popularity and commercial success of our digital productions and motion pictures are subject to numerous factors, over which we may have limited or no control.

The popularity and commercial success of our digital productions and motion pictures depends on many factors including, but not limited to, the key talent involved, the timing of release, the promotion and marketing of the digital production or motion picture, the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, the genre and specific subject matter of the digital production or motion picture, its critical acclaim and the breadth, timing and format of its initial release. We cannot predict the impact of such factors on any digital production or motion picture, and many are factors that are beyond our control. As a result of these factors and many others, our digital productions and motion pictures may not be as successful as we anticipate, and as a result, our results of operations may suffer.

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

In addition, our acquired business Dolphin Films is a very small and unproven entity as compared to our competitors.  As an independent producer, we through Dolphin Films, will compete with major U.S. and international studios.  Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and other operations.  In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties, as well as for actors, directors and other personnel required for production.  Such competition for the industry’s talent and resources may negatively affect our ability to acquire and produce product.

Others may assert intellectual property infringement claims or liability claims for media or motion picture content against us which may force us to incur substantial legal expenses.

There is a possibility that others may claim that our productions and production techniques, or those of Dolphin Films, misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed digital web series, stories, characters, other entertainment or intellectual property.   In addition, as distributors of media and motion picture content, we may face potential liability for such claims as defamation, invasion of privacy, negligence or other claims based on the nature and content of the materials distributed.  If successfully asserted, our insurance may not be adequate to cover any of the foregoing claims.  Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our operating results.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

Our ability to compete depends, in part, upon successful protection of our intellectual property, including that of Dolphin Films. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and distribution arrangements with companies for limited durations. Unauthorized parties may attempt to copy aspects of our intellectual property or to obtain and use property that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to steal our intellectual property. Our failure to protect adequately our intellectual property and proprietary rights could adversely affect our business and results of operations.

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

Risks Related to our Common Stock and Preferred Stock

The Series C Convertible Preferred Stock has anti-dilution protections that may adversely affect our shareholders.

For a period of five years from the date of issuance, the Series C Convertible Preferred Stock (issued as consideration for the Merger) will be subject to certain anti-dilution protections.  Upon triggers specified in its Certificate of Designation, the number of shares of Common Stock into which Series C Convertible Preferred Stock held by Mr. O'Dowd (or any entity directly or indirectly controlled by Mr. O'Dowd) (including Mr. O’Dowd) can be converted will be increased, such that the total number of shares of Common Stock held by Mr. O'Dowd (or any entity directly or indirectly controlled by Mr. O'Dowd) (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding currently held by such persons, which currently is approximately 52.5% of the shares of Common Stock outstanding.  As a result, your ownership interests may be further diluted.

Past and future equity issuances could result in dilution of your investment and a decline in our stock price.

We recently issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 Series C Convertible Preferred Stock, each convertible into shares of Common Stock upon exercise of their respective conversion rights, as consideration in the Merger, in addition to granting to Eligible Series C Preferred Stock Holders certain anti-dilution protections.  In addition, we recently issued an aggregate of approximately 36.5 million shares of Common Stock to certain holders of promissory notes, including our CEO, in full repayment of the amounts of principal and interest outstanding under such promissory notes.  As a result of these stock issuances, your ownership interest in the Company will be diluted, meaning you would own a smaller percentage of the Company.

In the near term, we may also need to raise additional capital and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. Such issuance of additional securities would dilute the equity interests of our existing shareholders, perhaps substantially, and may cause our stock price to decline.

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

Our common stock is quoted only on the OTC Market Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Market Pink Sheets. The OTC Market Pink Sheets is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Market may result in an illiquid market available for existing and potential stockholders to trade shares of our Common Stock and depress the trading price of our Common Stock, and may have a long-term adverse impact on our ability to raise capital in the future.

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

Market for Our Common Stock

Our common stock currently trades on the over-the-counter market and is quoted on the OTC Market Pink Sheets under the symbol “DPDM”. The high and low bid information for each quarter since January 1, 2014, as quoted on the OTC, is as follows:

Quarter	High Bid	Low Bid

Fourth Quarter 2015	$.25	$.03
Third Quarter 2015	$.05	$.03
Second Quarter 2015	$.06	$.04
First Quarter 2015	$.05	$.04

Fourth Quarter 2014	$.08	$.02
Third Quarter 2014	$.08	$.04
Second Quarter 2014	$.08	$.06
First Quarter 2014	$.14	$.06

The over-the-counter quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.  Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The trading volume for our common stock is relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for our existing shareholders or for persons who may acquire our common stock in the future.

Holders of our Common Stock

As of March 31,  2016, an aggregate of 118,375,502 shares of our common stock were issued and outstanding and were owned by approximately 273 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the near future.

Equity Compensation Plan Information

On September 7, 2012, our Board of Directors approved an Incentive Compensation Plan.  The plan was adopted as a means of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  The Board of Directors has designated 10,000,000 shares of common stock for this plan.  No awards were issued during the years ended December 31, 2015 and 2014 related to this plan.

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

As previously discussed, as a result of the Merger, on March 7, 2016, we acquired Dolphin Films, which is a content producer in the motion picture industry. As consideration for the Merger, we issued 2,300,000 shares of Series B Convetible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock to its parent, Dolphin Entertainment.  Mr. O’Dowd, our President, Chairman and Chief Executive Officer is the founder, President and sole shareholder of Dolphin Entertainment.

Revenues

During 2015, we derived revenue through (1) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division and (2) a portion of fees obtained from the sale of memberships to online kids clubs. During 2014, we also provided production management and back office services to Dolphin Films, an affiliated entity, and the table below sets forth the components of revenue for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
Revenues:	2015	2014
Production and distribution	98.0%	2.5%
Service	-	97.0%
Membership	2.0%	0.5%
Total revenue	100.0%	100.0%

Dolphin Digital Studios

As demonstrated in the table above, during the year ended December 31, 2014, our primary sources of revenue were from i) production management and back office services provided to Dolphin Films, an entity at the time, indirectly owned by our CEO, (ii) the online distribution of web series produced and distributed by Dolphin Digital Studios and (iii) revenues from the sale of memberships to online kids clubs. The provision of production management and back office services to Dophin Films was pursuant to an agreement which ended on December 31, 2014 ans was not renewed for 2015 as the specific projects for which our services were engaged were completed.  Consequently, we did not generate any revenues for those services in 2015.  As discussed earlier, on March 7, 2016, as a result of the Merger, we acquired Dolphin Films.

By comparison during the year ended December 31, 2015, we generated revenue primarily from the online distribution of web series produced and distributed by Dolphin Digital Studios and some revenues from  our membership activities.

We expect that a significant portion of our revenues for 2016 will be derived through Dolphin Digital Studios with the production and release of additional web series on online platforms.

●
Producer’s Fees: We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.  During the year ended December 31, 2015, we completed production and released our web series titled “South Beach-Fever”.  Producer’s fees are initially funded with funds received from investors. We received $500,000 as an advance for our producer’s fee which had been recorded in deferred revenue and upon delivery and exploitation of the web series in July 2015, we recorded the revenues during the year ended December 31, 2015.  During the year ended December 31, 2014, we did not produce any digital content and instead, concentrated our efforts in identifying and acquiring the rights to certain properties that we intend to produce for online distribution.  Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

●
Initial Distribution/Advertising Revenue:  We earn revenues from the distribution of online content on advertising based video on demand (“AVOD”) platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and currently have an agreement to distribute our web series “South Beach - Fever” through Hulu and ancillary content through AOL.  Pursuant to our agreements with the online platforms, we have recorded revenues from advertising for the year ended December 31 2015 of $2.9 million of which $2.4 million has been received.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video on demand (“SVOD”).  For the year ended December 31, 2014, we derived $0.05 million of revenues in ancillary markets from the distribution of projects that were completed in 2012. No revenues from this source have been derived during the year ended December 31 2015, as our project is contractually obligated to remain in the initial distribution window for a period of at least six months.

As a producer, we also have the ability to generate sponsorship revenues. We would generally be eligible to retain between 70% and 100% of any product integration fees or sponsorship revenues, associated with any of our web series.    During the years ended December 31, 2015 and 2014, we did not earn any revenues from product integration.

Project Development and Related Services

During 2013, we entered into an agreement with Dolphin Films, an entity directly owned by our CEO in which we agreed to provide management team and back office services until December 31, 2014.  The agreement was for the term April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  Pursuant to the agreement, we provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   We also provided office space in Los Angeles and Miami. For the year ended December 31, 2014, we recorded revenues in the amount of $2.0 million, related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed. As discussed earlier, on March 7, 2016, as a result of the Merger, we acquired Dolphin Films.

Online Kids Clubs

We have partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We share in a portion of the membership fees as outlined in our agreements with the various entities.  For the years ended December 31, 2015 and 2014, we derived revenues of $0.07 million and $0.02 million, respectively, from online kids clubs.  We operate our kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

Expenses

Our expenses consist primarily of (1) direct production costs, (2) selling, general and administrative expenses and (3) payroll expenses.

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

Selling, general and administrative expenses include all overhead costs except for payroll that is reported as a separate expense item.  Included within general and administrative expenses are the commissions that we pay our advertising and distribution brokers, which can range up to 25% of the distribution and advertising revenue that we receive.

Other Income and Expenses

Other income and expenses consist primarily of interest payments to our CEO in connection with loans that he made to the Company and interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content.

RESULTS OF OPERATIONS

Year ended December 31, 2015 as compared to year ended December 31, 2014

Revenues

For the year ended December 31 2015, we generated substantially all of our revenue from the distribution of our digital web series.   We also generated revenues from a portion of fees obtained from the sale of memberships to online kids clubs. We have earned $2.4 million from advertising commitments for the year ended December 31, 2015.  In addition, we have earned a net producer’s fee of $0.5 million related to our digital web series, “South Beach-Fever”. During 2015, substantially all of our time and resources were spent on the production and post-production of our web series, “South Beach-Fever”.  By comparison, during the year ended December 31, 2014, we generated revenue from (1) the production and distribution of online digital content and (2) the provision of production management and back office services to Dolphin Films, Inc, an affiliated entity.  As stated above, the agreement to provide production management and back office services ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged were completed. As discussed earlier, on March 7, 2016, as a result of the Merger, we acquired Dolphin Films.

	For the year ended December 31,
Revenues:	2015	2014
Production and distribution	$2,929,518	$51,192
Service	-	2,000,000
Membership	69,761	19,002
Total revenue	$2,999,279	$2,070,194

Revenues from production and distribution increased by $2.8 million for the year ended December 31, 2015 as compared to the prior year due to the release of our digital web series.

Revenues from Service decreased by $2.0 million for the year ended December 31, 2015.  This was due to not renewing the agreement to provide production management and back office services to our related party after its expiration on December 31, 2014.

Expenses

For the years ended December 31, 2015 and 2014, our primary operating expenses were direct production costs, general and administrative expenses and payroll expenses.

	For the year ended December 31,
Expenses:	2015	2014
Direct production costs	$2,290,645	$159,539
Selling, general and administrative	2,478,794	1,533,211
Payroll	1,435,765	1,630,369
Total expenses	$6,205,204	$3,323,119

Direct production costs increased by approximately $2.1 million for the year ended December 31, 2015 as compared to the prior year due to the amortization of deferred production costs of our digital web series, which was released in July 2015. In addition, we impaired $0.6 million of scripts that we own but do not intend to immediately produce.

Selling, general and administrative expenses increased by approximately $1.0 million for the year ended December 31, 2015 as compared to the prior year. The increase is mainly due to a fee paid to our advertising and distribution broker related to our web series, fees paid to acquire certain financing for our digital projects and increase in legal fees related to an accrual for fees to effectuate the merger with Dolphin Films.

Payroll expenses decreased by approximately $0.2 million for the year ended December 31, 2015 as compared to the prior year mostly due to a highly compensated employee that left the Company during the first quarter of 2015 and the capitalization of $0.06 million of payroll costs related to our web series, “South Beach-Fever”.

Other Income and expenses

	For the year ended December 31,
Other Income and expenses:	2015	2014
Other income	$96,302	$40,000
Interest expense	(940,398)	(660,580)
Total	$(844,096)	$(620,580)

During the first quarter of 2016, we restated our agreement with United Way to not include a license fee.  We recorded approximately $0.1 million in other income for the reversal of the previously recorded accrued license fees. During the year ended December 31, 2014, the Company determined that the statute of limitations for penalties to be assessed for not filing certain information returns on a timely basis had expired.  As such, the Company recorded $40,000 of other income. Interest expense increased by approximately $0.3 million due to additional Loan and Security Agreements and a full year of interest on Loan and Security Agreements in existence in 2014.

Net Loss

Net loss was approximately $4.0 million or $(0.05) per share for the year ended December 31, 2015 based on 81,892,352 weighted average shares outstanding as of December 31, 2015 and approximately $1.9 million or $(0.02) per share for the year ended December 31, 2014 based on 81,892,352 weighted average shares outstanding as of December 31, 2014.  The increase in net loss between the years ended December 31, 2015 and 2014 was related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities increased by approximately $0.4 million from approximately $(1.4) million used during the year ended December 31, 2014 to approximately $(1.8) million used during the year ended December 31, 2015.  This increase was mainly due to the use of funds related to capitalized production costs increasing by approximately $1.5 million related to the production of our web series. This increase  is offset by a decrease in the use of funds for (i) other current liabilities of $0.5  million primarily due to accrued interest on loan and security agreements and fees owed to our advertising and distribution broker ; (ii) use of funds for accounts payable decreasing by $0.3 million; and  (iii) receipt of funds from accounts receivable decreasing by $0.3 million.

Cash flows used in investing activities decreased by approximately $0.07 million in 2015 mainly due to office furniture purchased for the new office opened in Los Angeles, California during 2014.

Cash flows from financing activities increased by approximately $3.0 million from approximately $0.9 million for the year ended December 31, 2014 to approximately $3.9 million for the year ended December 31, 2015. During 2015, we received approximately $1.1 million from Loan and Security Agreements and $3.2 from a convertible note. In addition we received $2.8 million from a related party as advances for working capital and repaid $3.2 million to the same related party.  During the year ended December 31, 2014, we received $2.9 million in Loan and Security Agreements that were offset by a repayment of approximately $2.1 million to a related party.

As of December 31, 2015 and 2014, we had cash of approximately $2.2 million and approximately $0.2 million, respectively, and a working capital deficit of approximately $5.2 million and approximately $9.6 million, respectively.

As discussed earlier, we entered into an agreement with Dolphin Films, Inc., entity directly owned by our CEO to provide management team and back office services for the period April 1, 2013 through December 31, 2014 for an annual fee of $2.0 million.  For the year ended December 31, 2014, we recorded revenues in the amount of $2.0 million related to this agreement.  The agreement ended on December 31, 2014 and was not renewed for 2015 as the specific projects for which our services were engaged had been completed.  During 2015, we received $0.5 million in producer’s fees and $1.9 million of advertsing revenues from our web series. We received approximately $0.5 million of additional advertising revenue and borrowed approximately $0.3 million from our CEO during the first quarter of 2016.  We expect to begin to generate cash flows from our other sources of revenue, including the production and distribution of at least one web series and intend to borrow funds from our CEO and raise additional capital through the sale of shares of our common stock for working capital.

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

Based on the gross producers’ revenues through December 31, 2015, we are not required to pay the lenders any amount in excess of the existing liability already recorded as of December 31, 2015.  Two of the productions were completed as of December 31, 2015 and there was immaterial producer gross receipts generated as defined in the Equity Finance Agreements as of December 31, 2015.  To the extent that we generate additional gross producer revenues subsequent to year end, the lenders would be entitled to receive their pro rata share of such revenue.

During the years ended December 31, 2015 and 2014, we entered into various Loan and Security Agreements with individual investors totaling $4.0 million to finance the production of our new web series “South Beach – Fever”. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in the future profit generated by the series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) in proportion to their loan commitment over the aggregated loan commitment received to the finance the series. The loans earn interest of up to 12% annually which was initially payable monthly through August 31, 2015, except for one agreement which was through February 29, 2015. During the year ended December 31, 2015 and pursuant to the terms of the agreements, we exercised our option to extend the maturity date of the Loan and Security agreements to August 31, 2016 and began accruing interest at 1.25% over the stated rate.  Subsequent to year end, we have signed agreements with ten of the Loan and Security agreement debtholders to issue shares of common stock at $0.25 per share in payment in full of their principal and interest outsanding under their agreements.

On December 7, 2015, we entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes.  The promissory note, bears interest on the unpaid balance at a rate of 10% per annum,  becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time.  Pursuant to the subscripton agreement, we issued a convertible note to the Investor in the amount of $3,164,000.  At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into common shares.  The convertible note has a conversion price of $0.25 per share.  The outstanding principal amount and all accrued interest are mandatorily and automatically converted into common stock, at the conversion price, upon the average market price of our common stock being greater than or equal to the conversion price for twenty trading days. As of December 31, 2015, we recorded $3,164,000 as Convertible note in non current liabilities and accrued $21,671 of interest in other current liablities in its consolidated balance sheets.  Subsequent to year end,  the convertible note was automatically converted into 12,656,000 shares of common stock after the average common stock price was equal to or greater than the conversion price for twenty trading days.

Going Concern

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2015 and 2014, our accumulated deficit as of December 31, 2015 and 2014 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, project-specific financing and additional sales of our common stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital.

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

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series. These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts.  Web series costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 926-20-50-2 “Other Assets – Film Costs”.   Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.  Any project that is not greenlit for production within three years is written off.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs, and also periodically results in an impairment requiring a write-down of the capitalized production costs to fair value. These write-downs are included in production expense within our consolidated statements of operations.  For the year ended December 31, 2015 and 2014, we impaired approximately $0.6 and $0.1 million, respectively of capitalized production costs.

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

Income Taxes

Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse.  The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted.  Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income.  We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  Such forward-looking statements include our expectations or beliefs regarding:

(1)	the growth potential of the digital and movie entertainment market, in general, an for quality digital content in particular;
(2)	our expectation regarding the timing of release of our motion picture, "Max Steel" and the production and release of our upcoming digital series under our co-production agreement;
(3)	our ability to deliver content that will appeal to our target demographics, and to increase audiences and engagement online;
(4)	our expectation to greenlight at least one additional project in 2016;
(5)	our expectation to generate a significant source of revenues from Dolphin Digital Studios with the production and release of additional web series on online platforms;
(6)	the potential of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue;
(7)	our expectation to generate revenues from producer’s fees, distribution fees and sponsorships, sufficient to maintain our liquidity position;
(8)	our expectation to receive additional advertising revenues in 2016;
(9)	our intention to raise additional capital through the sale of shares of Common Stock for working capital and through borrowed funds from our CEO; and
(10)	our plans to implement improvements to remediate the material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

(1)	unpredictability of the commercial success of future web series;
(2)	performance of our co-producer under the terms of the co-producer agreement;
(3)	economic factors that affect advertising revenue generally and in the online industry specifically;
(4)	continuing industry demand for high-quality online digital entertainment and the pricing that producers are able to obtain for such content;
(5)	our ability to identify, produce and develop online digital entertainment that meets the industry demand;
(6)	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
(7)	availability of capital and financing under favorable terms to fund our digital projects and operations; and
(8)	our ability to successfully implement improvements to remediate the material weaknesses in internal control over financial reporting.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by xchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of our CEO and CFO, we have evaluated the effectiveness of our internal control over financial reporting as of December 2015, as required by Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2015, due to material weaknesses identified as follows:

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2015, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.

	●	There is no documented fraud risk assessment or risk management oversight function.

	●	There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.

	●	There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.

	●	There is no documented process to monitor and remediate deficiencies in internal controls.

	●	After a review of our current entity level control environment, management concluded that the above deficiencies represented a material weakness.

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2015, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:

	●	There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.

	●	Reconciliations are performed on all balance sheet accounts, including noncontrolling interest on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.

	●	There is no review and approval for the posting of journal entries.

After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●	In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2015, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:

	●	One individual has the ability to add vendors to the master vendor file. This individual also has access to the Company checkbook that is maintained in a secured location.

	●	One individual has sole access to our information technology system to initiate, process and record financial information. We have not developed any internal controls related to information technology systems including change management, physical security, access or program development.

After a review of our current accounting process and the individuals involved, management concluded that the inadequate segregation of duties represented a material weakness.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the year ended December 31, 2015, we implemented the following improvements to remediate some of the material weaknesses in internal control over financial reporting that had been reported on our Form 10-K for the year ended December 31, 2014:

●	We began taking minutes at the Board of Director meetings.

In order to remediate the other material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2016, under the direction of our Board of Directors, as follows:

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

Changes in Internal Controls

Except as noted above, during the fiscal year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.   OTHER INFORMATION.

1.01    Entry into a Material Definitive Agreement

On March 29, 2016, the Company entered into ten individual subscription agreements (the “Subscription Agreements”) with each of ten subscribers (the “Subscribers”).  The Subscribers were holders of outstanding promissory notes of the Company, issued pursuant to certain Loan and Security Agreements in 2014 and 2015 (the “Notes”).  Pursuant to the terms of the Subscription Agreements, the Company and the Subscribers agreed to convert the $2,883,377 aggregate amount of principal and interest outstanding under the Notes into an aggregate of 11,533,508 shares of Common Stock at $0.25 per share as payment in full of each of the Notes. Mr. Nicholas Stanham, director of the Company, was one of the Subscribers that converted its Note into shares of common stock.

A form of the Subscription Agreement executed by each Subscriber is attached as Exhibit 10.11.

Item 3.02   Unregistered Sales of Equity Securities.

The information set forth in Item 1.01 above is incorporated herein by reference.  The issuance by the Company of shares of Common Stock to each of the Subscribers pursuant to the Subscription Agreements was made in reliance upon the exemption from registration requirements in Section 3(a)(9) of the Securities Act of 1933, as amended.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Dolphin has adopted a Code of Ethics for our officers and directors that is located on our internet website at www.dolphindigitalmedia.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description	Incorporated by Reference

2.1	Preferred Stock Purchase Agreement between Logica Holdings Inc., T Squared Partners LLC and T Squared Investments LLC., dated October 4, 2007.	Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.

2.2	Agreement and Plan of Merger by and among Dolphin Digital Media, Inc., DDM Merger Sub, Inc., Dolphin Films, Inc. and Dolphin Entertainment, Inc. dated October 14, 2015.	Incorporated herein by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K, filed on October 19, 2015.

3.1.a	Amended Articles of Incorporation of Dolphin Digital Media, Inc. (conformed copy incorporating all amendments through February 23, 2016).	Filed herewith.

3.2	Bylaws of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K, filed on December 9, 2014.

4.1	Registration Rights Agreement dated October 4, 2007, between Logica Holdings and T Squared Partners LLC, and T Squared Investments LLC.	Incorporated herein by reference to Exhibit 4.5 in the Company’s Current Report on Form 8-K, filed on October 15, 2007.

4.2	Letter Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

4.3	Subscription Agreement with T Squared Investments LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.7 in the Company’s Annual Report on Form 10-K for the year ended December 31,.

4.4	Common Stock Purchase Warrant “D” with T Squared Investments, LLC, dated July 29, 2009.	Incorporated herein by reference to Exhibit 4.8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on January 5, 2011.

10.2	Revolving Promissory Note in favor of William O’Dowd, dated December 31, 2011.	Incorporated herein by reference to Exhibit 10.2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.3	Service Agreement between the Company and Dolphin Films, Inc. dated April 1, 2013.	Incorporated herein by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.4	Employment Agreement between the Company and William O’Dowd dated December 31, 2014.	Incorporated herein by reference to Exhibit 10.4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.5	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.6	Form of Equity Purchase Agreement.	Incorporated herein by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7	Preferred Stock Exchange Agreement between the Company and T Squared Partners LP dated October 16, 2015.	Incorporated herein by reference to Exhibit 10.7 in the Company’s Current Report on Form 8-K, filed on October 19, 2015.

10.8	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.8 in the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.9	Form of Convertible Note.	Incorporated herein by reference to Exhibit 10.9 in the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.10	Subscription Agreement between the Company and Dolphin Entertainment, Inc. dated March 4, 2016.	Incorporated herein by reference to Exhibit 10.10 in the Company’s Current Report on Form 8-K, filed on March 11, 2016.

10.11	Form of Subscription Agreement dated March 29, 2016.	Filed herewith.

14.1	Amended and Restated Code of Ethics for Senior Financial Officers.	Incorporated herein by reference to Exhibit 14.1 in the Company’s Current Report on Form 8-K, filed on October 30, 2014.

21.1	List of Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer
Dated: March 31, 2016

/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer
Dated: March 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer
Dated: March 31, 2016

/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer
Dated: March 31, 2016

/s/ Michael Espensen
Michael Espensen
Director
Dated: March 31, 2016

/s/ Nelson Famadas
Nelson Famadas
Director
Dated: March 31, 2016

/s/ Nicholas Stanham
Nicholas Stanham
Director
Dated: March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dolphin Digital Media, Inc. and subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and does not have sufficient working capital.  These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Miami, Florida	/s/ BDO USA, LLP
March 31, 2016	Certified Public Accountants

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2015 and 2014

ASSETS	2015	2014

Current
Cash and cash equivalents	$2,259,504	$198,470
Prepaid Expenses	10,018	2,339
Receivable and other current assets	560,112	479,924
Total Current Assets	2,829,634	680,733

Capitalized production costs	2,439	693,526
Property and equipment	55,413	77,690
Deposits	41,291	41,291
Total Assets	$2,928,777	$1,493,240

LIABILITIES
Current
Accounts payable	$479,799	240,736
Other current liabilities	2,669,456	1,547,580
Accrued compensation	2,065,000	1,750,000
Debt	2,545,000	3,995,000
Loan from related party	-	2,451,767
Note payable	300,000	300,000
Total Current Liabilities	8,059,255	10,285,083

Non Current
Convertible note payable	3,164,000	-
Loan from related party	1,982,267	-
Debt	2,600,000	-
Total Non Current Liabilities	$7,746,267	$-

Total Liabilities	15,805,522	-

STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 200,000,000 shares authorized, 81,892,352 issued and outstanding at December 31, 2015 and 2014 Preferred stock $0.001 par value, 10,000,000 shares authorized	1,228,385	1,228,385
1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2015 and 2014	1,043	1,043
Additional paid in capital	25,544,174	25,544,174
Accumulated deficit	(42,628,155)	(38,560,694)
Total Dolphin Digital Media, Inc. Deficit	$(15,854,553)	$(11,787,092)
Non-controlling interest	2,977,808	2,995,249
Total Stockholders' Deficit	$(12,876,745)	$(8,791,843)
Total Liabilities and Stockholders' Deficit	$2,928,777	$1,493,240

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2015 and 2014

	2015	2014

Revenues:
Production	$2,929,518	$51,192
Service	-	2,000,000
Membership	69,761	19,002
Total Revenue:	2,999,279	2,070,194

Expenses:
Direct costs	2,290,645	159,539
Selling, general and administrative	2,478,794	1,533,211
Payroll	1,435,765	1,630,369
Loss before other income (expense)	(3,205,925)	(1,252,925)

Other Income/(Expense)
Other income	$96,302	$40,000
Interest expense	(940,398)	(660,580)
Total Other Income/Expense	(844,096)	(620,580)
Net Loss	(4,050,021)	(1,873,505)

Net Income attributable to non- controlling interest	17,440	4,750
Net Loss attributable to Dolphin Digital Media, Inc.	(4,067,461)	(1,878,255)
Net Loss	$(4,050,021)	$(1,873,505)

Basic and Diluted Loss per Share	$(0.05)	$(0.02)

Weighted average number of shares used in share calculation	81,892,352	81,892,352

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,050,021)	$(1,873,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,826	19,633
Amortization of capitalized production costs	1,642,120	37,897
Impairment of capitalized production costs	648,525	113,472
Changes in operating assets and liabilties:
Prepaid expenses	(7,679)	6,680
Other current assets	(115,069)	(400,535)
Capitalized production costs	(1,599,558)	(63,504)
Deposits	-	(21,338)
Accounts payable	239,063	(44,218)
Accrued compensation	315,000	250,000
Other current liabilites	1,121,876	620,203
Net Cash Used In Operating Activities	(1,780,917)	(1,355,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,549)	(73,849)
Net Cash Used In Investing Activities	(2,549)	(73,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital of minority interest	-	(8,251)
Proceeds from Loan and Security agreements	1,150,000	2,895,000
Proceeds from convertible note payable	3,164,000	-
Repayment of notes payable	-	(35,000)
Proceeds from note payable with related party	2,797,500	166,000
Repayment of note payable to related party	(3,267,000)	(2,096,856)
Net Cash Provided By Financing Activities	3,844,500	920,893

NET INCREASE (DECREASE) IN CASH	2,061,034	(508,171)
CASH, BEGINNING OF PERIOD	198,470	706,641
CASH, END OF PERIOD	2,259,504	198,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest Paid	$234,777	$79,401

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2015 and 2014

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Non controlling	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance January 1, 2014	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$3,000,000	$(36,682,439)	$(6,908,837)

Net loss for the twelve months ended December 31, 2014	-	-	-	-	-	-	(1,873,505)	(1,873,505)

Income attributable to the non controlling interest	-	-	-	-	-	4,750	(4,750)	-

Return of capital to noncontrolling member	-	-	-	-	-	(9,501)	-	(9,501)

Balance December 31, 2014	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$2,995,249	$(38,560,694)	$(8,791,843)

Net loss for the twelve months ended December 31, 2015	-	-	-	-	-	-	(4,050,021)	(4,050,021)
								-
Income attributable to the non controlling interest	-	-	-	-	-	17,440	(17,440)	-
								-
Return of capital to noncontrolling member	-	-	-	-	-	(34,881)	-	(34,881)

Balance December 31, 2015	1,042,753	$1,043	81,892,352	$1,228,385	$25,544,174	$2,977,808	$(42,628,155)	$(12,876,745)

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Dolphin Digital Media, Inc. and its subsidiaries, Hiding Digital Productions LLC, Cybergeddon Productions LLC, Dolphin Kids Clubs LLC and Dolphin SB Productions LLC for the years ended December 31, 2015 and 2014. Intercompany accounts and transactions have been eliminated in consolidation.

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

On October 13, 2015, the Company formed DDM Merger Sub, Inc, a wholly owned subsidiary of Dolphin Digital Media, Inc for the purpose of effectuating a merger with Dolphin Films, Inc, a related party wholly owned by Dolphin Entertainment, Inc, an entity wholly owned by our CEO.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred net losses for the years ended December 31, 2015 and 2014 of  $4,050,021 and $1,873,505, respectively. The Company has generated negative cash flows from operations for the years ended December 31, 2015 and 2014 of $1,780,917 and $1,355,215 respectively.   Further, the Company has a working capital deficit for the years ended December 31, 2015 and 2014 of $5,229,621 and $9,604,350, respectively, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis.  The Company expects to derive revenues from these digital productions in the third quarter of 2016.  The Company received approximately $549,000 in February 2016 from one of its digital projects.   It also received $270,000 in loans from its CEO. During 2015, the Company derived approximately $70,000 of revenues from its kids club business and it expects to see an increase in these revenues during 2016.  There can be no assurances that such income will be realized in future periods.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on management’s past experience and best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available.  Areas where the nature of the estimates makes it reasonably possible that actual results could differ from the amounts estimated include the carrying value of capitalized production costs, revenue recognition, the realization of deferred tax assets, uncertain tax positions and contingent liabilities.  Actual results could differ from those estimates.

Statement of Comprehensive Income

In accordance with ASC Topic 220, Comprehensive Income , a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income for all periods presented.

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

The Company is responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the web series and are based on factors such as total revenue as defined per each of the participation agreements.  The Company is also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.   These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. It is also presumed that an entity will dispose of any projects that are not set for production within three years from the first capitalized transaction, or sooner if the Company deterimes that it will no longer move forward with the production.  These write-downs are included in production expense within the consolidated statements of operations. The Company recorded $648,525 and $113,472 in direct costs for the years ended December 31, 2015 and 2014 respectively, for impairment of certain capitalized production costs.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs, there were no impairment charges for long lived assets during the years ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $24,826 and $19,633, respectively for the years ended December 31, 2015 and2014. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

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

As of December 31, 2015 and 2014, the Company had no assets or liabilities measured at fair value, based on the hierarchy input levels defined above, on a recurring basis.

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

Loss per share

Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period, including the issuable shares related to the anti-dilution agreement. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding were 21,000,000 at December 31, 2015 and 2014.

Concentration of Risk

           The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000.  All of the Company’s service revenue for the year ended December 31, 2014 was derived from one related party (see Note 11).  Substantially all of the production revenue during the years ended December 31, 2015 and 2014 was derived from two productions.

Business Segments

The Company operates the following business segments:

1)	Dolphin Digital Media (USA): The Company created online kids clubs and derives revenue from annual membership fees.

2)
Dolphin Digital Studios: Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens. It also provides production services to a related party. (See Note 11)  This segment was the main focus of the Company during 2015 and 2014.

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

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In February, 2016 The FASB issued an ASU intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this ASU will have.

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

For years ended December 31, 2015 and 2014, revenues earned from web series were $2,929,518 and $51,192, respectively.   The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amount of $1,642,120 and $37,897 for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, respectively, the Company has total capitalized production costs of $2,439 and $693,526, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheet.

In previous years, the Company entered into agreements to hire writers to develop scripts for other digital web series productions.  Management evaluated the scripts and based on guidance in ASC 926-20-40-1 impaired $648,525 of capitalized production costs as of December 31, 2015, as the scripts were more than three years old and the Company has not began production on the projects.  During the year ended December 31, 2014, the Company impaired deferred capitalized production costs in the amount of $113,472 due to an assessment that ultimate revenues would be below those originally projected and such costs were no longer recoverable.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Receivables and Other Current Assets

The Company recorded $560,112 and $479,924 in receivables and other current assets on its consolidated balance sheets as of December 31, 2015 and 2014, respectively.  The December 31, 2015 amount was primarily comprised of a receivable for advertising revenues on one of its productions.  The December 31, 2014 amount was  primarily comprised of receivables from the sale of licensing rights in foreign territories of its productions  and a receivable from an agreement with a related party.  During the year ended December 31, 2015, the Company earned advertsing revenue from one of its digital productions in the amount of $2,929,518.  During the year ended December 31, 2014, the Company earned revenue from foreign sales in the amount of $51,192 and earned production service revenue from a related party in the amount of $2,000,000.

NOTE 5 — DEBT

 During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Group Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Group Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Group Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Group Kids Club. For the years December 31, 2015 and 2014, there were no significant revenues generated or costs incurred related to these Group Kids Clubs.  The Company made payments totaling $0 and $45,000, respectively, to one of the parties to these agreements during the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of  December 31, 2015 and 2014.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of December 31, 2015 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements as of  December 31, 2015 and 2014.

During the year ended December 31, 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $4,090,000 that the Company borrowed to finance a production. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series).  $340,000 of the amount received is from a related party. Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015.  Pursuant to the terms of the agreement, the Company exercised its option to extend the maturity date of the loan to August 31, 2016 and accrue interest at 1.25% over the stated rate. As of December, 2015 and 2014, the Company recorded $173,212 and  $22,082 as accrued interest on its consolidated balance sheets and $388,320 and  $94,620 of interest expense on the consolidated statement of operations related to these agreements.

As of December 31, 2015 and 2014, $5,145,000 and $3,995,000, respectively, were outstanding related to these agreements.

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

NOTE 6 — NOTES PAYABLE

Balance December 31, 2014	$300,000
Additions	-
Payments	-
Balance December 31, 2015	$300,000

            On July 5, 2012, the Company signed an unsecured Promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the years ended December 31, 2015 and 2014.  The Company has recorded accrued interest of $104,712 and $74,712 for the years ended December 31, 2015 and 2014, respectively related to this note. The Company expensed $30,000 and $31,275 for interest related to this note for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 — CONVERTIBLE DEBT

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company.  The promissory note, bears interest on the unpaid balance at a rate of 10% per annum,  becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time.  Pursuant to the subscripton agreement, the Company issued a convertible note to the Investor in the amount of $3,164,000.  At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into common shares.  The convertible note has a conversion price of $0.25 per share.  The outstanding principal amount and all accrued interest are mandatorily and automatically converted into common stock, at the conversion price, upon the average market price of the Common Stock being greater than or equal to the conversion price for twenty trading days.  The Company completed this offering in reliance on Section 4(a)(2) or Rule 504, 505 or 506 of the Securities Act of 1933.

As of December 31, 2015, the Company recorded $3,164,000 as Convertible note in non current liabilities and accrued $21,671 of interest in other current liablities in its consolidated balance sheets.  Subsequent to year end,  the convertible note was automatically converted into 12,656,000 shares of common stock after the average common stock price was equal to or greater than the conversion price for twenty trading days.

NOTE 8 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company and the Company’s CEO, signed an unsecured Revolving Promissory Note in the amount of $2,120,623 with an interest rate of 10% per annum. The CEO has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the years ended December 31, 2015 and 2014, respectively, the CEO loaned the Company $2,797,000 and $166,000  and was repaid $3,267,000 and $2,096,855  of principal.   During the years ended December 31, 2015 and 2014, $340,050 and $368,709 was expensed in interest. The Company recorded accrued interest of $1,126,057 and $786,007 in current liabilities on its Consolidated balance sheets as of December 31, 2015 and 2014, respectively.

On October 31, 2014, the Company entered into a Loan and Security agreement in the amount of $50,000 with Nicholas Stanham, currently a director of the Company.  The loan bears interest of 10% per annum and matured on August 31, 2015.  Pursuant to the terms of the agreement, the Company exercised its right to extend the maturity date and accrue interest at 1.25% over the stated interest rate on the loan.  On March 29, 2016, the Company entered into a subscription agreement with Mr. Stanham to convert the principal and interest of the loan to 222,560 shares of Common Stock of the Company.

NOTE 9 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement between Dolphin Entertainment Inc., a related party, and Dolphin Digital Media Inc. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2015 and 2014.

NOTE 10 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

As of December 31, 2015 and 2014, the Company had 1,042,753 of preferred shares issued and outstanding which had no determinable market value. Each share of preferred stock is convertible into four shares of common stock and do not have any voting rights.

On October 14, 2015, the Company amended its Articles of Incorporation to designate 4,000,000 preferred shares as “Series B Convertible Preferred Stock” with a $0.10 par value.  Each share of Series B is convertible, at the holders request, into nineteen shares of common stock.  Holders of Series B do not have any voting rights.

On October 16, 2015, the Company and T Squared Partners LP entered into a Preferred Stock Exchange Agreement whereby 1,042,753 of Series A preferred shares will be exchanged for 1,000,000 shares of Series B after certain conditions are met.  The exchange had not taken place as of December 31, 2015.

B) Common Stock

The Company’s Articles of Incorporation authorize the issuance of 200,000,000 shares at $0.015 par value. 10,000,000 shares have been designated for an Employee Incentive Plan.  As of December 31, 2015 and 2014, no awards were issued related to this plan.

 As of December 31, 2015 and 2014, the Company had 81,892,352, shares issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% member interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online Kids Clubs for selected charitable, educational and civic organizations.   The agreement encompasses Kids Clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin Digital Media, Inc. will be responsible for paying all associated operating expenses. Revenues from the Dolphin Kids Clubs LLC attributable to the noncontrolling interest were $17,440 and $4,750  for the years ended December 31, 2015 and 2014.  Per the terms of the Operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member is paid $3,000,000.  Based on the revenues earned from the kids clubs during the year ended December 31, 2015, the Company  recorded in other current liabilities $33,006 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of December 31, 2015 and 2014, the Company recorded a noncontrolling interest of $2,977,809 and $2,995,250 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 11 — WARRANTS

A summary of warrants issued, exercised and expired during the years ended December 31, 2015 and 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance outstanding at December 31, 2014	21,000,000	$0.17
Issued	-	-
Exercised	-	-
Expired	-	-
Balance outstanding at December 31, 2015	21,000,000	$0.17

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

 NOTE 12— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement is effective January 1, 2012 and will continue for an initial term of three years, thereafter, subject to a two year renewal at the option of the CEO. As per the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015.  The agreement states that the Executive will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The Executive is eligible to participate in all of the Company’s benefit plans offered to its employees.   As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets.  Any compensation due to the Executive under this agreement and unpaid and accrued by the Company will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.  The Company accrued $2,000,000 and $1,750,000 of compensation as Accrued compensation and $523,145 and $336,633 of interest in Other current liabilities on its consolidated balance sheets as of December 31, 2015 and 2014, respectively, in relation to this agreement.  For the years ended December 31, 2015 and 2014, the Company accrued and expensed as interest $186,513 and $161,513 related to this agreement.

During 2013, the Company entered into an agreement with a related party to provide services of its management team and back office.  The Company provided the related party with a development team to source new projects, production executives to develop scripts, approve budgets and hire and liaise with the production team on individual projects during the production and post-production phases, an accounting and finance team to provide accounting services and tax compliance, legal support and domestic and international sales and sales support.   The Company also provided office space in Los Angeles and Miami.  The arrangement was the term beginning April 1, 2013 through December 31, 2014 for an annual fee of $2,000,000.  For the year ended December 31, 2014, the Company recorded revenues in the amount of $2,000,000 related to this agreement.  The agreement was not renewed as the related party no longer required these services.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 and expire December 31, 2018.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179. Note 11 details the terms of these warrants.

During 2015, the Company agreed to pay a related party, Dolphin Entertainment, Inc. $250,000 for a script that it had developed for a web series that the Company produced during the year ended December 31, 2015.  As of December 31, 2015, the Company recorded  an accrual of $250,000 in other current liabilities on its consolidated balance sheets.

On October 14, 2015, the Company and DDM Merger Sub, Inc. (“Merger Subsidiary”), a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films, Inc. and Dolphin Entertainment, Inc. both entities owned by a related party.  Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger.  As a result of the Merger, the Company will acquire Dolphin Films.  As consideration for the Merger, the Company will issue 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Merger Consideration”) to Dolphin Entertainment.  The Series C Convertible Preferred Stock will be a new designation of preferred shares effectuated by an amendment to the Company’s Articles of Incorporation. The merger was contingent on shareholder approval that was obtained by a majority shareholder vote in its annual shareholder meeting on February 22, 2016.

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

NOTE 13 — INCOME TAXES

Income tax expense (benefit) is as follows:

	December 31,
	2015	2014
Current income tax expense (benefit)
Federal	$-	$-
State	-	-
	$-	$-
Deferred income tax expense (benefit)
Federal	$(1,354,370)	$(662,621)
State	(202,112)	7,645
	$(1,556,482)	$(654,976)
Change in valuation allowance (benefit)
Federal	$1,354,370	$662,621
State	202,112	(7,645)
	1,556,482	654,976
Income tax expense	$-	$-

At December 31, 2015 and 2014, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Current:
Accrued expenses	$184,726	$74,625
Interest expense	726,575	441,321
Deferred Rent	11,251	16,223
Accrued compensation	779,967	646,900
Other expenses	3,649	3,571
Valuation Allowance	(1,698,981)	(1,175,443)
Long Term:
Capitalized costs	829,108	$856,820
Capitalized production costs	219,657	0
Charitable contributions	319,091	230,614
Net operating losses and credits	5,170,093	4,444,294
Valuation Allowance	(6,531,007)	(5,498,063)
Total deferred tax assets	$14,130	$40,862
Deferred tax liability:
Current:
Prepaid expenses	(3,784)	(4,198)
Long term:
Fixed assets	(10,346)	(12,540)
Capitalized production costs	0	(24,124)
Total net deferred tax assets	$-	$-

As of December 31, 2015, the Company has approximately $14,175,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $8,580,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $1,025,000 of California net operating loss carryforwards that begin to expire in 2032.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $8,229,988 and $6,673,506 as of December 31, 2015 and 2014, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2015 and 2014. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent items affecting tax rate	0.8%	0.6%
State income taxes, net of federal income tax benefit	(3.3)%	(1.0)%
Change in Deferred Rate	(1.2)%	0.0%
Return to Provision Adjustment	0.2%	0.0%
Miscellaneous items	(1.0)%	0.2%
Change in valuation allowance	38.5%	34.2%
Effective tax rate	0.00%	0.00%

As of December 31, 2015 and 2014, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file federal, Florida and California income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2011.

NOTE 14— LEASES

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

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2015 were as follows:

2016	$244,762
2017	178,570
2018	184,820
2019	110,446
2020	-
Thereafter	-
Total	$718,598

Rent expense for the years ended December 31, 2015 and 2013 was $226,212 and $201,602, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Litigation

In or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defence in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  During the years ended December 31, 2015 and 2014, the Company has not received any other notifications related to this action.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs. Effective July 1, 2015, the two parties agreed to amend and restate the agreement.   The agreement is for a period of three years from the effective date and will automatically renew for sucessive terms of three years unless terminated by either party with written notice at least 180 day prior to the expiration of the initial or any subsequent term.  The Company is responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package is $10,000 with the Company earning $1,250.  The remaining funds are used for program materials and the costs of other partners.

The Company recorded revenues of $69,761 and $19,002  during the years ended December 31 2015 and 2014, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the years ended December 31, 2015 and 2014.

NOTE 16 – SUBSEQUENT EVENTS

           Subsequent to year end, the Company received $270,000 in loans from our CEO and we repaid $31,666 of those loans.

On December 7, 2015, the Company entered into a subscription agreement with an investor pursuant to which the Company issued a convertible note (“Convertible Note”) to the Investor in the amount of $3,164,000. Pursuant to the terms of the Convertible note, a triggering event occurred on February 5, 2016.  As such, the entire principal amount of the Convertible Note mandatorily and automatically converted into twelve million, six hundred, fifty six thousand (12,656,000) share of common stock of the Company.  No accrued interest was outstanding under the convertible note.

On February 22, 2016, the Company held its 2015 Annual Meeting of Shareholders “Annual Meeting”). At the Annual Meeting, the shareholders voted  and approved  (i) Agreement and Plan of Merger between Dolphin Digital Media, Inc., DDM Merger Sub, Inc., Dolphin Films, Inc. and Dolphin Entertainment, Inc. including the issuance of 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock as consideration for the Merger, (ii) amendment to the Company’s Articles of Incorporation to create Series C Convertible Preferred Stock and to increase the number of authorized shares of Common Stock from 200,000,000 to 400,000,000 shares, (iii) the election of five director nominees; and (iv) the ratification of BDO USA LLP as the Company’s independent registered public accounting firm for the 2015 fiscal year.

On February 22, 2016, the Board of Directors of the Company approved a 1-for-20 reverse stock split of the Company’s common stock. On March 10, 2016, Mr. O’Dowd, President, Chairman and CEO of the Company, and holder of approximately 52% of the Company’s common stock, gave written consent to the reverse stock split as approved by the Board of Directors. The Company filed a preliminary information statement on Schedule 14-C with the SEC and expects to effectuate the reverse stock split during the second quarter of 2016.

On March 4, 2016, the “Company entered into a subscription agreement (the “Subscription Agreement”) with Dolphin Entertainment, Inc., (“Dolphin Entertainment”) holder of that certain outstanding promissory note dated December 31, 2011 (the “Note”) issued by the Company to Dolphin Entertainment. Pursuant to the terms of the Subscription Agreement, the Company and Dolphin Entertainment agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the Note into shares of common stock of the Company, par value $0.015 per share (the “Common Stock”). On March 4, 2016, Dolphin Entertainment converted the principal balance of the Note, together with accrued interest, into an aggregate of 12,293,640 shares of Common Stock at $0.25 per share as payment in full of the Note and accrued interest.

On March 7, 2016 the Company, DDM Merger Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of the Company (“Merger Subsidiary”), Dolphin Entertainment and Dolphin Films, Inc., a Florida corporation and a direct wholly-owned subsidiary of Dolphin Entertainment (“Dolphin Films”), completed their previously announced merger (the “Merger”) contemplated by the Agreement and Plan of Merger, dated October 14, 2015 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Subsidiary merged with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger.  As a result of the Merger, the Company acquired Dolphin Films.  At the effective time of the Merger, each share of Dolphin Films’ common stock, par value $1.00 per share, issued and outstanding, was converted into the right to receive the consideration for the Merger (the “Merger Consideration”).  The Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment as the Merger Consideration.

On March 29, 2016, the Company entered into ten individual subscription agreements (the “Subscription Agreements”) with each of ten subscribers (the “Subscribers”).  The Subscribers were holders of outstanding promissory notes of the Company, issued pursuant to certain Loan and Security Agreements in 2014 and 2015 (the “Notes”).  Pursuant to the terms of the Subscription Agreements, the Company and the Subscribers agreed to convert the $2,883,377 aggregate amount of principal and interest outstanding into an aggregate of 11, 533,508 shares of common stock at $0.25 per share as payment in full of each of the Notes. One of the note holders is a director of the Company and was issued 222,569 shares of common stock in payment of a $50,000 note and $5,630 of interest.