Form 10-K/A
period 2015-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2016-04-27
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment #1)
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50621

DOLPHIN DIGITAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	86-0787790 (I.R.S. Employer Identification No.)

2151 LeJeune Road, Suite 150-Mezzanine, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.015 par value per share	None

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

Indicate the number of shares outstanding of the registrant’s common stock as of April 27, 2016: 139,875,502.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed by Dolphin Digital Media, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 31, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of December 31, 2015. In addition,  in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and the positions held by each of them are as follows:
(a)	Directors

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd IV	46	Chairman, President and CEO
Michael Espensen	64	Director
Nelson Famadas	43	Director
Mirta A Negrini	52	Director, CFO, COO
Nicholas Stanham	47	Director

(b)	Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd IV	46	Chief Executive Officer
Mirta A Negrini	52	Chief Financial and Operating Officer

Biographical Information of Directors and Executive Officers

William O’Dowd, IV. Mr. O’Dowd has served as our Chairman, President and CEO since June 2008.  Mr. O’Dowd founded Dolphin Entertainment, Inc. in 1996 and has served as its President since that date.  Dolphin Entertainment is an entertainment company specializing in children’s and young adult’s live-action programming.  In July 2011 the Company purchased from Dolphin Entertainment, Inc. an exclusive option to acquire certain rights in and to the script for a motion picture. In March 2016, we acquired Dolphin Films from Dolphin Entertainment.

Qualifications.  The Board of Directors (the “Board”) nominated Mr. O’Dowd based on his significant industry experience including having founded Dolphin Entertainment, a leading entertainment company specializing in children’s and young adult’s live-action programming.

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

Qualifications.  The Board nominated Mr. Espensen to serve as a director of the Board because of his business management and financial oversight experience both as the current Chairman and former Chief Executive Officer of a multi-million dollar company and as a former Executive Producer in the made-for-television movie industry, as well as his valuable knowledge of our industry.

Nelson Famadas. Mr. Famadas has served on our Board since December 2014. Since 2015, he has served as President of Cien, a marketing firm that serves the Hispanic market.  Prior to Cien, Mr. Famadas served as Senior Vice President of National Latino Broadcasting (“NLB”) from July 2011 to the beginning of 2015.  NLB is an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM.  From July 2010 to March 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations.  Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager.  From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming.  Mr. Famadas has over 20 years of experience in television and radio production, programming, operations, sales and marketing.  As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos.

Qualifications.  The Board nominated Mr. Famadas to serve as a director of the Board because of his significant prior management experience as a co-founder and former manager of a television production company, as well as his current management experience with a broadcasting company.

Mirta A Negrini.  Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013.  Ms. Negrini has over thirty years of experience in both private and public accounting.  Immediately prior to joining the Company, she served since 1996 as a named partner in Gilman & Negrini, P.A., an accounting firm of which Dolphin Digital Media, Inc. was a client.  Ms. Negrini is a Certified Public Accountant licensed in the State of Florida.

Qualifications.  The Board nominated Ms. Negrini to serve as a director of the Board because of her significant accounting experience gained as a named partner at an accounting firm of which the Company was a client prior to Ms. Negrini’s employment.

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

Qualifications.  The Board nominated Mr. Stanham to serve as a director of the Board because of his experience as a founding partner at a law firm as well as his business management experience at that firm.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the the Exchange Act during the year ended December 31, 2015, our executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The Board has adopted our Amended and Restated Code of Ethics for Senior Financial Officers (“Code of Ethics”).  Our Code of Ethics sets forth standards of conduct applicable to our Chief Executive Officer and our Chief Financial and Operating Officer to promote honest and ethical conduct, proper disclosure in the Company’s periodic filings, and compliance with applicable laws, rules and regulations.  Our Code of Ethics is available to view at our website, www.dolphindigitalmedia.com, under the Investor Relations section.  We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver..

Audit Committee and Audit Committee Financial Expert

We currently have a standing Audit Committee.consisting of two directors, Michael Espensen, Chairman and Nicholas Stanham.  Our Audit Committee operates pursuant to an Audit Committee Charter, which was adopted by our Board of Directors, setting forth the responsibilities of the Audit Committee.  The Audit Committee Charter can be found at our website at www.dolphindigitalmedia.com.

Pursuant to its charter, the Audit Committee is responsible for establishing our audit policies, selecting our independent auditors and overseeing the engagement of our independent auditors.  The Audit Committee Chairman reports on Audit Committee actions and recommendations at Board of Directors meetings.  The Board of Directors has determined that each member of the Audit Committee meets the independence requirements under NASDAQ’s Marketplace Rules and the enhanced independence standards for audit committee members required by the SEC.  In addition, the Board has determined that Mr. Espensen meets the requirements of an audit committee financial expert under the rules of the SEC.

Procedures for Recommending Nominees to the Board

During 2015, no material changes have been made to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
William O’Dowd IV	2015	$250,000(1)	$-	$574,947(2)	$824,947(3)
Chairman, President and CEO	2014	$250,000	$-	$578,615	$828,615

Mirta A Negrini	2015	$150,000	$50,000(4)	$-	$200,000
Chief Financial and Operating Officer	2014	$150,000	$-	$-	$150,000

(1)	For 2015, we accrued the full amount of Mr. O’Dowd’s salary of $250,000 but did not make any payments on this amount.
(2)
This amount includes life insurance in the amount of $48,384, interest paid on compensation outstanding in the amount of $186,513 and interest paid on the Revolving Promissory Note in the amount of $340,050 for the fiscal year ended December 31, 2015. For additional information on the applicable provisions in Mr. O’Dowd’s employment agreement and the Revolving Promissory Note, please see “Certain Relationships and Related Transactions, and Director Independence” beginning on page 7 of this Amendement 1 of Annual Report on Form 10-K/A.

(3)	This amount does not include an amount for bonus as Mr. O’Dowd waived his right to receive any annual discretionary bonus for the year ended 2015.
(4)	Ms. Negrini earned a $50,000 bonus for the year ended December 31, 2015 that was paid in 2016.

Outstanding Equity Awards at Fiscal Year-End

None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2015 and 2014.

William O’Dowd Employment Agreement

On September 7, 2012, we entered into an employment agreement with our Chief Executive Officer, Mr. O’Dowd.  The employment agreement was effective January 1, 2012 to December 31, 2014 and continued for an initial term of three years, thereafter, subject to a two-year renewal at the option of the CEO. On December 31, 2014, Mr. O’Dowd notified us that he was renewing his employment agreement for a period of two years, effective January 1, 2015.  The agreement states that Mr. O’Dowd will receive annual compensation of $250,000.  In addition, Mr. O’Dowd is entitled to an annual discretionary bonus as determined by our Board of Directors.  Mr. O’Dowd is eligible to participate in all of our benefit plans offered to our employees.  In 2012, Mr. O’Dowd received a signing bonus of $1,000,000 as consideration for entering into the agreement and waiving any claim to compensation for services rendered prior to the agreement.   Any compensation due to Mr. O’Dowd under the agreement and unpaid and accrued by us will accrue interest on the principal amount at a rate of 10% per annum from the date of the agreement until it is paid.

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

Mirta Negrini Employment Arrangement

On October 21, 2013, the Company appointed Ms. Negrini as its Chief Financial and Operating Officer, at an annualized salary of $150,000. The terms of Ms. Negrini’s employment do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control.

Director Compensation

We have not paid our directors any compensation for serving on our Board of Directors in 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the beneficial ownership as of April 27, 2016, of our Common Stock held by each of our directors, named executive officers, all current directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock.  As of April 27, 2016 we had 139,875,502 shares of our Common Stock outstanding.  Beneficial ownership is determined in accordance with the rules of the SEC.  Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that are shown as beneficially owned by them.  In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to options, warrants or other convertible securities held by that person that were exercisable as of April 27, 2016 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

In the table below beneficial ownership is divided by class as follows: (i) Common Stock; (ii) Series B Preferred; and (iii) Series C Preferred.  Currently, only Common Stock has voting rights, as neither series of preferred stock currently has a right to vote on matters properly brought before our shareholders, other than as required by applicable law.  The Series C Preferred is not currently convertible into shares of Common Stock, and it is not currently expected that such conditions will be satisfied within the next 60 days.  Consequently, a holder of Series C Preferred does not currently beneficially own (as determined in accordance with Rule 13d-3 promulgated under the Exchange Act) any shares of Common Stock as a consequence of holding shares of Series C Preferred.

NAME AND ADDRESS OF OWNER(1)	# OF SHARES OF COMMON STOCK	PERCENTAGE** OF CLASS
William O’Dowd, IV(2)	99,837,074	54.4%
Michael Espensen	11,100	*
Nelson Famadas	68,696	*
Mirta Negrini	––	*
Nicholas Stanham	524,699	*
All Directors and Named Executive Officers as a Group (5 persons)	56,741,569	40.6
Alvaro and Lileana de Moya(3)	10,400,000	7.4
Pozo Opportunity Fund II(4)	13,675,215	9.8
Félix Quevedo(5)	8,670,740	6.2
T Squared Partners LP(6)	13,847,675	9.9

	NUMBER OF SHARES	PERCENTAGE OF CLASS(7)
Series B Preferred
William O’Dowd, IV(8)	2,300,000	70%
T Squared Partners LP	1,000,000	30%

Series C Preferred
William O’Dowd, IV	1,000,000	100%
*	Less than 1%.
**	Percentages based on 139,875,502 shares of Common Stock outstanding as of April 27, 2016.

1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Digital Media, Inc., 2151 Le Jeune Road, Suite 150, Mezzanine, Coral Gables, Florida, 33134.

2)
Includes 43,700,000 shares issuable upon the conversion of Series B Preferred held by Dolphin Entertainment, Inc., of which William O’Dowd, IV is the sole owner.  William O’Dowd, IV has sole voting and investment powers with respect to the shares held by Dolphin Entertainment, Inc.

3)
Includes (i) 3,000,000 shares held by the Alvaro de Moya Revocable Trust; (ii) 3,000,000 shares held by the Lileana de Moya Revocable Trust; (iii) 4,000,000 shares held by the Lileana de Moya Lifetime Trust and (iv) 400,000 shares held by the Alvaro de Moya Grantor Retained Annuity Trust.

4)
Justo Luis Pozo is the principal of Pozo Opportunity Fund II (700 Biltmore Way #1011, Coral Gables, FL 33134).  Includes (i) 12,656,000 shares held by Pozo Opportunity Fund II; (ii) 37,500 shares held by Justo Pozo, Trustee FBO Zulita Pina Irrevocable Trust; (iii) 35,000 shares held by Justo Pozo ACF Ricardo S. Pozo U/FI/UTMA and (iv) 946,715 shares held by Justo Luis and Sylvia E. Pozo.

5)
Félix Quevedo is a member of the Octopus Entertainment Group LLC and QB Investments LLC (8210 NW 27th Street, Suite 205, Doral, FL 33122).  Includes (i) 8,225,616 shares held by Octopus Entertainment Group LLC and (ii) 445,124 shares held by QB Investments LLC.

6)
Mark Jensen and Thomas M. Suave are both principals of T Squared Partners LP (PO Box 606, Fishers, IN 46038).  Includes: (i) 7,000,000 shares issuable upon the exercise of a common stock purchase warrant (the “Class E Warrant”); (ii) 7,000,000 shares issuable upon the exercise of a common stock purchase warrant (the “Class F Warrant”); (iii) 19,000,000 shares issuable upon the conversion of Series B Preferred and (iv) 6,253,822 shares held by Mark Jensen and/or Thomas M. Suave and related entities owned by Mark Jensen and/or Thomas M. Suave.  The Class E Warrant, the Class F Warrant and, with respect to the Series B Preferred, the Preferred Stock Exchange Agreement contain provisions that prevent conversions/exercises to Common Stock to the extent that after giving effect to such conversion/exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion/exercise.

7)	Percentages based on 3,300,000 shares of Series B Preferred and 1,000,000 shares of Series C Preferred, in each case issued and outstanding as of April 27, 2016.

8)
2,300,000 shares of the Series B Preferred are held by Dolphin Entertainment, Inc., of which William O’Dowd, IV is the sole owner.  William O’Dowd, IV has sole voting and investment powers with respect to the shares held by Dolphin Entertainment, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 7, 2016 we, DDM Merger Sub, Inc., our direct wholly-owned subsidiary (“Merger Subsidiary”), Dolphin Entertainment, Inc. and Dolphin Films, Inc., a direct wholly-owned subsidiary of Dolphin Entertainment (“Dolphin Films”), completed our previously announced merger (the “Merger”) contemplated by the Agreement and Plan of Merger, dated October 14, 2015.  As a result of the Merger, we acquired Dolphin Films.  As consideration for the Merger, we issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment. Our CEO, Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment, which is the sole shareholder of Dolphin Films.

In connection with the Merger, the Company and T Squared Partners LP (“T Squared”) entered into a Preferred Stock Exchange Agreement pursuant to which, on March 7, 2016, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock to T Squared in exchange for 1,042,753 shares  of Series A Convertible Preferred Stock, previously issued to T Squared. .

On December 31, 2011, we signed an unsecured Revolving Promissory Note (the “Note”) with Dolphin Entertainment, Inc. an entity wholly owned by Mr. O’Dowd in the amount of $2,120,623 with an interest rate of 10% per annum. During the years ended December 31, 2015 and 2014, respectively, Dolphin Entertainment, Inc. loaned the Company $2,797,500 and $166,000 and was repaid $3,267,000 and $2,096,856 of principal.  During the years ended December 31, 2015 and 2014, $340,050 and $368,709 was expensed in interest. We recorded accrued interest of $1,126,590 and $786,007 on our consolidated balance sheets as of December 31, 2015 and 2014, respectively. On March 4, 2016, we converted the outstanding principal and interest of the Note at $0.25 per share into 12,293,640 shares of our common stock.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd for a period of three years effective January 1, 2012.  The agreement was for annual salary of $250,000 and a one- time bonus of $1,000,000.  Unpaid compensation accrues interest at a rate of 10% per annum. Pursuant to the terms of the agreement, our CEO notified us on December 31, 2014, that he would renew his employment contract for a period of two years effective January 1, 2015.  As of December 31, 2015 and 2014, we had recorded $523,145 and $336,633, respectively of accrued interest and $2,000,000 and $1,750,000, of accrued compensation related to this agreement.  We recorded $186,513 and $161,513 of interest expense for the years ended December 31, 2015 and 2014.

On March 10, 2010 we issued to T Squared Investments, LLC (“T Squared”) the Class E Warrant for 7,000,000 shares of our common stock at an exercise price of $0.25 per share. On September 13, 2012, the expiration date of the Class E Warrant was extended to September 13, 2015.  On September 13, 2012, we also issued the Class F Warrant, which is for 7,000,000 shares of our common stock, with an exercise price of $0.25 per share.   T Squared can continually pay us an amount of money to reduce the exercise price of the Class F Warrant until such time as the exercise price of the Class F Warrant is effectively $0.0001 per share.  At such time, T Squared will have the right to exercise the Class F Warrant via a cashless provision. Effective September 13, 2015, the Class E and Class F Warrants were extended until December 31, 2018 with substantially the same terms as herein discussed.  T Squared did not make any payments during the year ended December 31, 2015 to reduce the exercise price of the warrants. T Squared may not exercise the Class E or Class F Warrant  if post the exercise, T Squared would be above a 9.99% ownership level of the Company.

Director Independence

We are not listed on a national securities exchange; however, we have elected to use the definition of independence under the NASDAQ listing requirements in determining the independence of our directors and nominees for director.  In October 2015, the Board undertook a review of director independence, which included a review of each director and director nominee for director’s response to questionnaires inquiring about any relationships with us.  This review was designed to identify and evaluate any transactions or relationships between a director or any member of his immediate family and us, or members of our senior management or other members of our Board of Directors, and all relevant facts and circumstances regarding any such transactions or relationships.  Based on its review, the Board determined that Messrs. Espensen, Famadas and Stanham are independent.  Mr. O’Dowd and Ms. Negrini are not independent under NASDAQ’s independence standards, its compensation committee independence standards or its nominations committee independence standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

Fees Paid to BDO
	Year	Year
	Ended	Ended
	12/31/2015	12/31/2014
Audit Fees(1)	$124,100	$95,000
Audit-Related Fees(2)	18,500	-
Tax Fees	-	-
All Other Fees	-	-

Total	$142,600	$95,000

1)
Audit Fees— this category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

2)
Audit-Related Fees— this category consists of assurance services by the independent auditors in connection with the Company’s proforma financial statements related to the acquisition of Dolphin Films, Inc. and included in our proxy statement filed with the SEC on January 15, 2016.

The Audit Committee of the Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by BDO during fiscal year 2015, as described above. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by BDO.  The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by BDO during fiscal year 2015, as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

Dated: April 27, 2016	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer