Form 10-Q
period 2016-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2016-05-23
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding was 6,993,879 as of May 23, 2016.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of March 31, 2016	As of December 31, 2015 (1)
Current
Cash and cash equivalents	$2,763,711	$2,392,685
Prepaid Expenses	23,351	72,518
Related party receivable	453,529	453,529
Receivable and other current assets	1,856,479	2,827,131
Total Current Assets	5,097,070	5,745,863

Capitalized production costs	15,168,329	15,170,768
Property and equipment	49,755	55,413
Deposits	397,069	397,069
Total Assets	$20,712,223	$21,369,113
LIABILITIES
Current
Accounts payable	$657,000	$2,070,545
Other current liabilities	3,631,717	2,984,320
Accrued compensation	2,062,500	2,065,000
Debt	34,731,008	34,731,008
Loan from related party	2,420,982	2,917,523
Deferred revenue	1,418,368	1,418,368
Note payable	300,000	300,000
Total Current Liabilities	45,221,575	46,486,764

Non Current
Convertible note	-	3,164,000
Loan from related party	-	1,982,267
Debt	1,500,000	2,600,000
Total Non Current Liabilities	1,500,000	7,746,267

Total Liabilities	46,721,575	54,233,031
STOCKHOLDERS' DEFICIT

Common stock, $0.015 par value, 400,000,000 shares authorized,
4,094,618 issued and outstanding at December 31, 2015 and 5,918,775 issued and outstanding at March 31, 2016	1,775,632	1,228,385

Preferred stock, 10,000,000 shares authorized

Preferred Stock, Series B $0.10 par value, 4,000,000 share authorized, 3,300,000 shares issued and outstanding at March 31, 2016, none were issued and outstanding at December 31, 2015.	330,000	330,000

Preferred Stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2016, none were issued and outstanding at December 31, 2015.	1,000	1,000

Additional paid in capital	34,979,122	25,214,317
Accumulated deficit	(66,068,596)	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(28,982,842)	$(35,841,726)
Non-controlling interest	2,973,490	2,977,808
Total Stockholders' Deficit	$(26,009,352)	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$20,712,223	$21,369,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2016	2015 (1)
Revenues:
Production	$-	$20,513
Membership	17,278	3,750
Total Revenue:	17,278	24,263

Expenses:
Direct costs	2,282	274,862
Selling, general and administrative	268,000	425,349
Legal and professional	344,735	601,978
Payroll	387,446	316,098
Loss before other income (expense)	(985,185)	(1,594,024)

Other Income/(Expense)
Other income	9,660	-
Loss on extinguishment of debt	(1,191,358)	-
Interest expense	(1,281,965)	(687,225)
Total Other Income/Expense	(2,463,663)	(687,225)
Net Loss	(3,448,848)	(2,281,249)

Net Income attributable to non- controlling interest	4,320	937
Net Loss attributable to Dolphin Digital Media, Inc.	(3,453,168)	(2,282,186)
	(3,448,848)	(2,281,249)

Basic and Diluted Loss per Share	$(1.85)	$(0.56)

Weighted average number of shares used in share calculation	4,678,469	4,094,618

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31
	2016	2015(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
	$(3,448,848)	$(2,281,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,658	6,995
Amortization of capitalized production costs	-	1,851
Impairment of capitalized production costs	2,439	-
Loss on extinguishment of debt	1,191,358	-
Changes in operating assets and liabilities:
Receivables and other current assets	970,552	(1,505,905)
Prepaid expenses	49,167	2,065,079
Capitalized production costs	-	(1,967,714)
Deposits	-	(40,000)
Deferred revenue	-	750,000
Accrued compensation	(2,500)	62,500
Accounts payable	(1,413,545)	(549,910)
Other Current Liabilities	2,074,950	1,259,337
Net Cash Used in Operating Activities	(570,769)	(2,199,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(3,137)
Net Cash Used In Investing Activities	-	(3,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	-	1,250,130
Advance on sale of common stock	1,500,000	-
Advances from related party	716,881	1,654,960
Repayment to related party	(1,275,086)	(253,226)
Net Cash Provided by Financing Activities	941,795	2,651,864

NET INCREASE IN CASH AND CASH EQUIVALENTS	371,026	449,711
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,392,685	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,763,711	$842,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$191,322	$447,169

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:

Refinance of related party debt to third party debt	-	3,803,337
Conversion of related party debt and interest to shares of common stock	3,073,410	-
Conversion of debt into shares of common stock	3,164,000	-
Conversion of loan and security agreements, including interest, into shares of common stock	2,883,378	-

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the quarter ended March 31, 2106

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance December 31, 2015 (1)	1,043,000	$1,043	81,892,352	$1,228,385	$25,544,174	$2,977,808	$(62,615,428)	$(32,864,018)

Net loss for the three months ended March 31, 2016	-	-	-	-	-	-	(3,448,848)	(3,448,848)
								-
Income attributable to the noncontrolling interest	-	-	-	-	-	4,320	(4,320)	-

Return of capital to noncontrolling member	-	-	-	-	-	(8,638)	-	(8,638)

Issuance of commons stock during the quarter ended March 31, 2016	-	-	36,483,150	547,247	8,573,547	-	-	9,120,794

Extinguishment of debt at a price of $0.25	-	-	-	-	1,191,358	-	-	1,191,358

Issuance of Series B Preferred	3,300,000	330,000	-	-	5,940,247	-	-	6,270,247

Issuance of Series C Preferred	1,000,000	1,000	-	-	(1,000)	-	-	-

Preferred Stock deemed dividend related to exchange of Series A for Series B Preferred Stock	-	-	-	-	(5,227,247)	-	-	(5,227,247)

Retirement of Series A Preferred	(1,043,000)	(1,043)	-	-	(1,041,957)	-	-	(1,043,000)
Balance March 31, 2016	4,300,000	$331,000	118,375,502	$1,775,632	$34,979,122	$2,973,490	$(66,068,596)	$(26,009,352)

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – GENERAL

Nature of Operations

Dolphin Digital Media, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”) is a producer of original high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential. Dolphin is also partnering with certain non-profit organizations to develop online kids clubs.  On March 7, 2016, the Company completed its merger with Dolphin Films, Inc., an entity under common control.  Dolphin Films, Inc. (“Dolphin Films”) is a motion picture studio focused on storytelling on a global scale for young, always-connected audiences.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Hiding Digital Productions, LLC, Dolphin Kids Clubs LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Productions Max Steel Holdings LLC and Dolphin JB Believe Financing LLC.

Effective March 7, 2016, the Company acquired Dolphin Films, Inc. (“Dolphin Films”) from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), a company wholly owned by William O’Dowd, CEO, President, Chairman of the Board and majority shareholder of Dolphin.  The acquisition from Dolphin Entertainment was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at Dolphin Entertainment’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of Dolphin Entertainment prior to the effective date of the acquisition. See Note 3 for additional information regarding Dolphin Films acquisition.

On May 9, 2016, the Company filed, with the State of Florida, an amendment to its Articles of Incorporation to effectuate a 20 to 1 reverse stock split.  The reverse stock split that was approved by the Board of Directors and a majority of the Company’s shareholders, was effective May 10, 2016.  The number of common shares in the accompanying unaudited condensed consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included Max Steel Productions LLC formed on July 8, 2013 in the State of Florida and JB Believe LLC formed on December 4, 2012 in the State of Florida in its combined financial statements as VIE’s.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in digital and feature film projects; estimates of sales returns and other allowances and provisions for doubtful accounts and impairment assessments for investment in digital and feature film projects. Actual results could differ from such estimates.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update on lease accounting. This update requires lessees to put most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the three months ended March 31, 2016 of $3,448,848. As of March 31, 2016, the Company recorded an accumulated deficit of $66,068,596.  Further, the Company has a working capital deficit of $40,124,505 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations.  The Company is dependent upon funds from private investors and support of certain stockholders.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital.  The Company is currently obtaining financing for the Prints and Advertising costs to release one of its movies.  The Company expects to derive revenues once the movie is released in 2016.  It currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017.  It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis and expects to derive additional revenues from these productions in the fourth quarter of 2016. There can be no assurances that such income will be realized in future periods. Subsequent to the first quarter end, the Company sold 21,500,000 (1,075,000 after the reverse stock split) shares of common stock to existing investors through subscription agreements for $5,375,000.

NOTE 3 — ACQUISITION OF DOLPHIN FILMS, INC.

On March 7, 2016, the Company, DDM Merger Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of the Company (“Merger Subsidiary”), Dolphin Entertainment and Dolphin Films, a Florida corporation and a direct wholly-owned subsidiary of Dolphin Entertainment, completed their previously announced merger (the “Merger”) contemplated by the Agreement and Plan of Merger, dated October 14, 2015 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Subsidiary merged with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger.  As a result of the Merger, the Company acquired Dolphin Films.  At the effective time of the Merger, each share of Dolphin Films’ common stock, par value $1.00 per share, issued and outstanding, was converted into the right to receive the consideration for the Merger (the “Merger Consideration”).  The Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment as the Merger Consideration.

William O’Dowd is the President, Chairman and Chief Executive Officer of the Company and, as of March 4, 2016, was the beneficial owner of 52.5% of the outstanding shares of common stock of the Company (the “Common Stock”).  In addition, Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment, which is the sole shareholder of Dolphin Films. The Merger Consideration was determined as a result of negotiations between Dolphin Entertainment and a special committee of independent directors of the Board of Directors of the Company (the “Special Committee”), with the assistance of separate financial and legal advisors selected and retained by the Special Committee.   The Special Committee unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, were fair to and in the best interests of the shareholders of the Company other than Mr. O’Dowd, and that it was advisable for the Company to enter into the Merger Agreement. The Merger was consummated following the approval and adoption of the Merger Agreement by the Company’s shareholders.

The Company retrospectively adjusted the historical financial results for all periods to include Dolphin Films as required for transactions between entities under common control. The following table presents the Company’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of Dolphin Films:

	As of December 31, 2015
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc. (unaudited)	Acquisition Adjustments	Consolidated Balance Sheets currently reported
ASSETS
Current
Cash and cash equivalents	$2,259,504	$133,181	-	$2,392,685
Related party receivable	-	453,529	-	453,529
Prepaid Expenses	10,018	62,500	-	72,518
Receivables and other current assets	560,112	2,267,019	-	2,827,131
Total Current Assets	2,829,634	2,916,229	-	5,745,863
			-
Capitalized production costs	2,439	15,168,329	-	15,170,768
Property and equipment	55,413	-	-	55,413
Deposits	41,291	355,778	-	397,069
Total Assets	$2,928,777	$18,440,336	-	$21,369,113

LIABILITIES
Current
Accounts payable	$479,799	$1,590,746	-	$2,070,545
Other current liabilities	2,669,456	314,864	-	2,984,320
Accrued compensation	2,065,000	-	-	2,065,000
Debt	2,545,000	32,186,008	-	34,731,008
Loan from related party	-	2,917,523	-	2,917,523
Deferred revenue	-	1,418,368	-	1,418,368
Notes payable	300,000	-	-	300,000
Total Current Liabilities	8,059,255	6,241,501	-	46,486,764

Non Current
Convertible note payable	3,164,000	-	-	3,164,000
Loan from related party	1,982,267	-	-	1,982,267
Debt	2,600,000	-	-	2,600,000
Total Non Current Liabilities	7,746,267	-	-	7,746,267
			-
Total Liabilities	15,805,522	38,427,509	-	54,233,031

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 4,094,618 issued and outstanding at December 31, 2015.	1,228,385	100	(100)	1,228,385

Preferred stock $0.001 par value, 10,000,000 shares authorized, 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2015.	1,043	-	(1,043)	-

Preferred stock, Series B. $0.10 par value, 4,000,000 shares authorized, 3,300,000 shares issued and outstanding at December 31, 2015.	-	-	330,000	330,000

Preferred stock, Series C. $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2015.	-	-	1,000	1,000

Additional paid in capital	25,544,174	-	(329,857)	25,214,317
Accumulated deficit	(42,628,155)	(19,987,273)	-	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(15,854,553)	$(19,987,173)	-	$(35,841,726)
Non-controlling interest	2,977,808	-	-	2,977,808
Total Stockholders' Deficit	$(12,876,745)	$(19,987,173)	-	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$2,928,777	$18,440,336	-	$21,369,113

*Previously reported on Form 10-K filed with the SEC March 31, 2016

The following table presents the Company’s previously reported Condensed Consolidated Statement of Operations, retrospectively adjusted for the acquisition of Dolphin Films:

	for the three months ended March 31, 2015
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc. (unaudited)	Acquisition Reclassification	Consolidated Statement of Operations (currently reported)

Revenues:
Production	$-	$20,513	-	$20,513
Membership	3,750	-	-	3,750
Total Revenue:	3,750	20,513	-	$24,263

Expenses:
Direct costs	-	274,862	-	274,862
Selling, general and administrative	554,794	73,055	(202,500)	425,349
Legal and professional	-	399,478	202,500	601,978
Payroll	316,098	-	-	316,098
Loss before other income (expense)	(867,142)	(726,882)	-	(1,594,024)

Other Income (Expense):
Other Income	-	-	-
Interest expense	(188,992)	(498,233)	-	(687,225)
Net Loss	(1,056,134)	(1,225,115)	-	(2,281,249)

Net income attributable to noncontrolling interest	$937	$-	-	$937
Net loss attributable to Dolphin Films, Inc.	-	(1,225,115)	-	(1,225,115)
Net loss attributable to Dolphin Digital Media, Inc.	(1,057,071)	-	-	(1,057,071)
Net loss	$(1,056,134)	$(1,225,115)	-	$(2,281,249)

*As reported on Form 10Q filed with the SEC on May 15, 2015

The following table presents Company’s previously reported Condensed Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of Dolphin Films:

	For the three months ended March 31, 2015
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc. (unaudited)	Acquisition Adjustments	Consolidated Statement of Cash Flows (as currently reported)

CASH FLOWS FROM OPERATING ACTIVITIES:
	$(1,056,134)	$(1,225,115)	-	$(2,281,249)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation	6,995	-	-	6,995
Amortization of capitalized production costs	-	1,851	-	1,851
Changes in operating assets and liabilities:			-
Receivables and other current assets	479,868	(1,985,773)	-	(1,505,905)
Prepaid expenses	(1,520)	2,066,599	-	2,065,079
Capitalized production costs	(1,342,309)	(625,405)	-	(1,967,714)
	(40,000)	-		(40,000)
Deferred revenue	750,000	-	-	750,000
Accrued compensation	62,500	-	-	62,500
Accounts payable	91,524	(641,434)	-	(549,910)
Other Current Liabilities	959,316	300,021	-	1,259,337
Net Cash Provided by/(Used in) Operating Activities	(89,760)	(2,109,256)	-	(2,199,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,137)	-	-	(3,137)
Net Cash Used In Investing Activities	(3,137)	-		(3,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	100,000	1,150,130	-	1,250,130
Repayment of Loan and Security agreement	(250,000)	250,000	-	-
Advances from related party	573,500	1,081,460	-	1,654,960
Repayment to related party	(237,500)	(15,726)	-	(253,226)
Net Cash Provided by/(Used in) Financing Activities	186,000	2,465,864		2,651,864

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,103	356,608	-	449,711
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,470	194,605	-	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$291,573	$551,213	-	$842,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid, net of amounts capitalized interest of $3,888 and $ 0 for the three months ended March 31, 2015 and 2014.	$74,170	$372,999	-	$447,169

*as previously reported on Form 10-Q filed with the SEC on May 15, 2015

NOTE 4 — CAPITALIZED PRODUCTION COSTS, RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized production costs include the unamortized costs of completed web series and feature films which have been produced by the Company and costs of scripts for projects that have not been developed or produced. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the web series or feature film.

For the three months ended March 31 2016 and 2015, the Company did not earn any revenues from web series.   The Company did not have any capitalized production costs from web series as of March 31, 2016 and $2,439, net of accumulated amortization, tax incentives and impairment charges, as of December 31, 2015, recorded on its consolidated condensed balance sheets. During the quarter ended March 31 2016, the Company impaired deferred capitalized production costs in the amount of $2,439 due to an assessment that ultimate revenues would be below those originally projected. Impairment was recorded to reduce the deferred production costs to fair value.

For the three months ended March 31, 2016, the Company did not earn any revenues from its motion picture business.  It earned $20,513 from this business during the quarter ended March 31, 2015.  This revenue was all attributable to one production which was released in December 2013. The Company amortized capitalized production costs (included as direct costs) in the combined statements of operations using the individual film forecast computation method in the amount of $20,513 for the quarter ended March 31, 2015.  As of March 31, 2016 and December 31, 2015, the Company did not have any capitalized production costs related to this motion picture.

The Company completed production of a motion picture during the year ended December 31, 2014 with post production being completed during the second quarter of 2015. As of March 31, 2016 and December 31, 2015, the Company recorded capitalized production costs of $14,893,329, related to this project.

In addition, the Company has purchased scripts, including one from a related party, for other motion picture productions and has recorded $275,000 in capitalized production costs as of March 31, 2016 and December 31, 2015 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, respectively, the Company has total capitalized production costs of $15,168,329 and $15,170,768, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are  less than the unamortized costs capitalized and did not identify indicators of impairment.

Receivable and Other Current Assets

The Company recorded $1,856,479 and $2,827,131 in receivables and other current assets on its consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.  These amounts were primarily comprised of receivables from advertising revenue sharing from its production, loan receivable and receivables of tax incentives.  Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

NOTE 5 — DEBT

During February 2011, the Company entered into Revenue Participation Agreements with two parties for the development of a Dolphin Group Kids Club (“Group Kids Club”). Each party paid the Company $50,000 in return for the participation of future revenue related to the Group Kids Club. The amount will be repaid based on a pro-rata basis of the revenue generated by the Group Kids Club until the total investment is recouped. Thereafter, they will share in a percentage of the profit of that Group Kids Club. For the three months ended March 31, 2016 and 2015, there were no significant revenues generated or costs incurred related to these Group Kids Clubs.  The Company made payments totaling $45,000 to one of the parties to these agreements.

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements for the future production of web series and the option to participate in the production of future web series. The Investors contributed a total equity investment of $1,000,000 and will share in the future revenues of the web series, on a pro-rata basis, until the total equity investment is recouped and then will share at a lower percentage of the additional revenues. The agreements stated that prior to December 31, 2012, the Company may utilize all or any portion, of the total equity investment to fund any chosen production.  On January 1, 2013, the production “cycle” ceased and the Investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Per the Equity Finance Agreements, the Company is entitled to a producer’s fee, not to exceed $250,000, for each web series that it produces before calculating the share of revenues owed to the investors.   Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company is not required to pay the investors any amount in excess of the existing liability already recorded as of March 31, 2016 and December 31, 2015.  The Company has invested these funds in eleven projects.  Two of the productions were completed as of March 31, 2016 and there was immaterial producer gross revenue as defined in the Equity Finance Agreements for the quarters ended March 31, 2016 and 2015.

During the years ended December 31, 2015 and 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $4,090,000 which the Company used to finance one of its productions.  In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate, on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund the specific series, in the future profit generated by such series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series).  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through August 31, 2015, with the exception of one agreement that pays interest through February 29, 2016. Pursuant to the terms of the agreement, the Company exercised its option to extend the maturity date of the loan to August 31, 2016 and accrue interest at 1.25% over the stated rate. On March 29, 2016, the Company entered into ten individual subscription agreements (the “Subscription Agreements”) with each of ten subscribers (the“Subscribers”). The Subscribers were holders of outstanding promissory notes of the Company, issued pursuant to these Loan and Security Agreements in 2014 and 2015 (the “Notes”). Pursuant to the terms of the Subscription Agreements, the Company and the Subscribers agreed to convert the $2,883,377 aggregate amount of principal and interest outstanding under the Notes into an aggregate of 11,533,508 shares (576,676 after reverse stock split) of Common Stock at $0.25 ($5.00 after reverse stock split) per share as payment in full of each of the Notes. Mr. Nicholas Stanham, director of the Company, was one of the Subscribers that converted its Note into shares of common stock. The market price of the stock at the time of the conversion was $0.30 ($6.00 after reverse stock split) per share.  The Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $576,676, related to this transaction. As of March 31, 2016 and December 31, 2015, respectively, the Company recorded $1,490,000 and $4,090,000, respectively of principal and $135,828 and $173,211, respectively as accrued interest on its consolidated balance sheets.  The Company recorded $243,254 and $75,426 respectively, of interest expense for the three months ended March 31, 2016 and 2015 on the consolidated statement of operations related to these agreements.

As of March 31, 2016 and December 31, 2015, $2,545,000 and $5,145,000, respectively, were outstanding related to these agreements.

In order to fund the motion picture projects currently being produced, Dolphin Films anticipated that the productions would require outside debt funding from investors amounting to $12.5 million.  During the years ended December 31, 2013 and 2014, the Company entered into various Loan and Security Agreements with individual investors totaling $11,945,219 of a total $12,500,000 that the Company intended to borrow to finance future motion picture production. The investors receive all the Company’s share of the proceeds from these projects until the principal investment is repaid. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in fifteen percent of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such series)  on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through June 30, 2015. During the year ended December 31, 2015, the Company signed a promissory note with an existing investor for an additional $500,000 investment and repaid $405,219 to another investor which completed the $12,500,000 it intended to borrow.  During 2015, the Company exercised its option, pursuant to the agreements, to extend the maturity date until December 31, 2016 and accruing interest at a rate of 1.25% over the loan stated rate, or up to 13.25%.  For the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $403,809 and $237,418, respectively related to these agreements.

During the year ended December 31, 2015, the Company entered into a Loan and Security agreement for funds received in the amount of $500,000 of a total $12,500,000 that it intends to borrow to produce certain projects.  This is in addition to the $12,500,000 discussed above.  The proceeds of the Loan and Security agreements will be used for separate projects.  As part of this $12,500,000, we agreed to enter into Loan and Security agreements with certain debtholders in the amount of $8,774,327 which was used to satisfy a related party debt to Dolphin Entertainment, Inc. in the same amount.  The related party debt was primarily related to the production and distribution of the motion picture "Believe".  The investors will receive all the Company’s share of the proceeds from these projects until the principal investment is repaid. In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in fifteen percent of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects)  on a pro-rata basis based on their loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.  Per the agreements, the Company will pay up to 12% interest per annum payable monthly through December 31, 2016.  The Company has the option of extending the maturity date until July 31, 2018 and interest will accrue at a rate of 1.25% over the loan stated rate.   During the three months ended March 31, 2016 and 2015, the Company expensed $263,190 and $82,121, respectively, in interest related to these agreements.

As of March 31, 2016 and December 31, 2015, the Company recorded $21,774,327 of debt related to these agreements and $1,094,521 and $651,301, respectively of accrued interest in other current liabilities in its combined balance sheets.

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

During the year ended December 31, 2014, the Company entered into a financing agreement for the production of one of its motion pictures.  The agreement was structured as a Production Service Agreement for a total amount of $10,419,009 with the lender taking an $892,619 producer fee.  The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of the motion picture, the Company has not made the repayments as prescribed in the agreement.  As a result, the Company recorded accrued interest of $597,822 and $381,566, respectively, as of March 31, 2016 and December 31, 2015. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives.  As a condition to the financing agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture.  The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget.  The Company recorded debt as funds were transferred from the bond company for the production.  As of March 31, 2016 and December 31, 2015, the Company recorded $ 10,411,681 of debt on its combined balance sheet, related to this agreement.  The production was completed during the year ended December 31, 2015 and is awaiting release.

NOTE 6 — CONVERTIBLE DEBT

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company.  The promissory note, bears interest on the unpaid balance at a rate of 10% per annum, becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time.  Pursuant to the subscription agreement, the Company issued a convertible note to the Investor in the amount of $3,164,000.  At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into common shares.  The convertible note has a conversion price of $0.25 ($5.00 after reverse stock split) per share.  The outstanding principal amount and all accrued interest are mandatorily and automatically converted into common stock, at the conversion price, upon the average market price of the Common Stock being greater than or equal to the conversion price for twenty trading days.  The Company completed this offering in reliance on Section 4(a)(2) or Rule 504, 505 or 506 of the Securities Act of 1933.

On February 5, 2016, a triggering event occurred pursuant to the convertible note agreement.  As such 12,656,000 (632,800 after reverse stock split)  shares of common stock were issued in satisfaction of the convertible note payable.   As of March 31, 2016 and December 31, 2015, the Company recorded $0 and $3,164,000 as Convertible note and accrued $0 and $21,671 of interest in other current liabilities in its consolidated balance sheets.  The Company expensed $31,207 of interest, incurred prior to its conversion, during the quarter ended March 31, 2016.

NOTE 7— NOTES PAYABLE

Balance December 31, 2015	$300,000
Additions	-
Payments	-
Balance March 31, 2016	$300,000

 On July 5, 2012, the Company signed an unsecured Promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the three months ended March 31, 2016.  The Company has recorded accrued interest of $112,192 and $104,712 as of March 31, 2016 and December 31, 2015, respectively related to this note.

The Company expensed $7,479 and $7,397 respectively for the quarters ended March 31, 2016 and 2015 for interest related to this note.

NOTE 8 — LOANS FROM RELATED PARTY

The Company has an unsecured revolving promissory note (the “note”) with Dolphin Entertainment, Inc., an entity wholly owned by its CEO, that  at March 31, 2016 and December 31, 2015 had outstanding balances of $0 and $1,982,267, respectively.  The note earns an interest rate of 10% per annum. Dolphin Entertainment has the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three months ended March 31, 2015, Dolphin Entertainment loaned the Company $573,500 and was repaid $237,500 of principal. During the three months ended March 31, 2016, Dolphin Entertainment advanced $270,000 to the Company.  On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with Dolphin Entertainment. Pursuant to the terms of the Subscription Agreement, the Company and Dolphin Entertainment agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the Note into 12,293,640 (614,682 after reverse stock split) shares of common stock.  The shares were converted at a price of $0.25 ($5.00 after reverse stock split) per share. On the date of the conversion, the market price of the shares was $0.30 ($6.00 after reverse stock split) and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the condensed consolidated statement of operations for the three months ended March 31, 2016. The shares of Common Stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9).  During the three ended March 31, 2016 and 2015, $32,008 and $60,737 was expensed in interest. The Company recorded accrued interest of $5,788 and $1,126,057 in other current liabilities on its condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

In addition, Dolphin Entertainment advanced funds for working capital to Dolphin Films.  During the year ended December 31, 2015, Dolphin Films agreed to enter into Loan and Security agreements with certain debtholders totaling $8,774,327.  The amount was applied against amounts owed to Dolphin Entertainment by Dolphin Films.  See note 5 for more details.  As a result, Dolphin Films owes Dolphin Entertainment a net amount of $2,420,696 and $2,917,523, respectively, as of March 31, 2016 and December 31, 2015 that was recorded on the condensed consolidated balance sheets.  The net advance bears interest of 10% per annum. Dolphin Films recorded interest expense of $34,068 and $53,766 for the three months ended March 31, 2016 and 2015. During the quarter ended March 31, 2016, Dolphin Entertainment made advances totaling $320,000 and was repaid $943,420.

NOTE 9— LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment Inc., a related party.  Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment royalties at the rate of fifteen percent of net sales from performance of the licensed activities. During the three months ended March 31, 2016 and 2015, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to the licensing agreement.

NOTE 10 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production.  As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights.  The Company recorded the amounts received as deferred revenue on its consolidated balance sheets as of March 31, 2016 and December 31, 2015.  The amounts will remain in deferred revenue until the motion picture is delivered to the international buyers and all other stipulations in the agreements are met.

NOTE 11 – VARIABLE INTEREST ENTITIES

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses or the right to receive the residual returns of the entity. The most common type of VIE is a special-purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets, and distribute the cash flows from those assets to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s ,assets by creditors of other entities, including the creditors of the seller of the assets.

The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities.

To assess whether the Company has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments, servicing fees, and derivative or other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

The Company performs ongoing reassessments of (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value unless the VIE is an entity which was previously under common control, which is that case Is consolidated based historical cost.   A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities.  As such the financial statements of Max Steel Productions LLC and JB Believe LLC are consolidated in the balance sheets as of March 31, 2016 and December 31, 2015, and in the statements of operations and statements of cash flows presented herein for the three months ended March 31, 2016 and 2015. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Following is summary financial information for the VIE’s:

	Max Steel Productions LLC			JB Believe LLC
(in USD)	As of and for the three ended March 31, 2016	As of December 31, 2015	As of and for the three ended March 31, 2015	As of and for the three ended March 31, 2016	As of December 31, 2015	As of and for the three ended March 31, 2015
Assets	$18,293,811	$18,295,633	n/a	$132,564	$143,549	n/a
Liabilities	$(19,711,156)	$(19,113,335)	n/a	$(6,770,943)	$(6,655,335)	n/a
Revenues	-	-	-	-	$101,555	$20,513
Expenses	$(216,707)	$(677,339)	$(305,732)	$(126,881)	$(398,959)	$(77,759)

NOTE 12  — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On October 14, 2015, the Company amended its Articles of Incorporation to designate 4,000,000 preferred shares as “Series B Convertible Preferred Stock” with a $0.10 par value.  Each share of Series B is convertible, at the holders request, into nineteen shares of common stock.  Holders of Series B do not have any voting rights.

On October 16, 2015, the Company and T Squared Partners LP entered into a Preferred Stock Exchange Agreement whereby 1,042,753 of Series A preferred shares will be exchanged for 1,000,000 shares of Series B after certain conditions are met.  On March 7, 2016, all conditions were met and T Squared Partners LP were issued 1,000,000 shares of Series B convertible preferred stock.  As of March 31, 2016, no shares had been converted into shares of common stock. The Company recorded a Preferred Stock dividend in Additional Paid in Capital of $5,227,247 related to this exchange.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value.  The certificate of designation of the Series C Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series C Convertible Preferred Stock will be exercisable into one (1) share of Common Stock. Until the fifth anniversary of the date of the issuance, the Series C Convertible Preferred Stock will have certain anti-dilution protections as provided in the Certificate of Designation. Specifically, the number of Common Stock into which the Series C Convertible Preferred Stock will be converted (the “Conversion Number”) will be adjusted for each future issuance of Common Stock (but not upon issuance of Common Stock equivalents) (i) upon the conversion or exercise of any instrument currently or hereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Series C Preferred Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding currently held by such persons, which currently is approximately 53% of the shares of the Company’s Common Stock outstanding. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment, Inc., (“DEI”) for so long as Mr. O’Dowd continues to beneficially own at least 90% of DEI and serves on the board of directors or other governing body of DEI, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others but for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. The shares of Series C Convertible Preferred Stock will automatically convert into the number of shares of Common Stock equal to the Conversion Number in effect at that time (“Conversion Shares”) upon the occurrence of any of the following events: (i) upon transfer of the Series C Convertible Preferred Stock to any holder other than an Eligible Class C Preferred Stock Holder, (ii) if the aggregate number of shares of Common Stock plus Conversion Shares (issuable upon conversion of each share of Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock) held by the Eligible Class C Preferred Stock Holders in the aggregate constitute 10% or less of the sum of (x) the outstanding shares of Common Stock plus (y) all Conversion Shares held by the Eligible Class C Preferred Stock Holders and (iii) at such time as the holder of Series C Convertible Preferred Stock ceases to be an Eligible Class C Preferred Stock Holder. Series C Convertible Preferred Stock will only be convertible by the holder upon the Company satisfying certain “optional conversion thresholds” as provided in the Certificate of Designation. The Certificate of Designation also provides for a liquidation value of $0.001 per share. The holders of Series C Convertible Preferred Stock and Common Stock will vote together as a single class on all matters upon which the Common Stock is entitled to vote, except as otherwise required by law. The holders of Series C Convertible Stock will be entitled to three votes for each share of Common Stock into which such holders’ shares of Series C Convertible Stock could then be converted. The Certificate of Designation also provides for dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

On March 7, 2016, the Merger Consideration of 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock was issued to Dolphin Entertainment.

As of March 31, 2016, the Company has 3,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock issued and outstanding which have no determinable market value.  As of December 31, 2015, the Company had 1,042,753 shares of Series A Convertible Preferred Stock issued and outstanding which had no determinable market value.

B) Common Stock

The Company’s Articles of Incorporation authorize the issuance of 200,000,000 shares of $0.015 par value common stock. 10,000,000 shares have been designated for an Employee Incentive Plan.  As of March 31, 2016 and December 31, 2015, no awards were issued related to this plan.  On February 23, 2016, the Company filed with the Secretary of State of the State of Florida Articles of Amendment to the Amended Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 200,000,000 to 400,000,000 shares.

On February 5, 2016, the Company issued 12,656,000 (632,800 after reverse stock split) shares of common stock, at $0.25 ($5.00 after the reverse stock split) per share, in connection with the conversion of the debt per the terms of the convertible debt agreement entered into on December 7, 2015.  See Note 6 for further discussion.

On March 4, 2016, the Company issued 12,293,640 (614,682 after the reverse stock split) shares of common stock in connection with a subscription agreement entered into with Dolphin Entertainment, a related party, for debt and interest on its revolving promissory note. The debt was converted at $0.25 ($5.00 after the reverse stock split) per share.  See Note 8 for further discussion.

On March 29, 2016, the Company entered into ten subscription agreements to convert an aggregate amount of $2,883,377of principal and interest in loan and security agreements into 11,533,508 (576,676 after reverse stock split) shares of common stock at a conversion price of $0.25 ($5.00 after the reverse stock split) per share.  See Note 5 for further discussion.

On May 9, 2016, the Company filed Articles of Amendment to its Articles of Incorporation to effectuate a 1 to 20 reverse stock split, as previously approved by the Company’s Board of Directors and a majority of its shareholders. The reverse stock split was effective as of May 10, 2016.

           As of March 31, 2016 and December 31, 2015, the Company had 5,918,775 and 4,094,618 shares of common stock issued and outstanding.

C) Noncontrolling Interest

On May 21, 2012, Dolphin Digital Media, Inc. entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, Dolphin converted $1,500,000 of notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity.  Dolphin holds the remaining 75% and thus controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations.   The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and Dolphin will be responsible for paying all associated operating expenses. Revenues from Dolphin Kids Clubs LLC attributable to the noncontrolling interest were $4,320 and $938 for the quarters ended March 31, 2016 and 2015, respectively.  Per the terms of the operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member is paid $3,000,000.  Based on the revenues earned from the kids clubs during the quarter ended March 31, 2016, the Company recorded in other current liabilities $8,639 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs LLC is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity.  As of March 31, 2016 and December 31, 2015, the Company recorded a noncontrolling interest of $2,973,490 and $2,977,808 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs LLC.

NOTE 13 — LOSS PER SHARE

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding common shares adjusted accordingly. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company included the Preferred stock dividend of $5,227,247 in the calculation of loss per share as the loss for holders of common stock would be increased by that amount. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Net loss per share for the three months ended March 31, 2016 and 2015 is calculated as follows:

	For the three months ended March 31,
	2016	2015
Net Loss	$(3,448,848)	$(2,281,249)
Preferred stock deemed dividend	(5,227,247)	-
Net loss attributable to common stock shareholders	$(8,676,095)	$(2,281,249)

Weighted average number of shares of common stock	4,678,469	4,094,618
Basic and diluted earnings per share	$(1.85)	$(0.56)

NOTE 14 — WARRANTS

A summary of warrants issued, exercised and expired during the three months ended March 31, 2016 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2015	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2016	21,000,000	$0.17

On March 10, 2010, T Squared Investments, LLC was issued Warrant “E” for 7,000,000 shares of Dolphin Digital Media, Inc. at an exercise price of $0.25 per share ($5.00 after reverse stock split) with an expiration date of December 31, 2012.  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments LLC is made to Dolphin, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933 (the “Securities Act”). During the years ended December 31, 2010 and 2011, T Squared Investments LLC paid down a total of $1,625,000 and the current exercise price is $0.0179 ($0.36 after reverse stock split).

During the year ended December 31, 2012, T Squared Investments LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments LLC before issuing any common stock below the existing conversion price as defined in the agreement.  As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and  on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments LLC (Warrant “F”) with an exercise price of $0.25 per share ($5.00 after reverse stock split).  T Squared Investments LLC can continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share.  At such time, T Squared Investments LLC will have the right to exercise Warrant ‘F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared Investments LLC did not make any payments during the quarter ended March 31, 2016 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants to with an exercise price of $0.25 per share ($5.00 after reverse stock split) and an expiration date of September 13, 2015 for $35,000.  The holder can continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share.  At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as Additional paid in capital. The Company agreed to extend the warrants for a period of three years until September 13, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the quarter ended March 31, 2016 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 15— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO.  The employment agreement was effective January 1, 2012 and continued for an initial term of three years, renewable at the option of the CEO for another two years.  Pursuant to the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015.  The agreement states that the CEO will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO is eligible to participate in all of the Company’s benefit plans offered to its employees.   As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets.  Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause.  The Company accrued $2,062,500 and $2,000,000 of compensation as accrued compensation and $573,527 and $523,144 of interest in other current liabilities on its consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, in relation to this agreement.  For the quarters ended March 31, 2016 and 2015, the Company expensed as interest $50,382 and $43,664, respectively related to this agreement.

The Company has 14,000,000 warrants outstanding with T-Squared Investments LLC, a related party which owns 23% of the fully diluted common shares.  The warrants have an exercise price of $0.25 ($5.00 after reverse stock split) and expire December 31, 2018.  T-Squared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $.0179 ($0.36 after reverse stock split). Note 14 details the terms of these warrants.

During 2015, the Company agreed to pay a related party, Dolphin Entertainment, Inc. $250,000 for a script that it had developed for a web series that the Company produced during the year ended December 31, 2015.  As of March 31, 2016 and December 31, 2015, the Company recorded an accrual of $250,000 in other current liabilities on its consolidated balance sheets.

As discussed in Note 3, on October 14, 2015, the Company and DDM Merger Sub, Inc. (“Merger Subsidiary”), a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and Dolphin Entertainment both entities owned by a related party.  Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger.  As a result of the Merger, the Company acquired Dolphin Films.  As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Merger Consideration”) to Dolphin Entertainment.

In connection with the Merger, on October 16, 2015, the Company and T Squared Partners LP (“T Squared”) entered into a Preferred Stock Exchange Agreement pursuant to which the Company agreed to issue 1,000,000 shares of Series B Convertible Preferred Stock to T Squared in exchange for 1,042,753 shares of Series A Convertible Preferred Stock, previously issued to T Squared.  See Note 12 for further discussion.

The Company entered into a verbal agreement with Dolphin Entertainment, Inc. for producer services related to certain of its projects.  The agreement was for an annual amount of $500,000.  The Company terminated the agreement effective June 30, 2015.  The Company recorded $125,000 during the quarter ended March 31, 2015 in its condensed consolidated statement of operations.

The Company has a related party receivable of $453,529 as of March 31, 2016 and December 31, 2015, respectively with Dolphin Entertainment for debt that the Company acquired on behalf of the related party.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  As of March 31, 2016, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.     The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, the Company received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At March 31 2016 and December 31, 2015, the Company had a remainder of $40,000 in accruals related to these late filing penalties and is presented as a component of other current liabilities.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs. Effective July 1, 2015, the two parties agreed to amend and restate the agreement.   The agreement is for a period of three years from the effective date and will automatically renew for successive terms of three years unless terminated by either party with written notice at least 180 day prior to the expiration of the initial or any subsequent term.  The Company is responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package is $10,000 with the Company earning $1,250.  The remaining funds are used for program materials and the costs of other partners.

The Company recorded revenues of $17,278 and $3,750 during the three months ended March 31, 2016 and December 31 2015, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan.  The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company.  The plan will be administered by the Board of Directors or a committee designated by the board.  As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan.  No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan as of March 31, 2016 and December 31, 2015.

Talent, Director and Producer Participations

Per agreements with talent, directors and producer’s on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements.  The Company cannot estimate the amounts that will be due as these are based on future box office performance.

NOTE 17 — SUBSEQUENT EVENTS

On April 1, 2016, the Company, entered into substantially identical subscription agreements (the “Agreements”) with certain private investors (the “ Investors”), pursuant to which the Company issued and sold to the Investors in a private placement (the “Placement”) an aggregate of 21,500,000 (1,075,000 after reverse stock split) shares (the “Initial Subscribed Shares”) of the Company’s common stock, par value $0.015 per share (the “ Shares”), at a purchase price of $0.25 ($5.00 after reverse stock split) per Share (the “Purchase Price”). The Placement provided $5,375,000 of aggregate gross proceeds to the Company. On March 31, 2016, the Company received $1,500,000, in advance for one of these agreements.  The amount was recorded as non current debt on the condensed consolidated balance sheet. Under the terms of the Agreements, each Investor has the option to purchase additional Shares at the Purchase Price, not to exceed the number of such Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, an Investor must deliver notice to the Company of such election during the first ten business days of the applicable quarter, specifying the number of additional Shares such Investor elects to purchase. If an Investor timely delivers such notice to the Company, then the closing of the sale of the applicable number of additional Shares must occur on the last business day of the applicable quarter. The Company issued the Shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such Investor was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that such Investor’s Shares were being acquired for investment purposes. The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act.

The Company’s Board of Directors and a majority of its shareholders approved a reverse stock split of the Company’s issued and outstanding common stock, par value $0.015 per share (“Common Stock”), on a twenty (20) old for one (1) new basis (the “Reverse Stock Split”). On May 9, 2015, the Company filed with the Florida Department of State Articles of Amendment to the Company’s Articles of Incorporation (the “Articles of Amendment”) to effect the Reverse Stock Split, providing that the Reverse Stock Split would become effective under Florida law on May 10, 2016. The Reverse Stock Split did not affect the number of authorized shares of Common Stock. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of Common Stock.

In April 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country.  The Company entered into a co-production agreement with an unrelated party and will finance 50% of the project’s budget.  Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content.  In partnership with US Youth Soccer and United Way Worldwide, we also seek to develop online kids clubs.  On October 14, 2015, we and DDM Merger Sub, Inc., our wholly owned subsidiary, entered into a merger agreement with Dolphin Films, Inc. and Dolphin Entertainment, Inc., both entities owned by a related party. The merger was approved by a majority of our shareholders on February 22, 2016 at our annual meeting.  On March 7, 2016, pursuant to the merger agreement, DDM Merger Sub, Inc. merged with and into Dolphin Films, Inc. with Dolphin Films, Inc. surviving the merger.  As a result of the merger, we acquired Dolphin Films, Inc., a content producer in the motion picture industry.  As consideration for the merger, we issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of newly designated Series C Convertible Preferred Stock to Dolphin Entertainment, Inc.   The following management discussion is based on financial information that has been retrospectively adjusted as if the merger had occurred from the first date of financial information presented.  All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

On May 9, 2016, we filed, with the State of Florida, Articles of Amendment to our Articles of Incorporation to effectuate a 1 to 20 reverse stock split.  The reverse stock split was effective as of May 10, 2016. The reverse stock split was approved by our Board of Directors and a majority of our shareholders.  Shares of common stock have been retrospectively adjusted to reflect the reverse stock split in the following management discussion.

Revenues

We currently derive revenue through (i) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division; (ii) international distribution of motion pictures produced by Dolphin Films, our newly acquired film division and (iii) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three months March 31, 2016 and 2015 :

	Three months ended March 31,
Revenues:	2016	2015
Production and distribution	-	85.0%
Membership	100.0%	15.0%
Total revenue	100.0%	100.0%
Total revenues (in USD)	$17,278	$24,263

Dolphin Digital Studios

During the three months ended March 31, 2015, our primary sources of revenue were from (i) the sale of international distribution rights of a feature film released in 2013 and (ii) revenues from the sale of memberships to online kids clubs. By comparison during the three months ended March 31, 2016, we generated revenue only from our membership activities.

We expect that a significant portion of our revenues during the later part of 2016 will be generated by Dolphin Digital Studios from the production and release of additional web series on online platforms.  In April of 2016, we entered into a Co-Production agreement to produce a digital project that showcases favorite restaurants of NFL players.  The show will be produced throughout several cities in the US and we anticipate that it will be available for distribution in the fourth quarter of 2016.  We are currently sourcing distribution platforms in which to release projects for which we have the rights, and which we intend to produce.  We earn production and online distribution revenue solely through the following:

●
Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.    During the quarter ended March 31, 2016, we did not produce any digital content and instead, concentrated our efforts in identifying potential distribution partners. Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

●
Initial Distribution/Advertising Revenue:  We earn revenues from the distribution of online content on advertising based video on demand (“AVOD”) platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and most recently Hulu, where we distributed our web series, “South Beach - Fever” during the third and fourth quarters of 2015.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video on demand (“SVOD”).  No revenues from this source have been derived during the three months ended March 31, 2016 and 2015.  We intend to source potential secondary distribution partners for our web series, “South Beach - Fever” once our agreement with the initial distributor expires.

As a producer, we will generally be eligible to retain between 70% and 100% of any product integration fees or sponsorship revenues, associated with any of our web series.  We derived revenues from sponsorship agreements during 2012.  During the three months ended March 31, 2016 and 2015, we did not earn any revenues from product integration.  We are currently exploring the possibility of having certain integration in our new digital project.

Dolphin Films

During the three months ended March 31, 2015, we derived revenues primarily through the international distribution of a motion picture titled “Believe” that premiered domestically on December 25, 2013.

During 2014, we entered into the production of a motion picture titled “Max Steel”. The motion picture was completed during 2015 with an expected release date of Summer 2016. We expect to derive a majority of our 2016 revenues from this motion picture through the following sources:

●  Theatrical – Theatrical revenues are expected to be derived from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has existing agreements with theatrical exhibitors. The financial terms negotiated with its U.S. theatrical distributor provide that we receive a percentage of the box office results, after related distribution fees.

●  International – International revenues are expected to be derived through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time.

●  Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, video on demand (“VOD”), pay-per-view (“PPV”), electronic sell-through (“EST”), subscription based video on demand (“SVOD”) and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office.

 Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments.  The scripts can be for either digital or motion picture productions.  During 2015, we acquired the rights to a script for a motion picture that we intend to produce in late 2016 or early 2017.  We have also identified two other scripts that we believe would appeal to one of our target demographics and are currently negotiating their acquisition. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Online Kids Clubs

  We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We share in a portion of the membership fees as outlined in our agreements with the various entities.  For the three months ended March 31, 2016, we recorded $0.02 million from our online kids clubs and insignificant revenues for the three months ended March 31, 2015.  We operate our online kids club activities through our subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  We own 75% of Dolphin Kids Club and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Club and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

Expenses

Our expenses consist primarily of (1) direct costs, (2) selling, general and administrative expenses (3) payroll expenses and (4) legal and professional fees.

Direct costs include amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production.  Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the digital production in certain ancillary markets. Included within direct costs are immaterial impairments for any of our projects.  Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value. Material impairments would be recorded as a separate item on our statement of operations.

Selling, general and administrative expenses include all overhead costs except for payroll and legal and professional fees that are reported as a separate expense item.  Included within selling, general and administrative expenses are the commissions that we pay our advertising and distribution brokers, which can range up to 25% of the distribution and advertising revenue that we receive.

Legal and professional fees include fees paid to our attorneys, fees for public relations consultants, fees for general business consultants and fees paid to our sales agent for back office services.

Other Income and Expenses

Other income and expenses consist primarily of (i) interest payments to Dolphin Entertainment, an entity owned by our CEO, in connection with loans made to the Company ; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures and (iii) loss on extinguishment of debt. On March 4, 2016, Dolphin Entertainment converted the principal balance of the note related to the loans, together with accrued interest (or $3,073,410), into an aggregate of 12,293,640 shares of Common Stock at $0.25 per share (or 614,682 shares at $5.00 per share on a post-split basis) as payment in full of the note. In addition, we entered into subscription agreements with other debtholders, which resulted in agreements to convert an aggregate of $9,030,198 principal and interest (including the note converted by Dolphin Entertainment) into 1,806,040 shares of common stock at a price of $5.00 per share (on a post-split basis).  The conversions occurred on days when the market price of the stock was $6.00 per share.  As a result, we recorded a loss on the extinguishment of the debt of approximately $1.2 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

Revenues

For the three months ended March 31, 2016, we generated all of our revenue from a portion of fees obtained from the sale of memberships to online kids clubs.  By contrast during the three months ended March 31, 2015, we generated a majority of our revenues from the international distribution rights of our motion picture, “Believe”.

	For the three months ended March 31,
Revenues:	2016	2015
Production and distribution	$-	$20,513
Membership	17,278	3,750
Total revenues:	$17,278	$24,263

Revenues from membership fees increased by $0.01 million, for the three months ended March 31, 2016 as compared to the same quarter in the prior year as a result of promotional efforts by a consultant that was hired to promote the kids club.  We expect to see an increase in revenues from kids clubs during the remainder of 2016.

Revenues from production and distribution decreased by $0.02 million for the quarter ended March 31, 2016 as compared to the same quarter in the prior year primarily due to the recognition of revenue in 2015 from international distribution agreements for the motion picture “Believe”. The motion picture was released in the U.S. on December 25, 2013.

Expenses

For the three months ended March 31 2016 and 2015, our primary operating expenses were direct costs, selling, general and administrative expenses, legal and professional fees and payroll expenses.

	For the three months ended March 31,
Expenses:	2016	2015
Direct costs	$2,282	$274,862
Selling, general and administrative	268,000	425,349
Legal and professional	344,735	601,978
Payroll	387,446	316,098
Total expenses	$1,002,463	$1,618,287

Direct costs decreased by approximately $0.3 million for the three months ended March 31, 2016 as compared to the prior year mainly due to a fee paid to our distributor related to the release date of our motion picture "Believe."

Selling, general and administrative expenses decreased by approximately $0.2 million for the quarter ended March 31, 2016 as compared to the same quarter in the prior year. The decrease is mainly due to marketing and consulting fees incurred in 2015 related to our motion picture  "Max Steel" and a charitable contribution made in the first quarter of 2015.

Payroll expenses increased by approximately $0.1 million for the quarter ended March 31, 2016 as compared to the same quarter in the prior year mostly due to the addition of several employees and cost of living salary increases made at the beginning of 2016.

Legal and professional expenses decreased by approximately $0.3 million primarily due to the expiration in December of 2015 of the a certain contract for international distribution back office service  and the termination of an agreement with a related party for producer services.

Other Income and expenses

	For the three months ended March 31,
Other (Income)/Expense:	2016		2015
Other income	$	(9,660)	$-
Loss on Extinguishment of debt		1,191,358	-
Interest expense		1,281,965	687,225
Other Income/expense		$2,463,663	$687,225

Interest expense increased by approximately $0.6 million for the quarter ended March 31, 2016 as compared to the same quarter in prior year and was directly related to $12.5 million in loan and security agreements that we entered into during 2015 for our film division.  In addition, we entered into additional loan and security agreements for our digital business in the amount of $1.3 million.  Each of these agreements bears interest of up to 12% per annum.

On March 29, 2016, we entered into ten individual subscription agreements (the “Subscription Agreements”) with each of ten subscribers (the “Subscribers”). The Subscribers were holders of outstanding promissory notes issued pursuant to these Loan and Security Agreements. Pursuant to the terms of the Subscription Agreements, we agreed to convert $2,883,377 aggregate amount of principal and interest outstanding under the Notes into an aggregate of 576,676 shares of Common Stock at $5.00 per share as payment in full of each of the Notes.  On the date of the conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $576,676 on our condensed consolidated statement of operations.

On March 4, 2016, we entered into a subscription agreement with Dolphin Entertainment, a related party.  Pursuant to the terms of the subscription agreement, we agreed to convert $3,073,410 of principal and interest outstanding on a revolving promissory note into 614,682 shares of common stock at $5.00 per share.  On the date of conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $614,682 on our condensed consolidated statement of operations.

Net Loss

Net loss was approximately $3.5 million or $(1.85) per share for the three months ended March 31, 2016  based on 4,678,469 weighted average shares outstanding as of March 31, 2016 and approximately $2.3 million or $(0.03) per share for the three months ended March 31, 2015 based on 4,094,618 weighted average shares outstanding as of March 31, 2015.  Net losses for the three months ended March 31, 2016 and 2015 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities decreased by approximately $1.6 million from approximately $(2.2) million used during the three months ended March 31, 2015 to approximately $(0.6) million used during the three months ended March 31, 2016.  This decrease was due to the following factors: (i) use of approximately $2.0 million during the quarter ended March 31, 2015 for capitalized production costs related to our motion picture; and (ii) a net $1.5 million of incentive tax credits receivable from certain motion picture projects. This is offset by receivables collected during the quarter ended March 31, 2016 totaling $1.0 million and $0.8 million received as deposits for a producer fee and the advertising revenues for our digital project.

Cash flows from financing activities decreased by approximately $1.7 million from approximately $2.6 million for the three months ended March 31, 2015 to approximately $0.9 million for the three months ended March 31, 2016.  During the three months ended March 31, 2015, we received (i) $1.2 million of advances from loan and security agreements; (ii) $1.6 million in advances from a related party and (iii) repaid advances from a related party in the amount of $0.2 million.  During the three months ended March 31, 2016, we received $1.5 million as an advance on a subscription agreement that we subsequently entered into, received advances from a related party in the amount of $0.7 million and made payments to a related party in the amount of $1.3 million.

As of March 31, 2016 and 2015, we had cash of approximately $2.7 million and approximately $0.8 million, respectively, and a working capital deficit of approximately $40.1 million and approximately $40.7 million, respectively.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that we will be successful in raising additional capital.  We are currently obtaining financing for the Prints and Advertising costs to release one of our movies.  We expect to derive revenues once the movie is released in 2016.  We currently have the rights to several scripts that we intends to obtain financing to produce and release during 2017.  We expect to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production.  In addition, we have entered into subscription agreements with certain investors for the sale of our common stock in the amount of $5.4 million.

Financing Arrangements

During 2011 and 2012, we secured financing for a slate of projects through Equity Finance Agreements in the amount of $1.0 million that were entered into during 2011 and 2012. Pursuant to the terms of the agreements, we were permitted to invest in projects through December 31, 2012.  These funds were allocated across eleven projects.  Lenders are entitled to receive, from the producers’ gross receipts generated by each of the eleven projects, (i) first, a return of their principal, (ii) second, a preferential return of 15% of their principal and (iii) third, a 50%  split of any additional producers’ gross receipts (with the Company receiving the other 50%).  The agreement defines “producers’ gross receipts” as the net profit of the production after all costs have been paid and after the actors and others have been paid their pro rata share of any subsequent revenue.  Each of the agreements provides that we are entitled to earn a producer’s fee of up to $250,000 per production which is considered part of the expenses of the project and paid prior to calculation of the producers’ gross receipts.

Based on the gross producers’ revenues through March 31, 2016, we are not required to pay the lenders any amount in excess of the existing liability already recorded as of March 31, 2016.  Two of the productions were completed as of March 31, 2016 and there was immaterial producer gross receipts generated as defined in the Equity Finance Agreements as of March 31 2016.  To the extent that we generate additional gross producer revenues subsequent to year end, the lenders would be entitled to receive their pro rata share of such revenue.

During the year ended December 31, 2015, we entered into various Loan and Security Agreements with individual investors totaling $4.1 million to finance the production of our new web series “South Beach – Fever”.   In connection with the execution of each of the Loan and Security Agreements, the Company granted each individual lender the right to participate in the future profit generated by the series (defined as the gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) in proportion to their loan commitment over the aggregated loan commitment received to the finance the series. The loans earn interest of up to 12% annually which was payable monthly through August 31, 2015, except for one agreement which was through February 29, 2016. During 2015 and pursuant to the terms of the agreements, we exercised our option to extend the maturity date of the Loan and Security agreements to August 31, 2016 and began accruing interest at 1.25% over the stated rate.  On March 29, 2016, we entered into ten individual subscription agreements (the “Subscription Agreements”) with each of ten subscribers (the “Subscribers”). The Subscribers were holders of outstanding promissory notes issued pursuant to these Loan and Security Agreements. Pursuant to the terms of the Subscription Agreements, we agreed to convert $2,883,377 aggregate amount of principal and interest outstanding under the Notes into an aggregate of 576,676 shares of Common Stock at $5.00 per share as payment in full of each of the Notes.  On the date of the conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $576,676 on our condensed consolidated statement of operations.

During 2012, we entered into an agreement with a note holder to form Dolphin Kids Club LLC.  Under the terms of the agreement, the note holder agreed to convert $1.5 million aggregate principal amount of its note into equity of Dolphin Kids Club LLC and made additional capital contributions of $1.5 million during the year ended December 31, 2012.  In exchange the note holder received a 25% membership interest in the newly formed entity.  We hold the remaining 75% and, thus, controlling interest in the entity. The purpose of this entity is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses online kids clubs created between January 1, 2012 and December 31, 2016.  It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses.   Net income will be attributable to each member based on the thresholds established in the operating agreement of the entity.  Dolphin Kids Clubs LLC has been consolidated in our consolidated financial statements with amounts attributable to the noncontrolling interest presented as a separate component of shareholders’ equity.  As of March 31, 2016 and December 31, 2015, we recorded a noncontrolling interest of $2,973,490 and $2,977,808, respectively, for the 25% interest in Dolphin Kids Clubs LLC.

During 2013 through 2015, we entered into various Loan and Security agreements with individual investors totaling $12.5 million to produce certain motion picture projects. Pursuant to the terms of the agreements, the investors receive all of our share of the proceeds from these projects until the principal is repaid. The loans earn interest of up to 12% per annum which was payable monthly through June 30, 2015. In connection with the execution of each of the Loan and Security agreements, we granted the group of debtholders the right to participate in fifteen percent of the future profits from these projects (defined as the gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a pro rata basis based on their loan commitment as a percentage of the total loan commitments received to fund these specific motion picture productions. Pursuant to the terms of the agreement, we exercised the option to extend the maturity date to December 31, 2016 and are accruing interest of up to 13.25% (1.25% over the loan stated rate) through the maturity date or date of principal repayment.

During 2014, we entered into a financing deal in the amount of $10.4 million to produce “Max Steel”. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $0.5 million of interest.

During 2015, we entered into a Loan and Security agreement for $0.5 million of a total $12.5 million we intend to borrow to produce certain motion picture projects. This is in addition to the $12.5 million discussed above. The proceeds of the Loan and Security agreements will be used for separate projects. As part of this $12.5 million, we agreed to enter into Loan and Security agreements with certain debtholders in the amount of approximately $8.8 million to satisfy a related party debt in the same amount. Pursuant to the terms of the agreements, the investors receive all of our share of the proceeds from these projects until the principal is repaid. The loans earn interest up to 11.25% per annum which is payable monthly through December 31, 2016. We have the option of extending the maturity date until July 31, 2018 and interest will accrue at a rate of 1.25% over the loan stated rate. Similar to the agreements above, we granted the debtholders the right to participate in fifteen percent of our future profits from these projects on a pro rata basis based on their loan commitment as a percentage of the total loan commitment received to fund the specific motion picture projects as per the agreements.

On December 7, 2015, we entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company.  The promissory note, bears interest on the unpaid balance at a rate of 10% per annum, becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time.  Pursuant to the subscription agreement, we issued a convertible note to the Investor in the amount of $3,164,000.  At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into common shares.  The convertible note has a conversion price of $5.00 per share.  The outstanding principal amount and all accrued interest are mandatorily and automatically converted into common stock, at the conversion price, upon the average market price of the Common Stock being greater than or equal to the conversion price for twenty trading days.  The Company completed this offering in reliance on Section 4(a)(2) or Rule 504, 505 or 506 of the Securities Act of 1933. On February 5, 2016, a triggering event occurred pursuant to the convertible note agreement.  As such 632,800 shares of common stock were issued in satisfaction of the convertible note payable.

On April 1, 2016, we entered into substantially identical subscription agreements (the “Agreements”) with certain private investors (the “ Investors”), pursuant to which we issued and sold to the Investors in a private placement (the “Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of the Company’s common stock, par value $0.015 per share (the “ Shares”), at a purchase price of $5.00 per Share (the “Purchase Price”). The Placement provided us with $5,375,000 of aggregate gross proceeds. On March 31, 2016, we received $1,500,000, in advance for one of these agreements.  The amount was recorded as non current debt on our condensed consolidated balance sheet. Under the terms of the Agreements, each Investor has the option to purchase additional Shares at the Purchase Price, not to exceed the number of such Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, an Investor must deliver notice to us of such election during the first ten business days of the applicable quarter, specifying the number of additional Shares such Investor elects to purchase. If an Investor timely delivers such notice, then the closing of the sale of the applicable number of additional Shares must occur on the last business day of the applicable quarter. We issued the Shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to us that they are an “accredited investor” as defined in Rule 501(a) under the Securities Act and that such Investor’s Shares were being acquired for investment purposes. The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act.

Based upon the exercise of the options to extend the maturities after year end, all of our debt is due during the year ended December 31, 2016.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2015, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2015, our accumulated deficit as of December 31, 2015 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, project-specific financing and additional sales of our common stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital. As discussed above, on April 1, 2016, we entered into several agreements to sell 1,075,000 shares of common stock at $5.00 per share.  The agreements provide an option to purchase up to the same number of shares of common stock, at the same price as those purchased on April 1, for each of the second, third and fourth quarters of 2016.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2015 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the three months ended March 31, 2016.

Recent Accounting Pronouncements

Recent accounting pronouncements that we have adopted or will be required to adopt in the future are summarized below.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on lease accounting. This update requires lessees to put most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Other recent Accounting Standards Updates not effective until after March 31, 2016 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements include:

1.	our expectations concerning our ability to derive future cash flows and revenues from the production, release and advertising of future web series on online platforms;

2.	our expectations regarding an increase in revenues from our kids clubs during 2016;

3.	our expectations concerning the ability to derive future cash flows from the release of our motion picture during 2016;

4.	our expectations to produce a digital project showcasing favorite restaurants of NFL players throughout several cities in the US that will be available for distribution in the fourth quarter of 2016;

5.	our intention to source potential distribution partners for our web series, “South Beach – Fever”;

6.	our expectation to release “Max Steel” in Summer of 2016;

7.
our expectation to derive a majority of our 2016 revenues from our motion picture, “Max Steel” in the form of (i) theatrical revenues expected to be derived from its domestic theatrical release, (ii) international revenues expected to be derived through license agreements with international distributors and (iii) other secondary distribution revenues;

8.	our intention to use our purchased scripts for future motion picture productions;

9.	our expectations concerning the ability to raise working capital through the sale of our common stock;

10.	our intention to borrow funds from our CEO, private investors and other lenders to produce our digital and motion picture projects;

11.	our intention to implement improvements to address material weaknesses in internal control over financial reporting, including hiring additional accounting and finance personnel; and

12.	our expectations concerning the impact of recent Accounting Standards Updates on our financial position or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

1.	unpredictability of the commercial success of our future web series and motion pictures;

2.	economic factors that affect advertising, production and distribution revenue in the online industry;

3.	continuing industry demand for online digital entertainment;

4.	our ability to identify, produce and develop online digital entertainment and motion pictures that meet the industry demand;

5.	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;

6.	availability of financing from our CEO and other investors under favorable terms to fund our digital and motion picture projects;

7.	the willingness and ability of our counterparties to exercise their purchase rights under the subscription agreements entered into on April 1, 2016;

8.	our ability to adequately address material weaknesses in internal control over financial reporting, including our ability to attract and hire appropriate accounting and finance personnel;

9.	the ability of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue;

10.	our ability to accurately predict the impact of recent Accounting Standards Updates on our financial position or results of operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 31, 2016, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2016 as follows:

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

PART II — OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit No.	Description	Incorporated by Reference

3.1(a)	Amended Articles of Incorporation of Dolphin Digital Media, Inc. (conformed copy incorporating all amendments through May 10, 2016.)	Furnished herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	Interactive Data File	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 23, 2016.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer