Form 10-Q
period 2016-06-30
DOLPHIN DIGITAL MEDIA INC
filed 2016-08-22
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding was 10,674,215 as of August 22, 2016.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of June 30, 2016	As of December 31, 2015(1)

Current
Cash and cash equivalents	$4,964,852	$2,392,685
Prepaid Expenses	2,752	72,518
Related party receivable	453,529	453,529
Receivable and other current assets	1,956,381	2,827,131
Total Current Assets	7,377,514	5,745,863
Capitalized production costs	15,291,506	15,170,768
Property and equipment	44,098	55,413
Deposits	397,069	397,069
Total Assets	$23,110,187	$21,369,113
LIABILITIES
Current
Accounts payable	$699,670	$ 2,070,545
Other current liabilities	2,997,847	2,984,320
Accrued compensation	2,125,000	2,065,000
Debt	18,932,671	34,731,008
Loan from related party	2,017,865	2,917,523
Deferred revenue	1,418,368	1,418,368
Note payable	300,000	300,000
Total Current Liabilities	28,491,421	46,486,764
Non Current
Convertible note	-	3,164,000
Loan from related party	-	1,982,267
Debt	-	2,600,000
Total Non Current Liabilities	-	7,746,267
Total Liabilities	28,491,421	54,233,031
STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized,	160,113	61,419
10,674,215 issued and outstanding at June 30, 2016 and
4,094,618 issued and outstanding at December 31, 2015
Preferred stock, 10,000,000 shares authorized
Preferred Stock, Series A, $0.001 par value, 1,042,753 issued and outstanding	-	-
at December 31, 2015 and none issued and outstanding at June 30, 2016.
Preferred Stock, Series B, $0.10 par value, 4,000,000 share authorized, 3,300,000 shares issued	330,000	330,000
and outstanding at June 30, 2016, none were issued and outstanding at December 31, 2015
Preferred Stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued	1,000	1,000
and outstanding at June 30, 2016, none were issued and outstanding at December 31, 2015
Additional paid in capital	65,023,567	26,381,283
Accumulated deficit	(73,868,465)	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(8,353,785)	$(35,841,726)
Non-controlling interest	2,972,551	2,977,808
Total Stockholders' Deficit	$(5,381,234)	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$23,110,187	$21,369,113

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015(1)	2016	2015(1)

Revenues:
Production	$4,000	$116	$4,157	$20,629
Membership	3,750	12,261	21,028	16,011
Total revenues	7,750	12,377	25,185	36,640

Expenses:
Direct costs	-	-	2,429	275,387
Selling, general and administrative	523,014	597,020	967,531	1,224,353
Legal and professional	394,358	500,306	562,576	899,783
Payroll	363,756	337,630	751,202	653,727
Loss before other expenses	(1,273,378)	(1,422,579)	(2,258,553)	(3,016,610)

Other income	-	-	9,660	-
Loss on extinguishment of debt	(4,652,443)	-	(5,843,811)	-
Interest expense	(1,778,111)	(705,660)	(3,155,076)	(1,392,881)
Net loss	(7,703,932)	(2,128,239)	(11,247,780)	(4,409,491)

Net income attributable to noncontrolling interest	$937	$3,065	$5,257	$4,003
Net loss attributable to Dolphin Digital Media, Inc.	(7,704,869)	(2,131,304)	(11,253,037)	(4,413,494)
Net loss	$(7,703,932)	$(2,128,239)	$(11,247,780)	$(4,409,491)

Basic and Diluted Loss per Share	$(1.63)	$(0.52)	$(2.57)	$(1.08)

Weighted average number of shares used in share calculation	7,340,942	4,094,618	6,050,896	4,094,618

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2016	2015(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,247,780)	$(4,409,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,316	12,761
Amortization of capitalized production costs	2,439	20,513
Loss on extinguishment of debt	5,843,811
Changes in operating assets and liabilities:
Receivables and other current assets	870,550	(1,389,517)
Prepaid expenses	69,766	2,174,172
Capitalized production costs	(123,177)	(2,676,072)
Deposits	-	(23,913)
Deferred revenue	-	750,000
Accrued compensation	60,000	125,000
Accounts payable	(1,370,875)	(486,747)
Other Current Liabilities	3,597,441	1,000,834
Net Cash Used in Operating Activities	(2,286,509)	(4,902,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(3,137)
Net Cash Used In Investing Activities	-	(3,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	-	2,550,131
Repayment of Loan and Security agreement	(405,000)	-
Sale of common stock	6,225,000	-
Advances from related party	-	3,524,234
Repayment to related party	(961,324)	(622,500)
Net Cash Provided by Financing Activities	4,858,676	5,451,865
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,572,167	546,268
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,392,685	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,964,852	$939,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$749,249	$775,511

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Refinance of related party debt to third party debt	$-	3,803,337
Conversion of related party debt and interest to shares of common stock	$3,073,410	-
Conversion of convertible debt	$3,164,000	-
Conversion of loan and security agreements, including interest, into shares of common stock	$20,434,858	-

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

Dolphin Digital Media, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the quarter ended June 30, 2016

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Non controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance December 31, 2015(1)	1,043,000	$ 1,043	4,094,618	$ 61,419	$ 26,711,240	$ 2,977,808	$ (62,615,428)	$ (32,863,918)

Net loss for the six months ended June 30, 2016	-	-	-	-	-	-	(11,247,780)	(11,247,780)
								-
Income attributable to the noncontrolling interest	-	-	-	-	-	5,257	(5,257)	-

Return of capital to noncontrolling member	-	-	-	-	-	(10,514)	-	(10,514)

Issuance of commons stock during the six months ended June 30, 2016	-	-	6,579,493	924,952	31,972,215	-	-	32,897,167

Extinguishment of debt at a price of $0.25	-	-	-	-	5,843,811	-	-	5,843,811

Preferred stock dividend related to exchange of Series A for Series B Preferred Stock					(5,227,247)	-	-	(5,227,247)

Issuance of Series B Preferred	3,300,000	330,000	-	-	5,940,247	-	-	6,270,247

Issuance of Series C Preferred	1,000,000	1,000	-	-	(1,000)	-	-	-

Retirement of Series A Preferred	(1,043,000)	(1,043)	-	-	(1,041,957)	-	-	(1,043,000)

Effect of reverse stock split on cumulative amount of par value			104	(826,528)	826,528			-
Balance June 30, 2016	4,300,000	$ 331,000	10,674,215	$ 160,113	$ 65,023,567	$ 2,972,551	$ (73,868,465)	$ (5,381,234)

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Hiding Digital Productions, LLC, Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Max Steel Productions, LLC, Dolphin JB Believe Financing, LLC and Dolphin JOAT Productions, LLC

Effective March 7, 2016, the Company acquired “Dolphin Films” from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), a company wholly owned by William O’Dowd, CEO, President, Chairman of the Board and majority shareholder of Dolphin. The acquisition from Dolphin Entertainment was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at Dolphin Entertainment’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of Dolphin Entertainment prior to the effective date of the acquisition. See Note 3 for additional information regarding Dolphin Films acquisition.

On May 9, 2016, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Floridato effectuate a 20-to-1 reverse stock split. The reverse stock split was approved by the Board of Directors and a majority of the Company’s shareholders and became effective May 10, 2016. The number of common shares in the accompanying unaudited condensed consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included Max Steel Productions, LLC formed on July 8, 2013 in the State of Florida and JB Believe, LLC formed on December 4, 2012 in the State of Florida in its combined financial statements as VIE’s.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

 Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued an accounting standards update on lease accounting. This update requires lessees to put most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the six months ended June 30, 2016 of $11,247,780. As of June 30, 2016, the Company recorded an accumulated deficit of $73,868,465. Further, the Company has a working capital deficit of $21,113,906 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently in the process of obtaining financing for the Prints and Advertising costs to release one of its movies. The Company expects to derive revenues once the movie is released in 2016. It currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis and expects to derive additional revenues from these productions in the fourth quarter of 2016. There can be no assurances that such income will be realized in future periods.

NOTE 3 — ACQUISITION OF DOLPHIN FILMS, INC.

On March 7, 2016, the Company, DDM Merger Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of the Company (“Merger Subsidiary”), Dolphin Entertainment and Dolphin Films completed their previously announced merger contemplated by the Agreement and Plan of Merger, dated October 14, 2015 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Subsidiary merged with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger. As a result of the Merger, the Company acquired Dolphin Films. At the effective time of the Merger, each share of Dolphin Films’ common stock, par value $1.00 per share, issued and outstanding, was converted into the right to receive the consideration for the Merger (the “Merger Consideration”). The Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment as the Merger Consideration.
William O’Dowd is the President, Chairman and Chief Executive Officer of the Company and, as of March 4, 2016, was the beneficial owner of 52.5% of the outstanding shares of common stock of the Company, par value $0.015 per share (the “Common Stock”). In addition, Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment, which is the sole shareholder of Dolphin Films. The Merger Consideration was determined as a result of negotiations between Dolphin Entertainment and a special committee of independent directors of the Board of Directors of the Company (the “Special Committee”), with the assistance of separate financial and legal advisors selected and retained by the Special Committee.   The Special Committee unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, were fair to and in the best interests of the shareholders of the Company other than Mr. O’Dowd, and that it was advisable for the Company to enter into the Merger Agreement. The Merger was consummated following the approval and adoption of the Merger Agreement by the Company’s shareholders.

               The Company retrospectively adjusted the historical financial results for all periods to include Dolphin Films as required for transactions between entities under common control. The following table presents the Company’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of Dolphin Films:

	As of December 31, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Balance Sheets currently reported
ASSETS
Current
Cash and cash equivalents	$2,259,504	$133,181	-	$2,392,685
Related party receivable	-	453,529	-	453,529
Prepaid Expenses	10,018	62,500	-	72,518
Receivables and other current assets	560,112	2,267,019	-	2,827,131
Total Current Assets	2,829,634	2,916,229	-	5,745,863
			-
Capitalized production costs	2,439	15,168,329	-	15,170,768
Property and equipment	55,413	-	-	55,413
Deposits	41,291	355,778	-	397,069
Total Assets	$2,928,777	$18,440,336	-	$21,369,113

LIABILITIES
Current
Accounts payable	$479,799	$1,590,746	-	$2,070,545
Other current liabilities	2,669,456	314,864	-	2,984,320
Accrued compensation	2,065,000	-	-	2,065,000
Debt	2,545,000	32,186,008	-	34,731,008
Loan from related party	-	2,917,523	-	2,917,523
Deferred revenue	-	1,418,368	-	1,418,368
Notes payable	300,000	-	-	300,000
Total Current Liabilities	8,059,255	38,427,509	-	46,486,764

Non Current
Convertible note payable	3,164,000	-	-	3,164,000
Loan from related party	1,982,267	-	-	1,982,267
Debt	2,600,000	-	-	2,600,000
Total Non Current Liabilities	7,746,267	-	-	7,746,267
			-
Total Liabilities	15,805,522	38,427,509	-	54,233,031

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 81,892,352 issued and outstanding at December 31, 2015.	1,228,385	100	(100)	1,228,385

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2015.	1,043	-	(1,043)	-

Preferred stock, Series B, $0.10 par value, 4,000,000 shares authorized, 3,300,000 shares issued and outstanding at December 31, 2015.	-	-	330,000	330,000

Preferred stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2015.	-	-	1,000	1,000

Additional paid in capital	25,544,174	-	(329,857)	25,214,317
Accumulated deficit	(42,628,155)	(19,987,273)	-	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(15,854,553)	$(19,987,173)	-	$(35,841,726)
Non-controlling interest	2,977,808	-	-	2,977,808
Total Stockholders' Deficit	$(12,876,745)	$(19,987,173)	-	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$2,928,777	$18,440,336	-	$21,369,113
*Previously reported on Form 10-K filed with the SEC March 31, 2016

The following table presents the Company’s previously reported Condensed Consolidated Statement of Operations, retrospectively adjusted for the acquisition of Dolphin Films:

for the six months ended June 30, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Reclassification	Consolidated Statement of Operations (currently reported)
Revenues:
Production	$116	$20,513	-	$20,629
Membership	16,011	-	-	16,011
Total Revenue:	16,127	20,513	-	$36,640

Expenses:
Direct costs	-	25,387	-	25,387
Selling, general and administrative	1,075,787	148,566	(262,100)	962,253
Legal and professional	-	1,149,783	262,100	1,411,883
Payroll	653,727	-	-	653,727
Loss before other income (expense)	(1,713,387)	(1,303,223)	-	(3,016,610)

Other Income (Expense):
Other Income	-	-	-
Interest expense	(393,453)	(999,428)	-	(1,392,881)
Net Loss	(2,106,840)	(2,302,651)	-	(4,409,491)

Net income attributable to noncontrolling interest	$4,003	$-	-	$4,003
Net loss attributable to Dolphin Films, Inc.	-	(2,302,651)	-	(2,302,651)
Net loss attributable to Dolphin Digital Media, Inc.	(2,110,843)	-	-	(2,110,843)
Net loss	$(2,106,840)	$(2,302,651)	-	$(4,409,491)

*As reported on Form 10Q filed with the SEC on August 14, 2015

The following table presents Company’s previously reported Condensed Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of Dolphin Films:

	For the six months ended June 30, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Statement of Cash Flows (as currently reported)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,106,840)	$(2,302,651)	-	$(4,409,491)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation	12,761	-	-	12,761
Amortization of capitalized production costs	-	20,513	-	20,513
Changes in operating assets and liabilities:			-
Receivables and other current assets	472,654	(1,862,171)	-	(1,389,517)
Prepaid expenses	(4,800)	2,178,972	-	2,174,172
Capitalized production costs	(1,611,398)	(1,064,674)	-	(2,676,072)
Deposits	(23,913)	-		(23,913)
Deferred revenue	750,000	-	-	750,000
Accrued compensation	125,000	-	-	125,000
Accounts payable	68,872	(555,619)	-	(486,747)
Other Current Liabilities	536,842	463,992	-	1,000,834
Net Cash Used in Operating Activities	(1,780,822)	(3,121,638)	-	(4,902,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,137)	-	-	(3,137)
Net Cash Used In Investing Activities	(3,137)	-		(3,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	1,400,000	1,150,130	-	2,550,131
Repayment of Loan and Security agreement	(250,000)	250,000	-	-
Advances from related party	1,848,500	1,675,734	-	3,524,234
Repayment to related party	(622,500)	-	-	(622,500)
Net Cash Provided by Financing Activities	2,376,000	3,075,864		5,451,865

NET INCREASE IN CASH AND CASH EQUIVALENTS	592,041	(45,773)	-	546,268
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,470	194,605	-	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$790,511	$148,832	-	$939,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$147,646	$627,865	-	$775,511
*as previously reported on Form 10-Q filed with the SEC on August 14, 2015

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

In April 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement with an unrelated party and is responsibe for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. For the three and six months ended June 30, 2016 and 2015, the Company did not earn any revenues from web series. The Company had capitalized production costs of $123,178 from web series as of June 30, 2016 and $2,439, net of accumulated amortization, tax incentives and impairment charges, as of December 31, 2015, recorded on its consolidated condensed balance sheets. During the six months ended June 30, 2016, the Company impaired deferred capitalized production costs in the amount of $2,439 due to an assessment that ultimate revenues would be below those originally projected. Impairment was recorded to reduce the deferred production costs to fair value.

For the three months and six months ended June 30, 2016, the Company earned revenues from its motion picture business of $4,000 and $4,157, respectively. It earned $116 and $20,629 from this business during the three and six months ended June 30, 2015. This revenue was all attributable to one production which was released in December 2013. The Company amortized capitalized production costs (included as direct costs) in the combined statements of operations using the individual film forecast computation method in the amount of $20,513 for the six months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the Company did not have any capitalized production costs related to this motion picture.

The Company completed production of a motion picture during the year ended December 31, 2014 with post production being completed during the second quarter of 2015. The Company expects to release the film in the Fall of 2016. As of each of June 30, 2016 and December 31, 2015, the Company recorded capitalized production costs of $14,893,329, related to this project.

In addition, the Company has purchased scripts, including one from a related party, for other motion picture productions and has recorded $275,000 in capitalized production costs as of each of  June 30, 2016 and December 31, 2015 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, respectively, the Company has total capitalized production costs of $15,291,506 and $15,170,768, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are less than the unamortized costs capitalized and did not identify indicators of impairment.

Receivable and Other Current Assets

The Company recorded $1,956,481 and $2,827,031 in receivables and other current assets on its consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. These amounts were primarily comprised of receivables from advertising revenue sharing from its production, subscription receivable and receivables of tax incentives. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

NOTE 5 — DEBT

Kids Club Agreements

During February 2011, the Company entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid the Company $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. As of June 30, 2016, the Company had made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. On July 1, 2016, the Company agreed to terminate such Kids Club Agreement for (i) $10,000, plus (ii) the balance of the original investment ($5,000). The Company paid such individual party $15,000 on July 18, 2016 in full settlement of its obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated. As of June 30, 2016 there is only one Kids Club Agreement outstanding.

For the three and six months ended June 30, 2016 and 2015, there were no significant revenues generated or costs incurred related to the Group Kids Club.

Equity Finance Agreements
During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total equity investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorate basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, the Company could utilize all, or any portion, of the total equity investment to fund any chosen production. Per the Equity Finance Agreements, the Company was entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. The Company invested these funds in eleven projects. On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company was not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2016 and December 31, 2015. Two of the productions were completed as of June 30, 2016 and there was no producer gross revenue as defined in the Equity Finance Agreements for each of the three and six months ended June 30, 2016 and 2015. No future projects are planned with funds from the Equity Finance Agreements.
On June 23, 2016, the Company entered into a settlement agreement (the “Settlement”) with one of the investors that had originally contributed $105,000. Pursuant to the terms of the Settlement, the Company made a payment of $200,000 to the investor on June 24, 2016 resulting in a loss on settlement of debt of $95,000. As of June 30, 2016, the total equity investment remaining under the Equity Finance Agreements was $895,000.
Loan and Security Agreements
First Group Film Funding
During the years ended December 31, 2013 and 2014, the Company entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for an aggregate principal amount of notes of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 investment and the Company used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, the Company issued notes that accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, the Company exercised its option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing 1.25% to a range between 12.50% and 13.25%. The First Loan and Security Noteholders, as a group, will receive the Company’s entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder's loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.
On May 31, 2016 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the First Loan and Security Noteholders to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, the Company agreed to convert the debt at $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016 the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $3,328,366 for the three and six months ended June 30, 2016.
During the three and six months ended June 30, 2016, the Company expensed $916,035 and $1,319,844, respectively and $240,442 and $477,861 for the three and six months ended June 30, 2015, respectively, in interest related to the First Loan and Security Agreements.
Web Series Funding
During the years ended December 31, 2014 and 2015, the Company entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4,090,000 which the Company used to finance production of its 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, the Company issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, the Company exercised its option under the Web Series Loan and Security Agreements to extend the maturity date of these notes until August 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits generated by the series (defined as the Company’s gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.
On March 29, 2016 and June 30, 2016, the Company entered into eleven individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $2,650,000 of principal and $289,017 of accrued interest under the Web Series Loan and Security Agreements into an aggregate of 587,804 shares of Common Stock at $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. For 576,676 of the shares issued in exchange for the notes, the market price per share of Common Stock at the time of conversion was $6.00 per share. For the remaining 11,128 shares, the market price per share at the time of conversion was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $12,018 and $588,694, respectively for the three and six months ended June 30, 2016, related to this transaction.

During the three and six months ended June 30, 2016, the Company expensed $40,370 and $284,579 respectively, and $92,405 and $167,429 for the three and six months ended June 30, 2015, respectively, in interest related to the Web Series Loan and Security Agreements. As of June 30, 2016 and December 31, 2015, respectively, the Company had $1,440,000 and $4,090,000, respectively of principal and $171,513 and $173,211, respectively, as accrued interest recorded on its consolidated balance sheets.

Second Group Film Funding

During the year ended December 31, 2015, the Company entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for an aggregate principal amount of notes of $9,274,327 to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this amount, notes with an aggregate principal value of $8,774,327 were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, Inc., primarily related to the production and distribution of the motion picture, “Believe”. The remaining $500,000 was issued as a note in exchange for cash. Pursuant to the Second Loan and Security Agreements, the Company issued notes that accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. The Company has the option to extend the maturity date of these notes until July 31, 2018. If the Company chooses to exercise its option to extend the maturity date, the Company would be required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. The Second Loan and Security Noteholders, as a group, will receive the Company’s entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from such projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorate basis based on each Second Loan and Security Noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,003,337 of principal and $341,013 of accrued interest into shares of the Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $1,312,059 for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company expensed $517,218 and $780,408, respectively and $121,827 and $203,948 for the three and six months ended June 30, 2015, respectively, in interest related to the Second Loan and Security Agreements. On June 22, 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000. As of June 30, 2016 and December 31, 2015, the Company had $6,130,990 and $21,774,327 of debt related to the Second Loan and Security Agreements and $206,363 and $651,301, respectively of accrued interest recorded in other current liabilities on its combined balance sheets.

The Company accounts for the above agreements in accordance with ASC 470-10-25-2, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue shall be classified as debt. The Company does not purport the arrangements to be a sale and the Company has significant continuing involvement in the generation of cash flows due to the noteholders.

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of its motion pictures (the “Production Service Agreement”). The agreement was structured as a Production Service Agreement for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of the motion picture, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $822,589 and $381,566, respectively, as of June 30, 2016 and December 31, 2015. The loan was partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

NOTE 6 — CONVERTIBLE DEBT

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company. The promissory note, bears interest on the unpaid balance at a rate of 10% per annum, becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time. Pursuant to the subscription agreement, the Company issued a convertible note to the investor in the amount of $3,164,000. At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into Common Stock.The convertible note has a conversion price of $5.00 per share. The outstanding principal amount and all accrued interest are mandatorily and automatically converted into Common Stock, at the conversion price, upon the average market price per share of Common Stock being greater than or equal to the conversion price for twenty trading days. The Company completed this offering in reliance on Section 4(a)(2) or Rule 504, 505 or 506 of the Securities Act of 1933, as amended (the "Securitues Act").

On February 5, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 632,800 shares of Common Stock were issued in satisfaction of the convertible note payable. As of June 30, 2016 and December 31, 2015, the Company recorded $0 and $3,164,000 as convertible note and accrued $0 and $21,671 of interest in other current liabilities in its consolidated balance sheets. The Company expensed $31,207 of interest, incurred prior to its conversion, during the six months ended June 30, 2016.

NOTE 7— NOTES PAYABLE

Balance December 31, 2015	$300,000
Additions	-
Payments	-
Balance June 30, 2016	$300,000

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the six months ended June 30, 2016. The Company has recorded accrued interest of $119,671 and $104,712 as of June 30, 2016 and December 31, 2015, respectively related to this note.

The Company expensed $7,479 and $14,959, respectively for the three and six months ended June 30, 2016 and $7,479 and $14,876, respectively for the three and six months ended June 30, 2015 for interest related to this note.

NOTE 8 — LOANS FROM RELATED PARTY

The Company issued an unsecured revolving promissory note (the “DE Note”) to Dolphin Entertainment, an entity wholly owned by the Company's CEO that, at June 30, 2016 and December 31, 2015, had outstanding balances of $0 and $1,982,267, respectively.  The DE Note accrued interest at a rate of 10% per annum. Dolphin Entertainment had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company.  During the three and six months ended June 30, 2015, respectively, Dolphin Entertainment loaned the Company $1,275,000 and $1,848,500, respectively, and was repaid $622,500 and $237,500 in principal, respectively. During the three and six months ended June 30, 2015, $88,705 and $149,441, respectively was expensed as interest. During the three and six months ended June 30, 2016, Dolphin Entertainment advanced $0 and $270,000 to the Company.

 On March 4, 2016, the Company entered into a subscription agreement with Dolphin Entertainment pursuant to which the Company converted $3,073,410 aggregate amount of principal and interest outstanding under the note into 614,682 shares of Common Stock.  The shares of Common Stock were converted at a price of $5.00 per share. On the date of the conversion the market price per share of the Common Stock was $6.00.  As a result, the Company recorded $614,682 of loss on extinguishment of debt, on the condensed consolidated statement of operations for the six months ended June 30, 2016.  During the three and six months ended June 30, 2016, $0 and $32,008 was expensed in interest. The Company recorded accrued interest of $5,788 and $1,126,057 in other current liabilities on its condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

In addition, Dolphin Entertainment has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of Dolphin Entertainments debtholders, pursuant to which the debtholders exchanged their Dolphin Entertainment notes for notes issued by Dolphin Films totaling $8,774,327. See note 5 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to Dolphin Entertainment by Dolphin Films. As a result, Dolphin Films owes Dolphin Entertainment a net amount of $2,017,865 and $2,917,523, respectively, as of June 30, 2016 and December 31, 2015 that was recorded on the condensed consolidated balance sheets. The net advance bears interest of 10% per annum. Dolphin Films recorded interest expense of $19,225 and $38,243, respectively for the six months ended June 30, 2016 and 2015. During the six months ended June 30, 2016, Dolphin Entertainment made advances totaling $320,000 and was repaid $1,473,420.

NOTE 9— LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment. Under the license agreement, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires the Company to pay royalties to Dolphin Entertainment at the rate of fifteen percent of net sales from performance of the licensed activities. During the three and six months ended June 30, 2016 and 2015, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to the licensing agreement.

NOTE 10 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights. The Company recorded the amounts received as deferred revenue on its consolidated balance sheets as of June 30, 2016 and December 31, 2015. The amounts will remain in deferred revenue until the motion picture is delivered to the international buyers and all other stipulations in the agreements are met.

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

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of June 30, 2016 and December 31, 2015, and in the statements of operations and statements of cash flows presented herein for the six months ended June 30, 2016 and 2015. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Following is summary financial information for the VIE’s:

	Max Steel Productions, LLC					JB Believe, LLC
(in USD)	As of and for the six months ended June 30, 2016	As of and for the three months ended June 30, 2016	As of December 31, 2015	For the six months ended June 30, 2015	For the three months ended June 30, 2015	As of and for the six months ended June 30, 2016	As of and for the three months ended June 30, 2016	As of December 31, 2015	For the six months ended June 30, 2015	For the three months ended June 30, 2015

Assets	$18,293,563	18,293,563	$18,295,633	n/a	n/a	$136,350	136,350	$143,549	n/a	n/a
Liabilities	$(20,035,934)	(20,035,934)	$(19,113,335)	n/a	n/a	$(6,904,941)	(6,904,947)	$(6,655,335)	n/a	n/a
Revenues	-	-	n/a	-	-	$3,786	3,786	$n/a	$20,513	-
Expenses	$(541,731)	(325,024)	$n/a	$(353,910)	(48,178)	$(260,592)	(133,711)	$n/a	$(97,041)	(19,282)

NOTE 12 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On October 14, 2015, the Company amended its Articles of Incorporation to designate 4,000,000 preferred shares, as “Series B Convertible Preferred Stock” with a $0.10 par value. Each share of Series B Convertible Preferred Stock is convertible, at the holders request, into nineteen shares of Common Stock. Holders of Series B Convertible Preferred Stock do not have any voting rights.

On October 16, 2015, the Company and T Squared Partners LP ("T Squared") entered into a Preferred Stock Exchange Agreement whereby 1,042,753 shares of Series A Convertible Preferred Stock were to be exchanged for 1,000,000 shares of Series B Convertible Preferred Stock upon satisfaction of certain conditions.  On March 7, 2016, all conditions were satisfied and, pursuant to the Preferred Stock Exchange Agreement, the Company issued to T Squared Partners LP 1,000,000 shares of Series B Convertible Preferred Stock.  The Company retired the 1,042,753 shares of Series A Convertible Preferred Stock it received in the exchange.  As of June 30, 2016, no shares of Series B Convertible Preferred Stock had been converted into shares of Common Stock. The Company recorded a preferred stock dividend in additional paid in capital of $4,284,494 related to this exchange.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value. The certificate of designation of the Series C Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series C Convertible Preferred Stock will be exercisable into one share of Common Stock. Until the fifth anniversary of the date of the issuance, the Series C Convertible Preferred Stock will have certain anti-dilution protections as provided in the Certificate of Designation. Specifically, the number of shares of Common Stock into which the Series C Convertible Preferred Stock will be converted (the “Conversion Number”) will be adjusted for each future issuance of Common Stock (but not upon issuance of Common Stock equivalents) (i) upon the conversion or exercise of any instrument currently or hereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Series C Preferred Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding currently held by such persons, which currently is approximately 53% of the shares of the Company’s Common Stock outstanding. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment for so long as Mr. O’Dowd continues to beneficially own at least 90% of Dolphin Entertainment and serves on the board of directors or other governing body of Dolphin Entertainment, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others but for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. The shares of Series C Convertible Preferred Stock will automatically convert into the number of shares of Common Stock equal to the Conversion Number in effect at that time (“Conversion Shares”) upon the occurrence of any of the following events: (i) upon transfer of the Series C Convertible Preferred Stock to any holder other than an Eligible Class C Preferred Stock Holder, (ii) if the aggregate number of shares of Common Stock plus Conversion Shares (issuable upon conversion of each share of Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock) held by the Eligible Class C Preferred Stock Holders in the aggregate constitutes 10% or less of the sum of (x) the outstanding shares of Common Stock plus (y) all Conversion Shares held by the Eligible Class C Preferred Stock Holders and (iii) at such time as the holder of Series C Convertible Preferred Stock ceases to be an Eligible Class C Preferred Stock Holder. Series C Convertible Preferred Stock will only be convertible by the holder upon the Company satisfying certain “optional conversion thresholds” as provided in the Certificate of Designation. The Certificate of Designation also provides for a liquidation value of $0.001 per share. The holders of Series C Convertible Preferred Stock and Common Stock will vote together as a single class on all matters upon which the Common Stock is entitled to vote, except as otherwise required by law. The holders of Series C Convertible Preferred Stock will be entitled to three votes for each share of Common Stock into which such holders’ shares of Series C Convertible Preferred Stock could then be converted. The Certificate of Designation also provides for dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

On March 7, 2016, as the Merger Consideration, Dolphin Entertainment was issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock.

As of June 30, 2016, the Company has 3,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock issued and outstanding which have no determinable market value. As of December 31, 2015, the Company had 1,042,753 shares of Series A Convertible Preferred Stock issued and outstanding which had no determinable market value.

B) Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 10,000,000 shares have been designated for an Employee Incentive Plan. As of June 30, 2016 and December 31, 2015, no awards have been issued in connection with this plan. On February 23, 2016, the Company filed Articles of Amendment to the Amended Articles of Incorporation with the Secretary of State of the State of Florida to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000.

On February 5, 2016, the Company issued 632,800 shares of Common Stock (on a post-split basis), at a post-split price of $5.00 per share, in connection with the conversion of the debt per the terms of the convertible debt agreement entered into on December 7, 2015. See Note 6 for further discussion.

On March 4, 2016, the Company issued 614,682 shares of Common Stock (on a post-split basis) in connection with a subscription agreement entered into with Dolphin Entertainment for debt and interest on its revolving promissory note. The debt was converted at a post-split price of $5.00 per share. See Note 8 for further discussion.

On March 29, 2016, the Company entered into ten debt exchange agreements to convert $2,883,377 of aggregate principal and accrued interest under certain loan and security agreements into 576,676 shares of Common Stock (on a post-split basis) at a post-split conversion price of $5.00 per share. See Note 5 for further discussion.

On April 1, 2016, the Company entered into subscription agreements under substantially identical terms with certain private investors (the “Quarterly Investors”), pursuant to which the Company issued and sold to the Quarterly Investors in a private placement (the “Quarterly Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of the Company’s Common Stock (on a post-split basis), at a post-split purchase price of $5.00 per Share (the “Quarterly Purchase Price”). The Quarterly Placement initially provided $5,375,000 of aggregate gross proceeds to the Company. Under the terms of the Agreements, each Quarterly Investor has the option to purchase additional shares of Common Stock at the Quarterly Purchase Price, not to exceed the number of such Quarterly Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, an Investor must deliver notice to the Company of such election during the first ten business days of the applicable quarter, specifying the number of additional shares of Common Stock such Quarterly Investor elects to purchase. If a Quarterly Investor timely delivers such notice to the Company, then the closing of the sale of the applicable number of additional shares of Common Stock must occur on the last business day of the applicable quarter. On June 28, 2016, the Company received $500,000 and issued 100,000 shares of Common Stock related to these agreements.

On May 9, 2016, the Company filed Articles of Amendment to its Amended Articles of Incorporation to effectuate a 1 to 20 reverse stock split, as previously approved by the Company’s Board of Directors and a majority of its shareholders. The reverse stock split became effective on May 10, 2016.

On May 31, 2016, the Company entered into debt exchange agreements under substantially identical terms with certain investors, pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 946,509 shares of Common Stock, in exchange for the cancellation of $4,732,540 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $5.00 per share. See Note 5 for further discussion.

On June 22, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to such investor 50,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $250,000 in proceeds for the Company.

On June 30, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to such investor 20,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $100,000 in proceeds for the Company.

On June 30, 2016, the Company, entered into debt exchange agreements under substantially identical terms with certain investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 2,552,659 shares of Common Stock, in exchange for the cancellation of $12,763,299 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $5.00 per share.

On June 30, 2016, the Company entered into a substantially identical debt exchange agreement as those entered into on March 29, 2016. Pursuant to the terms of the debt exchange agreement, the Company converted an aggregate of $55,640 principal and interest into 11,128 shares of the Company's common stock at a conversion price of $5.00 per share. See Note 5 for further discussion.

As of June 30, 2016 and December 31, 2015, the Company had 10,674,215 and 4,094,618 shares of Common Stock issued and outstanding, respectively.

C) Noncontrolling Interest

On May 21, 2012, the Company entered into an agreement with a note holder to form Dolphin Kids Clubs, LLC ("Dolphin Kids Clubs"). Under the terms of the agreement, Dolphin converted an aggregate amount of $1,500,000 in notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity. The Company holds the remaining 75% and thus controlling interest in Dolphin Kids Clubs. The purpose of Dolphin Kids Clubs is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It is a “gross revenue agreement” and the Company will be responsible for paying all associated operating expenses. Revenues from Dolphin Kids Clubs attributable to the noncontrolling interest were $937 and $5,257, respectively for the three and six months ended June 30, 2016 and $3,065 and $4,003 for the three and six months ended June 30, 2015, respectively. Per the terms of the operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member has received $3,000,000 in revenues. Based on the revenues earned from the kids clubs for the six months ended June 30, 2016, the Company recorded in other current liabilities $10,514 attributable to the noncontrolling member.
In accordance with ASC 810-20, Dolphin Kids Clubs is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity. As of June 30, 2016 and December 31, 2015, the Company recorded a noncontrolling interest of $2,972,552 and $2,977,808 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs.
NOTE 13 — LOSS PER SHARE

Net loss per share is computed by dividing income available to holders of Common Stock (the numerator) by the weighted-average number of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company included the preferred stock dividend of $4,284,494 in the calculation of loss per share as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

NOTE 14 — WARRANTS

A summary of warrants issued, exercised and expired during the six months ended June 30, 2016 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2015	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2016	21,000,000	$0.17

On March 10, 2010, the Company issued 7,000,000 warrants to T Squared Investments, LLC (“Warrant “E””) with an exercise price of $0.25 per share and an expiration date of December 31, 2012. Under the terms of Warrant “E”, T Squared Investments, LLC had the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.0001 per share. Each time a payment by T Squared Investments, LLC is made to the Company, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared Investments, LLC has paid down Warrant “E” to an exercise price of $0.0001 per share or less, T Squared Investments, LLC shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. During the years ended December 31, 2010 and 2011, T Squared Investments, LLC paid down a total of $1,625,000 and the current exercise price is $0.0179.

During the year ended December 31, 2012, T Squared Investments, LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments, LLC before issuing any common stock below the existing conversion price as defined in the agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments, LLC (“Warrant “F””) with an exercise price of $0.25 per share. Under the terms of Warrant “F”, T Squared Investments, LLC has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share. At such time, T Squared Investments, LLC will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared Investments, LLC did not make any payments during the six months ended June 30, 2016 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants with an exercise price of $0.25 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants for a period of three years until September 13, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the six months ended June 30, 2016 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 15— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO. The employment agreement was effective January 1, 2012 and continued for an initial term of three years, renewable at the option of the CEO for another two years. Pursuant to the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015. The agreement states that the CEO will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO is eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,125,000 and $2,000,000 of compensation as accrued compensation and $625,468 and $523,144 of interest in other current liabilities on its consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, in relation to this agreement. For the three and six months ended June 30, 2016, in connection with this agreement the Company expensed as interest $51,941 and $102,323, respectively and $45,708 and $89,372, respectively for the three and six months ended June 30, 2015.

The Company has 14,000,000 warrants outstanding with TSquared Investments, LLC, a related party which owns 16% of the fully diluted Common Stock. The warrants have an exercise price of $5.00 and expire December 31, 2018. TSquared Investments, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $0.36. Note 13 details the terms of these warrants.

During 2015, the Company agreed to pay a related party, Dolphin Entertainment $250,000 for a script that it had developed for a web series that the Company produced during the year ended December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company recorded an accrual of $250,000 in other current liabilities on its consolidated balance sheets.
 As discussed in Note 3, on October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and Dolphin Entertainment, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result of the Merger, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment.

In connection with the Merger, on October 16, 2015, the Company and T Squared entered into a Preferred Stock Exchange Agreement pursuant to which the Company agreed to issue 1,000,000 shares of Series B Convertible Preferred Stock to T Squared in exchange for 1,042,753 shares of Series A Convertible Preferred Stock, previously issued to T Squared. See Note 12 for further discussion.
The Company entered into a verbal agreement with Dolphin Entertainment for producer services related to certain of its projects. The agreement was for an annual amount of $500,000. The Company terminated the agreement effective June 30, 2015. The Company recorded $250,000 during the six months ended June 30, 2015 in its condensed consolidated statement of operations.

The Company has a related party receivable of $453,529 as of June 30, 2016 and December 31, 2015, respectively with Dolphin Entertainment for debt that the Company acquired on behalf of the related party.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of June 30, 2016, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of June 30, 2016 and December 31, 2015, the Company had a remainder of $40,000 in accruals related to these late filing penalties and is presented as a component of other current liabilities.

Kids Club

In February 2012, the Company entered into a five-year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website. During 2012, the Company hired a third party to begin building the US Youth Soccer Clubhouse website at a cost of $125,000. The first two installments of $25,000 each were paid during 2012 and remaining payments were made monthly over a two-year period once the website was delivered. The Company expensed the payments since it cannot reasonably estimate future cash flows or revenues from the website development.

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

The Company recorded revenues of $3,750 and $21,028 during the three and six months ended June 30, 2016 and $12,261 and $16,011 respectively, during the three and six months ended June 30, 2015 respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan. The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The plan will be administered by the Board of Directors or a committee designated by the board. As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 shares of Common Stock were designated for this plan. No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan as of June 30, 2016 and December 31, 2015.

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

NOTE 17 — SUBSEQUENT EVENTS

On July 1, 2016, the Company agreed to terminate a Revenue Participation Agreement with one of the parties that had invested in Group Kids Club. Pursuant to the Acknowledgement of Termination and Release Agreement, on July 7, 2016, the Company paid the investor $15,000, in addition to $45,000 that had been previously paid.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 OVERVIEW
Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content. In partnership with US Youth Soccer and United Way Worldwide, we also seek to develop online kids clubs. On October 14, 2015, we and DDM Merger Sub, Inc., our wholly owned subsidiary, entered into a merger agreement with Dolphin Films, Inc. ("Dolphin Films") and Dolphin Entertainment, Inc. ("Dolphin Entertainment"), both entities owned by a related party. The merger was approved by a majority of our shareholders on February 22, 2016 at our annual meeting. On March 7, 2016, pursuant to the merger agreement, Merger Subsidiary merged with and into Dolphin Films with Dolphin Films surviving the merger. As a result of the merger, we acquired Dolphin Films, a content producer in the motion picture industry. As consideration for the merger, we issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of newly designated Series C Convertible Preferred Stock to Dolphin Entertainment. The following management discussion is based on financial information that has been retrospectively adjusted as if the merger had occurred from the first date of financial information presented. All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

On May 9, 2016, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 1-to-20 reverse stock split. The reverse stock split was effective as of May 10, 2016. The reverse stock split was approved by our Board of Directors and a majority of our shareholders. Shares of Common Stock, par value, $0.01 per share ("Common Stock"), have been retrospectively adjusted to reflect the reverse stock split in the following management discussion.

Revenues
We currently derive revenue through (i) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division; (ii) international distribution of motion pictures produced by Dolphin Films, our newly-acquired film division and (iii) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
Revenues:	2016	2015	2016	2015
Production and distribution	52.0%	0.0%	17.0%	56.0%
Membership	48.0%	100.0%	83.0%	44.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Total revenues (in USD)	$7,750	$12,377	$25,185	$36,640

Dolphin Digital Studios

During the three and six months ended June 30, 2016 and 2015, our primary sources of revenue were from i) the sale of international distribution rights of a feature film released in 2013 and (ii) revenues from the sale of memberships to online kids clubs.

We expect that a significant portion of our revenues during the later part of 2016 will be generated by Dolphin Digital Studios from the production and release of a web series on online platforms. In April of 2016, we entered into a Co-Production agreement to produce a digital project that showcases favorite restaurants of NFL players. The show was produced during the second quarter throughout several cities in the US and we anticipate that it will be available for distribution in the fourth quarter of 2016. We are currently sourcing distribution platforms in which to release projects for which we have the rights, and which we intend to produce. We earn production and online distribution revenue solely through the following:

●
Producer’s Fees: We earn fees for producing each web series, as included in the production budget for each project. We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis. During the quarter ended June 30, 2016, we began production of our new web series but it had not been completed. In addition, we concentrated our efforts in identifying potential distribution partners. Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

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

●
Secondary Distribution Revenue: Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video on demand (“SVOD”). No revenues from this source have been derived during the three and six months ended June 30, 2016 and 2015. We intend to source potential secondary distribution partners for our web series, “South Beach - Fever” once our agreement with the initial distributor expires.

Dolphin Films

During the three and six months ended June 30, 2016 and 2015, we derived revenues primarily through the international distribution of a motion picture titled “Believe” that premiered domestically on December 25, 2013.
During 2014, we entered into the production of a motion picture titled “Max Steel”. The motion picture was completed during 2015 with an expected release date in the fourth quarter of Fall 2016 once we are able to obtain the Prints and Advertising costs financing. We expect to derive a majority of our revenues from this motion picture through the following sources:
Theatrical – Theatrical revenues are expected to be derived from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has existing agreements with theatrical exhibitors. The financial terms negotiated with its U.S. theatrical distributor provide that we receive a percentage of the box office results, after related distribution fees. We expect that revenues from the U.S. launch,if any,will be received in 2017.
International – International revenues are expected to be derived through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. We anticipate that international revenues, if any, will be received in 2017 or thereafter.
Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, video on demand (“VOD”), pay-per-view (“PPV”), electronic sell-through (“EST”), subscription based video on demand (“SVOD”) and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. We anticipate that revenues from these channels, if any, will be received in 2017 or thereafter.
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

Online Kids Clubs

We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs. Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We share in a portion of the membership fees as outlined in our agreements with the various entities. For the three months ended March 31, 2016, we recorded $0.02 million from our online kids clubs and insignificant revenues for the three months ended March 31, 2015. We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”). We own 75% of Dolphin Kids Clubs and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Clubs and made additional capital contributions of $1.5 million during the year ended December 31, 2012. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses. Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

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

Other Income and Expenses

Other income and expenses consist primarily of (i) interest payments to Dolphin Entertainment, an entity owned by our CEO, in connection with loans made to the Company; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures and (iii) loss on extinguishment of debt. During the six months ended June 30, 2016, we entered into agreements with certain debtholders, including Dolphin Entertainment, to convert an aggregate of $23,508,267 principal and interest into 4,701,654 shares of common stock at a price of $5.00 per share. The conversions occurred on days when the market price of the stock was between $6.00 and $6.99 per share. As a result, we recorded a loss on the extinguishment of the debt of approximately $5.8 million.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2016 and 2015

Revenues

For the three and six months ended June 30, 2016 and 2015, we generated a majority of our revenue from a portion of fees obtained from the sale of memberships to online kids clubs and international distribution rights of our motion picture, “Believe”.

	For the three months ended June 30,		For the six months ended June 30.
Revenues:	2016	2015	2016	2015
Production and distribution	$4,000	$116	$4,157	$20,629
Membership	3,750	12,261	21,028	16,011
Total revenues:	$7,750	$12,377	$25,185	$36,640

Revenues from membership fees increased by $0.005 million, for the six months ended June 30, 2016 as compared to the same period in the prior year as a result of promotional efforts by a consultant that was hired to promote the kids club. By contrast, revenues form membership fees decreased by $0.009 million for the three months ended June 30, 2016 as compared to the same quarter in the prior year. This was a result of one individual that adopted a group of schools in Louisiana during the second quarter of 2015. We expect to see an increase in revenues from kids clubs during the remainder of 2016.

Revenues from production and distribution decreased by $0.02 million for the six months ended June 30, 2016 as compared to the same period in the prior year primarily due to the recognition of revenue in 2015 from international distribution agreements for the motion picture “Believe”. The motion picture was released in the U.S. on December 25, 2013.

Expenses

For the three and six months ended June 30, 2016 and 2015, our primary operating expenses were direct costs, selling, general and administrative expenses, legal and professional fees and payroll expenses.

	For the three months ended June 30,		For the six months ended June 30,
Expenses:	2016	2015	2016	2015
Direct costs	$-	$-	$2,429	$275,387
Selling, general and administrative	523,014	597,020	967,531	1,224,353
Legal and professional	394,358	500,306	562,576	899,783
Payroll	363,756	337,630	751,202	653,727
Total expenses	$1,281,128	$1,434,956	$ 2,283,738	$ 3,053,250

Direct costs decreased by approximately $0.3 million for the six months ended June 30, 2016 as compared to the same period in the prior year mainly due to a fee paid to our distributor related to the release date of our motion picture, “Believe”.

Selling, general and administrative expenses decreased by approximately $0.07 million and $0.2 million, respectively, for the three and six months ended June 30, 2016 as compared to the same period in the prior year. The decrease is mainly due to marketing and consulting fees incurred in 2015 related to our motion picture, “Max Steel”, and decrease in travel mainly due to the completion of our film.

Legal and professional expenses decreased by approximately $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2016 as compared to the same period in the prior year. The decrease is primarily due to the expiration in December of 2015 of a certain contract for international distribution back office service and the termination of an agreement with a related party for producer services.

Payroll expenses increased by approximately $0.03 million and $0.1 million, respectively, for the three and six months ended June 30, 2016 as compared to the same period in the prior year mostly due to the addition of several employees and cost of living salary increases made at the beginning of 2016.

Other Income and expenses

	For the three months ended June 30,		For the six months ended June 30,
Other (Income)/Expense:	2016	2015	2016	2015
Other income	$-	$-	$(9,660)	-
Loss on extinguishment of debt	4,652,443	-	5,843,811	-
Interest expense	1,778,111	705,660	3,155,076	1,392,881
Other Income/expense	$6,430,554	$705,660	$8,989,227	$1,392,881

Interest expense increased by approximately $1.1 million and $1.7 million for the three and six months ended June 30, 2016, respecitvely, as compared to the same period in the prior year and was directly related to $12.5 million in loan and security agreements that we entered into during 2015 for our film division. In addition, we entered into additional loan and security agreements for our digital business in the amount of $1.3 million. Each of these agreements bears interest of up to 12% per annum.

On March 29, 2016 and June 30, 2016, the Company entered into eleven individual debt exchange agreements with parties to loan and security agreements under which it issued promissory notes to each of the parties. Pursuant to the terms of the debt exchange agreements, the Company converted an aggregate $2,650,000 of principal and $289,017 of accrued interest under the promissory notes into an aggregate of 587,804 shares of Common Stock at a post-split price of $5.00 per share as payment in full of each of the promissory notes. For 576,676 shares of Common Stock (on a post-split basis), the post-split market price per share of Common Stock at conversion was $6.00. For the remaining 11,128 shares of Common Stock, the market price per share of Common Stock at conversion was $6.08. As a result, the Company recorded a loss on extinguishment of debt on its consolidated statement of operations of $12,018 and $588,694, respectively for the three and six months ended June 30, 2016, related to this transaction.

On March 4, 2016, the Company entered into a subscription agreement with Dolphin Entertainment. Pursuant to the terms of the subscription agreement, the Company converted $3,073,410 of principal and interest outstanding on a revolving promissory note into 614,682 shares of Common Stock (on a post-split basis) at a post-split price of $5.00 per share. At conversion, the post-split market price per share of Common Stock was $6.00. As a result, the Company recorded a loss on the extinguishment of debt of $614,682 on its condensed consolidated statement of operations.

On May 31, 2016 and June 30, 2016, the Company entered into thirteen individual debt exchange agreements with parties to loan and security agreements under which it issued promissory notes to each of the parties. Pursuant to the debt exchange agreements, the Company agreed to convert an aggregate $17,495,840 in principal and accrued interest under the promissory notes into an aggregate of 3,499,168 shares of Common Stock at a price of $5.00 per share as payment in full of each of the promissory notes. On May 31, 2016 and June 30, 2016, the market price per share of Common Stock was $6.99 and $6.08, respectively. As a result, the Company recorded a loss on the extinguishment of debt of $4,640,425 on its condensed consolidated statement of operations.

Net Loss

Net loss was approximately $11.2 million or $(2.57) per share for the six months ended June 30, 2016 based on 6,050,896 weighted average shares outstanding as of June 30, 2016 and $7.7 million or $(1.63) per share for the three months ended June 30, 2016 based on 7,340,942 weighted average shares and approximately $4.4 million or $(1.08) per share for the six months ended June 30, 2015 and $2.1 million or $(0.52) for the three months ended June 30, 2015 based on 4,094,618 weighted average shares outstanding as of June 30, 2015. Net losses for the three and six months ended June 30, 2016 and 2015 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities decreased by approximately $2.6 million from approximately $(4.9) million used during the six months ended June 30, 2015 to approximately $(2.3) million used during the six months ended June 30, 2016. This decrease was mainly due to $1.0 million more used in operations during the quarter ended June 30, 2016 as compared to the same period in the prior year offset by $3.6 million of accrued interest settled with shares of our Common Stock through subscription agreements and debt exchange agreements.

Cash flows from financing activities decreased by approximately $0.6 million from approximately $5.5 million for the quarter ended June 30, 2015 to approximately $4.9 million for the quarter ended June 30, 2016. During the quarter ended June 30, 2015, we received (i) $2.5 million of advances from loan and security agreements; (ii) $3.5 million in advances from a related party and (iii) repaid advances from a related party in the amount of $0.6 million. During the quarter ended June 30, 2016, we received $6.2 million from subscription agreements for the sale of shares of Common Stock and received advances from a related party in the amount of $1.0 million.

As of June 30, 2016 and 2015, we had cash of approximately $5.0 million and approximately $0.9 million, respectively, and a working capital deficit of approximately $21.1 million and approximately $12.5 million, respectively.
These factors, along with an accumulated deficit of $74.0 million, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company is currently obtaining financing for the Prints and Advertising costs to release one of its movies. The Company expects to derive revenues once the movie is released in 2016. It currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017. It will earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production.
Financing Arrangements

Kids Club Agreements

During February 2011, we entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid us $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. As of June 30, 2016, we had made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. On July 1, 2016, we agreed to terminate such Kids Club Agreement for (i) $10,000, plus (ii) the balance of the original investment ($5,000). We paid such individual party $15,000 on July 18, 2016 in full settlement of its obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated. As of June 30, 2016 there is only one Kids Club Agreement outstanding.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, we entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total equity investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorate basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, we could utilize all, or any portion, of the total equity investment to fund any chosen production. Per the Equity Finance Agreements, we were entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. We invested these funds in eleven projects. On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, we were not required to pay the investors any amount in excess of the existing liability already recorded as of June 30, 2016 and December 31, 2015. Two of the productions were completed as of June 30, 2016 and there was no producer gross revenue as defined in the Equity Finance Agreements for each of the three and six months ended June 30, 2016 and 2015. No future projects are planned with funds from the Equity Finance Agreements.

On June 23, 2016, we entered into a settlement agreement (the “Settlement”) with one of the investors that had originally contributed $0.1 million. Pursuant to the terms of the Settlement, we made a payment of $0.2 million to the investor on June 24, 2016. As of June 30, 2016, the total equity investment remaining under the Equity Finance Agreements was $0.9 million.

Loan and Security Agreements
First Group Film Funding
During the years ended December 31, 2013 and 2014, we entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for an aggregate principal amount of notes of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 investment and we used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, we issued notes that accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, we exercised our option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 12.50% and 13.25%. The First Loan and Security Noteholders, as a group, will receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits from these projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder's loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.
On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the First Loan and Security Noteholders to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016 the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $3,328,366 for the three and six months ended June 30, 2016.
We anticipate that additional debt under the First Loan and Security Agreements may be exchanged for shares of Common Stock in the near future.
Web Series Funding
During the years ended December 31, 2014 and 2015, we entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4,090,000 which we used to finance production of our 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, we issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, we exercised our option under the Web Series Loan and Security Agreements to extend the maturity date of these notes until August 31, 2016. In consideration for our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits generated by the series (defined as our gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.
On March 29, 2016 and June 30, 2016, we entered into eleven individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, we and each Web Series Noteholder agreed to convert an aggregate of $2,650,000 of principal and $289,017 of accrued interest under the Web Series Loan and Security Agreements into an aggregate of 587,804 shares of Common Stock at $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. For 576,676 of the shares issued in exchange for the notes, the market price per share of Common Stock at the time of conversion was $6.00 per share. For the remaining 11,128 shares, the market price per share at the time of conversion was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $12,018 and $588,694, respectively for the three and six months ended June 30, 2016, related to this transaction.
Second Group Film Funding
During the year ended December 31, 2015, we entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for an aggregate principal amount of notes of $9,274,327 to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this amount, notes with an aggregate principal value of $8,774,327 were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, Inc., primarily related to the production and distribution of the motion picture, “Believe”. The remaining $500,000 was issued as a note in exchange for cash. Pursuant to the Second Loan and Security Agreements, we issued notes that accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. We have the option to extend the maturity date of these notes until July 31, 2018. If we choose to exercise our option to extend the maturity date, we would be required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. The Second Loan and Security Noteholders, as a group, will receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits from such projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorate basis based on each Second Loan and Security Noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.
On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,003,337 of principal and $341,013 of accrued interest into shares of the Common Stock. Pursuant to such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $1,312,059 for the three and six months ended June 30, 2016.
We anticipate that additional debt under the Second Loan and Security Agreements may be exchanged for shares of our Common Stock in the near future.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce “Max Steel”. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $0.8 million of interest.

Subscription Agreements

Convertible Note Agreement

On December 7, 2015 we entered into a subscription agreement with an investor to sell up to $7 million in convertible promissory notes of the Company. Under the subscription agreement, we issued a convertible promissory note to the investor in the amount of $3,164,000 at a conversion price of $5.00 per share. The convertible promissory note was to bear interest on the unpaid balance at a rate of 10% per annum and became due and payable on December 7, 2016.  The outstanding principal amount and all accrued interest were mandatorily and automatically convertible into common stock, at the conversion price, upon the average market price of the common stock being greater than or equal to the conversion price for twenty trading days.  On February 5, 2016, this triggering event occurred pursuant to the convertible note agreement.  As such 632,800 shares of common stock were issued in satisfaction of the convertible note payable.

April 2016 Subscription Agreements

On April 1, 2016, we entered into substantially identical subscription agreements (the “April 2016 Subscription Agreements”) with certain private investors, pursuant to which we issued and sold to the investors in a private placement (the “Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of Common Stock at a purchase price of $5.00 per share (the “Purchase Price”). The Placement provided us with $5,375,000 of aggregate gross proceeds. On March 31, 2016, we received $1,500,000, in advance for one of these agreements.  The amount was recorded as non current debt on our condensed consolidated balance sheet. Under the terms of the April 2016 Subscription Agreements, each investor has the option to purchase additional shares of Common Stock at the Purchase Price, not to exceed the number of such investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). Pursuant to its April 2016 Subscription Agreement, one investor delivered notice of its election to exercise the Quarterly Subscription to purchase 100,000 shares of our common stock for an aggregate purchase price of $500,000. The shares were issued on June 28, 2016.

June 2016 Subscription Agreements

On June 22, 2016 and June 30, 2016, we entered into two additional subscription agreements with two investors.  Pursuant to the terms of the subscription agreements, we sold an aggregate of 70,000 shares of our Common Stock at a purchase price of $5.00 per share

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2015, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2015, our accumulated deficit as of December 31, 2015 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans, project-specific financing and additional sales of our Common Stock; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital. We expect to obtain the financing necessary to release our feature film "Max Steel" in the fourth quarter of 2016 and we anticipate receiving proceeds from the film during 2017.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2015 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the six months ended June 30, 2016.

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

Other recent Accounting Standards Updates not effective until after June 30, 2016 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements include:

●
our expectation that a significant portion of our revenues during the later part of 2016 will be generated by Dolphin Digital Studios from the production and release of a web series on online platforms;
●
our expectation to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that has gone into production;
●
our expectation regarding an increase in revenues from our kids clubs during 2016;
●
our expectation concerning our ability to derive revenues from the release of our movie during 2016 and additional revenues from a variety of digital projects in the fourth quarter of 2016;
●
our expectation that  our digital project showcasing favorite restaurants of NFL players throughout several cities in the U.S. will be available for distribution in the fourth quarter of 2016;
●
our intention to source potential distribution partners for our web series, “South Beach – Fever”;
●
our expectation to release our feature film “Max Steel” in the fourth quarter of 2016;
●
our expectation to receive revenues from the U.S. launch of “Max Steel” in 2017;
●
our expectation to receive international revenues and secondary distribution revenues from “Max Steel” in 2017 or thereafter;
●
our intention to use our purchased scripts for future motion picture productions, with one production in late 2016 or early 2017;
●
our expectation concerning the ability to raise working capital through the sale of our common stock;
●
our expectation to exchange additional debt under our First Loan and Security Agreements and our Second Loan and  Security Agreements for shares of our common stock;
●
our intention to borrow funds from private investors and other lenders to produce our digital and motion picture projects;
●
our expectation to obtain Print and Advertising financing necessary to release our feature film in the fourth quarter of 2016 and to obtain financing to produce and release several scripts during 2017;
●
our expectation to earn a producer and overhead fee for each of the scripts produced and released in 2017;
●
our intention to implement improvements to address material weaknesses in internal control over financial reporting, including hiring additional accounting and finance personnel; and
●
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●
our ability to obtain Print and Advertising financing, without which we will not be able to launch our feature film, “Max Steel” as anticipated;
●
the likelihood that “Max Steel” will generate revenues beyond the cost of its production and financing to improve the company’s results of operations;
●
unpredictability of the commercial success of “Max Steel”, our future web series and future motion pictures;
●
our ability to accurately predict the timing of production and release of our web series and motion pictures, as well as the timing in which revenues will be generated;
●
economic factors that affect production and distribution revenue in the online industry;
●
continuing industry demand for online digital entertainment;
●
our ability to identify, produce and develop online digital entertainment and motion pictures that meet the industry demand;
●
our ability to successfully complete production of our digital and motion picture productions, including our digital project showcasing favorite restaurants of NFL players;
●
competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
●
availability of financing from investors and lenders under favorable terms to fund our digital and motion picture projects;
●
the willingness and ability of our counter parties to exercise their purchase rights under the subscription agreements entered into on April 1, 2016 or their conversion rights under the debt exchange agreements entered into on May 31, 2016 and June 30, 2016;
●
our ability to adequately address material weaknesses in internal control over financial reporting, including our ability to attract and hire appropriate accounting and finance personnel;
●
the ability of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue; and
●
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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have recently issued, and may in the future issue, a significant amount of common stock and, as a result, your ownership interest in the Company may be substantially diluted and your investment in our common stock could suffer a material decline in value.

During the period December 31, 2015 to June 30, 2016, the number of shares of our Common Stock issued and outstanding has increased from 4,094,618 (adjusted for a 20:1 reverse stock split on May 10, 2016) to 10,674,215 shares. Of this amount, approximately 4.7 million shares of Common Stock have been issued in private placements as payment to certain debtholders of the Company pursuant to debt exchange agreements. Consequently, we have not received any cash proceeds in connection with such issuances of Common Stock. In addition, 1.2 million recently issued shares of Common Stock were issued in private placements pursuant to subscription agreements. Generally, these subscription agreements and debt exchange agreements provide for past or future purchases of, or exchanges of debt for, our shares of Common Stock at a price of $5.00 per share which, upon each exercise or exchange thus far, has been below the market price of our Common Stock. As a result of both types of issuances, your ownership interest in the Company has been, and may in the future be, diluted. In addition, we have historically experienced extremely low trading volumes. The market price for our Common Stock has been volatile in the past, and these recent issuances could cause the price of our Common Stock to fluctuate substantially in the future. Once restricted stock issued in the private placements becomes freely tradable, current or future holders of Common Stock may decide to trade their shares and, if our stock is thinly traded, this could have a material adverse effect on the market price of our Common Stock. Furthermore, we anticipate future issuances of Common Stock in exchange for debt or pursuant to subscription agreements, which could further exacerbate any or all of these potential risks.

ITEM 4. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 28, 2016, an investor exercised a Quarterly Subscription to purchase 100,000 additional shares of the Company’s Common Stock at a purchase price of $5.00 per share, pursuant to a subscription agreement entered into on April 1, 2016, as described earlier. As a result of such exercise, the Company received $500,000 in proceeds. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

On June 30, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to the investor in a private placement an aggregate of 20,000 shares of the Company's common stock at a price of $5.00 per share. The private placement provided $100,000 of aggregate proceeds for the Company. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

On June 30, 2016, the Company entered into a Web Series Debt Exchange Agreement with a holder of a promissory note with a principal amount of $50,000. Pursuant to the Web Series Debt Exchange Agreement, the Company agreed to convert an aggregate of $55,640 of principal and interest into 11,128 shares of the Company’s common stock at a price of $5.00 per share. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.
ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	Interactive Data File	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 22, 2016.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer