Form 10-Q
period 2016-09-30
DOLPHIN DIGITAL MEDIA INC
filed 2016-11-21
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock outstanding was 14,132,415 as of November 21, 2016.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of September 30, 2016	As of December 31, 2015 (1)

Current
Cash and cash equivalents	$982,360	$2,392,685
Restricted cash	1,250,000	-
Prepaid Expenses	2,752	72,518
Related party receivable	521,219	453,529
Receivable and other current assets	3,969,758	2,827,131
Total Current Assets	6,726,089	5,745,863
Capitalized production costs	14,318,814	15,170,768
Property and equipment	39,417	55,413
Deposits	1,597,070	397,069
Total Assets	$22,681,390	$21,369,113
LIABILITIES
Current
Accounts payable	$746,831	2,070,545
Other current liabilities	3,524,723	2,984,320
Accrued compensation	2,187,500	2,065,000
Debt	29,497,415	37,331,008
Loan from related party	2,010,806	2,917,523
Deferred revenue	1,343,632	1,418,368
Note payable	300,000	300,000
Total Current Liabilities	39,610,907	49,086,764
Noncurrent
Convertible note	-	3,164,000
Loan from related party	-	1,982,267
Total Noncurrent Liabilities	-	5,146,267
Total Liabilities	39,610,907	54,233,031

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized,	160,113	1,228,385
4,094,618 issued and outstanding at December 31, 2015 and 10,674,215 issued and outstanding at September 30, 2016
Preferred stock, 10,000,000 shares authorized
Preferred Stock, Series A, $0.001 par value, 1,042,753 issued and outstanding	-	-
at December 31, 2015 and none issued and outstanding at September 30, 2016.
Preferred Stock, Series B $0.10 par value, 4,000,000 share authorized, 3,300,000	330,000	330,000
shares issued and outstanding at September 30, 2016, none were issued and outstanding at
December 31, 2015.
Preferred Stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000	1,000	1,000
shares issued and outstanding at September 30, 2016, none were issued and outstanding at
December 31, 2015.
Additional paid in capital	65,023,567	25,214,317
Accumulated deficit	(85,415,193)	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(19,900,513)	$(35,841,726)
Non-controlling interest	2,970,996	2,977,808
Total Stockholders' Deficit	$(16,929,517)	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$22,681,390	$21,369,113

The accompanying notes are an integral part of these consolidated financial statements.

(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	Sept 30,		Sept 30,
	2016	2015 (1)	2016	2015 (1)

Revenues:
Production and distribution	$1,140,000	$2,393,367	$1,144,157	$2,413,996
Membership	6,225	45,000	27,253	61,011
Total revenues	1,146,225	2,438,367	1,171,410	2,475,007

Expenses:
Direct costs	1,375,734	1,559,870	1,378,173	1,835,257
Distribution and marketing	9,237,873	-	9,237,873	-
Selling, general and administrative	370,984	263,371	1,019,641	1,121,868
Legal and professional	689,523	785,418	1,576,963	2,051,052
Payroll	350,264	375,109	1,101,465	1,028,836
Loss before other expenses	(10,878,153)	(545,401)	(13,142,705)	(3,562,006)

Other income	-	-	9,660	-
Amortization of loan fees	(47,369)	-	(47,369)	-
Loss on extinguishment of debt	-	-	(5,843,811)	-
Interest expense	(613,651)	(903,317)	(3,768,727)	(2,296,197)
Net loss	(11,539,173)	(1,448,718)	(22,792,952)	(5,858,203)

Net income attributable to noncontrolling interest	$1,556	$11,250	$6,813	$15,253
Net loss attributable to Dolphin Digital Media, Inc.	(11,540,729)	(1,459,968)	(22,799,765)	(5,873,456)
Net loss	$(11,539,173)	$(1,448,718)	$(22,792,952)	$(5,858,203)

Basic and Diluted Loss per Share	$(1.08)	$(0.35)	$(3.56)	$(1.43)

Weighted average number of shares used in share calculation	10,674,215	4,094,618	7,603,251	4,094,618

The accompanying notes are an integral part of these consolidated financial statements.

(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2016	2015 (1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,792,952)	$(5,858,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,996	18,965
Amortization of capitalized production costs	1,108,668	1,364,312
Loss on extinguishment of debt	5,843,811	-
Changes in operating assets and liabilities:
Receivables and other current assets	(1,142,727)	(2,754,593)
Prepaid expenses	69,766	2,181,311
Change in related party receivable	(67,690)	-
Capitalized production costs	(256,714)	(2,526,083)
Deposits	(1,200,000)	-
Deferred revenue	(74,736)	-
Accrued compensation	122,500	187,500
Accounts payable	(1,323,714)	(493,999)
Other Current Liabilities	4,121,106	1,799,012
Net Cash Used in Operating Activities	(15,576,686)	(6,081,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(2,550)
Net Cash Used In Investing Activities	-	(2,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	10,569,744	2,550,131
Repayment of Loan and Security agreement	(410,000)	-
Sale of common stock	6,225,000	-
Restricted cash	(1,250,000)	-
Advances from related party	320,000	4,970,018
Repayment to related party	(1,288,383)	(1,022,500)
Net Cash Provided by Financing Activities	(14,166,361)	6,497,649

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,410,325)	413,321
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,392,685	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$982,360	$806,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$749,249	$1,355,093

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Refinance of related party debt to third party debt	$-	3,803,337
Conversion of related party debt and interest to shares of common stock	$3,073,410	-
Conversion of convertible debt	$3,164,000	-
Loan commitment fee and interest reserve	$1,531,871	-
Conversion of loan and security agreements, including interest, into shares of common stock	$20,434,858	-

The accompanying notes are an integral part of these consolidated financial statements

(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the nine months ended September 30, 2016

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance December 31, 2015 (1)	1,043,000	1,043	4,094,618	61,419	26,711,240	2,977,808	(62,615,428)	(32,863,918)

Net loss for the nine months ended September 30, 2016	-	-	-	-	-	-	(22,792,952)	(22,792,952)
								-
Income attributable to the noncontrolling interest	-	-	-	-	-	6,813	(6,813)	-

Return of capital to noncontrolling member	-	-	-	-	-	(13,625)	-	(13,625)

Issuance of common stock during the nine months ended September 30, 2016	-	-	6,579,493	924,952	31,972,215	-	-	32,897,167

Extinguishment of debt at a price of $0.25 per share	-	-	-	-	5,843,811	-	-	5,843,811

Preferred stock dividend related to exchange of Series A for Series B Preferred Stock					(5,227,247)	-	-	(5,227,247)

Issuance of Series B Preferred	3,300,000	330,000	-	-	5,940,247	-	-	6,270,247

Issuance of Series C Preferred	1,000,000	1,000	-	-	(1,000)	-	-	-

Retirement of Series A Preferred	(1,043,000)	(1,043)	-	-	(1,041,957)	-	-	(1,043,000)

Effect of reverse stock split on cumulative amount of par value			104	(826,258)	826,258			-
Balance September 30, 2016	4,300,000	331,000	10,674,215	160,113	65,023,567	2,970,996	(85,415,193)	(16,929,517)

The accompanying notes are an integral part of these consolidated financial statements.

(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 3

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

NOTE 1 – GENERAL

Nature of Operations

Dolphin Digital Media, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”) is a producer of original high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential. Dolphin is also developing online kids clubs. On March 7, 2016, the Company completed its merger with Dolphin Films, Inc., an entity under common control. Dolphin Films, Inc. (“Dolphin Films”) is a motion picture studio focused on storytelling on a global scale for young, always-connected audiences.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Hiding Digital Productions, LLC, Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Max Steel Productions, LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC and Dolphin JOAT Productions, LLC

Effective March 7, 2016, the Company acquired “Dolphin Films” from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), a company wholly owned by William O’Dowd, CEO, President, Chairman of the Board and majority shareholder of Dolphin. The acquisition from Dolphin Entertainment was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at Dolphin Entertainment’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of Dolphin Entertainment prior to the effective date of the acquisition. See Note 3 for additional information regarding Dolphin Films acquisition.

On May 9, 2016, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 20-to-1 reverse stock split. The reverse stock split was approved by the Board of Directors and a majority of the Company’s shareholders and became effective May 10, 2016. The number of common shares in the accompanying unaudited condensed consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Restricted Cash

Restricted cash represents amounts held as collateral required under the Company's loan and security agreement. Proceeds from this loan were used for the distribution and marketing costs of the Company's feature film. See Note 5 for further discussion. As of September 30, 2016, the Company maintained $1,250,000 in a separate bank account restricted for this purpose.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update on lease accounting. This update requires lessees to put most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Accounting Standards Update (the “ASU”) will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In August 2016, the FASB issued an accounting standards update to addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In October 2016, the FASB issued an accounting standards update of consolidation of entities held by related parties under common control. The update amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. The Company has incurred a net loss for the nine months ended September 30, 2016 of $22,792,952. As of September 30, 2016, the Company recorded an accumulated deficit of $85,415,193. Further, the Company has a working capital deficit of $32,884,818 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis and expects to derive additional revenues from these productions in 2017. There can be no assurances that such income will be realized in future periods.

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

The Company retrospectively adjusted the historical financial results for all periods to include Dolphin Films as required for transactions between entities under common control. The following table presents the Company’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of Dolphin Films:

	As of December 31, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Balance Sheets currently reported
ASSETS
Current
Cash and cash equivalents	$2,259,504	$133,181	-	$2,392,685
Related party receivable	-	453,529	-	453,529
Prepaid Expenses	10,018	62,500	-	72,518
Receivables and other current assets	560,112	2,267,019	-	2,827,131
Total Current Assets	2,829,634	2,916,229	-	5,745,863
			-
Capitalized production costs	2,439	15,168,329	-	15,170,768
Property and equipment	55,413	-	-	55,413
Deposits	41,291	355,778	-	397,069
Total Assets	$2,928,777	$18,440,336	-	$21,369,113

LIABILITIES
Current
Accounts payable	$479,799	$1,590,746	-	$2,070,545
Other current liabilities	2,669,456	314,864	-	2,984,320
Accrued compensation	2,065,000	-	-	2,065,000
Debt	2,545,000	-	-	2,545,000
Loan from related party	-	2,917,523	-	2,917,523
Deferred revenue	-	1,418,368	-	1,418,368
Notes payable	300,000	-	-	300,000
Total Current Liabilities	8,059,255	6,241,501	-	14,300,756

Non Current
Convertible note payable	3,164,000	-	-	3,164,000
Loan from related party	1,982,267	-	-	1,982,267
Debt	2,600,000	32,186,008	-	34,786,008
Total Noncurrent Liabilities	7,746,267	32,186,008	-	39.932,275
			-
Total Liabilities	15,805,522	38,427,509	-	54,233,031

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 4,094,618 issued and outstanding at December 31, 2015.	1,228,385	100	(100)	1,228,385

Preferred stock, Series A. $0.001 par value, 10,000,000 shares authorized, 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2015.	1,043	-	(1,043)	-

Preferred stock, Series B. $0.10 par value, 4,000,000 shares authorized, 3,300,000 shares issued and outstanding at December 31, 2015.	-	-	330,000	330,000

Preferred stock, Series C. $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2015.	-	-	1,000	1,000

Additional paid in capital	25,544,174	-	(329,857)	25,214,317
Accumulated deficit	(42,628,155)	(19,987,273)	-	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(15,854,553)	$(19,987,173)	-	$(35,841,726)
Non-controlling interest	2,977,808	-	-	2,977,808
Total Stockholders' Deficit	$(12,876,745)	$(19,987,173)	-	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$2,928,777	$18,440,336	-	$21,369,113
* Previously reported on Form 10-K filed with the SEC March 31, 2016

The following table presents the Company’s previously reported Condensed Consolidated Statement of Operations, retrospectively adjusted for the acquisition of Dolphin Films:

	for the nine months ended September 30, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Reclassification	Consolidated Statement of Operations (currently reported)
Revenues:
Production	$2,380,412	$33,584	-	$2,413,996
Membership	61,011	-	-	61,011
Total Revenue:	2,441,423	33,584	-	$2,475,007

Expenses:
Direct costs	1,334,311	500,946	-	1,835,257
Selling, general and administrative	1,869,195	130,741	(878,068)	1,121,868
Legal and professional	-	1,172,984	878,068	2,051,052
Payroll	1,028,836	-	-	1,028,836
Loss before other income (expense)	(1,790,919)	(1,771,087)	-	(3,562,006)

Other Income (Expense):
Other Income	-	-	-	-
Interest expense	(657,237)	(1,638,960)	-	(2,296,197)
Net Loss	(2,448,156)	(3,410,047)	-	(5,858,203)

Net income attributable to noncontrolling interest	$15,253	$-	-	$15,253
Net loss attributable to Dolphin Films, Inc.	-	(3,410,047)	-	(3,410,047)
Net loss attributable to Dolphin Digital Media, Inc.	(2,463,409)	-	-	(2,463,409)
Net loss	$(2,448,156)	$(3,410,047)	-	$(5,858,203)

*As reported on Form 10Q filed with the SEC on November 20, 2015

The following table presents Company’s previously reported Condensed Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of Dolphin Films:

	For the nine months ended September 30, 2015 (unaudited)
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Statement of Cash Flows (as currently reported)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,448,156)	$(3,410,047)	-	$(5,858,203)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation	16,415	2,550	-	18,965
Amortization of capitalized production costs	1,334,311	30,001	-	1,364,312
Changes in operating assets and liabilities:			-
Receivables and other current assets	(900,428)	(1,854,165)	-	(2,754,593)
Prepaid expenses	2,339	2,178,972	-	2,181,311
Capitalized production costs	(1,599,558)	(926,525)	-	(2,526,083)
Accrued compensation	187,500	-	-	187,500
Accounts payable	16,388	(510,387)	-	(493,999)
Other Current Liabilities	1,148,327	650,685	-	1,799,012
Net Cash Used in Operating Activities	(2,242,862)	(3,838,916)	-	(6,081,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(2,550)	-	(2,550)
Net Cash Used In Investing Activities	-	(2,550)		(2,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	1,400,000	1,150,131	-	2,550,131
Repayment of Loan and Security agreement	(250,000)	250,000	-	-
Advances from related party	2,550,000	2,420,018	-	4,970,018
Repayment to related party	(1,022,500)	-	-	(1,022,500)
Net Cash Provided by Financing Activities	2,677,500	3,820,149		6,497,649

NET INCREASE IN CASH AND CASH EQUIVALENTS	434,638	(21,317)	-	413,321
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	198,470	194,605	-	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$633,108	$173,288	-	$806,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$227,298	$627,865	-	$775,511
* as previously reported on Form 10-Q filed with the SEC on November 20, 2015

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

In April 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement with an unrelated party and is responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. For the three and nine months ended September 30, 2016, the Company did not earn any revenues from web series and for each of the three and nine months ended September 30, 2015, the Company earned revenues of $2,380,412. The Company had capitalized production costs of $241,714 from web series as of September 30, 2016 and $2,439, (impaired during the nine months ended September 30, 2016) net of accumulated amortization, tax incentives and impairment charges, as of December 31, 2015, recorded on its consolidated condensed balance sheets.

The Company completed production of a motion picture during the year ended December 31, 2014 with post production being completed during the second quarter of 2015. The Company released the film domestically October 14, 2016. For the three and nine months ended September 30, 2016, the Company earned revenues from its motion picture business of $1,140,000 and $1,144,157, respectively. This revenue was attributable to the delivery of this motion picture to various international distributors pursuant to existing licensing agreements. During the three and nine months ended September 30, 2015, it earned $13,071 and $33,584 from a film released in December 2013. The Company amortized capitalized production costs (included as direct costs) in the combined statements of operations using the individual film forecast computation method in the amount of $1,106,229 for each of the three and nine months ended September 30, 2016. $9,488 and $30,001, respectively were amortized for the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, the Company had $13,787,100 and $14,896,389, respectively of capitalized production costs related to these motion pictures.

In addition, the Company has purchased scripts, including one from a related party, for other motion picture productions and has recorded $290,000 and $275,000 in capitalized production costs as of September 30, 2016 and December 31, 2015, respectively, associated with these scripts. The Company intends to produce these projects but they were not yet in production as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, respectively, the Company has total capitalized production costs of $14,318,814 and $15,170,768, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

On October 14, 2016, the Company released its motion picture “Max Steel” (the “Film”) in the US. The Film did not perform as well as expected and the Company is assessing whether the fair value of the film is less than the unamortized capitalized costs. ASU 2012-07 states that the events arising after the measurement date, that would not have been kown by market participants on the measurement date, do not have to be taken into account when preparing an impairment analysis. The Company considers evidence that exists during each reporting period and subsequent periods to assess what information market participants may have considered at the balance sheet date. The film was released subsequent to September 30, 2016, and as such, box office performance would not have been known by market participants. Furthermore, the Company considered other information such as distributor box office estimates as of September 23, 2016, and did not identify any impairment indicators as of September 30, 2016. The Company will record any impairment in the unamortized capitalized costs of the Film in the fourth quarter of 2016.

Receivable and Other Current Assets

The Company recorded $3,969,758 and $2,827,131 in receivables and other current assets on its consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. These amounts were primarily comprised of receivables from advertising revenue sharing from its production, receivable from international license agreements, subscription receivable and receivables of tax incentives. For the period ended September 30, 2016, the Company completed delivery of film assets as required by certain international license agreements for its feature film and recorded a receivable of $891,459 related to these contracts. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

NOTE 5 — DEBT

Kids Club Agreements

During February 2011, the Company entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid the Company $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. As of June 30, 2016, the Company had made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. On July 1, 2016, the Company agreed to terminate such Kids Club Agreement for (i) $10,000, plus (ii) the balance of the original investment ($5,000). The Company paid such individual party $15,000 on July 18, 2016 in full settlement of its obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated. As of September 30, 2016 there is only one Kids Club Agreement outstanding. On October 3, 2016, the Company entered into a debt exchange agreement and agreed to issue 12,000 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000.

For the three and nine months ended September 30, 2016 and 2015, there were no significant revenues generated or costs incurred related to the Group Kids Club.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total equity investment of
$1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorate basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, the Company could utilize all, or any portion, of the total equity investment to fund any chosen production. Per the Equity Finance Agreements, the Company was entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. The Company invested these funds in eleven projects. On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, the Company was not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2016 and December 31, 2015. Two of the productions were completed as of September 30, 2016 and there was no producer gross revenue as defined in the Equity Finance Agreements for each of the three and nine months ended September 30, 2016 and 2015. The costs of the other nine projects was impaired an no future projects are planned with funds from the Equity Finance Agreements.

On June 23, 2016, the Company entered into a settlement agreement (the “Settlement”) with one of the investors that had originally contributed $105,000. Pursuant to the terms of the Settlement, the Company made a payment of $200,000 to the investor on June 24, 2016 resulting in a loss on settlement of debt of $95,000. As of September 30, 2016, the total equity investment remaining under the Equity Finance Agreements was $895,000. On October 3, 2016 and October 13, 2016, the Company entered into debt exchange agreements with several investors to issue 66,200 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $331,000.

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

On May 31, 2016 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the First Loan and Security Noteholders to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, the Company agreed to convert the debt at $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016 the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $3,328,366 for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company expensed $38,741 and $1,358,585, respectively and $261,784 and $739,645 for the three and nine months ended September 30, 2015, respectively, in interest related to the First Loan and Security Agreements. As of September 30, 2016 and December 31, 2015, the Company had $4,970,990 and $9,334,303 of debt related to the First Loan and Security Agreements and $179,808 and $602,661, respectively of accrued interest recorded in other current liabilities on its combined balance sheets.

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

On March 29, 2016 and June 30, 2016, the Company entered into eleven individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $2,650,000 of principal and $289,017 of accrued interest under the Web Series Loan and Security Agreements into an aggregate of 587,804 shares of Common Stock at $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. For 576,676 of the shares issued in exchange for the notes, the market price per share of Common Stock at the time of conversion was $6.00 per share. For the remaining 11,128 shares, the market price per share at the time of conversion was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $588,694, for the nine months ended September 30, 2016, related to this transaction.

During the three and nine months ended September 30, 2016, the Company expensed $39,091 and $323,670 respectively, and $108,549 and $275,978 for the three and nine months ended September 30, 2015, respectively, in interest related to the Web Series Loan and Security Agreements. As of September 30, 2016 and December 31, 2015, respectively, the Company had $1,440,000 and $4,090,000, respectively of principal and $210,604 and $173,211, respectively, as accrued interest recorded on its consolidated balance sheets.

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

On May 31, 2016 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,003,337 of principal and $341,013 of accrued interest into shares of the Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt on its consolidated statement of operations of $1,312,059 for the nine months ended September 30, 2016. On June 22, 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000.

During the three and nine months ended September 30, 2016, the Company expensed $140,958 and $921,366, respectively and $167,991 and $371,939 for the three and nine months ended September 30, 2015, respectively, in interest related to the Second Loan and Security Agreements.

As of September 30, 2016 and December 31, 2015, the Company had $4,970,990 and $9,334,303 of debt related to the Second Loan and Security Agreements and $609,797 and $228,040, respectively of accrued interest recorded in other current liabilities on its combined balance sheets.

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

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of its motion pictures (the “Production Service Agreement”). The agreement was structured as a Production Service Agreement for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of the motion picture, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,047,366 and $381,566, respectively, as of September 30, 2016 and December 31, 2015. The loan was partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

Loan and Security Agreement – (Prints and Advertising Loan)

On August 12, 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for $14,500,000 on a non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of the Company’s feature film, “Max Steel”. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company has granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2016, and rights to the assets of Max Steel Holdings, but without recourse to the assets of the Company. The loan is partially secured by a $4,500,000 corporate guaranty from a party associated with the film.The lender has retained a reserve of $1,531,871 for loan fees and interest (the “Reserve”). Amounts borrowed under the credit facility will accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of September 30, 2016, the Company recorded $10,569,744, including the Reserve, related to this agreement. The Company recorded $9,237,873 in direct costs related to the marketing of the feature film which were incurred prior to September 30, 2016.

NOTE 6 — CONVERTIBLE DEBT

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company. The promissory note, bears interest on the unpaid balance at a rate of 10% per annum, becomes due and payable on December 7, 2016 and may be prepaid, without penalty, at any time. Pursuant to the subscription agreement, the Company issued a convertible note to the investor in the amount of $3,164,000. At any time prior to the maturity date, the investor has the right, at its option, to convert some or all of the convertible note into Common Stock. The convertible note has a conversion price of $5.00 per share. The outstanding principal amount and all accrued interest are mandatorily and automatically converted into Common Stock, at the conversion price, upon the average market price per share of Common Stock being greater than or equal to the conversion price for twenty trading days. The Company completed this offering in reliance on Section 4(a)(2) or Rule 504, 505 or 506 of the Securities Act of 1933, as amended (the "Securities Act").

On February 5, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 632,800 shares of Common Stock were issued in satisfaction of the convertible note payable. As of September 30, 2016 and December 31, 2015, the Company recorded $0 and $3,164,000 as convertible note and accrued $0 and $21,671 of interest in other current liabilities in its consolidated balance sheets. The Company expensed $31,207 of interest, incurred prior to its conversion, during the nine months ended September 30, 2016.

NOTE 7— NOTES PAYABLE

Balance December 31, 2015	$300,000
Additions	-
Payments	-
Balance September 30, 2016	$300,000

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the nine months ended September 30, 2016. The Company has recorded accrued interest of $127,233 and $104,712 as of September 30, 2016 and December 31, 2015, respectively related to this note.

The Company expensed $7,562 and $22,521, respectively for the three and nine months ended September 30, 2016 and $7,562 and $22,438, respectively for the three and nine months ended September 30, 2015 for interest related to this note.

NOTE 8 — LOANS FROM RELATED PARTY

The Company issued an unsecured revolving promissory note (the “DE Note”) to Dolphin Entertainment, an entity wholly owned by the Company's CEO that, at September 30, 2016 and December 31, 2015, had outstanding balances of $0 and $1,982,267, respectively. The DE Note accrued interest at a rate of 10% per annum. Dolphin Entertainment had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. During the three and nine months ended September 30, 2015, respectively, Dolphin Entertainment loaned the Company $701,500 and $2,550,000, respectively, and was repaid $400,000 and $1,022,500 in principal, respectively. During the three and nine months ended September 30, 2015, $98,689 and $248,130, respectively and was expensed as interest.

On March 4, 2016, the Company entered into a subscription agreement with Dolphin Entertainment pursuant to which the Company converted $3,073,410 aggregate amount of principal and interest outstanding under the note into 614,682 shares of Common Stock. The shares of Common Stock were converted at a price of $5.00 per share. On the date of the conversion the market price per share of the Common Stock was $6.00. As a result, the Company recorded $614,682 of loss on extinguishment of debt, on the condensed consolidated statement of operations for the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, $0 and $32,008 was expensed in interest. The Company recorded accrued interest of $5,788 and $1,126,057 in other current liabilities on its condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

In addition, Dolphin Entertainment has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into Second Loan and Security Agreements with certain of Dolphin Entertainments debtholders, pursuant to which the debtholders exchanged their Dolphin Entertainment notes for notes issued by Dolphin Films totaling $8,774,327. See note 5 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to Dolphin Entertainment by Dolphin Films. As a result, Dolphin Films owes Dolphin Entertainment a net amount of $2,010,806 and $2,917,523, respectively, as of September 30, 2016 and December 31, 2015 that was recorded on the condensed consolidated balance sheets. The net advance bears interest of 10% per annum. Dolphin Films recorded interest expense of $63,899 and $127,978, respectively for the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, Dolphin Entertainment made advances totaling $320,000 and was repaid $1,608,754.

NOTE 9— LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten year licensing agreement with Dolphin Entertainment. Under the license agreement, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires the Company to pay royalties to Dolphin Entertainment at the rate of fifteen percent of net sales from performance of the licensed activities. During the three and nine months ended September 30, 2016 and 2015, the Company did not use the brand properties of Dolphin Entertainment and, as such, no royalty expense was recorded related to the licensing agreement.

NOTE 10 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its consolidated balance sheet. During the three months ended September 30, 2016, the Company delivered the motion picture to several entities, and recorded $74,736 of revenue from production from these deposits. As of September 30, 2016 and December 31, 2015, the Company recorded $1,343,632 and $1,418,368 as deferred revenue on its consolidated balance sheets. The amounts will remain in deferred revenue until the motion picture is delivered to the remaining international buyers and all other stipulations in the agreements are met.

NOTE 11 – VARIABLE INTEREST ENTITIES

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses or the right to receive the residual returns of the entity. The most common type of VIE is a special-purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets, and distribute the cash flows from those assets to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s, assets by creditors of other entities, including the creditors of the seller of the assets.

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

The Company performs ongoing reassessments of (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value unless the VIE is an entity which was previously under common control, which in that case is consolidated based historical cost. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of September 30, 2016 and December 31, 2015, and in the statements of operations and statements of cash flows presented herein for the nine months ended September 30, 2016 and 2015. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC					JB Believe LLC
(in USD)	As of and for the nine ended September 30, 2016	As of and for the three months ended September 30, 2016	As of December 31, 2015	For the nine months ended September 30, 2015	For the nine months ended September 30, 2015	As of As of and for the nine ended September 30, 2016	As of and for the three months ended September 30, 2016	As of December 31, 2015	For the nine months ended September 30, 2015	For the nine months ended September 30, 2015
Assets	19,274,629	19,274,629	18,295,633	n/a	n/a	125,970	125,970	143,549	n/a	n/a
Liabilities	(21,588,325)	(21,588,325)	(19,113,335)	n/a	n/a	(7,026,387)	(7,026,387)	(6,655,335)	n/a	n/a
Revenues	1,140,000	1,140,000	n/a	-	-	3,786	-	n/a	33,584	13,071
Expenses	(2,253,056)	(1,711,325)	n/a	(124,374)	(478,284)	(392,416)	(131,825)	n/a	(249,446)	(152,406)

Following is summary financial information for the VIE’s:

NOTE 12 — STOCKHOLDERS’ DEFICIT

A.
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

On October 16, 2015, the Company and T Squared Partners LP ("T Squared") entered into a Preferred Stock Exchange Agreement whereby 1,042,753 shares of Series A Convertible Preferred Stock were to be exchanged for 1,000,000 shares of Series B Convertible Preferred Stock upon satisfaction of certain conditions. On March 7, 2016, all conditions were satisfied and, pursuant to the Preferred Stock Exchange Agreement, the Company issued to T Squared Partners LP 1,000,000 shares of Series B Convertible Preferred Stock. The Company retired the 1,042,753 shares of Series A Convertible Preferred Stock it received in the exchange. As of September 30, 2016, no shares of Series B Convertible Preferred Stock had been converted into shares of Common Stock. The Company recorded a preferred stock dividend in additional paid in capital of $4,284,494 related to this exchange.

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

As of September 30, 2016, the Company has 3,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock issued and outstanding which have no determinable market value. As of December 31, 2015, the Company had 1,042,753 shares of Series A Convertible Preferred Stock issued and outstanding which had no determinable market value.

B.
Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 10,000,000 shares have been designated for an Employee Incentive Plan. As of September 30, 2016 and December 31, 2015, no awards have been issued in connection with this plan. On February 23, 2016, the Company filed Articles of Amendment to the Amended Articles of Incorporation with the Secretary of State of the State of Florida to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000.

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

On April 1, 2016, the Company entered into subscription agreements under substantially identical terms with certain private investors (the “Quarterly Investors”), pursuant to which the Company issued and sold to the Quarterly Investors in a private placement (the “Quarterly Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of the Company’s Common Stock (on a post-split basis), at a post-split purchase price of $5.00 per Share (the “Quarterly Purchase Price”). The Quarterly Placement initially provided $5,375,000 of aggregate gross proceeds to the Company. Under the terms of the Agreements, each Quarterly Investor has the option to purchase additional shares of Common Stock at the Quarterly Purchase Price, not to exceed the number of such Quarterly Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, an Investor must deliver notice to the Company of such election during the first ten business days of the applicable quarter, specifying the number of additional shares of Common Stock such Quarterly Investor elects to purchase. If a Quarterly Investor timely delivers such notice to the Company, then the closing of the sale of the applicable number of additional shares of Common Stock must occur on the last business day of the applicable quarter. On June 28, 2016, the Company received $500,000 and issued 100,000 shares of Common Stock related to these agreements. On October 13, 2016, the Company received $600,000 and issued 120,000 shares of Common Stock related to these agreements.

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

As of September 30, 2016 and December 31, 2015, the Company had 10,674,215 and 4,094,618 shares of Common Stock issued and outstanding, respectively.

C. Noncontrolling Interest

On May 21, 2012, the Company entered into an agreement with a note holder to form Dolphin Kids Clubs, LLC ("Dolphin Kids Clubs"). Under the terms of the agreement, Dolphin converted an aggregate amount of $1,500,000 in notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity. The Company holds the remaining 75% and thus controlling interest in Dolphin Kids Clubs. The purpose of Dolphin Kids Clubs is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It is a “gross revenue agreement” and the Company will be responsible for paying all associated operating expenses. Revenues from Dolphin Kids Clubs attributable to the noncontrolling interest were $1,556 and $6,813, respectively for the three and nine months ended September 30, 2016 and $11,250 and $15,253 for the three and nine months ended September 30, 2015, respectively. Per the terms of the operating agreement, the revenues of the kids clubs are distributed equally to the members until the noncontrolling member has received $3,000,000 in revenues. Based on the revenues earned from the kids clubs for the nine months ended September 30, 2016, the Company recorded in other current liabilities $13,626 attributable to the noncontrolling member.

In accordance with ASC 810-20, Dolphin Kids Clubs is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. Noncontrolling interest is presented as a separate component of shareholders’ equity. As of September 30, 2016 and December 31, 2015, the Company recorded a noncontrolling interest of $2,970,996 and $2,977,808 respectively on its consolidated balance sheets for the 25% interest in Dolphin Kids Clubs.

NOTE 13 — LOSS PER SHARE

Net loss per share is computed by dividing income available to holders of Common Stock (the numerator) by the weighted-average number of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company included the preferred stock dividend of $4,284,494 in the calculation of loss per share for the nine months ended September 30, 2016, as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

NOTE 14 — WARRANTS

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2016 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2015	21,000,000	$0.17
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2016	21,000,000	$0.17

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

During the year ended December 31, 2012, T Squared Investments, LLC agreed to amend a provision in the Preferred Stock Purchase agreement dated May 2011 that required the Company to obtain consent from T Squared Investments, LLC before issuing any common stock below the existing conversion price as defined in the agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 7,000,000 warrants to T Squared Investments, LLC (“Warrant “F”) with an exercise price of $0.25 per share. Under the terms of Warrant “F”, T Squared Investments, LLC has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.0001 per share. At such time, T Squared Investments, LLC will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared Investments, LLC did not make any payments during the nine months ended September 30, 2016 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 7,000,000 warrants with an exercise price of $0.25 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.0001 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants for a period of three years until September 13, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the nine months ended September 30, 2016 to reduce the exercise price of the warrants.

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

NOTE 15— RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO. The employment agreement was effective January 1, 2012 and continued for an initial term of three years, renewable at the option of the CEO for another two years. Pursuant to the terms of the agreement, the CEO informed the Company on December 31, 2014, that he would renew his employment agreement for a period of two years commencing January 1, 2015. The agreement states that the CEO will receive annual compensation of $250,000 plus bonus. In addition, the CEO is entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO is eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement includes provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,187,500 and $2,000,000 of compensation as accrued compensation and $679,549 and $523,144 of interest in other current liabilities on its consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, in relation to this agreement. For the three and nine months ended September 30, 2016, in connection with this agreement the Company expensed as interest $54,081 and $156,404, respectively and $47,780 and $137,152, respectively for the three and nine months ended September 30, 2015.

The Company has 14,000,000 warrants outstanding with TSquared Partners, LLC, a related party which owns 16% of the fully diluted Common Stock. The warrants have an exercise price of $5.00 and expire December 31, 2018. TSquared Partners, LLC paid down a total of $1,625,000 to reduce the exercise price on the warrants and as a result 7,000,000 warrants have an exercise price of $0.36. Note 13 details the terms of these warrants.

During 2015, the Company agreed to pay a related party, Dolphin Entertainment $250,000 for a script that it had developed for a web series that the Company produced during the year ended December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company recorded an accrual of $250,000 in other current liabilities on its consolidated balance sheets.

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

The Company entered into a verbal agreement with Dolphin Entertainment for producer services related to certain of its projects. The agreement was for an annual amount of $500,000. The Company terminated the agreement effective June 30, 2015. The Company recorded $250,000 during the nine months ended September 30, 2015 in its condensed consolidated statement of operations.

The Company has a related party receivable of $521, 219 and $453,529 as of September 30, 2016 and December 31, 2015, respectively with Dolphin Entertainment for debt that the Company acquired on behalf of the related party.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of September 30, 2016, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of September 30, 2016 and December 31, 2015, the Company had a remainder of $40,000 in accruals related to these late filing penalties and is presented as a component of other current liabilities.

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

In January 2013, the Company entered into an agreement with a worldwide philanthropic organization to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs. Effective July 1, 2015, the two parties agreed to amend and restate the agreement. The agreement is for a period of three years from the effective date and will automatically renew for successive terms of three years unless terminated by either party with written notice at least 180 day prior to the expiration of the initial or any subsequent term. The Company is responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package is $10,000 with the Company earning $1,250. The remaining funds are used for program materials and the costs of other partners. On July 1, 2016, the Company and United Way Worldwide mutually agreed to terminate the agreement. The Company intends to continue promoting the online kids club with the remaining partners and it does not anticipate any material change in the operations of the online kids club.

The Company recorded revenues of $6,225 and $27,253 during the three and nine months ended September 30, 2016 and $45,000 and $61,011 respectively, during the three and nine months ended September 30, 2015, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan. The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The plan will be administered by the Board of Directors or a committee designated by the board. As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 shares of Common Stock were designated for this plan. No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan as of September 30, 2016 and December 31, 2015.

Talent, Director and Producer Participations

Per agreements with talent, directors and producer’s on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of September 30, 2016 and December 31, 2015, the Company had not recorded any liability related to these participations.

NOTE 17 — SUBSEQUENT EVENTS

On October 3, 2016, the Company entered into a debt exchange agreement and agreed to issue 12,000 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000. On October 3, 2016, the market price of the Company's common stock was $6.75 per share. As a result, the Company will record a loss on extinguishment of debt of $21,000 in the fourth quarter of 2016.

On October 13, 2016, the Company received notice from a Quarterly Investor and $600,000 to exercise the option of purchasing shares of the Company’s common stock at $5.00 per share. The Company issued 120,000 shares of common stock related to this exercise.

On October 3, 2016, October 13, 2016 and October 27, 2016, the Company entered into three substantially identical debt exchange agreements to issue 66,200 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $331,000. The market price of the Company's common stock was $6.75 per share on October 3, 2016, $6.50 per share on October 13, 2016 and $6.25 per share on October 27, 2016. As a result, the Company will record a loss on extinguishmant of debt of $112,025 in the fourth quarter of 2016.

On October 13, 2016, the Company entered into six substantially identical subscription agreements, pursuant to which the Company issued 25,000 shares of common stock at $5.00 per share and received $125,000.

On October 13, 2016, the Company received $200,000 from the distributor of the motion picture "Max Steel" related to certain deposits held for distribution costs. These were recorded as Deposits on the Company's condensed consolidated balance sheets as of September 30, 2016.

On October 14, 2016, the Company released its motion picture “Max Steel” (the “Film”) in the US. The Film did not perform as well as expected and the Company is assessing whether the fair value of the film is less than the unamortized capitalized costs. The Company used the guidance of ASU 2012-07 and did not identify impairment indicators as of the balance sheet date of September 30, 2016. Indicators of impairment were not apparent until the weekend of the Film’s release and as such any impairment will be made during the fourth quarter of 2016.

On November 4, 2016, the Company and T Squared entered into a Warrant Purchase Agreement pursuant to which the Company agreed to issue (i) 1,500,000 Series G Warrants with an exercise price of $5.00 per share of the Company’s common stock, par value $0.015 (“Common Stock”), and an expiration date of January 31, 2018 (the “Series G Warrants”), (ii) 500,000 Series H Warrants with an exercise price of $6.00 per share of Common Stock and an expiration date of January 31, 2019 (the “Series H Warrants”), and (iii) 500,000 Series I Warrants with an exercise price of $7.00 per share of Common Stock and an expiration date of January 31, 2020 (the “Series I Warrants” and together with the Series G Warrants and the Series H Warrants, the “New Warrants”). As consideration for the New Warrants, T Squared agreed to make a $50,000 cash payment to the Company to reduce the aggregate exercise price of the 7,000,000 Series E Warrants that were issued to it on March 10, 2010 and amended on September 10, 2015 to extend their expiration date until December 31, 2018.

On November 15, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to such investor 100,000 shares of common stock at a price of $5.00 per Share. This transaction provided $500,000 in proceeds for the Company.

On November 15, 2016, Dolphin Entertainment converted 2,300,000 Series B Preferred Stock (the “Series B”) into 2,185,000 shares of the Company’s common stock. On November 16, 2016, T Squared Partners LP, converted 1,000,000 of Series B into 950,000 shares of the Company’s common stock. Dolphin Entertainment and T Squared were the only shareholders of Series B and have converted all of their holdings into shares of the Company’s common stock. Subsequent to these two transactions, there are no shares of Series B issued and outstanding.

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

Revenues

We currently derive revenue through (i) the online distribution of web series produced and distributed by Dolphin Digital Studios, our digital entertainment division; (ii) international distribution of motion pictures produced by Dolphin Films, our newly-acquired film division and (iii) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2016	2015	2016	2015
Production and distribution	99.5%	98.0%	98.0%	98.0%
Membership	0.5%	2.0%	2.0%	2.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Total revenues (in USD)	$1,146,225	$2,438,367	$1,171,410	$2,475,007

During the three and nine months ended September 30, 2016, our primary sources of revenue were from (i) the sale of international distribution rights of a feature film released domestically on October 14, 2016 and (ii) revenue from the sale of memberships to online kids clubs. By contrast, our primary source of revenue during the three and nine months ended September 30, 2015 was from (i) the online distribution of a web series and (ii) revenue from the sale of memberships to online kids clubs.

Dolphin Digital Studios

In April 2016, we entered into a co-production agreement to produce a digital project that showcases favorite restaurants of NFL players. The show was produced during the second quarter throughout several cities in the US and we anticipate that it will be available for distribution in early 2017. We are currently sourcing distribution platforms in which to release projects currently in production and those for which we have the rights and which we intend to produce. We earn production and online distribution revenue solely through the following:

●
Producer’s Fees: We earn fees for producing each web series, as included in the production budget for each project. We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis. During the nine months ended September 30, 2016, we began production of our new web series but it had not been completed. In addition, we concentrated our efforts in identifying potential distribution partners. Some of our current agreements with financing sources permit us to earn up to a $250,000 producer’s fee for each web series.

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

●
Secondary Distribution Revenue: Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video on demand (“SVOD”). No revenues from this source have been derived during the three and nine months ended September 30, 2016 and 2015. We intend to source potential secondary distribution partners for our web series, “South Beach - Fever” once our agreement with the initial distributor expires.

Dolphin Films

During the three and nine months ended September 30, 2016 and 2015, we derived revenues primarily through the international distribution of our motion pictures titled “Believe” and “Max Steel”.

The production of the motion picture titled “Max Steel” was completed during 2015. During the quarter ended September 30, 2016, we obtained the financing necessary for the distribution and marketing costs and the motion picture was released domestically on October 14, 2016. The motion picture did not perform as well as expected domestically but we have secured approximately $9 million in international distribution agreements. We consider evidence that exists during each reporting period and subsequent periods to assess what information market participants may have considered at the balance sheet date. The film was released subsequent to September 30, 2016, and as such, box office performance would not have been known by market participants. Furthermore, we considered other information such as distributor box office estimates as of September 23, 2016, and did not identify any impairment indicators. Impairment indicators were not apparent until after the domestic release of the film and any impairment will be recorded during the fourth quarter of 2016. We are performing an impairment analysis to determine if the fair value of the film is below the capitalized production costs. Revenues from this motion picture are expected to be generated from the following sources:

Theatrical – Theatrical revenues are expected to be derived from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has existing agreements with theatrical exhibitors. The financial terms negotiated with its U.S. theatrical distributor provide that we receive a percentage of the box office results, after related distribution fees.

International – International revenues are expected to be derived through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements were contingent on a domestic wide release that occurred on October 14, 2016.

Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, video on demand (“VOD”), pay-per-view (“PPV”), electronic sell-through (“EST”), subscription based video on demand (“SVOD”) and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. We anticipate the revenues from these channels will be received in 2017 or thereafter.

Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. During 2015, we acquired the rights to a script for a motion picture that we intend to produce in early 2017. We also identified and acquired two other scripts that we believe would appeal to one of our target demographics. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Online Kids Clubs

We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs. Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We share in a portion of the membership fees as outlined in our agreements with the various entities. During the quarter ended September 30, 2016, we terminated, by mutual accord the agreement with United Way Worldwide. We have retained the trademark to the online kids club and will continue to operate the site. For the three and nine months ended September 30, 2016 and 2015, we did not record significant revenues from the online kids clubs. We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”). We own 75% of Dolphin Kids Clubs and the other 25% is owned by a former note holder who agreed to convert $1.5 million aggregate principal amount of an outstanding note into equity of Dolphin Kids Clubs and made additional capital contributions of $1.5 million during the year ended December 31, 2012. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It is a “gross revenue agreement” and we are responsible for paying all associated operating expenses. Net income is attributable to each member based on the thresholds established in the operating agreement of the entity.

Expenses

Our expenses consist primarily of (1) direct costs, (2) distribution and marketing (3) selling, general and administrative expenses (4) payroll expenses and (5) legal and professional fees.

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

Distribution and marketing expenses include the costs of theatrical “prints and advertising” (“P&A”) and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release.

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

Other Income and Expenses

Other income and expenses consist primarily of (i) interest payments to Dolphin Entertainment, an entity owned by our CEO, in connection with loans made to the Company; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures (iii) loss on extinguishment of debt and (iv) amortization of loan fees. During the nine months ended September 30, 2016, we entered into agreements with certain debtholders, including Dolphin Entertainment, to convert an aggregate of $23,508,267 principal and interest into 4,701,654 shares of common stock at a price of $5.00 per share. The conversions occurred on days when the market price of the stock was between $6.00 and $6.99 per share. As a result, we recorded a loss on the extinguishment of the debt of approximately $5.8 million.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2016 and 2015.

Revenues

For the three and nine months ended September 30, 2016, we generated revenue from (i) international distribution rights of our motion picture, “Max Steel” and (ii) portion of fees obtained from the sale of memberships to online kids clubs. For the three and nine months ended September 30, 2015, we generated our revenue primarily from (i) online distribution of our web series, “South Beach – Fever” and (ii) portion of fees obtained from the sale of memberships to online kids clubs.

	For the three months ended September 30,		For the nine months ended September 30,
Revenues:	2016	2015	2016	2015
Production and distribution	$1,140,000	$2,393,367	$1,144,157	$2,413,996
Membership	6,225	45,000	27,253	61,011
Total revenues:	$1,146,225	$2,438,367	$1,171,410	$2,475,007

Revenues from production and distribution decreased by $1.3 million for the nine months ended September 30, 2016 as compared to the same period in the prior year primarily due to the recognition of the majority of the revenue from the online distribution of our web series, “South Beach – Fever” in 2015. During the same period in 2016, we derived revenues from distribution to a few international territories of the motion picture “Max Steel”, pursuant to the license agreements. The motion picture was released in the U.S. on October 14, 2016 and we expect to derive additional revenues in 2016 from the domestic release and international distribution agreements.

Revenues from membership fees decreased by $0.03 million, for the nine months ended September 30, 2016 as compared to the same period in the prior year as a result of one individual that adopted a group of schools in Louisiana during the second quarter of 2015.

Expenses

For the three and nine months ended September 30, 2016 and 2015, our primary operating expenses were direct costs, distribution and marketing, selling, general and administrative expenses, legal and professional fees and payroll expenses.

	For the three months ended September 30,		For the nine months ended September 30,
Expenses:	2016	2015	2016	2015
Direct costs	$1,375,734	$1,559,870	$1,378,173	$1,835,257
Distribution and marketing	9,237,873	-	9,237,873	-
Selling, general and administrative	370,984	263,371	1,019,641	1,121,868
Legal and professional	689,523	785,418	1,576,963	2,051,052
Payroll	350,264	375,109	1,101,465	1,028,836
Total expenses	$12,024,378	$2,983,768	$14,314,115	$6,037,013

Direct costs decreased by approximately $0.5 million for the nine months ended September 30, 2016 as compared to the same period in the prior year mainly due to a fee paid to our distributor in 2015 related to the release date of our motion picture and the amortization of capitalized production costs of our web series.

Distribution and marketing expenses increased by approximately $9.2 million for the nine months ended September 30, 2016 as compared to the same period in the prior year mainly due to costs associated with the distribution and marketing for the release of our motion picture, “Max Steel”.

Selling, general and administrative expenses increased by approximately $0.1 million and decreased by $0.1 million, respectively, for the three and nine months ended September 30, 2016 as compared to the same period in the prior year. The increase in the three months is mainly due to certain fees paid to the Writers Guild of America for pension and health costs of writer’s that were hired to develop scripts. The decrease in the nine months is mainly due to marketing and consulting fees incurred in 2015 related to our motion picture, “Max Steel”, and decrease in travel mainly due to the completion of our film.

Legal and professional expenses decreased by approximately $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2016 as compared to the same period in the prior year. The decrease is primarily due to the expiration in December of 2015 of a certain contract for international distribution back office service and the termination of an agreement with a related party for producer services.

Payroll expenses increased by approximately $0.03 million and $0.07 million, respectively, for the three and nine months ended September 30, 2016 as compared to the same period in the prior year mostly due to certain payroll costs capitalized during the production of our web series in 2015and cost of living salary increases made at the beginning of 2016.

Other Income and expenses

	For the three months ended September 30,		For the nine months ended September 30,
Other (Income)/Expense:	2016	2015	2016	2015
Other income	$-	$-	$(9,660)	$-
Amortization of loan fees	47,369	-	47,369	-
Loss on extinguishment of debt	-	-	5,843,811	-
Interest expense	613,651	903,317	3,768,727	2,296,197
Other Income/expense	$661,020	$903,317	$9,650,247	$2,296,197

Interest expense increased by $1.5 million for the nine months ended September 30, 2016 as compared to the same period in the prior year and was directly related to $12.5 million in loan and security agreements that we entered into during 2015 for our film division. In addition, we entered into additional loan and security agreements for our digital business in the amount of $1.3 million. Each of these agreements bears interest of up to 12% per annum. Interest expense decreased by approximately $0.3 million for the three months ended September 30, 2016 as compared to the same period last year due to certain loan and security agreements that were converted into shares of our common stock as discussed below.

On March 29, 2016 and June 30, 2016, the Company entered into eleven individual debt exchange agreements with parties to loan and security agreements under which it issued promissory notes to each of the parties. Pursuant to the terms of the debt exchange agreements, the Company converted an aggregate $2,650,000 of principal and $289,017 of accrued interest under the promissory notes into an aggregate of 587,804 shares of Common Stock at a post- split price of $5.00 per share as payment in full of each of the promissory notes. The post-split market price per share for 576,676 shares of Common Stock (on a post-split basis) at conversion was $6.00. For the remaining 11,128 shares of Common Stock, the market price per share of Common Stock at conversion was $6.08. As a result, the Company recorded a loss on extinguishment of debt on its consolidated statement of operations of $588,694 for the nine months ended September 30, 2016, related to this transaction.

On March 4, 2016, the Company entered into a subscription agreement with Dolphin Entertainment. Pursuant to the terms of the subscription agreement, the Company converted $3,073,410 of principal and interest outstanding on a revolving promissory note into 614,682 shares of Common Stock (on a post-split basis) at a post-split price of $5.00 per share. At conversion, the post-split market price per share of Common Stock was $6.00. As a result, the Company recorded a loss on the extinguishment of debt of $614,682 on its condensed consolidated statement of operations for the nine months ended September 30, 2016.

On May 31, 2016 and June 30, 2016, the Company entered into thirteen individual debt exchange agreements with parties to loan and security agreements under which it issued promissory notes to each of the parties. Pursuant to the debt exchange agreements, the Company agreed to convert an aggregate $17,495,840 in principal and accrued interest under the promissory notes into an aggregate of 3,499,168 shares of Common Stock at a price of $5.00 per share as payment in full of each of the promissory notes. On May 31, 2016 and June 30, 2016, the market price per share of Common Stock was $6.99 and $6.08, respectively. As a result, the Company recorded a loss on the extinguishment of debt of $4,640,425 on its condensed consolidated statement of operations for the nine months ended September 30, 2016.

Net Loss

Net loss was approximately $22.8 million or $(3.56) per share for the nine months ended September 30, 2016 based on 7,603,251 weighted average shares outstanding as of September 30, 2016 and $11.5 million or $(1.08) per share for the three months ended September 30, 2016 based on 10,674,215 weighted average shares and approximately $5.8 million or $(1.43) per share for the nine months ended September 30, 2015 and $1.5 million or $(0.35) for the three months ended September 30, 2015 based on 4,094,618 weighted average shares outstanding as of September 30, 2015. Net losses for the three and nine months ended September 30, 2016 and 2015 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows used in operating activities increased by approximately $9.5 million from approximately $(6.1) million used during the nine months ended September 30, 2015 to approximately $(15.6) million used during the nine months ended September 30, 2016. This increase was primarily due to $9.2 million used during the nine months ended September 30, 2016 for distribution and marketing costs for the release of our motion picture, “Max Steel”.

Cash flows from financing activities increased by approximately $7.7 million from approximately $6.5 million for the nine months ended September 30, 2015 to approximately $14.2 million for the nine months ended September 30, 2016. The increase is primarily due to financing for the distribution and marketing costs for the release of our motion picture. In addition, during the nine months ended September 30, 2016, we entered into various subscription agreements for the sale of our common stock for a total of $6.2 million. In comparison, during the same period in prior year, we received $4.5 million more of advances from our CEO.

As of September 30, 2016 and 2015, we had cash available for working capital of approximately $1.0 million and approximately $0.8 million, respectively, and a working capital deficit of approximately $32.9 million and approximately $14.4 million, respectively.

These factors, along with an accumulated deficit of $85.4 million, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017. It will earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production.

Financing Arrangements

Kids Club Agreements

During February 2011, we entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid us $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. As of June 30, 2016, we had made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. On July 1, 2016, we agreed to terminate such Kids Club Agreement for (i) $10,000, plus (ii) the balance of the original investment ($5,000). We paid such individual party $15,000 on July 18, 2016 in full settlement of its obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated. As of September 30, 2016 there is only one Kids Club Agreement outstanding. On October 3, 2016, we entered into a debt exchange agreement and agreed to issue 12,000 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, we entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total equity investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorate basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, we could utilize all, or any portion, of the total equity investment to fund any chosen production. Per the Equity Finance Agreements, we were entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. We invested these funds in eleven projects. On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, we were not required to pay the investors any amount in excess of the existing liability already recorded as of September 30, 2016 and December 31, 2015. Two of the productions were completed as of September 30, 2016 and there was no producer gross revenue as defined in the Equity Finance Agreements for each of the three and nine months ended September 30, 2016 and 2015. The remaining projects were impaired and there are no future projects planned with funds from the Equity Finance Agreements.

On June 23, 2016, we entered into a settlement agreement (the “Settlement”) with one of the investors that had originally contributed $0.1 million. Pursuant to the terms of the Settlement, we made a payment of $0.2 million to the investor on June 24, 2016. As of September 30, 2016, the total equity investment remaining under the Equity Finance Agreements was $0.9 million. On October 3, 2016 and October 13, 2016, we entered into debt exchange agreements with several investors to issue 66,200 shares of our common stock at an exchange price of $5.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $0.3 million.

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

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the First Loan and Security Noteholders to convert an aggregate of $11.3 million of principal and $1.8 million of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016 the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $3.3 million for the nine months ended September 30, 2016.

We anticipate that additional debt under the First Loan and Security Agreements may be exchanged for shares of Common Stock in the near future.

Web Series Funding

During the years ended December 31, 2014 and 2015, we entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4.0 million which we used to finance production of our 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, we issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, we exercised our option under the Web Series Loan and Security Agreements to extend the maturity date of these notes until August 31, 2016. In consideration for our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits generated by the series (defined as our gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.

On March 29, 2016 and June 30, 2016, we entered into eleven individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, we and each Web Series Noteholder agreed to convert an aggregate of $2.6 million of principal and $0.3 million of accrued interest under the Web Series Loan and Security Agreements into an aggregate of 587,804 shares of Common Stock at $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. For 576,676 of the shares issued in exchange for the notes, the market price per share of Common Stock at the time of conversion was $6.00 per share. For the remaining 11,128 shares, the market price per share at the time of conversion was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations $0.6 million for the nine months ended September 30, 2016, related to this transaction.

Second Group Film Funding

During the year ended December 31, 2015, we entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for an aggregate principal amount of notes of $9.3 million to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this amount, notes with an aggregate principal value of $8.8 million were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, Inc., primarily related to the production and distribution of the motion picture, “Believe”. The remaining $0.5 million was issued as a note in exchange for cash. Pursuant to the Second Loan and Security Agreements, we issued notes that accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. We have the option to extend the maturity date of these notes until July 31, 2018. If we choose to exercise our option to extend the maturity date, we would be required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. The Second Loan and Security Noteholders, as a group, will receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits from such projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorate basis based on each Second Loan and Security Noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4.0 million of principal and $0.3 million of accrued interest into shares of the Common Stock. Pursuant to such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $1.3 million for the nine months ended September 30, 2016.

We anticipate that additional debt under the Second Loan and Security Agreements may be exchanged for shares of our Common Stock in the near future.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce “Max Steel”. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $1.0 million of interest. The film was released October 14, 2016 and delivery to the international distributors has begun. We intend to complete delivery and begin collection from the international distributors during the fourth quarter of 2016 to repay the loan.

Loan and Security Agreement – (Prints and Advertising Loan)

On August 12, 2016, Dolphin Max Steel Holding, LLC, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a $14.5 million non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility will be used to pay a portion of the print and advertising expenses of the domestic distribution of our feature film, “Max Steel”. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral recorded as restricted cash on our condensed consolidated balance sheet as of September 30, 2016. The loan is partially secureby a $4.5 million corporate guaranty from a party associated with the motion picture. The lender has retained a reserve of $1.5 million for loan fees and interest (the “Reserve”). Amounts borrowed under the credit facility will accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of September 30, 2016, we recorded $10.6 million, including the Reserve, related to this agreement. We recorded 9.2 million in direct costs related to the marketing of the feature film.

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

April 2016 Subscription Agreements

On April 1, 2016, we entered into substantially identical subscription agreements (the “April 2016 Subscription Agreements”) with certain private investors, pursuant to which we issued and sold to the investors in a private placement (the “Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of Common Stock at a purchase price of $5.00 per share (the “Purchase Price”). The Placement provided us with $5,375,000 of aggregate gross proceeds. On March 31, 2016, we received $1,500,000, in advance for one of these agreements. The amount was recorded as noncurrent debt on our condensed consolidated balance sheet. Under the terms of the April 2016 Subscription Agreements, each investor has the option to purchase additional shares of Common Stock at the Purchase Price, not to exceed the number of such investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). Pursuant to its April 2016 Subscription Agreement, one investor delivered notice of its election to exercise the Quarterly Subscription to purchase (i) 100,000 shares for an aggregate purchase price of $.5 million with shares issued on June 28, 2016 and (ii) 120,000 shares for an aggregate purchase price of $.6 million with shares issued on November 17, 2016.

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

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2015 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the nine months ended September 30, 2016.

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

In August 2016, the FASB issued an accounting standards update to addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In October 2016, the FASB issued an accounting standards update of consolidation of entities held by related parties under common control. The update amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

Other recent Accounting Standards Updates not effective until after September 30, 2016 are not expected to have a significant effect on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

1.
our expectations concerning our ability to derive and the timing of receipt of future cash flows and revenues from the production, release and advertising of future web series on online platforms;

2.
our expectations regarding an increase in revenues from our kids clubs during 2016;

3.
our expectations concerning the ability to derive and the timing of receipt of future cash flows and revenues from the motion picture released during 2016;

4.
our expectations to complete production of a digital project showcasing favorite restaurants of NFL players throughout several cities in the US that will be available for distribution in the first quarter of 2017;

5.
our intention to source potential distribution partners for our web series, “South Beach – Fever”;

6.
our expectation that revenues from our motion picture, “Max Steel” will result from (i) theatrical revenues expected to be derived from its domestic theatrical release, (ii) international revenues expected to be derived through license agreements with international distributors and (iii) other secondary distribution revenues;

7.
our intention to use our purchased scripts for future motion picture productions;

8.
our expectations concerning the ability to raise working capital through the sale of our common stock;

9.
our intention to borrow funds from our CEO, private investors and other lenders to produce our digital and motion picture projects;

10.
our intention to implement improvements to address material weaknesses in internal control over financial reporting, including hiring additional accounting and finance personnel;

11.
our expectations concerning the impact of recent Accounting Standards Updates on our financial position or results of operations; and

12.
our expectations regarding our ability to continue to exchange outstanding debt for equity.

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

1.
unpredictability of the commercial success of our future web series and motion pictures, including our recently released motion picture "Max Steel";

2.
economic factors that affect advertising, production and distribution revenue in the online industry;

3.
continuing industry demand for online digital entertainment;

4.
our ability to identify, produce and develop online digital entertainment and motion pictures that meet the industry and customer demand;

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

9.
our ability to accurately predict the impact of recent Accounting Standards Updates on our financial position or results of operations; and

10.
the willingness of our debt holders to convert their outstanding debt into equity at commercially reasonable terms, or at all.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Commission on March 31, 2016, which have not been fully remediated as of the date of the filing of this report.

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

During the period December 31, 2015 to September 30, 2016, the number of shares of our Common Stock issued and outstanding has increased from 4,094,618 (adjusted for a 20:1 reverse stock split on May 10, 2016) to 10,674,215 shares. Of this amount, approximately 4.7 million shares of Common Stock have been issued in private placements as payment to certain debtholders of the Company pursuant to debt exchange agreements. Consequently, we have not received any cash proceeds in connection with such issuances of Common Stock. In addition, 1.2 million recently issued shares of Common Stock were issued in private placements pursuant to subscription agreements. Generally, these subscription agreements and debt exchange agreements provide for past or future purchases of, or exchanges of debt for, our shares of Common Stock at a price of $5.00 per share which, upon each exercise or exchange thus far, has been below the market price of our Common Stock. As a result of both types of issuances, your ownership interest in the Company has been, and may in the future be, diluted. In addition, we have historically experienced extremely low trading volumes. The market price for our Common Stock has been volatile in the past, and these recent issuances could cause the price of our Common Stock to fluctuate substantially in the future. Once restricted stock issued in the private placements becomes freely tradable, current or future holders of Common Stock may decide to trade their shares and, if our stock is thinly traded, this could have a material adverse effect on the market price of our Common Stock. Furthermore, we anticipate future issuances of Common Stock in exchange for debt or pursuant to subscription agreements, which could further exacerbate any or all of these potential risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 3, 2016, the Company entered into a debt exchange agreement and agreed to issue 12,000 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

On October 13, 2016, the Company received notice from a Quarterly Investor and $600,000 to exercise the option of purchasing shares of the Company’s common stock at $5.00 per share. The Company issued 120,000 shares of Common Stock related to this exercise. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

On October 3, 2016 and October 13, 2016, the Company entered into substantially identical debt exchange agreements with three investors to issue 66,200 shares of the Company’s common stock at an exchange price of $5.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $331,000. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

On October 13, 2016, the Company entered into six substantially identical subscription agreements, pursuant to which the Company issued 25,000 shares at $5.00 per share and received $125,000. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act .

 On November 15, 2016, the Company entered into a subscription agreement pursuant to which the Company issued 100,000 shares at $5.00 per share and received $500,000.  The Company issued the shares in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. The investor represented to the Company that such investor was an accredited investor as defined by Rule 144 promulgated under the Securities Act.

ITEM 5. OTHER INFORMATION

Item 3.02 Unregistered Sales of Equity Securities

On November 15, 2016, Dolphin Entertainment converted 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred”) into 2,185,000 shares of Common Stock. The Company previously issued the shares of Series B Preferred to Dolphin Entertainment as consideration for the merger in which the Company acquired Dolphin Films. Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment which, immediately prior to the merger, was the sole shareholder of Dolphin Films. On November 16, 2016, T Squared Partners LP (“T Squared”) converted 1,000,000 shares of Series B Preferred into 950,000 shares of Common Stock. In connection with the merger, the Company had exchanged 1,042,753 shares of Series A Convertible Preferred Stock, par value $0.001, previously held by T Squared for 1,000,000 shares of Series B Preferred. Each share of Series B Preferred was convertible into 0.95 shares of Common Stock. As a result of these two conversions, there are no remaining shares of Series B Preferred issued and outstanding.

The issuance by the Company of Common Stock to each of Dolphin Entertainment and T Squared upon conversion of the shares of Series B Preferred was made in reliance upon the exemption from registration requirements in Section 3(a)(9) of the Securities Act.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 21, 2016.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer