Form 10-K
period 2016-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2017-04-17
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Emerging Growth Company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $33,243,780

Indicate the number of shares outstanding of the registrant’s common stock as of April 17,  2017: 18,755,865

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K

TABLE OF CONTENTS

FORM 10-K

PART I
ITEM 1.  BUSINESS.

Overview

      Dolphin Digital Media, Inc. (“We”,“Dolphin” or the “Company”) is dedicated to the production of high-quality digital and motion picture content.  Dolphin Digital Studios, a division of ours, is a producer of original, high quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential.  We also seek to develop online kids clubs.

 On March 7, 2016, we acquired Dolphin Films, Inc., a Florida corporation (“Dolphin Films”), and a content producer of motion pictures, from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), an entity wholly owned by our President, Chairman and Chief Executive Officer (“CEO”), Mr. O’Dowd. See Note 4 for additional information regarding the merger whereby we acquired Dolphin Films (the “Dolphin Films Acquisition”).

 On May 9, 2016, we filed Articles of Amendment to our Amended Articles of Incorporation to effectuate a 1-to-20 reverse stock split, as approved by our Board of Directors and a majority of our shareholders. The reverse stock split became effective on May 10, 2016.

On March 30, 2017, we completed the acquisition of 42West, LLC, a Delaware limited liability company, (“42West”), and an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing (the “42West Acquisition”). As consideration in the 42West Acquisition, we paid approximately $18.7 million in shares of common stock of the Company, par value $0.015 (the “Common Stock”), based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses, and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock. As a result, we (i) issued 1,230,280 shares of Common Stock on the closing date, (ii) will issue (a) 344,550 shares of Common Stock to certain employees within 30 days of the closing date, (b) 118,655 shares of Common Stock as bonuses during 2017 and (c) approximately 1,961,821 shares of Common Stock on January 2, 2018 and (iii) may issue approximately 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period as set forth in the Membership Purchase Agreement (the “Consideration”). Because the 42West Acquisition was completed during 2017, the financial condition and results of operations presented herein are those of Dolphin and its subsidiaries prior to the completion of the acquisition, and do not include the financial conditions and results of operations of 42West.

Leslee Dart, Amanda Lundberg and Allan Mayer, each a former owner of 42West (the “Principal Sellers”), have each entered into employment agreements with the Company and will continue as employees of the Company for a three-year term after the closing date of the 42West Acquisition. The non-executive employees of 42West are expected to be retained as well. In connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020.

Dolphin Digital Studios

      Dolphin Digital Studios is our digital entertainment division which creates original content to premiere online, in the form of “web series”.  Dolphin Digital Studios is instrumental in producing and distributing our web series and sourcing financing for our digital media projects.

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

Dolphin Films

 Dolphin Films is a content producer of motion pictures.  In 2016, we released our motion picture, Max Steel.  We also own the rights to several scripts that we intend to produce at a future date.

      Production

      Our in-house development team is continuously reviewing scripts for digital projects that are directed at one of our target demographics and that we believe we can produce within our normal planned budget range of $3.0 to $5.0 million.  Our budget typically includes costs associated with purchase of the script, production of the project and marketing of the project.  Occasionally, we also hire writers to develop a script for an idea that we have internally.   From the selection provided by our development team, our management reviews the scripts and evaluates them based on expected appeal to advertisers, talent we think we can attract, available budget for the production and available financing.  We normally purchase a variety of scripts which we hold for future use.  Not all scripts purchased will be produced.  Some scripts revert back to the writer if they are not produced during a contractually agreed upon timeframe.

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

 Our goal is also to produce young adult and family films and our in-house development team reviews scripts for motion pictures in this genre that can be produced within a budget range of $6.0 to $9.0 million.  Our budget includes the cost of acquiring the script and producing the motion picture.  We finance our motion pictures with funds from investors and the financing from international licensing agreements for the motion picture.

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

In the last five years, we produced and distributed Cybergeddon in partnership with Anthony Zuiker, creator of CSI, Hiding, and South Beach- Fever,   and were hired to provide production services for Aim High produced by a related party in conjunction with Warner Brothers.   These productions earned various awards including two Streamy Awards.   Dolphin Films produced the motion picture, Max Steel, that was released in 2016.

In 2016, we entered into a co-production agreement for a new digital project showcasing favorite restaurants of NFL players throughout the country.  Pursuant to the agreement, we were responsible for financing 50% of the project’s budget and are entitled to 50% of the profits. In addition, we were responsible for (a) producing; (b) negotiating and contracting the talent; (c) securing locations; (d) preparing the production and delivery schedules; (e) identifying and securing digital distribution; (f) soliciting and negotiating advertising and sponsorships; (g) legal and business affairs and (h) managing and maintaining the production account.  The web series is still in production and we anticipate that it will be produced and available for distribution in the third quarter of 2017.

Distribution

Our digital productions for advertiser supported video-on-demand (“AVOD”) platforms have premiered on online platforms such as Hulu and Yahoo!.  Distribution agreements with online platforms are for a limited period, typically six months.  Once the contract expires, we have the ability to distribute our productions in ancillary markets such as through home entertainment, subscription video-on-demand (“SVOD”) (e.g. Netflix), pay television, broadcast television, foreign and other markets.  Our ability to distribute these productions in ancillary markets is typically based on the popularity of the project during its initial online distribution.

Similar to distribution of digital productions described above, the economic life of motion pictures is comprised of different phases.  The motion picture is initially distributed in theaters.  A successful motion picture may remain in theaters for several months, after which we have the ability to distribute the motion picture in ancillary markets such as home entertainment, pay-per-view (“PPV”), video-on-demand (“VOD”), electronic-sell-through (“EST”), SVOD, AVOD, digital rentals, pay television, broadcast television, foreign and other markets.  Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets.

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. Typically, we enter into an agreement with a distributor to place our films in theatres for a distribution fee. Pursuant to the agreement, the distribution fee varies depending on whether we provide our own Prints and Advertising ("P&A") financing or whether the distributor finances the P&A.

In 2016, we obtained the P&A financing necessary for the distribution and marketing costs associated with our motion picture, Max Steel, and the film was released domestically on October 14, 2016.  The motion picture did not perform as well as expected domestically, however, we secured approximately $8.2 million in international distribution agreements.  As part of our domestic distribution arrangement, we still have the ability to derive revenues from the ancillary markets described above, although the amount of revenue derived from such channels is typically commensurate with the performance of the film in the domestic box office.

Financing

We have financed our acquisition of the rights to certain digital projects and motion picture productions through a variety of financing structures including equity finance agreements, subscription agreements and loan and security agreements.

We financed our production of Max Steel using funds from investors and loans partially collateralized by licensing agreements for the exploitation of the motion picture in certain international territories.  Our distribution and marketing costs were financed through financing obtained from a lender.

Online Kids Clubs

Through our online kids clubs we seek to partner with various organizations to provide an online destination for entertainment and information for kids.  Through online kids club memberships, established “brands” in the children’s space seek to expand their existing online audience through the promotion of original content supplied and/or sourced by Dolphin Digital Studios.  We expect that premium entertainment offerings such as original web series, will serve to both increase audiences through positive word of mouth and to increase engagement, or length of time on site.  Furthermore, we expect that the online kids clubs will serve as a platform for sponsorship and other marketing opportunities, such as contests and sweepstakes and as strong marketing vehicles for the respective brands. We expect this will keep the brands “top of mind” for the youngest generation, and in a space (the online world) where they increasingly go.

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

Additionally, our online kids clubs encourage literacy in elementary school age children.  According to various studies, high school drop-out rates have a direct, proportional correlation to 3rd grade reading proficiency. If a child is already behind in their reading proficiency after 3rd grade, they are over 4x more likely to drop out of high school (a rate which increases to 10x for minority children). In the U.S., nearly 60% of fourth graders are not reading at their grade level. Our online kids clubs offer reading activities, articles and games. It also promotes parent engagement by emailing parents and continuously messaging the importance of reading and parent involvement to achieve reading proficiency.

We have partnered with Scholastic Books to provide to schools sponsored by a donor, a location in the school that is transformed into a reading room (the “Reading Oasis”).  Donors may sponsor a school for $10,000 which entitles each child in the school to receive an annual online kids club membership and entitles the school to receive a Reading Oasis. The Reading Oasis provides the school with hundreds of books (K-3), colorful bean bag chairs, a reading themed carpet, book cases, a listening library, and a stereo listening center with four headphones.

In September 2016, we terminated, by mutual accord our 2013 agreement with United Way Worldwide pursuant to which we created an online kids club to promote the organization’s philanthropic philosophy and encourage literacy in elementary school age children. We have retained the trademark to the online kids club and will continue to operate the site.  In February 2017, we also terminated our 2012 agreement with US Youth Soccer Association, Inc. pursuant to which we created, designed and hosted the US Youth Soccer Clubhouse website.

We operate our online kids club activities through our wholly-owned subsidiary, Dolphin Kids Club LLC (“Dolphin Kids Club”).  Until December 2016, 25% of Dolphin Kids Club was owned by KCF Investments, LLC (“KCF”).  Our agreement with KCF encompassed kids clubs created between January 1, 2012 and December 31, 2016 and was a “gross revenue agreement” in which we were responsible for paying all associated operating expenses. On December 29, 2016, we purchased KCF’s 25% membership interest in Dolphin Kids Club and, as a result, we are the sole member of that entity.

42West

42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing. In addition, it provides brand marketing and digital marketing services. Prior to its acquisition, 42West was the largest independently-owned public relations firm in the entertainment industry. Among other benefits, we anticipate that the 42West acquisition will strengthen and complement our current digital and motion picture business, while expanding and diversifying our operations. We expect that having marketing expertise in-house will allow Dolphin to review a prospective project’s marketing potential prior to making a production commitment. Furthermore, for each project greenlit for production, a comprehensive marketing plan can potentially be created prior to the start of principal photography, allowing for relevant marketing assets to be created while filming. Therefore, we believe the marketing of Dolphin projects can begin much sooner than the delivery of a finished film or series.

 42West’s public relations and marketing professionals develop and execute marketing and publicity strategies for hundreds of movies and television shows as well as for individual actors, filmmakers, recording artists, and authors.  Specifically, 42West provides services in the following areas:

 Talent

 42West focuses on creating and implementing strategic communication campaigns for performers and entertainers, including television and film stars, recording artists, authors, models, athletes, and theater actors. 42West’s talent roster includes Oscar- and Emmy-winning actors and Grammy-winning singers and musicians and New York Times best-selling authors.  Its services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event and tour support.

 Entertainment Marketing

 42West provides marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Its capabilities include worldwide studio releases, independent films, television programming and web productions.  In addition, 42West provides entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management.

Targeted Marketing

42West also provides marketing and publicity services that are tailored to reach diverse audiences. Their clients include major studios and independent producers for whom they create strategic multicultural marketing campaigns and provide strategic guidance aimed at reaching diverse audiences.

 Strategic Communications

 42West’s strategic communications team advises high-profile individuals and companies faced with sensitive situations or looking to raise, reposition, or rehabilitate their public profiles.  It also helps studios and filmmakers deal with controversial movies.

 Much of the team’s activities involve orchestrating high-stakes communications campaigns in response to sensitive, complex situations. 42West also helps companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. The strategic communications team focuses on strategic communications counsel, corporate positioning, brand enhancement, media relations, reputation and issues management, litigation support and crisis management and communications.  Its clients include major studios and production companies, record labels, sports franchises, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations as well as a wide variety of high-profile individuals, ranging from major movie and pop stars to top executives and entrepreneurs.

Intellectual Property

      We seek to protect our intellectual property through trademarks and copyright.  We currently hold three trademarks for Cybergeddon and two copyrights for each of Cybergeddon, Hiding, South Beach and Max Steel and one for Jack of all Tastes.

Competition

The business in which we engage is highly competitive.  We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities.  Our primary business operations are subject to competition from other digital media and motion production companies as well as from large, well established companies within the entertainment industry that have significantly greater development, production, and distribution and capital resources than us.  We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

Given this highly competitive business, our business model is focused on providing high-quality entertainment at a lower production budget.  We intend to achieve this by relying on innovative financial structures, partnering with well established brands for production content and lowering overhead cost structure.

Our newly acquired business, 42West operates in a highly competitive marketing industry. It competes against other public relations and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships. 42West is widely regarded as one of the nation’s leading entertainment public relations and marketing communications agency, representing many of the world’s best loved and most acclaimed entertainment personalities and brands.

Employees

As of April 17, 2017, we have 97 full-time employees in our operations, including 81 employees from our newly acquired business, 42West.  We believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures.

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

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407.  We also have an office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California, 90024. 42West has offices located at 600 3rd Avenue, 23rd Floor, New York, New York, 10016 and 1840 Century Park East, Suite 700, Los Angeles, California 90067.

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

You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the United States at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to our Business and Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

For each of the years ended December 31, 2016 and 2015, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net loss and negative cash flows from operations for the years ended December 31, 2016 and 2015 and our levels of working capital as of December 31, 2016 and 2015. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is planning to raise any necessary additional funds to fund our operating expenses through loans and additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital.  If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal year ended December 31, 2016, our net losses were $37,189,679. Our accumulated deficit was $99,812,204 at December 31, 2016. Our ability to generate net profit in the future will depend on our ability to successfully produce and commercialize multiple web series and films, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service requirements or our working capital requirements. As a result we may need to (i) issue additional equity, which could dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

Our business requires a substantial investment of capital and failure to access sufficient capital while awaiting delayed revenues will have a material adverse effect on our results of operation.

The production, acquisition and distribution of film or digital media content require a significant amount of capital. The budget for the projects we plan to produce will require between $6 and $8 million to produce. In addition, if our distributor does not provide the funds for the distribution and marketing of our film, we will require additional capital to distribute and market the film. We estimate distribution and marketing fees to be approximately $10,000 per theatrical screen.  A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions.  We do not have a traditional credit facility with a financial institution on which to depend for our liquidity needs and a time lapse may require us to fund a significant portion of our capital requirements through related party transactions with our CEO or other financing sources.  There can be no assurance that any additional financing resources will be available to us as and when required, or on terms that will be acceptable to us. Our inability to raise capital necessary to sustain our operations while awaiting delayed revenues would have a material adverse effect on our liquidity and results of operations.

Our success is primarily dependent on audience acceptance of our films and digital media productions, which is extremely difficult to predict and, therefore, inherently risky.

We cannot predict the economic success of any of our films because the revenue derived from the distribution of a film (which does not necessarily directly correlate with the production or distribution costs incurred) depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a film also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty.

The economic success of a film is largely determined by our ability to produce content and develop stories and characters that appeal to a broad audience and by the effective marketing of the film. The theatrical performance of a film is a key factor in predicting revenue from post-theatrical markets. If we are unable to accurately judge audience acceptance of our film content or to have the film effectively marketed, the commercial success of the film will be in doubt, which could result in costs not being recouped or anticipated profits not being realized. Moreover, we cannot assure you that any particular feature film will generate enough revenue to offset its distribution, fulfillment services and marketing costs, in which case we would not receive any revenues for such film from our distributors.

In addition, changing consumer tastes affect our ability to predict which digital media productions will be popular with web audiences. As we invest in various digital projects, stars and directors, it is highly likely that at least some of the digital projects in which we invest will not appeal to our target audiences. If we are unable to produce web content that appeals to our target audiences the costs of such digital media productions could exceed revenues generated and anticipated profits may not be realized. Our failure to realize anticipated profits could have a material adverse effect on our results of operations.

We may incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing, distribution and other costs.

 We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from our films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For example, in the year ended December 31, 2016, we recorded a $2 million impairment of the capitalized production costs for our feature film, Max Steel.  Such impairment charges have had and in the future could have, a material adverse impact on our business, operating results and financial condition.

In the past, we purchased several scripts and project ideas for our digital media productions totaling approximately $0.6 million that failed to generate interest among distributors or advertisers.  As a result of the write off of the costs incurred in purchasing such scripts and project ideas, our operating results were negatively impacted.

Our business is currently substantially dependent upon the success of a limited number of film releases and digital media productions each year and the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results and cash flows.

We generally expect to release one to two feature films and one digital production in the next year. The unexpected delay in release or commercial failure of just one of these films or digital media productions could have a significant adverse impact on our results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical and ancillary markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their success in the international box office and ancillary markets and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between results in the domestic box office and results in the international box office and ancillary markets will continue in the future. If our feature films do not perform well in the domestic or international theatrical markets and ancillary markets, or our digital media productions do not perform as anticipated, the failure of any one of these could a material adverse effect on our financial results and cash flows.

Delays, cost overruns, cancellation or abandonment of the completion or release of our web series or films may have an adverse effect on our business.

There are substantial financial risks relating to production, completion and release of web series and films.  Actual costs may exceed their budgets due to factors such as labor disputes, unavailability of a star performer, equipment shortages, disputes with production teams or adverse weather conditions, any of which may cause cost overruns and delay or hamper film completion. We are typically responsible for paying all production costs in accordance with a budget and receive a fixed producer’s fee for our services plus a portion of any project income. However to the extent that delays or cost overruns result in us not completing the web series or film within budget, there may not be enough funds left to pay us our producer’s fee, to generate any project income or complete the project at all. If this were to occur, it would significantly and adversely affect our revenue and results of operations.

Our management has determined that our disclosure controls and procedures are not effective and we have identified material weaknesses in our internal controls over financial reporting.

In connection with the preparation of our financial statements for the years ended December 31, 2016 and 2015, our management concluded that our disclosure controls and procedures are not effective and we identified several material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, we concluded that our disclosure control and procedures and internal controls over financial reporting were not effective due to the following material weaknesses:

●
Design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls:
o
There is no documented fraud risk assessment or risk management oversight function.
o
There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.
o
There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.
o
There is no documented process to monitor and remediate deficiencies in internal controls.

●
Inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
o
There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions
o
Reconciliations are performed on all balance sheet accounts, including noncontrolling interest on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
o
There is no review and approval for the posting of journal entries.

●
Inadequate segregation of duties within the accounting process, including the following:
o
One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secured location.
o
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

We rely on third party distributors to distribute our films and their failure to perform or promote our films could negatively impact our ability to generate revenues and have a material adverse effect on our operating results.

Our films are primarily distributed and marketed by third party distributors.  If any of these third party distributors fails to perform under their respective arrangements, such failure could negatively impact the success of our films and have a material adverse effect on our business reputation and ability to generate revenues.

We generally do not control the timing and manner in which our distributors distribute our films; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of our films or to promote our competitors’ films or related products to a greater extent than they promote ours could have a material adverse effect on our business, cash flows and operating results.

We rely on third party relationships with online digital platforms for our advertising revenue and we may be unable to secure such relationships.

We anticipate entering into distribution agreements containing revenue share provisions with online digital platforms to distribute our digital media productions.  Pursuant to these revenue share provisions, we will earn a portion of advertising revenues once our digital media productions are distributed online.  If we fail to secure such relationships with online digital platforms, we will not be able to earn advertising revenues from our digital projects, which could have a material adverse effect on our liquidity and results of operations.  In addition, some of our distributors have moved from an advertisement-based model to a subscription-based model which makes it more difficult for us to use our funding and distribution methods.

We may be unable to attract or retain advertisers, which could negatively impact our results of operation.

Typically, online digital platforms are responsible for securing advertisers and, as such, our ability to earn advertising revenues would depend on their success in doing so.  However, at times we have, and may continue to, proactively secure advertising commitments against anticipated web series.  Our ability to retain advertisers is contingent on our ability to successfully complete and deliver online projects which are commercially successful, which we may fail to do.  Advertising revenues could also be adversely impacted by factors outside our control such as failure of our digital media productions to attract our target viewer audiences, lack of future demand for our digital media productions, the inability of third party online digital platforms to deliver ads in an effective manner, competition for advertising revenue from existing competitors or new digital media companies, declines in advertising rates, adverse legal developments relating to online advertising, including legislative and regulatory developments and developments in litigation.  The existence of any of these factors could result in a decrease of our anticipated advertising revenues.

Our success depends on the services of our CEO.

 Our success greatly depends on the skills, experience and efforts of our CEO, Mr. O’Dowd.  We have entered into an employment agreement with Mr. O’Dowd, however, this agreement cannot assure us of his continued services. If Mr. O’Dowd resigns or becomes unable to continue in his present role and is not adequately replaced, the loss of his services could have a material adverse effect on our business, operating results or financial condition.

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

Risks Related to the Industry

The popularity and commercial success of our digital media productions and films are subject to numerous factors, over which we may have limited or no control.

The popularity and commercial success of our digital media productions and films depends on many factors including, but not limited to, the key talent involved, the timing of release, the promotion and marketing of the digital media production or film, the quality and acceptance of other competing productions released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, the genre and specific subject matter of the digital media production or film, its critical acclaim and the breadth, timing and format of its initial release. We cannot predict the impact of such factors on any digital media production or film, and many are factors that are beyond our control. As a result of these factors and many others, our digital media productions and films may not be as successful as we anticipate, and as a result, our results of operations may suffer.

The creation of content for the entertainment industry is highly competitive and we will be competing with companies with much greater resources than we have.

The business in which we engage is highly competitive. Our primary business operations are subject to competition from companies which, in many instances, have greater development, production and distribution and capital resources than us. We compete for the services of writers, producers, directors, actors and other artists to produce our digital media and motion picture content, as well as for advertisement dollars.  Larger companies have a broader and more diverse selection of scripts than we do, which translates to a greater probability that they will be able to more closely fit the demands and interests of advertisers than we can.

As a small independent producer we compete with major U.S. and international studios.  Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their film and other operations.  In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties, as well as for actors, directors and other personnel required for production.  Such competition for the industry’s talent and resources may negatively affect our ability to acquire, develop, produce, advertise and distribute digital media and motion picture content.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry continues to undergo significant developments as advances in technologies and new methods of product delivery and storage, and certain changes in consumer behavior driven by these developments emerge. New technologies affect the demand for our content, the manner in which our content is distributed to consumers, the sources and nature of competing content offerings and the time and manner in which consumers acquire and view our content. We and our distributors must adapt our businesses to shifting patterns of content consumption and changing consumer behavior and preferences through the adoption and exploitation of new technologies. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Others may assert intellectual property infringement claims or liability claims for digital media or film content against us which may force us to incur substantial legal expenses.

There is a possibility that others may claim that our productions and production techniques, or those of Dolphin Films, misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed web series, stories, characters, other entertainment or intellectual property.   In addition, as distributors of digital media and film content, we may face potential liability for such claims as defamation, invasion of privacy, negligence, copyright or trademark infringement or other claims based on the nature and content of the materials distributed.  If successfully asserted, our insurance may not be adequate to cover any of the foregoing claims.  Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our operating results.

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

In addition to our company websites and applications, we use third-party applications, websites, and social media platforms to promote our digital media productions and engage consumers, as well as monitor and collect certain information about users of our online forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children’s Online Privacy and Protection Act of 1998 (“COPPA”). COPPA sets forth, among other things, a number of restrictions on what website operators can present to children under the age of 13 and what information can be collected from them. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). Many foreign countries have adopted similar laws governing individual privacy, including safeguards which relate to the interaction with children. If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in the Company has been, and may in the future be, substantially diluted and your investment in our Common Stock could suffer a material decline in value.

From January 1, 2016 to April 17, 2017, the number of shares of our Common Stock issued and outstanding has increased from 4,094,618 (adjusted for a 20:1 reverse stock split on May 10, 2016) to 18,755,865 shares. Of this amount, approximately 5,665,760 shares of Common Stock have been issued in private placements as payment to certain holders of the Company’s debt pursuant to debt exchange agreements. Consequently, we have not received any cash proceeds in connection with such issuances of Common Stock.  In addition, 1,525,000 shares of Common Stock were issued in private placements pursuant to subscription agreements. Generally, these subscription agreements and debt exchange agreements provide for past or future purchases of, or exchanges of debt for, our Common Stock at a price of $5.00 per share which, upon each exercise or exchange thus far, has been below the market price of our Common Stock.  In addition, during 2016, the Company issued Warrants G, H, I, J and K.  Warrants G, H and I are exercisable for an aggregate of 2,500,000 shares of Common Stock at exercise prices ranging from $5.00 to $7.00 per share.  Warrants J and K were issued in exchange for debt and to purchase the remaining membership interests in Dolphin Kids Club and were exercised for an aggregate of 2,340,000 shares of Common Stock at an exercise price of $0.15 per share. Furthermore, as consideration for our recent 42West Acquisition, we (i) issued 1,230,280 shares of Common Stock on the closing date, (ii) will issue (a) 344,550 shares of Common Stock to certain employees within 30 days of the closing date, (b) 118,655 shares of Common Stock as bonuses during 2017 and (c) approximately 1,961,821 shares of Common Stock on January 2, 2018 and (iii) may issue approximately 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period. As a result of these issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.  The market price for our Common Stock has been volatile in the past, and these issuances could cause the price of our Common Stock to fluctuate substantially in the future. In addition, we have historically experienced significantly low trading volumes. Once restricted stock issued in the private placements and in the 42West Acquisition becomes freely tradable, these current or future shareholders may decide to trade their shares of Common Stock and, if our stock is thinly traded, this could have a material adverse effect on its market price.

In the near term, we will need to raise additional capital and may seek to do so by conducting one or more private placements of equity securities, securities convertible into equity securities or debt securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially, and may further exacerbate any or all of the above risks.

The Series C Convertible Preferred Stock has anti-dilution protections and super voting rights that may adversely affect our shareholders.

For a period of five years from March 7, 2016, the date of issuance, the Series C Convertible Preferred Stock will have certain anti-dilution protections.  Upon triggers specified in its Certificate of Designation, the number of shares of Common Stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) can be converted will be increased, such that the total number of shares of Common Stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding currently held by such persons, which was approximately 53% of the shares of Common Stock outstanding.  As a result, your ownership interests may be further diluted.

In addition, as a holder of Series C Convertible Preferred Stock, Mr. O’Dowd also has super voting rights of three votes per preferred share.  Holders of Series C Convertible Preferred Stock are entitled to vote together as a single class on all matters upon which Common Stock holders are entitled to vote.  Your voting rights will be diluted as a result of these super voting rights.  In addition, anti-dilution protections, described below, may result in an increase in the number of shares of Common Stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd and certain eligible persons can be converted, which could further dilute your percentage of voting rights.

As long as we are an issuer of “penny stock,” we are subject to penny stock regulations and the protection provided by the federal securities laws relating to forward-looking statements does not apply to us, which could subject us to potentially costly legal action.

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000 to $300,000 together with their spouse), must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that is or becomes subject to the penny stock rules. To the extent our stock price falls below $5.00 per share, we are subject to the penny stock rules, and consequently, our shareholders will find it more difficult to sell their shares. Consequently, the penny stock regulations could have a material adverse effect on our business prospects, financial condition and results of operation. In addition, although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, for as long as we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our Common Stock is quoted only on the OTC Market Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is quoted on the OTC Market Pink Sheets. The OTC Market Pink Sheets is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Market may result in an illiquid market available for existing and potential shareholders to trade shares of our Common Stock and depress the trading price of our Common Stock, and may have a long-term adverse impact on our ability to raise capital in the future.

Risks Related to Acquisitions

We are subject to risks associated with acquisitions and we may not realize the anticipated benefits of such acquisitions.

We have in the past completed acquisitions, and may in the future engage in discussions and activities with respect to possible acquisitions, intended to complement or expand our business, some of which may be significant transactions for us.  For example, in March 2016, we acquired Dolphin Films, a content producer of motion pictures, and on March 30, 2017 we acquired 42West, a full-service entertainment marketing agency.  Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all.

 Even if we complete an acquisition, we may not realize the anticipated benefits of such transaction. Our recent acquisitions have required, and any similar future transactions may also require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

●
diversion of management attention from managing our historical core business;
●
potential disruption of our historical core business or of the acquired business;
●
the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;
●
inability to achieve synergies as planned;
●
challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;
●
dilution to existing shareholders from the issuance of equity securities;
●
becoming subject to adverse tax consequences or substantial depreciation;
●
difficulties in assimilating employees and corporate cultures or in integrating systems and controls;
●
difficulties in anticipating and responding to actions that may be taken by competitors;
●
difficulties in realizing the anticipated benefits of the transaction;
●
inability to generate sufficient revenue from acquisitions to offset the associated acquisition costs;
●
potential loss of key employees, key clients or other partners of the acquired business as a result of the change of ownership; and
●
the assumption of and exposure to unknown or contingent liabilities of the acquired businesses.

 If any of our acquisitions do not perform as anticipated for any of the reasons noted above or otherwise, there could be a negative impact on our results of operations and financial condition.

Any due diligence by us in connection with potential future acquisition may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.

 We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the facts and circumstances applicable to any potential acquisition. The objective of the due diligence process will be to identify material issues which may affect the decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, and our valuation of, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such company is willing or able to provide such information and, in some circumstances, third party investigations.

 There can be no assurance that the due diligence undertaken with respect to an acquisition, including the Dolphin Films Acquisition or the 42West Acquisition, will reveal all relevant facts that may be necessary to evaluate such acquisition including the determination of the price we may pay for an acquisition target or to formulate a business strategy. Furthermore, the information provided during due diligence may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential target. For example, the due diligence we conducted in connection with the Dolphin Films Acquisition and the 42West Acquisition may not have been complete, adequate or accurate and may not have uncovered all material issues and liabilities to which we are now subject.  If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.

 In addition, following an acquisition, including the Dolphin Films Acquisition and the 42West Acquisition, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could contribute to poor operational performance, undermine any attempt to restructure the acquired company or business in line with our business plan and have a material adverse effect on our financial condition and results of operations.

Claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

As discussed above, there may be liabilities assumed in any acquisition that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally will have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations, as was the case in the 42West Acquisition.  We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and operating results.

Risks Related to the 42West Business

Our business could be adversely affected if we fail to retain the Principal Sellers ,other key employees and the clients they represent

The success of the 42West business substantially depends on our ability to retain the services of the Principal Sellers.. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to the newly acquired business and the value of our common stock could be materially adversely affected. Although we entered into three-year employment agreements with each of the Principal Sellers in connection with the 42West Acquisition, there can be no assurance that they will serve the term of their employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of 42West, and their skills and relationships with clients, are among 42West’s most valuable assets. An important aspect of the business’ competitiveness is its ability to retain these key employees. If 42West fails to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

42West’s talent roster currently includes some of the best known and most highly respected members of the entertainment community in addition to major studios and networks, corporations and well-known consumer brands. These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the Principal Sellers currently contain non-competition provisions that will prevent the Principal Sellers from continuing to provide services to such clients should they leave the Company , however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our Company. The success of the 42West Acquisition, therefore, depends on our ability to continue to successfully maintain such client relationships should the Principal Sellers or other key employees leave our Company. If we are unable to retain the current 42West clients or attract new clients, we may lose all of the benefits of the acquisition which would materially adversely affect our business and results of operations.

42West operates in a highly competitive industry.

 The entertainment marketing business is highly competitive. 42West must compete with other agencies, and with other providers of entertainment marketing services, in order to maintain existing client relationships and to win new clients. The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of the 42West business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

 42West’s success depends on its ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals.  42West works to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects.  In some of its engagements, 42West relies on other third parties to provide some of the services to its clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact 42West’s ability to provide its services. 42West’s failure to effectively and timely staff, coordinate and execute its client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, its reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

If we are unable to adapt to changing client demands, social and cultural trends or emerging technologies, we may not remain competitive and our business, revenues and operating results could suffer.

 We operate in an industry characterized by rapidly changing client expectations, marketing technologies, and social mores and cultural trends that impact our target audiences.  The entertainment industry continues to undergo significant developments as advances in technologies and new methods of message delivery and consumption emerge.  These developments drive changes in our target audiences’ behavior to which we must adapt in order to reach our target audiences.  In addition, our success depends on our ability to anticipate and respond to changing social mores and cultural trends that impact the entertainment industry and our target audiences.  We must adapt our business to these trends, as well as shifting patterns of content consumption and changing behaviors and preferences of our target audiences, through the adoption and exploitation of new technologies. If we cannot successfully exploit emerging technologies or if the marketing strategies we choose misinterpret cultural or social trends and prove to be incorrect or ineffective, any of these could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

A significant labor dispute in our clients’ industries could have a material adverse effect on our business.

 An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn reduce the demand for our talent and entertainment marketing services. An extensive work stoppage would affect feature film production as well as television and commercial production and could have a material adverse effect on our clients and the motion picture production industry in general.  For example, on November 5, 2007, the Writers Guild declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, significantly affected the entertainment industry which consequently, had a material adverse impact on revenue generated by public relations and entertainment marketing agencies.  Contracts between entertainment industry unions and the Alliance of Motion Picture and Television Producers (“AMPTP”) expire from time to time.  The failure to finalize and ratify a new agreement with the AMPTP or the failure to enter into new commercial contracts upon expiration of the current contracts could lead to a strike or other job action. Any such severe or prolonged work stoppage could have an adverse effect on the television and/or motion picture production industries and could severely impair our clients’ prospects. Any resulting decrease in demand for our talent and entertainment marketing and other public relations services would have a material adverse effect on our cash flows and results of operations.

Clients may terminate or reduce their relationships with us on short notice.

42West’s entertainment clients may choose to reduce their relationships with us, on a relatively short time frame and for any reason and can terminate their contracts with us with 30 days’ notice.  If a significant number of the 42West clients were to terminate their relationships with us, this could have a material adverse effect upon our business and results of operations.

42West’s ability to generate new business from new and existing clients may be limited.

 To increase its revenues, 42West needs to obtain additional clients or generate demand for additional services from existing clients. 42West’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ requirements, trends in the entertainment industry, financial conditions, strategic plans and internal resources of corporate clients, as well as the quality of 42West’s employees, services and reputation. To the extent 42West cannot generate new business from new and existing clients due to these limitations, the ability of 42West to grow its business, and of the Company to increase its revenues, will be limited.

42West’s revenues are susceptible to declines as a result of unfavorable economic conditions.

 Economic downturns often severely affect the marketing services industry. Some of our corporate clients may respond to weak economic performance by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses related to operations. In addition, economic downturns could lead to reduced public demand for varying forms of entertainment for which we are engaged to provide public relations and media strategy and promotional services. Such reduced demand for our services could have a material adverse effect on our revenues and results of operations.

42West relies on information technology systems and could face cybersecurity risks.

42West relies on information technologies and infrastructure to manage its business, including digital storage of marketing strategies and client information and delivery of digital marketing services. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information or other confidential information.

 Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. 42West also utilizes third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect its reputation or business. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of clients or clients’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

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

Our newly acquired subsidiary, 42West leases 12,505 square feet of office space located at 600 Third Avenue, 23rd Floor, New York, NY 10016, at a monthly rate of $67,735 with increases every three years.  In addition, 42West leases 12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067 at a base rate of $36,417 (commencing on 2/1/14), with annual increases of 3% per year. We believe our current facilities are adequate for our operations for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our Common Stock currently trades on the over-the-counter market and is quoted on the OTC Markets Pink Sheets under the symbol “DPDM”. The high and low bid information for each quarter since January 1, 2015, as quoted on the OTC, is as follows:

Quarter	High Bid	Low Bid

Fourth Quarter 2016	$6.75	$3.20
Third Quarter 2016	$7.25	$4.00
Second Quarter 2016	$8.27	$5.40
First Quarter 2016	$7.60	$1.60

Fourth Quarter 2015	$5.00	$0.60
Third Quarter 2015	$1.00	$0.60
Second Quarter 2015	$1.20	$0.80
First Quarter 2015	$1.00	$0.80

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

Holders of our Common Stock

As of April 17, 2017, an aggregate of 18,755,865 shares of our Common Stock were issued and outstanding and were owned by approximately 300 stockholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our Common Stock and do not anticipate that we will do so in the near future.

Equity Compensation Plan Information

On September 13, 2012, our Board of Directors approved an Incentive Compensation Plan (the “Plan”), which was approved by the majority of our shareholders on September 19, 2012. The Plan was adopted as a means of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The Board of Directors has designated 10,000,000 shares of Common Stock for this plan. No awards have been issued under the plan since its adoption.

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

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content. We also seek to develop online kids clubs. On March 7, 2016, we acquired Dolphin Films, a content producer of motion pictures, from Dolphin Entertainment, an entity wholly owned by our President, Chairman and CEO, Mr. O’Dowd. See Note 4 for additional information regarding the Dolphin Films Acquisition. The following management discussion is based on financial information that has been retrospectively adjusted as if the merger had occurred from the first date of financial information presented. All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

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

On March 30, 2017, we acquired 42West, an entertainment public relations agency offering talent publicity, strategic communications and entertainment, content marketing. As consideration for the 42West Acquisition, we paid approximately $18.7 million in shares of Common Stock, based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock. As a result, we (i) issued 1,230,280 shares of Common Stock on the closing date and (ii) will issue (a) 344,550 shares of Common Stock to certain employees within 30 days of the closing date, (b) 118,655 shares of Common Stock as bonuses during 2017 and (c) approximately 1,961,821 shares of Common Stock on January 2, 2018. In addition, we may issue up to 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period. Prior to its acquisition, 42West was the largest independently-owned public relations firm in the entertainment industry. Among other benefits, we anticipate that the 42West Acquisition will strengthen and complement our current digital and motion picture business, while expanding and diversifying our operations. Having marketing expertise in-house will allow Dolphin to review any prospective project’s marketing potential prior to making a production commitment.

The Principal Sellers have each entered into employment agreements with us and will continue as employees of the Company for a three-year term after the closing date of the 42West Acquisition. The nonexecutive employees of 42West are expected to be retained as well. In connection with the 42West Acquisition, we granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods up until December 2020.

Going Concern

Our independent auditors issued an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the years ended December 31, 2016 and 2015, our accumulated deficit as of December 31, 2016 and 2015 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially.

Revenues

During 2016, our primary source of revenue was from the release of our motion picture, Max Steel. During 2015, we derived revenue through (1) the online distribution rights of our web series South-Beach – Fever and international distribution rights to our motion picture Believe and (2) a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
Revenues:	2016	2015
Production and distribution	99.7%	98.0%
Membership	0.3%	2.0%
Total revenue	100.0%	100.0%

Dolphin Digital Studios

During 2016, we entered into a co-production agreement to produce Jack of all Tastes, a digital project that showcases favorite restaurants of NFL players. The show was produced during 2016 throughout several cities in the US and we anticipate that it will be available for distribution during the third quarter of 2017. We are currently sourcing distribution platforms in which to release projects currently in production and those for which we have the rights and which we intend to produce. We earn production and online distribution revenue solely through the following:

●
Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis. During 2016, we began production of our new web series but it had not been completed as of December 31, 2016.  In addition, we concentrated our efforts in identifying potential distribution partners.

●
Initial Distribution/Advertising Revenue:  We earn revenues from the distribution of online content on AVOD platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and Hulu, where we distributed our web series, South Beach - Fever during the third and fourth quarters of 2015.

●
Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and SVOD.  No revenues from this source have been derived during the years ended December 31, 2016 and 2015.  We intend to source potential secondary distribution partners for our web series, South Beach - Fever once our agreement with the initial distributor expires.

Dolphin Films

During the year ended December 31, 2016 and 2015, we derived revenues from Dolphin Films primarily through the domestic and  international distribution of our motion picture Max Steel and international distribution of the motion picture titled Believe.

The production of the motion picture Max Steel was completed during 2015 and released in the United States on October 14, 2016.  The motion picture did not perform as well as expected domestically but we have secured approximately $8.2 million in international distribution agreements.  Unamortized film costs are to be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs.  We determined that Max Steel’s domestic performance  was an indicator that the capitalized production costs may need to be impaired. We used a discounted cash flow model to help determine the fair value of the capitalized production costs and determined that the carrying value of the  capitalized production costs was below the fair value and recorded an impairment of $2 million.

Revenues from the motion picture Max Steel, were, and are expected to be generated from the following sources:

●
Theatrical – Theatrical revenues were derived from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has existing agreements with theatrical exhibitors. The financial terms negotiated with its U.S. theatrical distributor provided that we receive a percentage of the box office results, after related distribution fees.

●
International – International revenues were and are expected to be derived through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements were contingent on a domestic wide release that occurred on October 14, 2016.

●
Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, VOD, PPV, EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. We anticipate the revenues from these channels will be received in 2017 or thereafter.

Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. During 2015, we acquired the rights to a script for a motion picture that we intend to produce in the fourth quarter of 2017. We also identified and acquired two other scripts that we believe would appeal to one of our target demographics. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Online Kids Clubs

We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs. Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We shared in a portion of the membership fees as outlined in our agreements with the respective entities. During the year ended December 31, 2016, we terminated, by mutual accord the agreement with United Way Worldwide. We have retained the trademark to the online kids club and will continue to operate the site. During the year ended December 31, 2016, pursuant to the terms of the agreement, we notified US Youth Soccer that we did not intend to renew our agreement with them that terminated on February 1, 2017. For the years ended December 31, 2016 and 2015, we did not record significant revenues from the online kids clubs. We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”). On December 29, 2016, we entered into a purchase agreement to acquire the remaining 25% membership interest in Dolphin Kids Clubs and as a result, Dolphin Kids Clubs became our wholly owned subsidiary. As consideration for the purchase of the 25% membership interest, we issued Warrant J that can be exercised to acquire shares of our Common Stock at a purchase price of $0.015 per share. (See note 10 of the financial statements for further discussion on the warrants)

Expenses

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

Distribution and marketing expenses include the costs of theatrical, prints and advertising ("P&A") and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release.

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

Other Income and Expenses

Other income and expenses consist primarily of (i) interest to Dolphin Entertainment, an entity owned by our CEO, in connection with loans made to the Company; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures (iii) loss on extinguishment of debt (iv) amortization of loan fees, (v) warrant issuance expense and (vi) change in fair value of derivative liability.  During the year ended December 31, 2016, we entered into agreements with certain debtholders, including Dolphin Entertainment, to convert an aggregate of $25,164,798 principal and interest into 5,032,960 shares of common stock at a price of $5.00 per share. The conversions occurred on days when the market price of the stock was between $6.00 and $6.99 per share. As a result, we recorded a loss on the extinguishment of the debt of approximately $6.3 million.  In addition, we entered into (i)  a Termination Agreement to terminate an Equity Finance Agreement, (ii) a Purchase Agreement for the acquisition of 25% membership interest of Dolphin Kids Clubs and (iii) a Debt Exchange Agreement to convert certain notes.  As consideration for the three agreements, we issued Warrant J and Warrant K that entitle the warrant holder to purchase up to 2,340,000 shares of common stock at a price of $0.015 per share.   As a result of the issuance of the shares, we recorded a loss on extinguishment of debt of approximately $3.3 million.  In addition to Warrants J and K, we entered into a Warrant Purchase Agreement whereby we agreed to issue Warrants G, H and I in exchange for a $50,000 payment that was used to reduce the exercise price of Warrant E.  The Warrant Purchase Agreement entitles the warrant holder to purchase shares of Common Stock as follows: (i) up to 1,500,000 shares of Common Stock prior to January 31, 2018, at $5.00 per share (ii) up to 500,000 shares of Common Stock at $6.00 per share prior to January, 31, 2019, and (iii) up to 500,000 shares of Common Stock at $7.00 per share prior to January 31, 2020.  We determined that Warrants G, H, I, J, and K, collectively, (the “New Warrants”)  should be accounted for as a derivative for which a liability is recorded in the aggregate and measured fair value in the consolidated balance sheets and changes in the fair value from one reporting period to the next are reported as income or expense. As a result of the issuance of the New Warrants, we recorded a warrant issuance expense of approximately $7.4 million and income of approximately, $2.2 million from changes in the fair value of the New Warrants from the dates of issuance through December 31, 2016.

Results of Operations

Year ended December 31, 2016 as compared to year ended December 31, 2015

Revenues

For the year ended December 31, 2016, we generated our revenue from (i) the domestic theatrical release and international distribution rights of our motion picture, Max Steel and (ii) portion of fees obtained from the sale of memberships to online kids clubs. By contrast, for the year ended December 31, 2015,   we generated our revenue primarily from (i) online distribution of our web series, South Beach – Fever  (ii) portion of fees obtained from the sale of memberships to online kids clubs and (iii) international distribution rights of our motion picture, Believe.

	For the year ended December 31,
Revenues:	2016	2015
Production and distribution	$9,367,222	$3,031,073
Membership	28,403	69,761
Total revenue	$9,395,625	$3,100,834

Revenues from production and distribution increased by $6.3 million for the year ended December 31, 2016  as compared to the year ended December 31, 2015, primarily due to the release of  our motion picture Max Steel on October 14, 2016 and the recognition of domestic box office revenues and recognition of revenue from international licensing agreements of the motion picture.  During the same period in 2015, we derived revenues from the online release of our web series, South Beach – Fever  on Hulu.

Revenues from membership fees decreased by $0.04 million, for the year ended December 31, 2016 as compared to the year ended December 31, 2015  as a result of one individual that purchased memberships to the online kids club for  a group of schools in Louisiana during the second quarter of 2015.

Expenses

For the years ended December 31, 2016 and 2015, our operating expenses were direct costs, distribution and marketing, selling, general and administrative expenses, legal and professional fees and payroll expenses.

	For the year ended December 31,
Expenses:	2016	2015
Direct costs	$10,661,241	$2,587,257
Distribution and marketing	11,322,616	213,300
Selling, general and administrative	1,245,689	1,845,088
Legal and professional	2,405,754	2,392,556
Payroll	1,462,589	1,435,765
Total expenses	$27,097,889	$8,473,966

Direct costs increased by approximately $8.1 million for the year ended December 31, 2016  as compared to the year ended December 31, 2015, mainly due to (i) amortization of capitalized production costs related to the release of our motion picture, Max Steel, (ii) a $2 million impairment of the capitalized production costs of Max Steel (iii) international sales agent fees paid for the distribution of our motion picture in international territories and (iv) the impairment of the cost of a script that we decided not to produce.  During the year ended December 31, 2015, direct costs consisted primarily of (i) amortization of capitalized production costs for our web series, South Beach – Fever , (ii) a fee paid to our distributor in 2015 related to the release date of our motion picture and (iii) impairment of the costs of scripts that we do not intend to immediately produce.

Distribution and marketing expenses increased by approximately $11.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015,  mainly due to costs associated with the distribution and marketing for the release of our motion picture, Max Steel.

Selling, general and administrative expenses decreased by approximately $0.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, mainly due to a contract for international distribution back office services that ended on December 31, 2015 and was not renewed for 2016.

Legal and professional fees remained relatively consistent between the year ended December 31, 2016 and the year ended December 31, 2015.  The majority of our professional fees are related to consulting fees and legal fees that would be considered in the normal course of business for our industry.  During the year ended December 31, 2016, we incurred approximately $0.5 million of legal and consulting fees directly related to the release of our motion picture.  By contrast during the year ended December 31, 2015, we incurred $0.5 million of  fees for services rendered by our advertising and distribution broker related to our web series.

Payroll expenses increased by approximately $0.03 million the year ended December 31, 2016 as compared to the year ended December 31, 2015, mostly due to certain payroll costs capitalized during the production of our web series in 2015 and cost of living salary increases made at the beginning of 2016.

Other Income and expenses

	For the year ended December 31,
Other Income and expenses:	2016	2015
Other income	$9,660	$96,302
Amortization of loan fees	(476,250)	-
Change in fair value of warrant liability	2,195,542	-
Warrant issuance expense	(7,372,593)	-
Loss on extinguishment of debt	(9,601,933)	-
Interest expense	(4,241,841)	(3,559,532)
Total	$(19,487,415)	$(3,463,230)

Interest expense increased by $0.7 million for the year ended December 31, 2016,  as compared to the year ended December 31, 2015 and was directly related to , (i) interest related to the conversion of certain notes payable to shares of our common stock, and (ii) interest related to the production and distribution loans of our motion picture.

During the year ended December 31, 2016, we amortized approximately $0.5 million of certain loan fees related to the financing obtained for the distribution and marketing expenses for the release of Max Steel.

During the year ended December 31, 2016, we entered into Subscription Agreements, Termination Agreements and  Debt Exchange Agreements, collectively (the “Conversion Agreements”)  to convert debt into shares of our Common Stock or to warrants to purchase shares of our Common Stock.  These Conversion Agreements resulted in a loss on extinguishment of debt  in the aggregate amount of  $9.6 million due to the difference in the price per share in the Conversion Agreement and the market price per share on the date of the conversion. The following details the various agreements:

(a)
 During the year ended December 31, 2016, we entered into thirteen individual agreements with parties to loan and security agreements under which we issued promissory notes to each of the parties. Pursuant to the terms of the debt exchange agreements, we converted an aggregate $3.75 million of principal and approximately $0.4 million of interest under the promissory notes into an aggregate of 840,910 shares of Common Stock at $5.00 per share as payment in full of each of the promissory notes. The market price per share was between $6.00 and $6.45 per share at the time of the conversions. As a result, we recorded a loss on extinguishment of debt related to these loan and security agreements of $0.9 million on our consolidated statement of operations.

(b)
During the year ended December 31, 2016, we entered into three debt exchange agreements with parties to equity finance agreements. Pursuant to the terms of the agreements, we converted an aggregate $0.3 million of principal and interest into an aggregate of 66,200 shares of our Common Stock at $5.00 per share as payment in full for each equity finance agreement. The market price per share was between $6.25 and $6.75 per share at the time of the conversions. As a result, we recorded a loss on extinguishment of debt related to these equity finance agreements of $0.1 million on our consolidated statements of operations. During the year ended December 31, 2016, we also entered into a settlement agreement with a separate party to an equity finance agreement. Pursuant to the terms of the settlement agreement, we agreed to pay $0.2 million and recorded a loss on extinguishment of debt on our consolidated statement of operations of approximately $0.1 million related to this settlement agreement.

(c)
During the year ended December 31, 2016, we entered into a debt exchange agreement with a party to a kids club agreement. Pursuant to the terms of the agreements, we converted $0.06 million on principal and interest into 12,000 shares of our Common Stock at $5.00 per share as payment in full of the kids club agreement. The market price per share was $6.75 per share at the time o f the conversion. As a result, we recorded $0.02 million of loss on extinguishment of debt on our consolidated statements of operations, related to this kids club agreement.

(d)
During the year ended December 31, 2016, we entered into a subscription agreement with Dolphin Entertainment. Pursuant to the terms of the subscription agreement, we converted $3.0 million of principal and interest outstanding on a revolving promissory note into 614,682 shares of our Common Stock at a price of $5.00 per share. At the time of the conversion, market price per share of Common Stock was $6.00. As a result, we recorded a loss on the extinguishment of debt of $0.6 million on its condensed consolidated statement of operations for the year ended December 31, 2016.

(e)
During the year ended December 31, 2016, we entered into various individual debt exchange agreements with parties to loan and security agreements under which we issued promissory notes to each of the parties. Pursuant to the debt exchange agreements, we agreed to convert an aggregate $17.9 million in principal and interest under the promissory notes into an aggregate of 3.6 million shares of Common Stock at a price of $5.00 per share as payment in full of each of the promissory notes. On the dates of conversion the market price per share of Common Stock was between $6.08 and $6.99 and as a result, we recorded a loss on the extinguishment of debt of $4.6 million our consolidated statements of operations.

(f)
During the year ended December 31, 2016, we entered into a Termination Agreement and a Debt Exchange Agreement whereby we issued Warrants J and K that entitled the holder to purchase shares of our Common Stock at a price of $0.015. In exchange the warrant holder agreed to convert an aggregate of $6.5 million of debt. Warrant J entitles the warrant holder to purchase up to 170,000 shares of our Common Stock and Warrant K entitles the warrant holder to purchase up to 2,170,000 but also includes consideration for the purchase of a 25% interest in Dolphin Kids Clubs. We recorded loss on extinguishment of debt of $3.2 million related to these agreements.

In addition to the Warrants J and K discussed above, as previously described, we entered into a Warrant Purchase Agreement whereby we agreed to issue Warrants G, H and I. We  recorded $7.4 million of warrant issuance expense with respect to Warrants G, H and I.  All of the warrants issued during 2016 were recorded as a derivative liability.  We recorded the warrants as their fair value on the date of issuance and will record any changes to fair value at each balance sheet date as a change in the fair value of a derivative liability on our consolidated statements of operation.  For the year ended December 31, 2016, we recorded $2.2 million of a change in the fair value of the derivative liability.

Net Loss

Net loss was approximately $37.2 million or $(4.83) per Common Share, including a preferred stock deemed dividend of approximately $5.2 million for the year ended December 31, 2016 based on 8,778,193 weighted average shares outstanding as of December 31, 2016 and approximately $8.8 million or $(2.16) per share for the year ended December 31, 2015 based on 4,094,618 weighted average shares outstanding as of December 31, 2015.  The increase in net loss between the years ended December 31, 2016 and 2015 was related to the factors discussed above.

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities increased by approximately $7.9 million from approximately $(7.0) million used during the year ended December 31, 2015 to approximately $(14.9) million used during the year ended December 31, 2016. This increase was primarily due to the use of cash flows related to the release of our motion picture, Max Steel as follows: (i) distribution and marketing fees of approximately $11.3 million, (ii) $0.9 million of deposits used to pay certain distribution fees related to the release, and (iv) $1.4 million of accounts payable paid. These are offset by cash received for sales of the motion picture in the amount of $4.8 million, and tax incentives in the amount of $0.7 million. We also received $0.05 million from the sale of warrants.

Cash flows from investing activities decreased by approximately $1.2 million. This decrease was due to a provision in the Max Steel loan and security agreement that required us to keep as collateral, an account at the financial institution that provided the loan.

Cash flows from financing activities increased by approximately $5.4 million from approximately $9.1 million for year ended December 31, 2015 to approximately $13.2 million for year ended December 31, 2016. The increase is primarily due to financing for the distribution and marketing costs for the release of our motion picture and repayment of the production loan from proceeds received from the motion picture. In addition, during the year ended December 31, 2016, we entered into various subscription agreements for the sale of our Common Stock for a total of $7.5 million. In comparison, during the same period in prior year, we received $3.2 million from a convertible note payable and received $2.4 million more of advances from our CEO.

As of December 31, 2016 and 2015, we had cash available for working capital of approximately $0.6 million and approximately $2.4 million, respectively, and a working capital deficit of approximately $31.4 million and approximately $43.3 million, respectively.

As previously discussed, in connection with the 42West Acquisition, we may be required to purchase from the sellers up to an aggregate of 2,374,187 shares of Common Stock at a price of $4.61per share up until December 2020. Of that amount, we may be required to purchase up to 455,531 shares in 2017, for an aggregate of up to $2.1 million.

These factors, along with an accumulated deficit of $99.8 million, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts that we intend to obtain financing to produce and release during 2017 and 2018. We will potentially earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production and from our newly acquired subsidiary, 42West.

Financing Arrangements

Kids Club Agreements

During February 2011, we entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid us $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. During 2015 and 2016, we made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. On July 1, 2016, we agreed to terminate such Kids Club Agreement for (i) $10,000, plus (ii) the balance of the original investment ($5,000). We paid such individual party $15,000 on July 18, 2016 in full settlement of its obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated.  On October 3, 2016, we entered into a debt exchange agreement and issued 12,000 shares of our Common Stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000.   On the date of the exchange agreement, the market price of our Common Stock was $6.75 and we recorded a loss on extinguishment of debt in the amount of $21,000 on our consolidated statement of operations.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, we entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total equity investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorata basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, we could utilize all, or any portion, of the total equity investment to fund any chosen production. Per the Equity Finance Agreements, we were entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. We invested these funds in eleven projects. On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the gross producer’s revenues for the productions to date and the amount of investor funds used to date, we were not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2015. Two of the productions were completed and there was no producer gross revenue as defined in the Equity Finance Agreements. The remaining projects were impaired and there are no future projects planned with funds from the Equity Finance Agreements.

On June 23, 2016, we entered into a settlement agreement (the “Settlement”) with one of the investors that had originally contributed $0.1 million. Pursuant to the terms of the Settlement, we made a payment of $0.2 million to the investor on June 24, 2016. On October 3, 2016, October 13, 2016 and October 27, 2016 we entered into debt exchange agreements with three investors to issue an aggregate amount of  66,200 shares of our Common Stock at an exchange price of $5.00 per share to terminate each of their Equity Finance Agreements for a cumulative original investment amount of $0.3 million.  The market price of our Common Stock on the date of the debt exchange agreement was between $6.25 and $6.75 and, as such, we recorded a loss on extinguishment of debt on our consolidated statement of operations in the amount of $0.1 million.

On December 29, 2016, we entered into a Termination Agreement with the remaining investor of the Equity Finance Agreements, whereby we mutually agreed to terminate the Equity Finance Agreement in exchange for the issuance of Warrant K.  Warrant K entitles the holder to purchase up to 170,000 shares of  our Common Stock at a price of  $0.015 prior to December 29, 2020.  We recorded a loss on extinguishment of debt in the amount of $0.5 million on our consolidated statement of operations for the difference between the outstanding amount of the Equity Finance Agreement and the fair value of Warrant K.

Loan and Security Agreements

First Group Film Funding

During the years ended December 31, 2013 and 2014, we entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for an aggregate principal amount of notes of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 investment and we used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, we issued notes that accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, we exercised our option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration of our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 12.50% and 13.25%. The First Loan and Security Noteholders, as a group, will receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits from these projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder's loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the First Loan and Security Noteholders to convert an aggregate of $11.3 million of principal and $1.8 million of interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016 the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $3.3 million for the year ended December 31, 2016.

Please see “Warrants” below for discussion of the remaining First Loan and Security Noteholder.

Web Series Funding

During the years ended December 31, 2014 and 2015, we entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4.0 million which we used to finance production of our 2015 web series, South Beach - Fever (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, we issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, we exercised our option under the Web Series Loan and Security Agreements to extend the maturity date of these notes until August 31, 2016. In consideration for our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits generated by the series (defined as our gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.

During the year ended December 31, 2016, we entered into thirteen individual agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, we and each Web Series Noteholder agreed to convert an aggregate of $3.8 million of principal and $0.4 million of interest under the Web Series Loan and Security Agreements into an aggregate of 840,910 shares of Common Stock at $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. On the dates of the exchange, the market price of our Common Stock was between $6.00 and $6.45 per share. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations $0.9 million for the year ended December 31, 2016, related to this transaction.

Please see “Warrants” below for discussion of the remaining Web Series Noteholder.

Second Group Film Funding

During the year ended December 31, 2015, we entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for an aggregate principal amount of notes of $9.3 million to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this amount, notes with an aggregate principal value of $8.8 million were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, Inc., primarily related to the production and distribution of the motion picture, Believe. The remaining $0.5 million was issued as a note in exchange for cash. Pursuant to the Second Loan and Security Agreements, we issued notes that accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. We had the option to extend the maturity date of these notes until July 31, 2018. If we chose to exercise our option to extend the maturity date, we would be required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%. The Second Loan and Security Noteholders, as a group, will receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment is repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of our future profits from such projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each Second Loan and Security Noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4.0 million of principal and $0.3 million of interest into shares of the Common Stock. Pursuant to such debt exchange agreements, we agreed to convert the debt at $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $1.3 million for the year ended December 31, 2016.

Please see “Warrants” below for discussion of the remaining Second Loan and Security Noteholder.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $1.1million of interest. The film was released October 14, 2016 and delivery to the international distributors has begun.  During the year ended December 31, 2016, an aggregate of $4.2 million was received from the international distributors and as tax incentives from the jurisdiction in which a portion of the film was produced.  As of December 31, 2016, we had a balance on our consolidated balance sheet of $6.2 million related to this production service agreement.

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holding, LLC, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the ?P&A Loan?) providing for a $14.5 million non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. The loan is partially secured by a $4.5 million corporate guaranty from a party associated with the motion picture.  The lender has retained a reserve of $1.5 million for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of December 31, 2016, we recorded $12.5 million, including the Reserve, related to this agreement.  Approximately $11.0 million was recorded as distribution and marketing costs on our consolidated statement of operations for the year ended December 31, 2016,  related to the release of the motion picture.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $1.1million of interest. The film was released October 14, 2016 and delivery to the international distributors has begun. During the year ended December 31, 2016, an aggregate of $4.2 million was received from the international distributors and as tax incentives from the jurisdiction in which a portion of the film was produced. As of December 31, 2016, we had a balance on our consolidated balance sheet of $6.2 million related to this production service agreement.

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

June 2016 Subscription Agreements

On June 22, 2016 and June 30, 2016, we entered into two additional subscription agreements with two investors. Pursuant to the terms of the subscription agreements, we sold an aggregate of 70,000 shares of our Common Stock at a purchase price of $5.00 per share.

November 2016 Subscription Agreements

On November 15, November 16 and November 22, 2016, we entered into eight additional subscription agreements with four investors. Pursuant to the terms of the subscription agreements, we sold an aggregate of 135,000 shares of our Common Stock at a purchase price of $5.00 per share.

Warrants

On December 29, 2016, we entered into a debt exchange agreement (the “Exchange Agreement”) with an investor that is a First Loan and Security Noteholder, a Web Series Noteholder and Second Loan and Security Agreement Noteholder, collectively (the “Investor”).  At the time of the Exchange Agreement, the Investor was the holder of the following promissory notes:

Notes:	Outstanding Balance of Notes
First Loan and Security Note	$1,160,000
Web Series Note	340,000
Second Loan and Security Note	4,970,990
$6,470,990

In addition to the Exchange Agreement, we entered into a purchase agreement with the same Investor to acquire 25% of the membership interest of Dolphin Kids Clubs to own 100% of the membership interest.  Pursuant to the Exchange Agreement and the Purchase Agreement, we issued Warrant J that entitles the warrant holder to purchase shares up to 2,170,000 shares of our Common Stock at a price of $0.015 through December 29, 2020, its expiration date.  We recorded a loss on extinguishment of debt $2.7 million on our consolidated statement of operations for the year ended December 31, 2016.  The loss on extinguishment was calculated as the difference between the fair value of Warrant J and the outstanding debt under the notes described above.

42West Line of Credit

In 2008, 42West entered into a revolving line of credit with City National Bank, (the “Line of Credit). The purpose of the Line of Credit was to provide 42West with working capital as needed from time to time. The maximum amount that can be drawn on the Line of Credit is $1,500,000. The Line of Credit bears interest computed as the greater of (a) three and one half percent per year or (b) the prime rate of City National Bank less one quarter of one percent., provided that the rate per annum never exceed 16%. As of March 31, 2017. 42West has a balance of $0.5 million on the Line of Credit. The Line of Credit expires on April 30, 2017.

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

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series or feature films. These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts. Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 926-20-50-2 “Other Assets – Film Costs”.   Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.  Any project that is not greenlit for production within three years is written off.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs. Our management evaluates unamortized production costs for impairment whenever there is an event that may signal that the fair value of the unamortized production costs are below their carrying value.  One example that may trigger this type of analysis is the under-performance in the domestic box office of a feature film.  For digital productions this analysis may occur if we are unable to secure sufficient advertising revenue for our web series.  We typically perform an impairment analysis using a discounted cash flow method. Any write-down resulting from an impairment analysis is included in direct costs within our consolidated statements of operations.  For the year ended December 31, 2016 and 2015, we impaired approximately $2.1 and $0.6 million, respectively of capitalized production costs.

Revenue Recognition

Revenue from web series and feature films is recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a contract with a buyer for the web series or feature film exists, the web series or feature film is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series or feature film, the fee is determinable and collection of the fee is reasonable. Revenues from licensing agreements for distribution in foreign territories typically includes a minimum guarantee with the possibility of sharing in additional revenues depending on the performance of the web series or feature film in that territory.  Revenue for these types of arrangements are recorded when the web series or  motion picture has been delivered and our obligations under the contract have been satisified.

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

Warrant Liabilities and Related Fair Value Measurements

When we issue warrants, we evaluate the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), we classify a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or contains certain provisions that may alter either the number of shares issuable under the warrant or the exercise price of the warrant, including, among other things, a provision that could require a reduction to the then current exercise price each time we subsequently issues equity or convertible instruments at a per share price that is less than the current conversion price (also known as a “full ratchet down round provision”). If a warrant is not indexed to the Company’s equity, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized currently in the statements of operations.

We classified the “G”, “H”, “I”, “J” and “K” warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions and report the warrants on our consolidated balance sheets at fair value under the caption “warrant liability” and report changes in the fair value of the warrant liability on the consolidated statements of operations under the caption “change in fair value of warrant liability”.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels, defined as follows:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 —
Inputs other than quoted prices included within Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs. Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

We measured the “G”, “H”, “I”, “J” and “K” warrants we issued in 2016 at fair value in the consolidated financial statements as of and for the year ended December 31, 2016, using inputs classified as “level 3” of the fair value hierarchy. We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities.

We select a valuation technique to measure “level 3” fair values that we believe is appropriate in the circumstances. In the case of measuring the fair value of the “G”, “H”, “I”, “J” and “K”warrants at December 31, 2016 and for the year then ended, due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the warrants, we decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the “G”, “H”, “I”, “J” and “K” warrants at December 31, 2016 are as follows:

	As of December 31, 2016
Inputs	Series G	Series H	Series I	Series J	Series K
Volatility (1)	63.6%	79.1%	70.8%	65.8%	65.8%
Expected term (years)	1.08	2.08	3.08	4	4
Risk free interest rate	.879%	1.223%	1.489%	1.699%	1.699%
Common stock price	$6.00	$6.00	$6.00	$6.00	$6.00
Exercise price	$5.00	$6.00	$7.00	$.02	$.02

(1)
“Level 3” input.

The “level 3” stock volatility assumption represents the range of the volatility curves used in the valuation analysis that we determined market participants would use based on comparison with similar entities. The risk-free interest rate is interpolated where appropriate, and is based on treasury yields. The valuation model also included a “level 3” assumption we developed as to dates of potential future financings by us that may cause a reset of the exercise price of the warrants.

Since derivative financial instruments, such as the “G”, “H”, “I”, “J” and “K” warrants, are initially and subsequently carried at fair values, the Company’s income or loss will reflect the volatility in changes to these estimates and assumptions. The fair value of the warrants is most sensitive to changes at each valuation date in the Company’s common stock price, the volatility rate assumption, and the exercise price, which could change if the Company were to do a dilutive future financing.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Management’s Discussion and Analysis” constitute “forward-looking” statements for purposes of federal and state securities laws.  Such forward-looking statements include but are not limited to the following:

●
our expectations regarding the potential benefits and synergies we can derive from the 42West Acquisition;
●
our ability to generate new revenue streams through our new subsidiary, 42West;
●
our expectations concerning our ability to derive future cash flows and revenues from the  production, release and advertising of future web series on online platforms, and the timing of receipt of such cash flows and revenues;
●
our expectations concerning the timing of production and distribution of a digital project showcasing favorite restaurants of NFL players, as well as future feature films and digital projects;
●
our intention to source potential distribution partners for our web series, South Beach – Fever, and to enter into distribution agreements for future digital productions;
●
our expectation that we will receive revenues from our motion picture, Max Steel from (i) international revenues expected to be derived through license agreements with international distributors and (ii) other secondary distribution revenues;
●
our intention to use our purchased scripts for future motion picture and digital productions;
●
our expectations to raise funds through sales of our Common Stock;
●
our intention to borrow funds from our CEO, private investors and other lenders to produce our digital and motion picture projects;
●
our expectations regarding the marketing potential and other benefits of our online kids clubs;

●
our intention to implement improvements to address material weaknesses in internal control over financial reporting; and
●
our expectations concerning the impact of recent Accounting Standards Updates on our financial position or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●
our inability to realize the anticipated benefits of the 42West Acquisition, including synergies and increased revenues;
●
adverse trends and changes in the entertainment industry that could negatively impact 42West’s operations and ability to generate revenues;
●
unpredictability of the commercial success of our current and future web series and motion pictures;
●
economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
●
our ability to identify, produce and develop online digital entertainment and motion pictures that meet industry and customer demand;
●
competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
●
our ability to attract and retain the highly specialized services of the 42West executives and employees;
●
availability of financing from our CEO and other investors under favorable terms to fund our digital and motion picture projects;
●
our ability to adequately address material weaknesses in internal control over financial reporting;
●
the ability of our online kids clubs to serve as a platform for sponsorship and other marketing opportunities thereby generating revenue; and
●
our ability to accurately predict the impact of recent Accounting Standards Updates on our financial position or results of operations.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this 2016 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to our forward-looking statements as a result of being a penny stock issuer.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our CEO and CFO, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, as required by Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2016, due to the following material weaknesses that were identified in previous years:

●
 In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2016, our independent registered accounting firm reported to our Board of Directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.
o
There is no documented fraud risk assessment or risk management oversight function.
o
There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.
o
There is no budget prepared and therefore monitoring controls are not designed effectively as current results cannot be compared to expectations.
o
There is no documented process to monitor and remediate deficiencies in internal controls.

After a review of our current entity level control environment, management concluded that the above deficiencies represented a material weakness.

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2016, our independent registered accounting firm reported to our Board of Directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations and journal entries that they considered to be a material weakness in internal control. Specifically:
o
There is no documented period end closing procedures, specifically the individuals that are responsible for preparation, review and approval of period end close functions.
o
Reconciliations are performed on all balance sheet accounts, including noncontrolling interest on at least a quarterly basis; however there is no documented review and approval by a member of management that is segregated from the period end financial reporting process.
o
There is no review and approval for the posting of journal entries.

After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate documented review and approval process represented a material weakness.

●
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2016, our independent registered accounting firm reported to our Board of Directors that they observed inadequate segregation of duties within the accounting process including the following:
o
One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secured location.
o
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2017, under the direction of our Board of Directors, as follows:

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

●
We plan to hire at least one additional person to ensure proper segregation of duties, reconciliation reviews, and quarter end reviews.

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

Changes in Internal Controls

During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Dolphin has adopted a Code of Ethics for our officers and directors that is located on our internet website at www.dolphindigitalmedia.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2017 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:
(1) Financial Statements
See Item 8 for Financial Statements included with this Annual Report on Form 10-K.
(2) Financial Statement Schedules
None.
(3) Exhibits

Exhibit No.	Description	Incorporated by Reference

2.1	Agreement and Plan of Merger by and among the Company, DDM Merger Sub, Inc., Dolphin Films, Inc. and Dolphin Entertainment, Inc. dated October 14, 2015.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on October 19, 2015.

2.2	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.*	Filed herewith.

3.1(a)	Amended Articles of Incorporation of Dolphin Digital Media, Inc. (conformed copy incorporating all amendments through May 10, 2016).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

3.2	Bylaws of Dolphin Digital Media, Inc. dated December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.

4.1	Registration Rights Agreement, dated as of March 30, 2017 by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Filed herewith.

4.2	Warrant Purchase Agreement, dated November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.3	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on January 5, 2017.

10.1	Amendment to Preferred Stock Purchase Agreement, dated December 30, 2010, between the Company and T Squared Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2011.

10.2	Preferred Stock Exchange Agreement, dated October 16, 2015, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on October 19, 2015.

10.3	Executive Employment Agreement, dated September 13, 2012, between the Company and William O’Dowd.†	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 19, 2012.

10.4	Executive Employment Agreement Letter of Extension, dated December 31, 2014.†	Incorporated herein by reference to Exhibit 10.4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.5	Revolving Promissory Note, dated December 31, 2011, in favor of William O’Dowd.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.6	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.7	Form of Equity Purchase Agreement.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.8	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.9	Form of Convertible Note.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.10	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.11	Subscription Agreement dated March 4, 2016, between the Company and Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on March 11, 2016.

10.12	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2016.

10.13	Form of Debt Exchange Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2016.

10.14	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on June 28, 2016.

10.15	2012 Omnibus Incentive Compensation Plan.†	Incorporated herein by reference to Annex B to the Definitive Information Statement on Schedule 14C filed with the SEC on September 28, 2012.

21.1	List of Subsidiaries of the Company.	Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

† Management contract or compensatory plan or arrangement.
* Schedules (and similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

ITEM 16	FORM 10-K SUMMARY

None.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN DIGITAL MEDIA, INC.

Dated: April 17, 2017	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Dated: April 17, 2017	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017	By:	/s/ William O’Dowd IV
William O’Dowd IV
Chief Executive Officer

Dated: April 17, 2017	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Dated: April 17, 2017	By:	/s/ Michael Espensen
Michael Espensen
Director

Dated: April 17, 2017	By:	/s/ Nelson Famadas
Nelson Famadas
Director

Dated: April 17, 2017	By:	/s/ Nicholas Stanham
Nicholas Stanham
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dolphin Digital Media, Inc. and subsidiaries
Coral Gables, Florida

We have audited the accompanying consolidated balance sheets of Dolphin Digital Media, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Digital Media, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP                                                                             Certified Public Accountants
Miami, Florida
April 17, 2017

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2016 and 2015
ASSETS	2016	2015(1)
Current
Cash and cash equivalents	$662,546	$2,392,685
Restricted cash	1,250,000	-
Prepaid Expenses	-	72,518
Related party receivable	-	453,529
Accounts receivable	3,668,646	-
Other current assets	2,665,781	2,827,131
Total Current Assets	8,246,973	5,745,863
Capitalized production costs	4,654,013	15,170,768
Property and equipment	35,188	55,413
Deposits	1,261,067	397,069
Total Assets	$14,197,241	$21,369,113
LIABILITIES
Current
Accounts payable	$677,249	2,070,545
Other current liabilities	2,958,523	2,984,320
Warrant liability	14,011,254	-
Accrued compensation	2,250,000	2,065,000
Debt	18,743,069	37,331,008
Loan from related party	684,326	2,917,523
Deferred revenue	46,681	1,418,368
Note payable	300,000	300,000
Total Current Liabilities	39,671,102	49,086,764
Noncurrent
Convertible note	-	3,164,000
Warrant liability	6,393,936
Loan from related party	-	1,982,267
Total Noncurrent Liabilities	6,639,936	5,146,267
Total Liabilities	46,065,038	54,233,031
STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000 shares authorized, 14,395,521 and 4,094,618 , respectively, issued and outstanding at December 31, 2016 and 2015	215,933	61,419
Preferred Stock , 10,000,000 shares authorized, Preferred Stock, Series A $0.001 par value, liquidation preference of 1,042,756, 1,043 share authorized, issued and outstanding at December 31, 2015. None were issued and outstanding at December 31, 2016	-	1,043
Preferred Stock, Series B, $0.10 par value, 4,000,000 authorized, 2,300,000 issued and outstanding at December 31, 2015, none were issued and outstanding at December 31, 2016	-	230,000
Preferred Stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2016 and 2015	1,000	1,000
Additional paid in capital	67,727,474	26,480,240
Accumulated deficit	(99,812,204)	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	(31,867,797)	(35,841,726)
Non-controlling interest	-	2,977,808
Total Stockholders' Deficit	(31,867,797)	(32,863,918)
Total Liabilities and Stockholders' Deficit	$14,197,241	$21,369,113

The accompanying notes are an integral part of these consolidated financial statements.
(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 4

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2016 and 2015

	2016	2015(1)
Revenues:
Production and distribution	$9,367,222	$3,031,073
Membership	28,403	69,761
Total Revenue:	9,395,625	3,100,834

Expenses:
Direct costs	10,661,241	2,587,257
Distribution and marketing	11,322,616	213,300
Selling, general and administrative	1,245,689	1,845,088
Legal and professional	2,405,754	2,392,556
Payroll	1,462,589	1,435,765
Loss before other income (expense)	(17,702,264)	(5,373,132)

Other Income(Expense)
Other income	9,660	96,302
Amortization of loan fees	(476,250)	-
Change in fair value of warrant liability	2,195,542	-
Warrant issuance expense	(7,372,593)	-
Loss on extinguishment of debt	(9,601,933)	-
Interest expense	(4,241,841)	(3,559,532)
Total Other Income(Expense)	(19,487,415)	(3,463,230)
Net Loss	$(37,189,679)	$(8,836,362)

Net Income attributable to noncontrolling interest	-	17,440
Net loss attributable to Dolphin Films, Inc.	-	(4,786,341)
Net Loss attributable to Dolphin Digital Media, Inc.	(37,189,679)	(4,067,461)
	$(37,189,679)	$(8,836,362)

Deemed dividend on preferred stock	5,247,227	-

Net loss attributable to common shareholders	$(42,436,906)	$(8,836,362)

Basic and Diluted Loss per Share	$(4.83)	$(2.16)

Weighted average number of shares used in share calculation	8,778,193	4,094,618

The accompanying notes are an integral part of these consolidated financial statements.
(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 4

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015
	2016	2015(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,189,679)	$(8,836,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,225	24,826
Amortization of capitalized production costs	7,822,549	1,672,120
Impairment of capitalized production costs	2,075,000	861,825
Loss on extinguishment of debt	9,601,933	-
Warrant issuance	7,394,850	-
Change in fair value of derivative liability	(2,195,542)	-
Changes in operating assets and liabilities:

Accounts receivable	(3,668,646)	-
Other current assets	161,250	(265,616)
Prepaid expenses	72,518	(7,679)
Capitalized production costs	619,206	(2,736,321)
Deposits	(863,998)	-
Deferred revenue	(1,371,687)	-
Accrued compensation	185,000	315,000
Accounts payable	(1,393,296)	784,829
Other current liabilities	3,757,873	1,121,876
Warrant liability	50,000	-
Net Cash Used in Operating Activities	(14,922,444)	(7,065,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,250,000)	-
Purchase of furniture and equipment	-	(2,549)
Net Cash Used In Investing Activities	(1,250,000)	(2,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreement	12,500,000	2,610,000
Repayment of Loan and Security agreement	(410,000)	(405,219)
Proceeds from production loan	-	440,130
Repayment of production loan	(4,263,602)	-
Proceeds from convertible note payable	-	3,164,000
Sale of common stock	7,500,000	-
Advances from related party	320,000	6,583,436
Repayment to related party	(1,204,093)	(3,324,686)
Net Cash Provided by Financing Activities	14,442,305	9,067,661
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,730,139)	1,999,610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,392,685	393,075
CASH AND CASH EQUIVALENTS, END OF PERIOD	$662,546	$2,392,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$156,666	$1,635,814

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Refinance of related party debt to third party debt	$-	$8,774,337
Conversion of related party debt and interest to shares of common stock	$3,073,410	$-
Conversion of convertible debt	$3,164,000	$-
Conversion of loan and security agreements, including interest, into shares of common stock	$22,091,388	$-
Conversion of loan and security agreements converted to warrants to purchase shares of common stock.	$7,034,990	$-

The accompanying notes are an integral part of these consolidated financial statements.
(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 4

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the year ended December 31, 2016

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit

Balance December 31, 2014	4,343,000	$232,043	4,094,618	$61,419	$26,480,240	$2,995,249	$(53,761,626)	$(23,992,675)
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(8,836,362)	(8,836,362)
Income attributable to the noncontrolling interest	-	-	-	-	-	17,440	(17,440)	-
Return of capital to noncontrolling member	-	-	-	-	-	(34,881)	-	(34,881)
Balance December 31, 2015	4,343,000	$232,043	4,094,618	$61,419	$26,480,240	$2,977,808	$(62,615,428)	$(32,863,918)
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(37,189,679)	(37,189,679)
Income attributable to the noncontrolling interest	-	-	-	-	-	7,097	(7,097)	-
Return of capital to noncontrolling member	-	-	-	-	-	(14,200)	-	(14,200)
Acquisition of 25% interest in Dolphin Kids Clubs LLC	-	-	-	-	(921,122)	(2,970,705)	-	(3,891,827)
Issuance of common stock during the year ended December 31, 2016	-	-	375,143	5,628	1,869,375	-	-	1,875,003
Extinguishment of debt at a price of $5.00	-	-	6,157,960	92,369	37,190,455	-	-	37,282,824
Issuance of common stock for convertible debt			632,800	9,492	3,154,508			3,164,000
Preferred stock dividend related to exchange of Series A for Series B Preferred Stock	1,000,000	100,000	-	-	(5,227,247)	-	-	(5,127,247)
Issuance and conversion of Series B Preferred	(3,300,000)	(330,000)	3,135,000	47,025	6,223,222	-	-	5,940,247
Retirement of Series A Preferred	(1,043,000)	(1,043)	-	-	(1,041,957)	-	-	(1,043,000)
Balance December 31, 2016	1,000,000	$1,000	14,395,521	$215,933	$67,727,474	$-	$(99,812,204)	$(31,867,797)

The accompanying notes are an integral part of these consolidated financial statements.

(1) Financial information has been retrospectively adjusted for the acquisition of Dolphin Films, Inc. See Notes 1 and 4

DOLPHIN DIGITAL MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION:

Dolphin Digital Media, Inc. (the “Company”, "Dolphin"), initially known as Rising Fortune Incorporated, was incorporated in the State of Nevada on March 7, 1995. The Company had no operations between inception and 2003. On November 19, 2003, the Company amended its Articles of Incorporation to change its name to Maximum Awards Inc. On July 3, 2007, the Company amended its Articles of Incorporation again to change its name to Logica Holdings Inc. On July 29, 2008, the Company amended its Articles of Incorporation again to change its name to Dolphin Digital Media, Inc.

The accompanying consolidated financial statements include the accounts of Dolphin, and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Hiding Digital Productions, LLC, Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Max Steel Productions, LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC and Dolphin JOAT Productions, LLC

Effective March 7, 2016, the Company acquired  Dolphin Films, Inc. (“Dolphin Films”) from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), a company wholly owned by William O’Dowd, CEO, President and Chairman of the Board of Directors of the Company. The acquisition from Dolphin Entertainment was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at Dolphin Entertainment’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of Dolphin Films prior to the effective date of the acquisition. See Note 4 for additional information regarding the Dolphin Films acquisition.

On May 9, 2016, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 20-to-1 reverse stock split. The reverse stock split was approved by the Board of Directors and a majority of the Company’s shareholders and became effective May 10, 2016. The number of shares of common stock of the Company, par value $0.015 (the “Common Stock”) in the consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

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

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate the continuation of the Company as a going concern. The Company has incurred net losses of $37,189,679 and $8,836,362, respectively for the years ended December 31, 2016 and 2015. The Company has generated negative cash flows from operations for the years ended December 31, 2016 and 2015 of $14,922,444 and $7,065,502 respectively. Further, the Company has a working capital deficit for the years ended December 31, 2016 and 2015 of $31,424,129 and $43,340,901, respectively, that is not sufficient to maintain or develop its operations, and it is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its Common Stock. There is no assurance that the Company will be successful in raising additional capital. If the Company is unable to obtain additional funding from these sources within the next twelve months, it could be forced to liquidate. On February 16, 2017, the Company sold 100,000 shares of its Common Stock for $5.00 per share.  During 2017, it has also received loans from its CEO in the amount of $420,000. On April 10, 2017, the Company signed two promissory notes with one debtholder for an aggregate amount of $300,000.  The promissory notes bear interest at 10.00% per annum and have a maturity date of October 10, 2017.  The Company currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017 and 2018. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. The Company is currently working on producing a variety of digital projects which it intends to fund through private investors on a project basis and expects to derive additional revenues from these productions in the third quarter of 2017. There can be no assurances that such income will be realized in future periods.

On March 30, 2017, the Company acquired 42West LLC, a limited liability company incorporated in the State of Delaware. 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing. The Company expects to derive revenues from this wholly owned subsidiary and will seek to identify additional revenue streams from the combined companies. See Note 21 for further discussion.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates are based on management’s past experience and best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs for investment in digital and feature film projects; estimates of allowances and provisions for doubtful accounts and impairment assessments for investment in digital and feature film projects. Actual results could differ from such estimates.

Statement of Comprehensive Income

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 220, Comprehensive Income , a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive loss is the same as net loss for all periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits at financial institutions.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held as collateral required under the Company’s loan and security agreement.  Proceeds from this loan were used for the distribution and marketing costs of the Company’s feature film.  See Note 6 for further discussion.  As of December 31, 2016, the Company maintained $1,250,000 in a separate bank account restricted for this purpose.  The funds were disbursed to the lender subsequent to the year ended December 31, 2016.

Contracts in the Company’s Equity

From time to time, the Company issues contracts related to its own equity securities, such as warrants and convertible notes. The Company evaluates whether a standalone contract (such as a warrant), or an embedded feature of a contract (such as the conversion feature of a convertible note) should be classified in stockholder’s deficit or as a liability in the Company’s consolidated balance sheet. The determination is made in accordance with the requirements of ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815).

A warrant is classified as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met.  A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or contains certain provisions that may alter either the number of shares issuable under the warrant or the exercise price of the warrant, including, among other things, a provision that could require a reduction to the then current exercise price each time the Company subsequently issues equity, warrants, and/or conversion options at less than the current conversion price (also known as a full ratchet down round provision). If a warrant is not indexed to the Company’s equity, must be classified as a derivative liability.

A convertible debt instrument in its entirety must be classified as a liability under ASC 480 and carried at fair value in the financial statements if it has a mandatory conversion feature.  A conversion feature of a convertible debt instrument or certain convertible preferred stock, is separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, would meet certain characteristics in the definitions in ASC 815 of both an embedded derivative and a derivative, generally including, among other conditions, if the conversion feature must be settled in cash or a financial instrument that is readily convertible to cash.

When a warrant or a separated conversion feature is classified as a derivative liability, the liability is initially and subsequently reported on the balance sheet at its fair value, and subsequent increases or decreases in the fair value are recorded through the statement of operations.

When a conversion feature does not meet the definition of a derivative per ASC 815, it must be assessed further to determine whether a beneficial conversion feature exists, which exists when the effective exercise price is lower than the fair value of the Company’s related equity instrument on the date of issuance. If it contains a beneficial conversion feature, the amount of the beneficial conversion feature reduces the balance of the convertible debt instrument, creating a debt discount which is amortized over the term of the debt to interest expense in the consolidated statement of operations.

The classification of a warrant or conversion feature must be reassessed at each financial reporting date, as a change in circumstances may necessitate reclassification of the warrant or conversion feature. The Company has classified certain warrants issued during 2016 as derivative liabilities due to the existence of full-ratchet down round provisions in the warrants (see Note 16).

Gross versus Net Revenue

The Company’s motion pictures are primarily distributed and marketed by third party distributors. The Company evaluates its arrangements with third parties to determine whether revenue should be reported under each individual arrangement on a gross or net basis by determining whether the Company acts as the principal or agent under the terms of each arrangement. To the extent that the Company acts as the principal in an arrangement, revenues are reported on a gross basis, resulting in revenues and expenses being classified in their respective financial statement line items. Conversely, to the extent that the Company acts as the agent in an arrangement, revenues are reported on a net basis, resulting in revenues being presented net of any related expenses. Determining whether the Company acts as principal or agent is based on an evaluation of which party has substantial risks and rewards of ownership under the terms of an arrangement. The most significant factors that the Company considers include identification of the primary obligor, as well as which party has general and physical inventory risk, credit risk and discretion in the supplier selection. The Company’s primary distribution arrangements, which are those for its theatrical release, are recorded on a gross basis as a result of the evaluation previously described.

Revenue Recognition

Revenue from motion pictures and web series are recognized in accordance with guidance ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a distribution contract, domestic or international, exists, the movie or web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the movie or web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a movie or web series.  Revenue from these agreements will be recognized when the movie is complete and ready to be exploited.  Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

Additionally, because third parties are the principal distributors of the Company’s movies, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from its distributors. As is typical in the film industry, the Company's distributors may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by its distributors in future periods to ensure that revenues are accurately reflected in the Company’s financial statements. To date, the distributors have not made, nor has the Company made, subsequent material adjustments to information provided by the distributors and used in the preparation of the Company’s historical financial statements.

In general, the Company records revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured. Advertising revenue is recognized over the period the advertisement is displayed.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a motion picture or a web series. These costs primarily consist of salaries, equipment and overhead costs, capitalized interest as well as the cost to acquire rights to scripts.  Production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”.   Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

The Company is responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the motion picture or web series and are based on factors such as total revenue as defined per each of the participation agreements.  The Company is also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.   The Company has entered into a fifteen year distribution agreement for its motion picture.  As prescribed in the agreement, the distributor has entered into a distribution assumption agreement with the guilds to pay the residuals from gross revenues.  Upon expiration of the term of the agreement, and nonrenewal, the Company will be responsible for making the payments directly.  These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within the combined statements of operations. For the year ended December 31, 2015, the Company amortized $1,642,120 of capitalized production costs related to South Beach-Fever and recorded $648,525 for impairment of certain capitalized production costs. During the year ended December 31, 2016, the Company amortized $7,822,549 of capitalized production costs related to the revenues earned for its feature film and impaired $2,075,000 of capitalized production costs that were below the fair value.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs, there were no impairment charges for long lived assets during the years ended December 31, 2016 and 2015.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $20,226 and $24,826, respectively for the years ended December 31, 2016 and 2015. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period
F Furniture and fixtures	5 Years
Computer equipment	3 Years
Leasehold improvements	5 Years

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met.  A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or contains certain provisions that may alter either the number of shares issuable under the warrant or the exercise price of the warrant, including, among other things, a provision that could require a reduction to the then current exercise price each time the Company subsequently issues equity or convertible instruments at a per share price that is less than the current conversion price (also known as a “full ratchet down round provision”). If a warrant is not indexed to the Company’s equity, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations.

The Company classified certain warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions (see Notes 10 and 16). The Company also had equity classified warrants outstanding at December 31, 2016 and 2015 (see Note 16).

Convertible Debt and Convertible Preferred Stock

When the Company issues convertible debt or convertible deferred stock, it evaluates the balance sheet classification to determine whether the instrument should be classified either as debt or equity, and whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

If a conversion feature does not meet the conditions to be accounted for as a derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations. When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the convertible preferred stock is immediately exercisable, the discount is fully amortized at the date of issuance. The amortization is recorded similar to a dividend.

The Company had no outstanding convertible debt or convertible preferred stock which contain conversion feature that is accounted for either as a derivative or a beneficial conversion feature at either December 31, 2016 or 2015 or during the years then ended.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels, defined as follows:

Level 1 —	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 —
Inputs other than quoted prices included within Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3 —
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs. Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

Certain warrants issued in 2016 (see Note 16) are measured and carried at fair value in the consolidated financial statements as of and for the year ended December 31, 2016.  As of December 31, 2015, and for the year then ended, the Company had no assets or liabilities measured at fair value, on a recurring or nonrecurring basis. See Note 10 for additional fair value disclosures.

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

Loss per share

Loss per share of Common Stock is computed by dividing loss available to common stock shareholders by the weighted average number of shares of Common Stock outstanding during the period, including the issuable shares related to the anti-dilution agreement. Stock warrants were not included in the computation of loss per share for the periods presented because their inclusion is anti-dilutive. The total potential dilutive warrants outstanding were 5,890,000 and 1,050,000 at December 31, 2016 and 2015.

Going Concern

In accordance with ASC Subtopic 205-40, Going Concern, management evaluates whether relevant conditions and events that, when considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.  When relevant conditions or events, considered in the aggregate, initially indicate that it is probable  that the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued  (and therefore they raise substantial doubt about the Company’s ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.  See Note 2 related to going concern.

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000.  Substantially all of the production revenue during the years ended December 31, 2016 and 2015 was derived from two productions.

Business Segments

The Company operates the following business segments:

1)	Dolphin Digital Media (USA): The Company created online kids clubs and derives revenue from annual membership fees.

2)
Dolphin Digital Studios: Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens. The Company derived a majority of its revenues from this segment during the year ended December 31, 2015.

3)
Dolphin Films: Dolphin Films produces motion pictures, with an initial focus on family content.  The motion pictures are distributed, through third parties, in the domestic and international markets.  The Company derived a majority of its revenues from this segment during the year ended December 31, 2016.

Based on an analysis of the Company’s operating segments and the provisions of ASC 280, Segment Reporting, the Company believes it meets the criteria for aggregating its operating segments into a single reporting segment because they have similar economic characteristics, similar nature of product sold, (content), similar production process (the Company uses the same labor force, and content) and similar type of customer (children, teens, tweens and family).

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 —Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in ASC Topic 605, and most industry specific guidance, and replace it with a new Accounting Standards Codification (“ASC”) Topic 606. The FASB has also issued several subsequent ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

The core principle of ASC 606 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance in ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer.

ASC 606 will require the Company to make significant judgments and estimates. ASC 606 also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for the Company), including interim reporting periods within that reporting period. Accordingly, the Company will adopt ASU 606 in the first quarter of 2018.

ASC 606 requires an entity to apply ASC 606 using one of the following two transition methods:

1.
Retrospective approach: Retrospectively to each prior reporting period presented and the entity may elect certain practical expedients.
2.
Modified retrospective approach: Retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application. If an entity elects this transition method it also is required to provide the additional disclosures in reporting periods that include the date of initial application of (a) the amount by which each financial statement line item is affected in the current reporting period by the application ASU 606 as compared to the guidance that was in effect before the change, and (b) an explanation of the reasons for significant changes.

The Company expects that it will adopt ASC 606 following the modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) regarding balance sheet classification of deferred income taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 (2017 for the Company), and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The Company does not believe that adoption of guidance in ASU 2015-17 will have a material impact on our financial position, or results of operations or cash flows.

In February 2016 The FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions.  The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.  The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under the new guidance, a lease will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet –the new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (2019 for the Company).  For all other organizations the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this ASU will have.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017 (2018 for the Company), and interim periods within those years, with early adoption permitted. The Company does not believe adoption of this new guidance will have a material affect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17 —Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, The update amends the consolidation guidance on how VIE’s should treat indirect interest in the entity held through related parties. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016 (2017 for the Company), and interim periods within those years, with early adoption permitted. The Company does not believe adoption of this new guidance will have a material affect on our consolidated financial statements.

NOTE 4 — ACQUISITION OF DOLPHIN FILMS, INC.

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

William O’Dowd is the President, Chairman and Chief Executive Officer of the Company and, as of March 4, 2016, was the beneficial owner of 52.5% of the outstanding Common Stock.  In addition, Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment, which was the sole shareholder of Dolphin Films. The Merger Consideration was determined as a result of negotiations between Dolphin Entertainment and a special committee of independent directors of the Board of Directors of the Company (the “Special Committee”), with the assistance of separate financial and legal advisors selected and retained by the Special Committee. The Special Committee unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, were fair to and in the best interests of the shareholders of the Company other than Mr. O’Dowd, and that it was advisable for the Company to enter into the Merger Agreement. The Merger was consummated following the approval and adoption of the Merger Agreement by the Company’s shareholders.

The Company retrospectively adjusted the historical financial results for all periods to include Dolphin Films as required for transactions between entities under common control. The following table presents the Company’s previously reported Consolidated Balance Sheet, retrospectively adjusted for the acquisition of Dolphin Films:

As of December 31, 2015 (unaudited)

	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Balance Sheets as currently reported
ASSETS
Current
Cash and cash equivalents	$2,259,504	$133,181	-	$2,392,685
Related party receivable	-	453,529	-	453,529
Prepaid Expenses	10,018	62,500	-	72,518
Receivables and other current assets	560,112	2,267,019	-	2,827,131
Total Current Assets	2,829,634	2,916,229	-	5,745,863
			-
Capitalized production costs	2,439	15,168,329	-	15,170,768
Property and equipment	55,413	-	-	55,413
Deposits	41,291	355,778	-	397,069
Total Assets	$2,928,777	$18,440,336	-	$21,369,113

LIABILITIES
Current
Accounts payable	$479,799	$1,590,746	-	$2,070,545
Other current liabilities	2,669,456	314,864	-	2,984,320
Accrued compensation	2,065,000	-	-	2,065,000
Debt	5,145,000	32,186,008	-	37,331,008
Loan from related party	-	2,917,523	-	2,917,523
Deferred revenue	-	1,418,368	-	1,418,368
Notes payable	300,000	-	-	300,000
Total Current Liabilities	10,659,255	38,427,509	-	49,086,764
Noncurrent
Convertible note payable	3,164,000	-	-	3,164,000
Loan from related party	1,982,267	-	-	1,982,267
Total Noncurrent Liabilities	5,146,267	-	-	5,146,267
			-
Total Liabilities	15,805,522	38,427,509	-	54,233,031

STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 4,094,618 issued and outstanding at December 31, 2015.	61,419	100	(100)	61,419

Preferred stock, Series A. $0.001 par value, 10,000,000 shares authorized, 1,042,753 shares issued and outstanding, liquidation preference of $1,042,753 at December 31, 2015.	1,043	-	-	1,043

Preferred stock, Series B. $0.10 par value, 4,000,000 shares authorized, 3,300,000 shares issued and outstanding at December 31, 2015.	-	-	230,000	230,000

Preferred stock, Series C. $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2015.	-	-	1,000	1,000

Additional paid in capital	26,711,140	-	(230,900)	26,480,240
Accumulated deficit	(42,628,155)	(19,987,273)	-	(62,615,428)
Total Dolphin Digital Media, Inc. Deficit	$(15,854,553)	$(19,987,173)	-	$(35,841,726)
Non-controlling interest	2,977,808	-	-	2,977,808
Total Stockholders' Deficit	$(12,876,745)	$(19,987,173)	-	$(32,863,918)
Total Liabilities and Stockholders' Deficit	$2,928,777	$18,440,336	-	$21,369,113
*Previously reported on Form 10-K filed with the SEC March 31, 2016

The following table presents the Company’s previously reported Consolidated Statement of Operations, retrospectively adjusted for the acquisition of Dolphin Films:

For the year ended December 31, 2015
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Pro Forma Adjustments	Consolidated Statement of Operations as currently reported

Revenues:
Production	$2,929,518	$101,555		$3,031,073
Membership	69,761	-		69,761
Total Revenue:	2,999,279	101,555		$3,100,834

Expenses:
Direct costs	2,290,645	296,612		2,587,257
Impairment of deferred production costs	-	213,300		213.300
Selling, general and administrative	2,478,794	341,772	(975,478)	1,845,088
Legal and professional	-	1,417,078	975,478	2,392,556
Payroll	1,435,765	-		1,435,765
Loss before other income (expense)	(3,205,925)	(2,167,207)		(5,373,132)

Other Income (Expense):
Other Income	96,302	-		96,302
Interest expense	(940,398)	(2,619,134)		(3,559,532)
Net Loss	(4,050,021)	(4,786,341)		(8,836,362)

Net income attributable to noncontrolling interest	$17,440	$-		$17,440
Net loss attributable to Dolphin Films, Inc.	-	(4,786,341)		(4,786,341)
Net loss attributable to Dolphin Digital Media, Inc.	(4,067,461)	-		(4,067,461)
Net loss	$(4,050,021)	$(4,786,341)		$(8,836,362)

Basic and Diluted Loss per Share	$(0.99)			$(2.16)

Weighted average number of shares used in share calculation	4,094,618			4,094,618
*Previously reported on Form 10-K filed with the SEC March 31, 2016

The following table presents Company’s previously reported Condensed Consolidated Statement of Cash Flows, retrospectively adjusted for the acquisition of Dolphin Films:

For the year ended December 31, 2015
	Dolphin Digital Media, Inc.*	Dolphin Films, Inc.	Acquisition Adjustments	Consolidated Statement of Cash Flows (as currently reported)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(4,050,021)	(4,786,341)	-	(8,836,362)
Adjustments to reconcile net loss to net cash used in operating activities:				-
Depreciation	24,826	-	-	24,826
Amortization of capitalized production costs	1,642,120	30,000	-	1,672,120
Impairment of capitalized production costs	648,525	213,300	-	861,825
Changes in operating assets and liabilities:				-
Prepaid expenses	(7,679)	-	-	(7,679)
Receivables and other current assets	(115,069)	(150,547)	-	(265,616)
Capitalized production costs	(1,599,558)	(1,136,763)	-	(2,736,321)
Accounts Payable	239,063	545,766	-	784,829
Accrued compensation	315,000	-	-	315,000
Other current liabilities	1,121,876	-	-	1,121,876
Net Cash Used in Investing Activities	(1,780,917)	(5,284,585)		(7,065,502)
CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of property and equipment	(2,549)	-	-	(2,549)
Net Cash Used in Investing Activities	(2,549)	-		(2,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan and Security agreements	1,150,000	1,460,000	-	2,610,000
Repayment of loan and security agreements	-	(405,219)	-	(405,219)
Proceeds from production loan	-	440,130	-	440,130
Proceeds from convertible note payable	3,164,000	-	-	3,164,000
Proceeds from note payable with related party	2,797,500	3,785,936	-	6,583,436
Repayment of note payable to related party	(3,267,000)	(57,686)	-	(3,324,686)
Net Cash Provided By Financing Activities	3,844,500	5,223,161	-	9,067,661
NET INCREASE (DECREASE) IN CASH	2,061,034	(61,424)	-	1,999,610
CASH, BEGINNING OF PERIOD	198,470	194,605	-	393,075
CASH, END OF PERIOD	2,259,504	133,181	-	2,392,685
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest Paid	234,777	1,401,037		1,635,814
SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Refinance of related party debt to third party debt	-	8,774,337		8,774,337
*Previously reported on Form 10-K filed with the SEC March 31, 2016

NOTE 5 — CAPITALIZED PRODUCTION COSTS AND OTHER CURRENT ASSETS

           Capitalized Production Costs

Capitalized production costs include the unamortized costs of completed motion pictures and digital projects which have been produced by the Company, costs of scripts for projects that have not been developed or produced and costs for projects that are in production. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the motion picture or  web series.

Motion Pictures

For year ended December 31, 2016, revenues earned from motion pictures were $9,367,222 mainly attributable to Max Steel, the motion picture released on October 14, 2016 and international sales of Believe, the motion picture released in December 2013.  Revenues from motion pictures for the year ended December 31, 2015 were $101,555 attributable to international sales of Believe.   The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amount of $7,822,550 and $30,000,  respectively for the years ended December 31, 2016 and 2015, related to these two motion pictures.  As of December 31, 2016 and 2015, the Company had a balance of $4,189,930 and $14,893,329, respectively recorded as capitalized production costs related to our  motion picture.  As of December 31, 2016,the Company has amortized all of the capitalized production costs related to Believe and 65% of the capitalized production costs related to Max Steel.   The Company expects that approximately 85% of the capitalized production costs of Max Steel will be amortized over the next two years.

ASC 926-20-35-12 states that “unamortized film costs shall be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs”.  Max Steel did not perform as well as expected in the domestic box office.  Since the Company determined that Max Steel’s  performance in the domestic box office was an indicator that the capitalized production costs may be impaired, it used a discounted cash flow model to help determine the fair value of the capitalized production costs.  After careful analysis, the Company recorded an impairment of $2,000,000 since it determined that the fair value of the motion picture was lower than the balance of the capitalized production costs.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has deferred $215,000 and $275,000 in capitalized production costs as of December 31, 2016 and 2015 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of December 31, 2016.

On November 17, 2015, the Company entered into a quitclaim agreement with a distributor for rights to a script owned by the Company.  As part of the agreement the Company will receive $221,223 plus interest and a profit participation if the distributor decides to produce the motion picture within 24 months after the execution of the agreement.  If the motion picture is not produced within the 24 months, all rights revert back to the Company. As per the terms of the agreement, the Company is entitled to co-finance the motion picture and the distributor will assist the Company in releasing its completed motion picture.  The Company recorded $213,300 in direct costs and reduced the capitalized production costs by the same amount during the year ended December 31, 2015 as there is no guarantee the  distributor will produce the motion picture. Additionally, during the year ended December 31, 2016, the Company decided that it would not extend its option to produce a script that it had purchased.  As a result, the Company recorded $75,000 in direct costs and reduced the capitalized production costs by the same amount during the year ended December 31, 2016.  The Company did not have any other development projects abandoned during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, respectively, the Company has total capitalized production costs of $4,654,013 and $15,168,329, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheets related to motion pictures.

Digital

During the year ended December 31, 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement with an unrelated party and is responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees.  The project is still in production, and as such, for the year ended December 31, 2016, revenues earned from digital projects were immaterial.  For the year ended December 31, 2015, the Company earned $2,929,518 from the release of the digital web series, South Beach-Fever..  The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amount of $2,439 and $1,642,120 for the years ended December 31, 2016 and 2015.

In previous years, the Company entered into agreements to hire writers to develop scripts for other digital web series productions.  Management evaluated the scripts and based on guidance in ASC 926-20-40-1 impaired $648,525 of capitalized production costs during the year ended December 31, 2015, as the scripts were more than three years old and the Company had not begun production on the projects.

 As of December 31, 2016 and 2015, respectively, the Company has total capitalized production costs of $249,083 and $2,439, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheet related to web series.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of its motion picture, Max Steel, in certain international territories. The motion picture was delivered to the distributors and other stipulations, as required by the contracts were met, and the Company had a balance of $3,668,646 in accounts receivable related to these contracts.

Other Current Assets

The Company had a balance of $2,665,781 and $2,827,131 in other current assets on its consolidated balance sheets as of December 31, 2016 and 2015, respectively. As of December 31, 2016, these amounts were primarily comprised of tax incentive receivables and prepaid loan interest. For the year ended December 31, 2015, the amount was primarily comprised of tax incentive receivables, loan receivable, prepaid expenses and advertising revenue.

Tax Incentives -The Company has access to government programs that are designed to promote film production in the jurisdiction. As of December 31, 2016 and 2015, the Company recorded $2,060,883 and $1,854,066 from these tax incentives. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized. During the year ended December 31, 2015, the Company received $131, 807, net of discount and financing fees, related to these incentives. The remaining tax incentives were collected subsequent to December 31, 2016.

Prepaid Interest – The Company entered into a loan and security agreement to finance the distribution and marketing costs of a motion picture and prepaid interest related to the agreement. As of December 31, 2016, there was $602,697 of prepaid interest recorded.

Loan Receivable – During the year ended December 31, 2015, Dolphin Films entered into a Loan and Security agreement, with an existing investor, for $500,000 that was paid, net of interest, in January of 2016.

Prepaid Expenses – As of December 31, 2015, the Company prepaid $62,500 for consulting fees for the first quarter of 2016.

Advertising Revenue Receivable -  During the year ended December 31, 2015, the Company released a web series on Hulu.  As of December 31, 2015, it recorded $569,772 of advertising receivables related to this project.  The receivable was collected in 2016.

NOTE 6 — DEBT

Kids Club Agreements

During February 2011, the Company entered into two agreements with individual parties (each a “Kids Club Agreement”) for the development of a child fan club for the promotion of a local university and its collegiate athletic program (the “Group Kids Club”). Under each Kids Club Agreement, each party paid the Company $50,000 in return for the participation of future revenue generated by the Group Kids Club. Pursuant to the terms of each of the Kids Club Agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped. Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000 (the “Investment Ratio”). Thereafter, each individual party was to share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the Investment Ratio. The Company had made aggregate payments of $45,000 under one of the two Kids Clubs Agreements. During the year ended December 31, 2016, the Company agreed to terminate such Kids Club Agreement with one of the parties for (i) $10,000, plus (ii) the balance of the original investment ($5,000). The Company paid such individual party $15,000 on July 18, 2016 in full settlement of the Company’s obligations under such Kids Club Agreement, and the Kids Club Agreement for such party was terminated. On October 3, 2016, the Company entered into a debt exchange agreement with the remaining party whereby The Company agreed to issue 12,000 shares of Common Stock at an exchange price of $5.00 per share to in exchange for  (i) $10,000 plus (ii) the remaining party’s original investment of $50,000 to terminate the Kids Club Agreement.

For the years ended December 31, 2016 and 2015,  there were no significant revenues generated or costs incurred related to the Group Kids Club.  The Company balance of debt related to the Kids Club Agreements as of December 31, 2016 and 2015 was $0 and $100,000, respectively.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, the Company entered into Equity Finance Agreements (the “Equity Finance Agreements”) for the future production of web series and the option to participate in the production of future web series. The investors contributed a total investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a prorata basis, until the total investment was recouped and then would have shared at a lower percentage of the additional revenues. The Equity Finance Agreements stated that prior to December 31, 2012, the Company could utilize all, or any portion, of the total investment to fund any chosen production. Per the Equity Finance Agreements, the Company was entitled to a producer’s fee, not to exceed $250,000, for each web series that it produced before calculating the share of revenues owed to the investors. The Company invested these funds in eleven projects. On January 1, 2013, the “production cycle”, as defined in the  Equity Finance Agreements,  ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used. Based on the producer’s gross revenues, (as defined in the Equity Finance Agreements) for the productions to date and the amount of investor funds used to date, the Company was not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2016 and 2015. Two of the productions were completed as of December 31, 2016 and there was no producer gross revenue as defined in the Equity Finance Agreements for each of the years ended December 31, 2016 and 2015 related to those two productions The costs of the other nine projects was impaired and no future projects are planned with funds from the Equity Finance Agreements. As a result, the investors did not recoup any of their investment.

On June 23, 2016, the Company entered into a settlement agreement (the “Settlement”) with one of the Equity Finance Agreement investors that had originally contributed $105,000. Pursuant to the terms of the Settlement, the Company made a payment of $200,000 to the investor on June 24, 2016 resulting in a loss on extinguishment of debt of $95,000 recorded in the consolidated statement of operations for the year ended December 31, 2016. On October 3, 13 and 27, 2016, the Company entered into debt exchange agreements with three Equity Finance Agreement three investors to issue an aggregate total of 66,200 shares of Common Stock at an exchange price of $5.00 per share to terminate each of their Equity Finance Agreements for a cumulative original investment amount of $331,000. On the date of the conversions the market price of the Common Stock was between $6.25 and $6.75 and as a result, the Company recorded a loss on extinguishment of debt of $112,025, related to these three agreements, on its consolidated statement of operations. On December 29, 2016, the Company entered into a termination agreement whereby the Company agreed to issue Warrant “K” to another investor that entitles the warrant holder to purchase 170,000 shares of Common Stock at an exercise price of $0.015 per share in return for terminating its Equity Finance Agreement. As a result, the Company recorded a loss on extinguishment of debt of $538,685 on the consolidated statement of operations for the year ended December 31, 2016 based on the difference between the fair value of the Warrant “K” and the carrying amount of the balance owed to the investor under the Equity Finance Agreement on the date the Equity Finance Agreement was terminated. The Company balance of debt related to the Equity Finance Agreements as of December 31, 2016 and 2015 was $0 and $1,000,000, respectively.

Loan and Security Agreements

First Group Film Funding

During the years ended December 31, 2013 and 2014, the Company entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for notes with an aggregate principal amount of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 note and the Company used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, the notes accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, the Company exercised its option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing by 1.25%  resulting in rates ranging from 12.50% to 13.25%. The First Loan and Security Noteholders, as a group, will receive the Company’s entire share of the proceeds from the motion picture productions funded under the First Loan and Security Agreements, on a prorata basis, until the principal investment is repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder's loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, the Company entered into debt exchange agreements with certain First Loan and Security Noteholders on substantially similar terms to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, the Company agreed to convert the debt owed to certain First Loan and Security Noteholders into Common Stock at an exchange rate of $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016, the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, the Company recorded losses on the extinguishment of debt on its consolidated statement of operations of $3,328,366 for the year ended December 31, 2016 based on the difference between the fair value of the Common Stock issued and the carrying amount of outstanding balance of the exchanged notes on the date of the exchange.   On December 29, 2016, as part of a global settlement agreement with an investor that was the noteholder under each of the First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement,  the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $1,160,000 of debt from the note under the First Loan and Security Agreement.   See Note 16 for further discussion of Warrant “J”.

During the years ended December 31, 2016 and 2015, the Company expensed $518,767 and $$1,238,234, respectively in interest related to the First Loan and Security Agreements. As of December 31, 2016 and 2015, the Company had $0 and $9,334,303, respectively of outstanding debt related to the First Loan and Security Agreements and $0 and $602,661, respectively of accrued interest recorded in other current liabilities on the Company’s consolidated balance sheets.

Web Series Funding

During the years ended December 31, 2014 and 2015, the Company entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4,090,000 which the Company used to finance production of its 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, the Company issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, the Company exercised its option under the Web Series Loan and Security Agreements to extend the maturity date of these notes to August 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing 1.25% resulting in interest rates ranging from 11.25% to 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the First Loan and Security Noteholders, as a group, would have had the right to participate in 15% of the Company’s future profits generated by the series (defined as the Company’s gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.

On March 29, 2016 and June 30, 2016, the Company entered into eleven individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $2,650,000 of principal and $289,017 of accrued interest under the Web Series Loan and Security Agreements into an aggregate of 587,804 shares of Common Stock at an exchange price of $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. On December 15 and December 20, 2016, the Company entered into substantially identical Subscription Agreements with two Web Series Noteholders to convert $1,265,530 of principal and interest into an aggregate of 253,106 shares of Common Stock at an exchange price of $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. The Company recorded a loss on extinguishment of debt of $1,489,582 on its consolidated statement of operations related to the Web Series Loan and Security Agreements due to the following market prices per share on the dates of the exchanges (i) $6.00 per share for 576,676 shares issued, (ii) $6.08 for 11,128 shares issued, (iii) $6.10 for 253,934 shares issued and (iv) $6.45 for 32,273 shares issued, which were in excess of the $5.00 per share exchange prices. On December 29, 2016, as part of a global settlement agreement with another investor that was the Noteholder of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $340,000 of debt from the Web Series Loan and Security Agreement. See Note 16 for further discussion of Warrant “J”.

During the years ended December 31, 2016 and 2015, the Company recorded expense of $31,487 and $388,320 respectively, in interest related to the Web Series Loan and Security Agreements. As of December 31, 2016 and 2015, respectively, the Company had outstanding balances of $0 and $4,090,000, respectively of principal and $0 and $173,211, respectively, of accrued interest recorded on the Company’s consolidated balance sheets.

Second Group Film Funding

During the year ended December 31, 2015, the Company entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for notes with an aggregate principal amount of $9,274,327 to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this total aggregate amount, notes with an aggregate principal amount of $8,774,327 were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, Inc., primarily related to the production and distribution of the motion picture, “Believe”. The remaining $500,000 of principal amount was related to a note issued in exchange for cash.  The notes issued pursuant to the Second Loan and Security Agreements accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. The Company did not exercise its option to extend the maturity date of these notes until July 31, 2018. The Second Loan and Security Noteholders, as a group, will receive the Company’s entire share of the proceeds from the related group of film projects, on a prorata basis, until the principal balance is repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from such projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each Second Loan and Security Noteholder’s loan principal as a percentage of the total loan proceeds received to fund the specific motion picture productions.

On May 31, 2016 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,003,337 of principal and $341,013 of accrued interest into shares of Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at an exchange price of $5.00 per share and issued 868,870 shares of Common Stock.  On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt of $1,312,059 on its consolidated statement of operations for the year ended December 31, 2016, due to the difference between the exchange price and the market price of the Common Stock on the dates of exchange.  On June 22, 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000. On December 29, 2016, as part of a global settlement agreement with an investor that was the noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement,  the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $4,970,990 of debt from the note under the Second Loan and Security Agreement.  See Note 16 for further discussion of Warrant “J”.

During the years ended December 31, 2016 and 2015, the Company recorded interest expense of  $715,934 and $634,923, respectively, related to the Second Loan and Security Agreements.

 As of December 31, 2016 and  2015, the Company had $0 and $9,334,303, respectively, of outstanding debt related to the Second Loan and Security Agreements and $0 and $228,040, respectively of accrued interest recorded in other current liabilities on the Company’s consolidated balance sheets.

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

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of the Company’s feature film, Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,147,520 and $381,566, respectively, as of December 31, 2016 and 2015 in other current liabilities on the Company’s consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

During the year ended December 31, 2016, the motion picture, Max Steel, was released in the US and delivered to the international distributors.  International distributors made payments totaling $3,493,105 and $675,507 of Canadian tax incentives were received for an aggregate of $4,168,612 applied to the balance of the Production Service Agreement debt.  As of December 31, 2016 and 2015 the Company had outstanding balances of $6,243,069 and $10,411,681, respectively, related to this debt on its consolidated statement of operations.

Loan and Security Agreement – (Prints and Advertising Loan)

On August 12, 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (?Max Steel Holding?) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the ?P&A Loan?) providing for $14,500,000 non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of ?Max Steel”. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company has granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the consolidated balance sheet as of December 31, 2016, and rights to the assets of Max Steel Holdings, but without recourse to the assets of the Company. The loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film.  The lender has retained a reserve of $1,531,871 for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility will accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of December 31, 2016, the Company had an outstanding balance of $12,500,000, including the Reserve, related to this agreement recorded on the consolidated balance sheet as of December 31, 2016.  The Company recorded $10,168,129 in distribution and marketing costs related to the release of the feature film on the consolidated statement of operations for the year ended December 31, 2016.

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

On February 5, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 632,800 shares of Common Stock were issued in satisfaction of the convertible note payable. As of December 31, 2016 and 2015, the Company recorded $0 and $3,164,000 as convertible note and accrued $0 and $21,671 of interest in other current liabilities in its consolidated balance sheets. The Company expensed $31,207 of interest, incurred prior to its conversion, during the year ended December 31, 2016.

NOTE 8 — NOTES PAYABLE

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the years ended December 31, 2016 and 2015. The Company recorded accrued interest of $134,794 and $104,712 as of December 31, 2016 and 2015, respectively related to this note. As of December 31, 2016 and 2015, the Company had a balance of $300,000 on its consolidated balance sheets related to this note payable.

The Company expensed $30,082 and $30,000, respectively for the years ended December 31, 2016 and 2015, respectively for interest related to this note.

NOTE 9 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company issued an unsecured revolving promissory note (the “DE Note”) to Dolphin Entertainment (“DE”), an entity wholly owned by the Company's CEO that, at December 31, 2016 and December 31, 2015, had outstanding balances of $0 and $1,982,267, respectively. The DE Note accrued interest at a rate of 10% per annum. Dolphin Entertainment had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to the Company. During the year ended December 31, 2015, DE loaned the Company $2,797,000 and was repaid $3,267,000 in principal. During the year ended December 31, 2016, DE advanced the Company $270,000. On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with DE. Pursuant to the terms of the Subscription Agreement, the Company and DE agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the DE Note into 614,682 shares of Common Stock. The shares were converted at a price of $5.00 per share. On the date of the conversion that market price of the shares was $6.00 and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the consolidated statement of operations for the year ended December 31, 2016. During the year ended December 31, 2016 and 2015 $32,008 and $340,050 was expensed in interest, respectively and the Company recorded accrued interest of $5,788 and $1,126, related to the DE Note, on its consolidated balance sheet as of December 31, 2016 and 2015, respectively.

In addition, DE has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of DE’s debtholders, pursuant to which the debtholders exchanged their DE notes for notes issued by Dolphin Films totaling $8,774,327. See Note 6 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to Dolphin Entertainment by Dolphin Films. On October 1, 2016, Dolphin Films entered into a promissory note with DE (the “New DE Note”) in the principal amount of $1,009,624.  The New DE Note is payable on demand and bears interest at 10% per annum.  As of  December 31, 2016 and 2015, Dolphin Films owed DE $434,326 and $2,917,523, respectively, that was recorded on the condensed consolidated balance sheets. Dolphin Films recorded interest expense of $83,551 and $148,805, respectively for the years ended December 31, 2016 and 2015.

NOTE 10—FAIR VALUE MEASUREMENTS

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (the “Warrants”) for which the Company determined that the Warrants should be accounted for as derivatives (see Note 16), for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the consolidated statements of operations.  The carrying amount at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet at December 31, 2016 is $20,405,190, and due to the decrease in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the year, the Company recorded a gain on the warrant liability of $2,195,542 in the consolidated statement of operations for the year ended December 31, 2016.  There were no assets or liabilities carried at fair value on a recurring basis at December 31, 2015 or for the year then ended.

The Warrants have the following terms:

	Issuance Date	Number of Common Shares	Initial Per Share Exercise Price	Initial Term (Years)	Expiration Date
Series G Warrants	November 4, 2016	1,500,000	$5.00	1.2	January 31, 2018
Series H Warrants	November 4, 2016	500,000	$6.00	2.2	January 31, 2019
Series I Warrants	November 4, 2016	500,000	$7.00	3.2	January 31, 2020
Series J Warrants	December 29, 2016	2,170,000	$.015	4	December 29, 2020
Series K Warrants	December 29, 2016	170,000	$.015	4	December 29, 2020

The Warrants have an adjustable exercise price due to a full ratchet down round provision, which would result in a downward adjustment to the exercise price in the event the Company completes a financing in which the price per share of the financing is lower than the exercise price of the Warrants in effect immediately prior to the financing.

Due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the Warrants, the Company concluded it is necessary to measure the fair value of the Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” according to the fair value hierarchy in ASC 820, Fair Value. In general, level 3 assumptions utilize unobservable inputs that are supported by little or no market activity in the subject instrument and that are significant to the fair value of the liabilities. The unobservable inputs the Company utilizes for measuring the fair value of the Warrant liability reflects management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The Company’s management determined the fair value of the warrant liability as of December 31, 2016 by using a Monte Carlo simulation model with the following key inputs:

	As of December 31, 2016
Inputs	Series G	Series H	Series I	Series J	Series K
Volatility (1)	63.6%	79.1%	70.8%	65.8%	65.8%
Expected term (years)	1.08	2.08	3.08	4	4
Risk free interest rate	.879%	1.223%	1.489%	1.699%	1.699%
Common stock price	$6.00	$6.00	$6.00	$6.00	$6.00
Exercise price	$5.00	$6.00	$7.00	$.02	$.02
(1)
“Level 3” input.

The stock volatility assumption represents the range of the volatility curves used in the valuation analysis that the Company has determined market participants would use based on comparison with similar entities.  The risk-free interest rate is interpolated where appropriate, and is based on treasury yields. The valuation model also included a level 3 assumption as to dates of potential future financings by the Company that may cause a reset of the exercise price.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income or loss will reflect the volatility in changes to these estimates and assumptions.  The fair value is most sensitive to changes at each valuation date in the Company’s Common Stock price, the volatility rate assumption, and the exercise price, which could change if the Company were to do a dilutive future financing.

Other financial instruments such as cash, accounts receivable, debt, notes and related party notes approximate their fair value due to their short term nature or being due on demand.

NOTE 11 — LICENSING AGREEMENTS - RELATED PARTY

The Company has entered into a ten year licensing agreement with Dolphin Entertainment, a related party. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2016 and 2015.

NOTE 12 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its consolidated balance sheet.    During the year ended December 31, 2016,  the Company delivered the motion picture to various international distributors and recorded $1,371,687 of revenue from production from these deposits.  As of December 31, 2016 and 2015, the Company recorded $46,681 and $1,418,368 as deferred revenue on its consolidated balance sheets.

NOTE 13 – VARIABLE INTEREST ENTITIES

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

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of December 31, 2016 and 2015, and in the statements of operations and statements of cash flows presented herein for the years ended December 31, 2016 and 2015. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC As of and for the years ended December 31,		JB Believe LLC As of and for the years ended December 31,
(in USD)	2016	2015	2016	2015
Assets	12,327,887	18,295,633	240,269	143,549
Liabilities	(15,922,552)	(19,113,335)	(7,014,098)	(6,655,335)
Revenues	9,233,520	-	133,331	101,555
Expenses	(11,627,444)	(677,339)	(395,374)	(398,959)

NOTE 14 — STOCKHOLDERS’ DEFICIT

A) Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On October 14, 2015, the Company amended its Articles of Incorporation to designate 4,000,000 preferred shares, as “Series B Convertible Preferred Stock” with a $0.10 par value. Each share of Series B Convertible Preferred Stock is convertible, at the holders request, into 0.95 shares of Common Stock.  Holders of Series B Convertible Preferred Stock do not have any voting rights.

On October 16, 2015, the Company and T Squared Partners LP ("T Squared") entered into a Preferred Stock Exchange Agreement whereby 1,042,753 shares of Series A Convertible Preferred Stock were to be exchanged for 1,000,000 shares of Series B Convertible Preferred Stock upon satisfaction of certain conditions. On March 7, 2016, all conditions were satisfied and, pursuant to the Preferred Stock Exchange Agreement, the Company issued to T Squared Partners LP 1,000,000 shares of Series B Convertible Preferred Stock. The Company retired the 1,042,753 shares of Series A Convertible Preferred Stock it received in the exchange. The Company recorded a preferred stock dividend in additional paid in capital of $5,227,247 related to this exchange. On November 14, 2016, T Squared notified the Company that it would convert 1,000,000 shares of Series B Preferred Stock into 950,000 shares of the Common Stock effective November 16, 2016.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”.  An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment for so long as Mr. O’Dowd continues to beneficially own at least 90% of Dolphin Entertainment and serves on the board of directors or other governing body of Dolphin Entertainment, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others but for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. The certificate of designation of the Series C Convertible Preferred Stock (the “Certificate of Designation”) provides that each share of Series C Convertible Preferred Stock is convertible into one share of Common Stock. Until the fifth anniversary of the date of the issuance, the Series C Convertible Preferred Stock has certain anti-dilution protections as provided in the Certificate of Designation. Specifically, the number of shares of Common Stock into which the Series C Convertible Preferred Stock may convert (the “Conversion Number”) will be adjusted for each future issuance of Common Stock (but not upon issuance of Common Stock equivalents) (i) upon the conversion or exercise of any instrument currently or hereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Series C Preferred Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding at the time by the holder, which is approximately 53% of the shares of Common Stock outstanding at December 31, 2016. The shares of Series C Convertible Preferred Stock will automatically convert into the number of shares of Common Stock equal to the Conversion Number in effect at that time (“Conversion Shares”) upon the occurrence of any of the following events: (i) upon transfer, by current holder, of the Series C Convertible Preferred Stock to any holder other than an Eligible Class C Preferred Stock Holder, (ii) if the aggregate number of shares of Common Stock plus Conversion Shares (issuable upon conversion of each share of Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock) held by the Eligible Class C Preferred Stock Holders in the aggregate constitutes 10% or less of the sum of (x) the outstanding shares of Common Stock plus (y) all Conversion Shares held by the Eligible Class C Preferred Stock Holders and (iii) at such time as the holder of Series C Convertible Preferred Stock ceases to be an Eligible Class C Preferred Stock Holder. Series C Convertible Preferred Stock will only be convertible by the holder upon the Company satisfying certain “optional conversion thresholds” as provided in the Certificate of Designation. The Certificate of Designation also provides for a liquidation value of $0.001 per share. The holders of Series C Convertible Preferred Stock and Common Stock will vote together as a single class on all matters upon which the Common Stock is entitled to vote, except as otherwise required by law. The holders of Series C Convertible Preferred Stock will be entitled to three votes for each share of Common Stock into which such holders’ shares of Series C Convertible Preferred Stock could then be converted. The Certificate of Designation also provides for dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

On March 7, 2016, as the Merger Consideration related to the Company’s merger with Dolphin Films (see Note 4 for further discussion), Dolphin Entertainment was issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock. On November 15, 2016, Mr. O’Dowd converted 2,300,000 shares of Series B Convertible Preferred Stock into 2,185,000 shares of the Company’s Common Stock.

As of December 31, 2016, the Company did not have any Series B Convertible Preferred Stock outstanding and 1,000,000 shares  of Series C Convertible Preferred Stock issued and outstanding.  As of December 31, 2015, the Company had 1,042,753 shares of Series A Convertible Preferred Stock issued and outstanding.

B) Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 10,000,000 shares have been designated for an Employee Incentive Plan. As of December 31, 2016 and 2015, no awards have been issued in connection with this plan.  On February 23, 2016, the Company filed Articles of Amendment to the Amended Articles of Incorporation with the Secretary of State of the State of Florida to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000.

On February 5, 2016, the Company issued 632,800 shares of Common Stock, at a post-split price of $5.00 per share, in connection with the conversion of the debt per the terms of the convertible debt agreement entered into on December 7, 2015. See Note 7 for further discussion.

On March 4, 2016, the Company issued 614,682 shares of Common Stock in connection with a subscription agreement entered into with Dolphin Entertainment for debt and interest on its revolving promissory note. The debt was converted at a post-split price of $5.00 per share. See Note 9 for further discussion.

On March 29, 2016, the Company entered into ten debt exchange agreements to convert $2,883,377 of aggregate principal and accrued interest under certain loan and security agreements into 576,676 shares of Common Stock at a post-split conversion price of $5.00 per share. See Note 6 for further discussion.

On April 1, 2016, the Company entered into subscription agreements under substantially identical terms with certain private investors (the “Quarterly Investors”), pursuant to which the Company issued and sold to the Quarterly Investors in a private placement (the “Quarterly Placement”) an aggregate of 1,075,000 shares (the “Initial Subscribed Shares”) of Common Stock (on a post-split basis), at a post-split purchase price of $5.00 per Share (the “Quarterly Purchase Price”). The Quarterly Placement initially provided $5,375,000 of aggregate gross proceeds to the Company. Under the terms of the Agreements, each Quarterly Investor has the option to purchase additional shares of Common Stock at the Quarterly Purchase Price, not to exceed the number of such Quarterly Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, a Quarterly Investor must deliver notice to the Company of such election during the first ten business days of the applicable quarter, specifying the number of additional shares of Common Stock such Quarterly Investor elects to purchase. If a Quarterly Investor timely delivers such notice to the Company, then the closing of the sale of the applicable number of additional shares of Common Stock must occur on the last business day of the applicable quarter. On June 28, 2016, the Company received $500,000 and issued 100,000 shares of Common Stock related to these agreements. On October 13, 2016, the Company received $600,000 and issued 120,000 shares of Common Stock related to these agreements.

On May 9, 2016, the Company filed Articles of Amendment to its Amended Articles of Incorporation to effectuate a 1 to 20 reverse stock split, as previously approved by the Company’s Board of Directors and a majority of its shareholders. The reverse stock split became effective on May 10, 2016. All shares and per share amounts in the Consolidated Financial Statements have been retrospectively adjusted for the reverse stock split.

On May 31, 2016, the Company entered into debt exchange agreements under substantially identical terms with certain investors, pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 946,509 shares of Common Stock, in exchange for the cancellation of $4,732,545 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $5.00 per share. See Note 6 for further discussion.

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

On June 30, 2016, the Company, entered into debt exchange agreements under substantially identical terms with certain investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 2,552,659 shares of Common Stock, in exchange for the cancellation of $12,763,295 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $5.00 per share. See Note 6 for further discussion.

On June 30, 2016, the Company entered into a substantially identical debt exchange agreement as those entered into on March 29, 2016. Pursuant to the terms of the debt exchange agreement, the Company converted an aggregate of $55,640 principal and interest into 11,128 shares of Common Stock at a conversion price of $5.00 per share. See Note 6 for further discussion.

On October 3, 2016, October 13, 2016 and October 27, 2016, the Company entered into three substantially identical debt exchange agreements to issue an aggregate of 66,200 shares of Common Stock at an exchange price of $5.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $331,000.

On October 3, 2016, the Company entered into a debt exchange agreement and agreed to issue 12,000 shares of the Common Stock at an exchange price of $5.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000.

On October 13, 2016, the Company entered into six substantially identical subscription agreements, pursuant to which the Company issued 25,000 shares at $5.00 per share and received $125,000.

On November 15, 2016, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 100,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $500,000 in proceeds for the Company.

On November 16, 2016, the Company entered into five subscription agreements pursuant to which the Company issued and sold to three investors 25,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $125,000 in proceeds for the Company.

On November 22, 2016, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 10,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $50,000 in proceeds for the Company.

On December 15 and December 20, 2016, the Company entered into two substantially identical subscription agreements with two noteholders to convert an aggregate of $1,265,530 principal and interest on the notes into 253,106 shares of Common Stock at a conversion price of $5.00 per share. See Note 6 for further discussion.

As of December 31, 2016 and 2015, the Company had 14,395,521 and 4,094,618 shares of Common Stock issued and outstanding, respectively.

C)   Noncontrolling  Interest

On May 21, 2012, the Company entered into an agreement with a note holder to form Dolphin Kids Clubs, LLC ("Dolphin Kids Clubs"). Under the terms of the agreement, Dolphin converted an aggregate amount of $1,500,000 in notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity. The Company holds the remaining 75% and thus controlling interest in Dolphin Kids Clubs. The purpose of Dolphin Kids Clubs is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It is a “gross revenue agreement” and the Company will be responsible for paying all associated operating expenses. On December 29, 2016, as part of a global agreement with the 25% member of Dolphin Kids Clubs, the Company entered into a Purchase Agreement and acquired the 25% noncontrolling interest of Dolphin Kids Clubs.  In exchange for the 25% interest, the Company issued Warrant “J” that entitles the warrant holder to purchase shares of common stock at a price of $0.015 per share.  At the time of the agreement, the balance of the noncontrolling interest was $2,970,708.  The Company recorded to Additional Paid in Capital $921,123 for the difference between the fair value of the warrants and the balance of the noncontrolling interest on the consolidated balance sheet on the date of the agreement.  See Note 16 for further discussion of Warrant “J”.

In accordance with ASC 810-20, Consolidation – Control of Partnerships and Similar Entities Dolphin Kids Clubs is consolidated in the Company’s financial statements. Amounts attributable to the noncontrolling interest will follow the provisions in the contractual arrangement. As of December 31, 2015, noncontrolling interest of $2,977,808 is presented as a separate component of shareholders’ equity on the consolidated balance sheet.

NOTE 15 — LOSS PER SHARE

Net loss per share is computed by dividing income available to holders of Common Stock (the numerator) by the weighted-average number of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company included the preferred stock dividend of $5,227,247 in the calculation of loss per share for the year ended December 31, 2016, as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported the following were excluded from the computation of diluted loss per share (i) dilutive common equivalent shares as of December 31, 2015, (ii) 5,890,000 and 1,050,000 of warrants as of December 31, 2016 and 2015, respectively and (iii) convertible debt as of December 31, 2015. These were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

NOTE 16 — WARRANTS

A summary of warrants outstanding at December 31, 2015 and issued, exercised and expired during the year ended December 31, 2016 is as follows (amounts have been adjusted to reflect the reverse stock split):

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2015	1,050,000	$3.45
Issued	4,840,000	2.90
Exercised	—	—
Expired	—	—
Balance at December 31, 2016	5,890,000	$2.99

On March 10, 2010, T Squared Investments, LLC (“T Squared”) was issued Warrant “E” for 350,000 shares of Dolphin Digital Media, Inc. at an exercise price of $5.00 per share with an expiration date of December 31, 2012.  T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.002 per share. Each time a payment by T Squared is made to Dolphin, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.002 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act of 1933 (the “Securities Act”). During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000.  During the year ended December 31, 2016, T Squared paid $50,000 for the issuance of Warrants G, H and I as described below.  Per the provisions of the Warrant Purchase Agreement, the $50,000 was to reduce the exercise price of Warrant “E”.  As such, the current exercise price is $$0.22 per share.

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 350,000 warrants to T Squared (“Warrant “F”) with an exercise price of $5.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.002 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the year ended December 31, 2016 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 350,000 warrants with an exercise price of $5.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.002 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the year ended December 31, 2016 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise Price	Fair Value as of December 31, 2016	Expiration Date
Warrant “G”	1,500,000	$5.00	$3,300,671	January 31, 2018
Warrant “H”	500,000	$6.00	$1,524,805	January 31, 2019
Warrant “I”	500,000	$7.00	$1,568,460	January 31, 2020
	2,500,000		$6,393,936

The Warrants “G”, “H” and “I” each contain an antidilution provision which in the event the Company sells grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.01 per share. The Common Stock issuable upon exercise of Warrants “G”, “H” and “I” are not registered and will contain a restrictive legend as required by the Securities Act. At such time when the T Squared has paid down the warrants to an exercise price of $0.01 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the consolidated financial statements as derivative liabilities at fair value (see Note 10).

On December 29, 2016, in connection with the purchase by the Company of 25% of the outstanding membership interests of Dolphin Kids Club, LLC, the termination of an Equity Finance Agreement and the debt exchange of First Loan and Security Notes, Web Series Notes and Second Loan and Security Notes (See Note 6), the Company issued Warrant “J” and Warrant “K” (Warrants “J” and “K”) to the seller. A summary of Warrants “J” and “K” follows:

Warrant:	Number of Shares	Exercise Price	Fair Value as of December 31, 2016	Expiration Date
Warrant “J”	2,170,000	$.015	$12,993,342	December 29, 2020
Warrant “K”	170,0000	$.015	$1,017,912	December 29, 2020
	2,340,000		$14,011,254

 The Warrants “J” and “K” each contain an antidilution provision that in the event the Company sells grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below the current exercise price per share of Warrants “J” and “K”, then the current exercise price per share for the Warrants “J” and “K” that are outstanding will be reduced to such lower price per share. The Common Stock issuable upon exercise of Warrants “J” and “K” are not registered and will contain a restrictive legend as required by the Securities Act. At such time as the exercise price is $0.01 per share or less, the holder will have the right to exercise the Warrants “J” and “K” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act.

Due to the existence of the antidilution provision, the Warrants “J” and “K” are carried in the consolidated financial statements as derivative liabilities at fair value (see Note 10).

None of the warrants were included in computing diluted earnings per share because the effect was anti-dilutive.

 NOTE 17— RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO was eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement included provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,250,000 and $2,000,000 of compensation as accrued compensation and $735,211 and $523,144 of interest in other current liabilities on its consolidated balance sheets as of December 31, 2016 and 2015, respectively, in relation to this agreement. For the years ended December 31, 2016 and 2015, the Company recorded interest expense of $212,066 and $186,513, respectively, on the consolidated statements of operations.

During the year ended December 31, 2016, the Company issued Warrants G, H and I that entitled T Squared, a related party which would own 9.99%, on the fully diluted basis, of Common Stock to purchase up to 2,500,000 shares of Common Stock.  T Squared already held Warrants E and F that entitles them to purchase up to 700,000 shares of the Company’s common stock.  As a result, T Squared has warrants entitling them to purchase up to an aggregate number of 3,200,000 shares of Common Stock.   Warrants E, F, G, H and I have a maximum exercise provision that prohibit T Squared from exercising warrants that would cause them to exceed 9.99% of the outstanding shares of Common Stock, unless the restriction is waived or amended, which may only be done with the consent of the Company and T Squared.  The TSquared warrants have the following exercise prices and expiration dates (See Note 16 for further discussion):

Warrant	Number of shares	Exercise price	Expiration
Warrant E	350,000	$0.22	December 31, 2018
Warrant F	350,000	$5.00	December 31, 2018
Warrant G	1,500,000	$5.00	January 31, 2018
Warrant H	500,000	$6.00	January 31, 2019
Warrant I	500,000	$7.00	January 31, 2020

 During 2015, the Company agreed to pay a related party, Dolphin Entertainment $250,000 for a script that it had developed for a web series that the Company produced during the year ended December 31, 2015. As December 31, 2016 and 2015, the Company recorded an accrual of $250,000 in other current liabilities on its consolidated balance sheets.

As discussed in Note 4, on October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and Dolphin Entertainment, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result of the Merger, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B”), par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment. During the year ended December 31, 2016, the Series B shares were converted into 2,185,000 shares of Common Stock.

In connection with the Merger, on October 16, 2015, the Company and T Squared entered into a Preferred Stock Exchange Agreement pursuant to which the Company agreed to issue 1,000,000 shares of Series B to T Squared in exchange for 1,042,753 shares of Series A Convertible Preferred Stock, previously issued to T Squared. During the year ended December 31, 2016, T Squared converted the Series B into 950,000 shares of Common Stock.

The Company entered into a verbal agreement with Dolphin Entertainment for producer services related to certain of its projects. The agreement was for an annual amount of $500,000. The Company terminated the agreement effective June 30, 2015. The Company recorded $250,000 during the year ended December 31, 2015 in its consolidated statement of operations.

During the year ended December 31, 2016, the Company entered into the following transactions with entities under the control of Justo L Pozo, an affiliate of the Company; (i) Debt exchange agreement with Pozo Opportunity Fund I to exchange debt in the amount of $5,088,692 into 1,017,738 shares of Common Stock, (ii) Debt Exchange Agreement with Pozo Capital Partners LLP to exchange debt in the amount of $2,423,166 into 484,633 shares of Common Stock, (iii) Debt Exchange Agreement with Pozo Capital Partners LLP to exchange debt in the amount of $636,287 into 127,257 shares of Common Stock, (iv) Subscription Agreement with Pozo Opportunity Fund II, LLC for the purchase of 50,000 shares of Common Stock at a price of $5.00 per share and (v) mandatory issuance of 632,800 shares of Common Stock per the terms of a Convertible Debt Agreement with Pozo Opportunity Fund II, LLC. As a result of the transaction, Justo L Pozo, individually and collectively with the above entities is the owner of approximately 16% of the outstanding shares of Common Stock.

NOTE 18 — INCOME TAXES

Income tax expense (benefit) is as follows:

	December 31,
	2016	2015
Current income tax expense (benefit)
Federal	$-	$-
State	-	-
	$-	$-
Deferred income tax expense (benefit)
Federal	$(10,854,954)	$(1,354,370)
State	(817,631)	(202,112)
	$(11,259,911)	$(1,556,482)
Change in valuation allowance (benefit)
Federal	$10,854,954	$1,354,370
State	817,631	202,112
	11,259,911	1,556,482
Income tax expense	$-	$-

At December 31, 2016 and 2015, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015

Deferred tax assets:
Long Term:
Accrued expenses	$177,447	$184,726
Interest expense	329,942	726,575
Deferred Rent	3,418	11,251
Accrued compensation	829,051	779,967
Other expenses	-	3,649

Capitalized costs	$795,318	$829,108
Capitalized production costs	1,019,784	219,657
Charitable contributions	388,644	319,091
Net operating losses and credits	16,364,744	5,170,093
Valuation Allowance	(19,902,573)	(8,244,117)
Total deferred tax assets	$5,775	$14,130
Deferred tax liability:
Long term:
Prepaid expenses	-	(3,784)
Fixed assets	(5,775)	(10,346)
Total net deferred tax assets	$-	$-

As of December 31, 2016, the Company has approximately $44,600,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028.  Additionally, the Company has approximately $32,700,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $561,000 of California net operating loss carryforwards that begin to expire in 2032.  In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible.  Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $19,902,573 and $8,229,988 as of December 31, 2016 and 2015, respectively.

The Company did not have any income tax expense or benefit for the years ended December 31, 2016 and 2015. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	2016	2015
Federal statutory tax rate	(34.0)%	(34.0)%
Permanent items affecting tax rate	4.9%	0.8%
State income taxes, net of federal income tax benefit	(2.2)%	(3.3)%
Change in Deferred Rate	0.2%	(1.2)%
Return to Provision Adjustment	(0.1)%	0.2%
Miscellaneous items	(0.2)%	(1.0)%
Change in valuation allowance	31.4%	38.5%
Effective tax rate	0.00%	0.00%

As of December 31, 2016 and 2015, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file federal, Florida and California income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2012.

NOTE 19— LEASES

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party.  The lease expired on October 31, 2016 and the Company extended the lease until September 30, 2017 with substantially the same terms as the original lease.   On June 1, 2014, the Company entered into a 62 month lease agreement for office space in Los Angeles, California.  The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2016 were as follows:

2017	$243,269
2018	184,820
2019	110,446
Total	$538,535

Rent expense for the years ended December 31, 2016 and 2015 was $220,426 and $226,212, respectively.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale deny any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice.  The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000.  On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada.  The bankruptcy will not protect the Company from the Third Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss.  During the years ended December 31, 2016 and 2015, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns.  The penalties per return are $10,000 per entity per year.  We received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009.     The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated.  During 2012, we received a notice stating that the reasonable cause had been denied.  The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification.  There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company.  The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties and $80,000 remains accrued. The Company has not received any other notifications related to these returns during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company determined that the Statute of limitations for penalties to be assessed for not filing certain information returns on a timely basis had expired.  As such, the Company recorded $40,000 of other income and reduced its accrued liability related to these tax filings.

Kids Club

In February 2012, the Company entered into a five year agreement with US Youth Soccer Association, Inc. to create, design and host the US Youth Soccer Clubhouse website.  During 2012, the Company hired a third party to begin building the US Soccer Clubhouse website at a cost of $125,000.  The first two installments of $25,000 each were paid during 2012 and remaining payments were made monthly over a two year period once the website was delivered. The Company expensed the payments since it could not reasonably estimate future cash flows or revenues from the website development.  The Company decided not to renew the contract that expired on February 1, 2017.

In January 2013, the Company entered into an agreement with United Way Worldwide to create an online kids club to promote the organizations philanthropic philosophy and encourage literacy programs. Effective July 1, 2015, the two parties agreed to amend and restate the agreement. The agreement was for a period of three years from the effective date and was to be automatically renewed for successive terms of three years unless terminated by either party with written notice at least 180 day prior to the expiration of the initial or any subsequent term. On July 1, 2016, the Company and United Way Worldwide mutually agreed to terminate the agreement.  The Company intends to continue promoting the online kids club with the remaining partners and it does not anticipate any material change in the operations of the online kids club. Each school sponsorship package is $10,000 with the Company earning $1,250. The remaining funds are used for program materials and the costs of other partners.

The Company recorded revenues of $28,403 and $69,761 during the years ended December 31 2016 and 2015, respectively, related to these agreements.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board of Directors approved an Incentive Compensation Plan. The plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The plan is administered by the Board of Directors or a committee designated by the Board of Directors. As part of an increase in authorized shares approved by the Board of Directors in 2012, 10,000,000 common shares were designated for this plan. No awards have been issued and, as such, the Company has not recorded any liability or equity related to this plan for the years ended December 31, 2016 and 2015.

Talent, Director and Producer Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of December 31, 2016 and 2015, the Company had not recorded any liability related to these participations.

NOTE 21 – SUBSEQUENT EVENTS

Subsequent to year end, the Company received a tax incentive payment from the State of North Carolina in the amount of $2,060,670 for filming a motion picture in that jurisdiction. The proceeds of the tax incentive were used to paydown the production loan.

On February 16, 2017, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an  investor 100,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $500,000 in proceeds for the Company.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust (the “Sellers”). Pursuant to the Purchase Agreement, on March 30, 2017, the Company acquired from the Sellers 100% of the membership interests of 42West, LLC, a Delaware limited liability company (“42West”) and 42West became a wholly-owned subsidiary of the Company (the “42West Acquisition”). 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing. As consideration i in the 42West Acquisition, the Company paid approximately $18.7 million in shares of Common Stock based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock. As a result, the Company (i) issued 1,230,280 shares of Common Stock on the closing date (the “Initial Consideration”), (ii) will issue (a) 344,550 shares of Common Stock to certain employees within 30 days of the closing date, (b) 118,655 shares of Common Stock as bonuses during 2017 and (c) approximately 1,961,821 shares of Common Stock on January 2, 2018 (the "Post-Closing Consideration") and (iii) may issue approximately 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period as set forth in the Purchase Agreement (the "Earn-Out Consideration", and together with the Initial Consideration and the Post-Closing Consideration, the "Consideration").

Each of Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) has entered into employment agreements with the Company and will continue as employees of the Company for a three-year term after the closing of the 42West Acquisition. The non-executive employees of 42West are expected to be retained as well. The Purchase Agreement contains customary representations, warranties and covenants. In connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020. In addition, in connection with the 42West Acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the Sellers (the “Registration Rights Agreement”) pursuant to which the Sellers are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”). All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such Sellers holding at least a majority of the Consideration received by the Sellers, to file a registration statement on Form S-1 and use its reasonable efforts to effect a registration covering up to 25% of the Consideration received by the Sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of such Sellers holding at least a majority of the Consideration received by the Sellers, the Company will be required to use its reasonable efforts to effect a registration of such shares on Form S-3 covering up to an additional 25% of the Consideration received by the Sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Consideration received by the Sellers registered on Form S-1 or Form S-3 is subject to other specified conditions and limitations.

On April 1, 2017, pursuant to the terms of the Purchase Agreement, each of the Principal Sellers notified the Company that they would exercise the put option. As a result, 86,764 shares of Common Stock were returned to the Company in exchange for an aggregate of $400,000. The Company retired the shares from the number of outstanding shares.

On March 31, 2017, KCF Investments LLC and BBCF 2011 LLC notified the Company that they would be exercising Warrants J and K to purchase 2,170,000 and 170,000, respectively of shares of Common Stock at a purchase price of $0.015 per share.  This transaction provided $35,100 in proceeds for the Company.

On April 10, 2017, the Company signed two separate promissory notes (the “Notes”) with one investor for an aggreagate amount of $300,000.  The Notes bear interest at 10% per annum, payable monthly, and have a maturity date of October 10, 2017.

On April 14, 2017, T Squared notified the Company that it would exercise 325,770 of Warrant E pursuant to the cashless exercise provision in Warrant E.  T Squared had previously paid $1,675,000 for the warrants.  The Company will issue a new warrant for the remaining 24,230 shares that T Squared can exercise at a price of $3.10 per share.