Form 10-K/A
period 2016-12-31
DOLPHIN DIGITAL MEDIA INC
filed 2017-05-01
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of the registrant’s common stock as of April 17, 2017: 18,755,865

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

      This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed by Dolphin Digital Media, Inc. (the “Company”, “we”, or “us”) with the Securities and Exchange Commission (“SEC”) on April, 17 2017 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of December 31, 2016. In addition,  in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

 No changes have been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

 Our directors and executive officers and the positions held by each of them are as follows:

(a)
Directors

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	48	Chairman, President and Chief Executive Officer
Michael Espensen	67	Director
Nelson Famadas	44	Director
Mirta A Negrini	53	Director, Chief Financial and Operating Officer
Nicholas Stanham, Esq.	49	Director

(b)
Executive Officers

NAME	AGE	PRINCIPAL OCCUPATION
William O’Dowd, IV	48	Chief Executive Officer
Mirta A Negrini	53	Chief Financial and Operating Officer

Biographical Information of Directors and Executive Officers

      William O’Dowd, IV. Mr. O’Dowd has served as our Chief Executive Officer and Chairman of our Board of Directors (the “Board”) since June 2008.  Mr. O’Dowd founded Dolphin Entertainment, Inc. (“Dolphin Entertainment”) in 1996 and has served as its President since that date.  In 2016, we acquired Dolphin Films, Inc., a content producer of motion pictures, from Dolphin Entertainment. Past television series credits for Mr. O’Dowd include serving as Executive Producer of Nickelodeon’s worldwide top-rated series Zoey101 (Primetime Emmy-Award nominated) and Ned’s Declassified School Survival Guide, as well as Nickelodeon’s first ever musical, Spectacular! In addition, Mr. O’Dowd produced the first season of Raising Expectations, a 26-episode family sitcom.  Raising Expectations won the 2017 KidScreen Award for Best New Tween/Teen Series, the global children’s television industry’s highest honor.

 Qualifications.  The Board nominated Mr. O’Dowd to serve as a director because of his current and prior senior executive and management experience at the Company and his significant industry experience, including having founded Dolphin Entertainment, a leading entertainment company specializing in children’s and young adult’s live-action programming.

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

 Qualifications.  The Board nominated Mr. Espensen to serve as a director because of his business management and financial oversight experience both as the current Chairman and former Chief Executive Officer of a multi-million dollar company and as a former Executive Producer in the made-for-television movie industry, as well as his valuable knowledge of our industry.

      Nelson Famadas. Mr. Famadas  has served on our Board since December 2014.  Since 2015, he has served as President of Cien, a marketing firm that serves the Hispanic market.  Prior to Cien, Mr. Famadas served as Senior Vice President of National Latino Broadcasting (“NLB”) from July 2011 to May 2015.  NLB is an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM.  From July 2010 to March 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations.  Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager.  From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming.  As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos.  Mr. Famadas has over 20 years of experience in television and radio production, programming, operations, sales and marketing.

 Qualifications.  The Board nominated Mr. Famadas to serve as a director because of his significant prior management experience as a co-founder and former manager of a television production company and senior vice president of a broadcasting firm, as well as his current management experience with a marketing firm.

Mirta A Negrini. Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013. Ms. Negrini has over thirty years of experience in both private and public accounting. Immediately prior to joining the Company, she served since 1996 as a named partner in Gilman & Negrini, P.A., an accounting firm of which the Company was a client. Ms. Negrini is a Certified Public Accountant licensed in the State of Florida.

 Qualifications.  The Board nominated Ms. Negrini to serve as a director because of her significant accounting experience gained as a named partner at an accounting firm.

      Nicholas Stanham, Esq. Mr. Stanham has served on our Board since December 2014. Mr. Stanham is a founding partner of R&S International Law Group, LLP in Miami, Florida, which was founded in January 2008. His practice is focused primarily in real estate and corporate structuring. Mr. Stanham has over 20 years of experience in real estate purchases and sales of residential and commercial properties. Since 2004, Mr. Stanham has been a member of the Christopher Columbus High School board of directors. In addition, he serves as a director of ReachingU, a foundation that promotes initiatives and supports organizations that offer educational opportunities to Uruguayans living in poverty.

 Qualifications.  The Board nominated Mr. Stanham to serve as a director because of his experience as a founding partner at a law firm as well as his business management experience at that firm.

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and certain officers, and persons who own more than 10% of our common stock, par value $0.015 (the “common stock”), to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities.  Based solely on a review of such reports that were filed with the SEC, all filings required of directors and Section 16 officers and persons who own more than 10% of our common stock in 2016 were made on a timely basis, with the exception of William O’Dowd, IV, who reported two late transactions on a Form 4 and Nelson Famadas who reported one late transaction on a Form 4, in each case due to an administrative oversight.

Code of Ethics

Our Board of Directors has adopted our Code of Ethics for Senior Financial Officers (“Code of Ethics”) which we plan to periodically revise to reflect best corporate governance practices and changes in applicable rules.  Our Code of Ethics sets forth standards of conduct applicable to our Chief Executive Officer (“CEO”) and our Chief Financial and Operating Officer to promote honest and ethical conduct, proper disclosure in our periodic filings, and compliance with applicable laws, rules and regulations.  Our Code of Ethics is available to view at our website, www.dolphindigitalmedia.com by clicking on Investor Relations and then Code of Ethics.  We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

Our Board currently has a standing Audit Committee consisting of two directors, Nicholas Stanham and Michael Espensen, who serves as Chairman.  Our Audit Committee operates pursuant to an Audit Committee Charter, which was adopted by our Board, setting forth the responsibilities of the Audit Committee.  The Audit Committee Charter can be found at our website at www.dolphindigitalmedia.com by clicking on Investor Relations and then Audit Committee Charter.

The Audit Committee’s responsibilities include, but are not limited to, assisting the Board in overseeing the:

●
accounting and financial reporting practices and policies and systems of internal controls over financial reporting of the Company;

●
integrity of the Company’s consolidated financial statements and the independent audit thereof;

●
compliance of the Company with legal and regulatory requirements; and

●
performance of the independent registered public accounting firm and assessment of the auditors’ qualifications and independence.

The Audit Committee Chairman reports on Audit Committee actions and recommendations at Board meetings.  The Audit Committee may, in its discretion, delegate its duties and responsibilities to a subcommittee of the Committee as it deems appropriate. Our Board has determined that each member of the Audit Committee meets the independence requirements under NASDAQ’s Marketplace Rules and the enhanced independence standards for audit committee members required by the SEC.  In addition, our Board has determined that Mr. Espensen meets the requirements of an audit committee financial expert under the rules of the SEC.

In 2016, the Audit Committee held four meetings, which were all attended by each member.

Procedures for Recommending Nominees to the Board

During 2016, no material changes have been made to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
William O’Dowd, IV, (1)	2016	250,000	—	377,403(2)	627,403
Chairman and Chief Executive Officer	2015	250,000	—	574,947	824,947

Mirta A. Negrini,	2016	200,000	—	—	200,000
Chief Financial and Operating Officer	2015	150,000	50,000	—	200,000
____________________________

(1) For 2016, we accrued the full amount of Mr. O’Dowd’s salary of $250,000 but did not make any payments on this amount.

(2) This amount includes life insurance in the amount of $48,384, interest paid on accrued and unpaid compensation in the amount of $212,066 and interest paid on the Revolving Promissory Note (defined below) in the amount of $116,953 for the fiscal year ended December 31, 2016.  In March 2016, Dolphin Entertainment exchanged $3,073,410 aggregate amount of principal and interest outstanding under the Revolving Promissory Note for shares of our common stock. For additional information on the Revolving Promissory Note, please see “Certain Relationships and Related Transactions”.

Outstanding Equity Awards at Fiscal Year-End

    None of the executive officers named in the table above had any outstanding equity awards as of December 31, 2016 and 2015.

Mirta Negrini Employment Arrangement

On October 21, 2013, the Company appointed Ms. Negrini as its Chief Financial and Operating Officer, at an annual base salary of $150,000.  In 2016, Ms. Negrini’s annual base salary was increased to $200,000. The terms of Ms. Negrini’s employment arrangement do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control.

Director Compensation

 In 2016, we did not pay compensation to any of our directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the beneficial ownership as of April 17, 2017, of our common stock and our Series C Convertible Preferred Stock held by each of our directors, named executive officers, all current directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock of 5% of our Series C Convertible Preferred Stock. The percentages in the table below are based on 18,755,865 shares of Common Stock outstanding and 1,000,000 shares of Series C Preferred Stock outstanding as of April 17, 2017. Shares of common stock that will be issuable upon conversion of the Series C Preferred Stock are not included in such calculation as the Board has not determined that an optional conversion threshold (as defined below) has occurred. The Series C Preferred Stock is convertible in accordance with the terms set forth in our Amended Articles of Incorporation, a conformed copy of which was filed with our Form 10-Q for the quarter ended March 31, 2016 with the Commission.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 17, 2017 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as required by law, holders of Series C Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.

Common Stock
Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV	3,251,687(2)	17.3%
Michael Espensen	555	*
Nelson Famadas	3,685	*
Mirta A Negrini	––	*
Nicholas Stanham, Esq.(3)	28,667	*
All Directors and Executive Officers as a Group (5 persons)	3,284,594	17.5%
5% Holders
Stephen L. Perrone(4)	4,050,000	21.2%
T Squared Partners LP(5)	2,082,000	9.9%
Alvaro and Lileana de Moya(6)	1,207,483	6.4%
Justo Pozo(7)	2,366,909	12.6%

Series C Convertible Preferred Stock
Name and Address of Owner(1)	# of Shares of Preferred Stock	% of Class (Preferred Stock)
William O’Dowd, IV(8)	1,000,000	100%

* Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, the address of each shareholder is c/o Dolphin Digital Media, Inc., 2151 Le Jeune Road, Suite 150, Mezzanine, Coral Gables, Florida, 33134.

(2)
The amount shown includes (1) 1,242,104 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 1,055,682 shares of common stock held by Dolphin Entertainment, which is wholly-owned by Mr. O’Dowd and (3) 953,900 shares of common stock held by Mr. O’Dowd individually. Does not include shares of Common Stock that are issuable upon conversion of the Series C Convertible Preferred Stock upon the determination by the independent directors of the Board that an optional conversion threshold has occurred. In accordance with the terms of our Amended Articles of Incorporation, each share of Series C Convertible Preferred Stock will be convertible into one-twentieth (1/20) of a share of Common Stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred.

(3)
Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.

(4)
The amount shown includes: (i) 2,470,000 shares held by KCF Investments LLC; (ii) 770,000 shares held by BBCF 2011 LLC; (iii) 450,000 shares held by BBCD LLC; and (iv) 10,000 shares held by Mr. Perrone as an individual. The amount shown also includes 350,000 shares issuable upon the exercise of a common stock purchase warrant that is exercisable within 60 days after April 17, 2017. Stephen L. Perrone (4450 US Highway #1, Vero Beach, FL 32967) is the beneficial owner of all of the shares and has sole voting and dispositive power with respect to all of the shares.

(5)
The amount shown is based upon: (i) 24,230 shares issuable upon the exercise of a Class E Warrant; (ii) 350,000 shares issuable upon the exercise of a Class F Warrant; (iii) 1,500,000 shares issuable upon the exercise of a Class G Warrant; (iv) 500,000 shares issuable upon the exercise of a Class H Warrant; (v) 500,000 shares issuable upon the exercise of a Class I Warrant; and (vi) 30,177 shares held by Mark Jensen and/or Thomas M. Suave and related entities owned by Mark Jensen and/or Thomas M. Suave. Each of the warrants is convertible/exercisable within 60 days after April 17, 2017, to the extent that after giving effect to such conversion/exercise, the holder (together with the holder’s affiliates) would not beneficially own in excess of 9.9% of the number of shares of common stock outstanding immediately after giving effect to such conversion/exercise. Mark Jensen and Thomas M. Suave are both principals of T Squared Partners LP (P.O. Box 606, Fishers, IN 46038) and are each deemed to have beneficial ownership of all the shares. Mr. Jensen and Mr. Suave have shared voting and dispositive power over all shares beneficially owned by T Squared Partners LP.

(6)
The amount shown includes: (i) 150,000 shares held by the Alvaro de Moya Revocable Trust; (ii) 150,000 shares held by the Lileana de Moya Revocable Trust; (iii) 200,000 shares held by the Lileana de Moya Lifetime Trust; (iv) 20,000 shares held by the Alvaro de Moya Grantor Retained Annuity Trust and (v) 687,483 held by Alvaro and Lileana de Moya.

(7)
The amount shown includes: (i) 1,018,888 shares held by Pozo Opportunity Fund I; (ii) 632,800 shares held by Pozo Opportunity Fund II; (iii) 1,875 shares held by Justo Pozo, Trustee FBO Zulita Pina Irrevocable Trust; (iv) 1,750 shares held by Justo Pozo ACF Ricardo S. Pozo U/FI/UTMA; (v) 49,706 shares held by Justo Luis and Sylvia E. Pozo; and (vi) 661,890 held by Pozo Capital Partners LLP. Mr. Pozo is the beneficial owner of all of the shares and has sole voting and dispositive power with respect to all of the shares.

(8) The Series C Convertible Preferred Stock are held by Dolphin Entertainment which is wholly-owned by Mr. O’Dowd.

Equity Compensation Plan Information

On September 13, 2012, our Board approved an Omnibus Incentive Compensation Plan (the “Plan”), which was approved by the majority of our shareholders on September 19, 2012. The Plan was adopted as a means of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The Plan is administered by the Board or a committee designated by the Board. The Board designated 500,000 shares of common stock (post-split) for this Plan. No awards have been issued under the Plan since its adoption.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

William O’Dowd

On December 31, 2011, we issued an unsecured revolving promissory note (the “Revolving Promissory Note”) to Dolphin Entertainment, an entity wholly owned by our CEO, Mr. O’Dowd.  The Revolving Promissory Note accrued interest at a rate of 10% per annum. Dolphin Entertainment had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten day notice to us. During the year ended December 31, 2015, Dolphin Entertainment advanced $2,797,000 and was repaid $3,267,000 in principal. During the year ended December 31, 2016, Dolphin Entertainment advanced $270,000.  On March 4, 2016, we entered into a subscription agreement with Dolphin Entertainment, pursuant to which we and Dolphin Entertainment agreed to convert $1,920,600 of principal balance and $1,152,809 of accrued interest outstanding under the Revolving Promissory Note into 614,682 shares of common stock.  The shares were converted at a price of $5.00 per share.  During the years ended December 31, 2016 and 2015, $32,008 and $340,050, respectively, were expensed in interest and we recorded accrued interest of $5,788 and $1,126, related to the Revolving Promissory Note, on our consolidated balance sheets as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the outstanding balances under the Revolving Promissory Note were $0 and $1,982,267. The largest aggregate balance that the Company owed to Dolphin Entertainment during 2016 and 2015, was $3,073,410 and $5,056,496, respectively.

Dolphin Entertainment has previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary which we acquired in March 2016. During the year ended December 31, 2015, Dolphin Films agreed to enter into second loan and security agreements with certain of Dolphin Entertainment’s debtholders, pursuant to which the debtholders exchanged their Dolphin Entertainment notes for notes issued by Dolphin Films totaling $8,774,327. The amount of debt assumed by Dolphin Films was applied against amounts owed to Dolphin Entertainment by Dolphin Films.  On October 1, 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment (the “DE Note”) in the principal amount of $1,009,624.  The DE Note is payable on demand and bears interest at a rate of 10% per annum. As of December 31, 2016 and 2015, Dolphin Films owed Dolphin Entertainment $434,326 and $1,612,357, respectively, of principal  and $19,652 and $1,305,166, respectively, of accrued interest, that was recorded on the condensed consolidated balance sheets Dolphin Films recorded interest expense of $83,551 and $148,805, respectively for the years ended December 31, 2016 and 2015.  The largest aggregate balance Dolphin Films owed Dolphin Entertainment during 2016 and 2015, was $2,658,800 and $6,527,600, respectively

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015.  The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000.  Unpaid compensation accrues interest at a rate of 10% per annum.  As of December 31, 2016 and 2015, we had a balance of $735,211 and $523,145, respectively of accrued interest and $2,250,000 and $2,000,000, of accrued compensation related to this agreement.  We recorded $212,066 and $186,513 of interest expense for the years ended December 31, 2016 and 2015.

During 2015, we agreed to pay Dolphin Entertainment $250,000 for a script that it had developed for a web series that we produced during 2015.

As previously mentioned, on March 29, 2016, we acquired Dolphin Films from Dolphin Entertainment.  As consideration, we issued to Dolphin Entertainment 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share (“Series B Preferred Stock”) and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”).  On November 15, 2016, Dolphin Entertainment converted the Series B Preferred Stock into 2,300,000 shares of our common stock.  As Mr. O’Dowd is the sole owner of Dolphin Entertainment, he is deemed the beneficial owner of such shares of common stock.

Nicholas Stanham

In March 2016, we entered into a debt exchange agreement with our director, Mr. Stanham, pursuant to which we exchanged a promissory note in the amount of $50,000 for 11,128 shares of our common stock, as payment in full of the promissory note.  The promissory note accrued interest at a rate of 10% per annum.  The shares of common stock were converted at a price of $5.00 per share.

T Squared Partners LP

In connection with the merger whereby we acquired Dolphin Films, we entered into a preferred stock exchange agreement with T Squared Partners LP (previously T Squared Investments, LLC) (“T Squared”) pursuant to which, on March 7, 2016, we issued 950,000 shares of Series B Preferred Stock to T Squared in exchange for 1,042,753 shares of Series A Convertible Preferred Stock, previously issued to T Squared. On November 16, 2016, T Squared converted the Series B Preferred Stock into 950,000 shares of our common stock.

On November 4, 2016, we issued Class G, Class H and Class I Warrants (the “Warrants”) to T Squared that entitles T Squared to purchase up to 2,500,000 shares of our common stock.  The Warrants have a maximum exercise provision that prohibit T Squared from exercising warrants that would cause it to exceed 9.99% of our outstanding shares of common stock, unless the restriction is waived or amended, by the mutual consent of us and T Squared.

On March 31, 2017, T Squared partially exercised Class E Warrants and acquired 325,770 shares of our common stock pursuant to the cashless exercise provision in the related warrant agreement.  T Squared had previously paid down $1,675,000 for these shares.

Justo Pozo

 During 2016, we entered into three separate debt exchange agreements with entities under the control of Justo Pozo (“Pozo”) to exchange promissory notes with an aggregate principal and interest balance of $8,178,145 into 1,629,628 shares of our Common Stock at $5.00 per share.  The promissory notes accrued interest at rates ranging from 11.25% to 12.5% per annum.  Pozo was the holder of a convertible note that mandatorily and automatically converted into Common Stock, at the conversion price of $5.00 per share, upon the average market price per share of Common Stock being greater than or equal to the conversion price for twenty trading days.  During 2016, such triggering event occurred and the convertible note was converted into 632,800 shares of our Common Stock.

Stephen L. Perrone

In December 2016, we and entities affiliated with Stephen L. Perrone entered into: (i) a debt exchange agreement to exchange promissory notes in the aggregate amount of $6,470,990 for shares of our common stock and (ii) a purchase agreement to acquire a 25% membership interest of Dolphin Kids Clubs owned by the affiliated entity. The promissory notes accrued interest at rates ranging from 11.25% to $13.25% per annum.  Pursuant to the agreements, we issued a Class J Warrant that entitled Mr. Perrone to purchase up to 2,170,000 shares of our common stock at a price of $0.015 per share through December 29, 2020.  In addition, we issued to an entity affiliated with Mr. Perrone a Class K Warrant as consideration to terminate an equity finance agreement in the amount of $564,000.  The Class K Warrant entitled Mr. Perrone to purchase up to 170,000 shares of our common stock at a price of $0.015 per share prior to December 29, 2020.  On March 31, 2017, Mr. Perrone’s affiliated entities exercised the Class J and Class K Warrants at an aggregate purchase price of $35,100 and acquired 2,340,000 shares of our Common Stock.

Alvaro and Lileana De Moya

Director Independence

We are not listed on a national securities exchange; however, we have elected to use the definition of independence under the NASDAQ listing requirements in determining the independence of our directors and nominees for director.  In 2017, the Board undertook a review of director independence, which included a review of each director’s response to questionnaires inquiring about any relationships with us.  This review was designed to identify and evaluate any transactions or relationships between a director or any member of his immediate family and us, or members of our senior management or other members of our Board of Directors, and all relevant facts and circumstances regarding any such transactions or relationships.  Based on its review, the Board determined that Messrs. Espensen, Famadas and Stanham are independent.  Mr. O’Dowd and Ms. Negrini are not independent under NASDAQ’s compensation committee independence standards or its nominations committee independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

The following table shows the fees that we were billed for audit and other services provided by our independent auditors for the periods set forth.

Fees Paid to BDO

	Year Ended 12/31/2016	Year Ended 12/31/2015
Audit Fees(1)	$128,875	$134,600
Audit-Related Fees	—	18,500(2)
Tax Fees	—	—
All Other Fees	—	—
Total	$128,875	$153,100

(1)
Audit Fees— this category includes the audit of our annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

(2)
Audit-Related Fees — this category consists of assurance services by the independent auditors in connection with the Company’s pro forma financial statements related to the acquisition of Dolphin Films in 2016.

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by BDO during fiscal year 2016, as described above. The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by BDO.  Our Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Amendment.

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

DOLPHIN DIGITAL MEDIA, INC.

By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer
Dated: May 1, 2017