Form 10-Q
period 2017-03-31
DOLPHIN DIGITAL MEDIA INC
filed 2017-05-22
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The number of shares of common stock outstanding was 18,755,865 as of May 22, 2017.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)
ASSETS	As of March 31, 2017	As of December 31, 2016
Current
Cash and cash equivalents	$585,343	$662,546
Restricted cash	-	1,250,000
Accounts receivable, net of $235,000 of allowance for doubtful accounts	3,422,863	3,668,646
Other current assets	382,755	2,665,781
Total current assets	4,390,961	8,246,973
Capitalized production costs	4,242,096	4,654,013
Intangible assets	9,110,000	-
Goodwill	13,996,337	-
Property, equipment and leasehold improvements	1,118,514	35,188
Investments	220,000	-
Deposits	1,201,481	1,261,067
Total assets	$34,279,389	$14,197,241
LIABILITIES
Current
Accounts payable	$1,305,031	677,249
Other current liabilities	4,322,967	2,958,523
Line of credit	500,000	-
Put Rights	750,343	-
Warrant liability	-	14,011,254
Accrued compensation	2,312,500	2,250,000
Debt	12,900,242	18,743,069
Loan from related party	1,244,310	684,326
Deferred revenue	26,428	46,681
Note payable	825,000	300,000
Total current liabilities	24,186,821	39,671,102
Noncurrent
Warrant	3,636,865	6,393,936
Put Rights	3,249,657	-
Contingent Consideration	3,541,000	-
Other noncurrent liabilities	1,060,188	-
Total noncurrent liabilities	11,487,710	6,393,936
Total Liabilities	35,674,531	46,065,038
STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 18,065,801 and 14,395,521, respectively, issued and outstanding at March 31, 2017 and December 31, 2016.	270,988	215,933
Preferred Stock, Series C, $0.001 par value, 1,000,000 shares authorized, 1,000,000 at March 31, 2017 and December 31, 2016	1,000	1,000
Additional paid in capital	93,183,286	67,727,474
Accumulated deficit	(94,850,416)	(99,812,204)
Total Stockholders' Deficit	$(1,395,142)	$(31,867,797)
Total Liabilities and Stockholders' Deficit	$34,279,389	$14,197,241

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended
	March 31,
	2017	2016
Revenues:
Production and distribution	$532,866	$-
Membership	-	17,278
Total Revenue:	532,866	17,278

Expenses:
Direct costs	500,526	2,282
Selling, general and administrative	192,409	268,000
Legal and professional	375,269	344,735
Payroll	336,354	387,446
Loss before other income (expense)	(871,692)	(985,185)

Other Income (Expense)
Other income	-	9,660
Loss on extinguishment of debt	-	(1,191,358)
Change in fair value of warrant liability	6,823,325	-
Acquisition related costs	(537,708)	-
Interest expense	(452,137)	(1,281,965)
Total Other Income (Expense)	5,833,480	(2,463,663)
Net Income (Loss)	$4,961,788	$(3,448,848)
Deemed dividend on preferred stock	-	(5,247,227)
Net Income (Loss) attributable to common shareholders	$4,961,788	$(8,696,075)
Income (Loss) Per Share:
Basic	$0.34	$(1.85)
Diluted	$0.05	$(1.85)
Weighted average number of shares used in per share calculation:
Basic	14,477,413	4,678,469
Diluted	17,305,617	4,678,469

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,961,788	$(3,448,848)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,635	5,658
Amortization of capitalized production costs	429,278	-
Impairment of capitalized production costs	-	2,439
Loss on extinguishment of debt	-	1,191,358
Change in fair value of warrant liability	(6,823,325)	-
Changes in operating assets and liabilities:
Accounts receivable	1,952,427	-
Other current assets	2,283,026	970,552
Prepaid expenses	-	49,167
Capitalized production costs	(17,361)	-
Deposits	105,149	-
Deferred revenue	(20,253)	-
Accrued compensation	62,500	(2,500)
Accounts payable	530,690	(1,413,545)
Other current liabilities	282,674	2,074,950
Net Cash Provided by (Used in) Operating Activities	3,751,228	(570,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,250,000	-
Acquisition of 42West, net of cash acquired	13,626	-
Net Cash Provided by Investing Activities	1,263,626	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on sale of common stock	-	1,500,000
Sale of common stock	500,000	-
Repayment of debt	(5,842,827)	-
Proceeds from the exercise of warrants	35,100	-
Advances from related party	672,000	716,881
Repayment to related party	(456,330)	(1,275,086)
Net Cash (Used in) Provided by Financing Activities	(5,092,057)	941,795
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(77,203)	371,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	662,546	2,392,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$585,343	$2,763,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-	$191,322
SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of related party debt and interest to shares of common stock	$-	$3,073,410
Conversion of debt into shares of common stock	$-	$3,164,000
Conversion of loan and security agreements, including interest, into shares of common stock	$-	$2,883,378
Issuance of Common Stock related to the 42West Acquisition	$15,030,767	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dolphin Digital Media Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the three months ended March 31, 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	1,000,000	$1,000	14,395,521	$215,933	$67,727,474	$(99,812,204)	$(31,867,797)
Net income for the three months ended March 31, 2017	-	-	-	-	-	4,961,788	4,961,788
Issuance of common stock during the three months ended March 31, 2017	-	-	100,000	1,500	498,500	-	500,000
Issuance of shares from exercise of Warrants J and K	-	-	2,340,000	35,100	9,945,000	-	9,980,100
Issuance of shares related to acquisition of 42West	-	-	1,230,280	18,455	15,012,312	-	15,030,767
Balance March 31, 2017	1,000,000	$1,000	18,065,801	$270,988	$93,183,286	$(94,850,416)	$(1,395,142)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN DIGITAL MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1 – GENERAL

Nature of Business

Dolphin Digital Media, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”) is a producer of original high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential. Dolphin is also developing online kids clubs. On March 7, 2016, the Company completed its merger with Dolphin Films, Inc., an entity under common control. Dolphin Films, Inc. (“Dolphin Films”) is a motion picture studio focused on storytelling on a global scale for young, always-connected audiences. On March 30, 2017, the Company acquired 42West, LLC, a Delaware limited liability company (“42West”). 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Hiding Digital Productions, LLC, Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

Effective March 7, 2016, the Company acquired Dolphin Films from Dolphin Entertainment, Inc. (“Dolphin Entertainment”), a company wholly owned by William O’Dowd, CEO, President and Chairman of the Board of Dolphin. At the time of the acquisition, Mr. O’Dowd was also the majority shareholder of Dolphin. The acquisition from Dolphin Entertainment was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at Dolphin Entertainment’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of Dolphin Entertainment prior to the effective date of the acquisition.

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

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust (the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired from the Sellers 100% of the membership interests of 42West and 42West became a wholly-owned subsidiary of the Company (the “42West Acquisition”). The consideration paid by the Company in connection with the 42West Acquisition was approximately $18.7 million in shares of common stock of the Company, par value $0.015 (the “Common Stock”), based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock based on achieving certain financial targets. See note 4 for additional information regarding the acquisition.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 —Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in ASC Topic 605, and most industry specific guidance, and replace it with a new Accounting Standards Codification (“ASC”) Topic 606. The FASB has also issued several subsequent ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

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

The Company expects that it will adopt ASC 606 following the modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements, particularly regarding the recent 42West acquisition.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) regarding balance sheet classification of deferred income taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016 (2017 for the Company), and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted. Adoption of ASU 2015-17 did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2016, The FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions.  The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.  The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Under the new guidance, a lease will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet –the new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017 (2018 for the Company), and interim periods within those years, with early adoption permitted. The Company does not believe that adoption of this new guidance will have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17 —Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The update amends the consolidation guidance on how VIE’s should treat indirect interest in the entity held through related parties. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016 (2017 for the Company), and interim periods within those years, with early adoption permitted. The adoption of ASU 2016-17 did not have an effect on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not currently expect the adoption of this new standard to have a material impact on its consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. Although the Company had net income of $,4,961,788 for the three months ended March 31, 2017, it was primarily due to a change in the fair value of the warrant liability.  Furthermore, the Company has recorded accumulated deficit of $94,850,416 as of March 31, 2017.  The Company has a working capital deficit of $19,795,860 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts that it intends to obtain financing to produce and release during 2017 and 2018. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods.  With the acquisition of 42 West, the Company is currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community.  There can be no assurance that the Company will be successful in selling these services to clients.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade accounts receivable are recorded at amounts billed to customers, and presented on the balance sheet net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining the past due status of receivables is based on how recently payments have been received. Receivables are charged off when they are deemed uncollectible.

Revenue Recognition

In general, the Company records motion picture revenue when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the selling price is fixed and determinable, and collectability is reasonably assured.

Revenue from motion pictures and web series are recognized in accordance with guidance of FASB Accounting Standard Codification (“ASC”) 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a distribution contract, domestic or international, exists, the movie or web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the movie or web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a movie or web series.  Revenue from these agreements will be recognized when the movie is complete and ready to be exploited.  Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

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

Fees from the performance of professional services and billings for direct costs reimbursed by clients are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

Advertising revenue is recognized over the period the advertisement is displayed.

 Investments

Investments represents an investment in equity securities of The Virtual Reality Company (“VRC”).   The Company’s $220,000 investment in VRC represents less than 1% ownership interest in VRC. Accordingly, the Company accounts for its investment under the cost method. Under the cost method, the investor’s share of earnings or losses is not included in the balance sheet or statement of operations. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends.  However, impairment charges are recognized in the statement of operations, if factors come to our attention that indicate that a decrease in value of the investment has occurred that is other than temporary.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $4,635 and $5,658, respectively for the three months ended March 31, 2017 and 2016. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period (Years)
F Furniture and fixtures	5 - 7
Computer equipment	3 - 5
Leasehold improvements	5 - 8

Deferred Landlord Reimbursement

Deferred landlord reimbursement represents the landlord’s reimbursement for tenant improvements of one of the Company’s office spaces. Such amount is amortized on a straight-line basis over the term of the lease.

Deferred Rent

Deferred rent consists of the excess of the rent expense recognized on the straight-line basis over the payments required under certain office leases.

Intangible assets

In connection with the acquisition of 42West that occurred during the quarter ended March 31, 2017, the Company acquired an estimated $9,110,000 of intangible assets with finite useful lives initially estimated to range from 3 to 10 years.  As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment. Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

In connection with the acquisition of 42West that occurred during the quarter ended March 31, 2017 (note 4), the Company recorded $13,996,337 of goodwill, which management has assigned to the Entertainment Public Relations reporting unit. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment.  The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value (including goodwill). The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the Company must perform step two of the impairment test (measurement).

Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded.

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

The Company has outstanding warrants at March 31, 2017 and December 31, 2016 accounted for as derivative liabilities, because they contain full-ratchet down round provisions (see notes 12 and 18). The Company also has equity classified warrants outstanding at March 31, 2017 and December 31, 2016 (see note 12).

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

To account for the acquisition of 42West that occurred during the quarter ended March 31, 2017, the Company made a number of fair value measurements related to the different forms of consideration paid for 42West and of the identified assets acquired and liabilities assumed. See note 4 for disclosures regarding those fair value measurements.

Certain warrants issued in 2016 are measured and carried at fair value on a recurring basis in the condensed consolidated financial statements. See note 12 for disclosures regarding those fair value measurements.

As of March 31, 2016, and for the three months then ended, the Company had no assets or liabilities measured at fair value, on a recurring or nonrecurring basis.

Business Segments

Through March 30, 2017 (the date the Company acquired 42West) (see note 4), the Company operated the following business segments:

1)
Dolphin Digital Media (USA): The Company created online kids clubs and derives revenue from annual membership fees. The Company derived all of its revenues from this segment for the quarter ended March 31, 2016.

2)	Dolphin Digital Studios: Dolphin Digital Studios creates original programming that premieres online, with an initial focus on content geared toward tweens and teens.

3)
Dolphin Films: Dolphin Films produces motion pictures, with an initial focus on family content.  The motion pictures are distributed, through third parties, in the domestic and international markets.  The Company derived all of its revenues from this segment during the quarter ended March 31, 2017.

Based on an analysis of the Company’s operating segments and the provisions of ASC 280, Segment Reporting (ASC 280), the Company believes it meets the criteria for aggregating these operating segments into a single reporting segment because they have similar economic characteristics, similar nature of product sold, (content), similar production process (the Company uses the same labor force, and content) and similar type of customer (children, teens, tweens and family).

Management is currently reevaluating its operating segments and reporting segments going forward after the acquisition of 42West in accordance with the criteria for identification of operating and reporting segments in ASC 280. The Company expects its evaluation to be completed during the third quarter of 2017. Although, the assessment has not been completed as of the end of first quarter of 2017, the Company may identify 42West as a second reportable segment and will begin making the segment disclosures required by ASC 280 starting in the second quarter of 2017.

NOTE 4 — ACQUISITION OF 42WEST

On March 30, 2017, Dolphin Digital Media, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and the Sellers. Pursuant to the Purchase Agreement, on March 30, 2017, the Company acquired from the Sellers 100% of the membership interests of 42West and 42West became a wholly-owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing.

The consideration paid by the Company in connection with the 42West Acquisition was $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain 42West indebtedness) in shares of Common Stock, determined based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share, plus the potential to earn up to an additional $9.3 million (less payment of certain taxes) in shares of Common stock, determined based on $4.61 per share. Additionally, the Company paid $541,160 in shares of Common Stock, determined based on $4.61 per share, to settle the Sellers’ 42West capital accounts. As a result, the Company (i) issued 1,230,280 shares of Common Stock to the Sellers on the closing date (the “Initial Consideration”), (ii) (a) issued 344,550 shares of Common Stock to certain current 42West employees and a former 42West employee on April 13, 2017, to settle change in control provisions in their pre-existing employment and termination agreements (the “Change in Control Provisions”), (b) may issue up to 118,655 shares of Common Stock as employee stock bonuses (the “Employee Bonus Shares”) upon the effectiveness of a registration statement on Form S-8 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), registering the Employee Bonus Shares, and (c) will issue approximately 1,535,125 shares of Common Stock to the Sellers, and 426,696 shares of Common Stock to certain current and former 42West employees to settle the Change in Control Provisions, on January 2, 2018 (the "Post-Closing Consideration") and (iii) potentially may issue up to approximately 1,712,828 shares of Common Stock to the Sellers, and 250,298 shares to certain current and former 42West employees in accordance with the Change in Control Provisions, based on the achievement of specified 42West financial performance targets over a three-year period beginning January 1, 2017 and ending December 31, 2019 as set forth in the Purchase Agreement (the "Earn-Out Consideration", and together with the Initial Consideration and the Post-Closing Consideration, the "Stock Consideration").  None of the Common Stock included in the Stock Consideration have been registered under the Securities Act.

The Company also agreed to pay the Sellers’ transaction costs and assumed certain tax liabilities incurred or to be incurred by the Sellers based on the proceeds they receive.

The issuance of 118,655 Employee Bonus Shares and the potential issuance of 235,575 shares as part of the Earn-Out Consideration to current employees (the “Employee Earn-Out Shares”) are conditioned on the employees remaining employed by the Company up to the date the shares become issuable.  If an employee does not remain employed for the requisite period, the shares they forfeit will be allocated among and issued to the Sellers.  The Employee Bonus Shares and Employee Earnout Shares are not considered part of the accounting consideration transferred, but will be recorded as compensation cost in the Company’s consolidated statements of operations over the employees’ requisite service periods.

The Purchase Agreement contains customary representations, warranties and covenants.

Also in connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”).

Each of Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) has entered into employment agreements with the Company to continue as employees of the Company for a three-year term after the closing of the 42West Acquisition. Each of the employment agreements of the Principal Sellers contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, except pursuant to an effective registration statement on Form S-1 or Form S-3 promulgated under the Securities Act (an “Effective Registration Statement”) or upon exercise of the Put Rights pursuant to the Put Agreement, and, except pursuant to an Effective Registration Statement, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Principal Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Principal Seller in the third year, following the closing date. The non-executive employees of 42West are expected to be retained as well.

In addition, in connection with the 42West Acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the Sellers (the “Registration Rights Agreement”) pursuant to which the Sellers are entitled to rights with respect to the registration under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such Sellers holding at least a majority of the Stock Consideration received by the Sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the Sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of such Sellers holding at least a majority of the Stock Consideration received by the Sellers, the Company will be required to use its reasonable efforts to affect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the Sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the Sellers registered on Form S-1 or Form S-3 is subject to other specified conditions and limitations.

The provisional acquisition-date fair value of the consideration transferred totaled $23,458,767, which consisted of the following:

Common Stock issued at closing and in April 2017 (1,574,830 shares)	$6,693,028
Fair value of Common Stock issuable on January 2, 2018 (1,961,821 shares)	8,337,739
Fair value of Contingent Consideration	3,541,000
Fair value of Put Rights	4,000,000
Sellers’ transaction costs paid at closing	260,000
Sellers’ tax liabilities assumed	627,000
$23,458,767

The Company has engaged an independent third party valuation expert to determine the fair values of the various forms of consideration transferred, which is not yet complete. The fair values of the Contingent Consideration, Put Rights and Sellers’ tax liabilities assumed are provisional pending receipt of the final valuations for these items. The final amount of consideration may also potentially change due to any working capital or other closing adjustments, which have not yet been determined.

The fair values of the 1,574,830 shares of Common Stock issued at closing and in April 2017 and the 1,961,821 shares of Common Stock to be issued on January 2, 2018 were determined based on the closing market price of the Company’s Common Stock on the acquisition date of $4.25 per share.

The Earn-Out Consideration arrangement requires the Company to pay up to 1,727,551 shares of Common Stock to the Sellers and one former employee of 42West to settle a Change in Control Provision (the “Contingent Consideration”), on achievement of adjusted EBITDA targets based on the operations of 42West over the three-year period beginning January 1, 2017.  The provisional fair value of the Contingent Consideration at the acquisition date was $3,541,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date.  The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of 1.55% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, an annual asset volatility estimate of 65%, and an estimated adjusted EBITDA figure of $3,200,000 million as of the acquisition date.

The provisional fair value of the Put Rights at the acquisition date of was $4,000,000 estimated using Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date.  The key assumptions in applying the Black Scholes Option Pricing Model are as follows: a discount rate range of 0.12% to 1.70% based on U.S Treasury obligations with a term similar to the exercise period for each of the rights to put shares to the Company as set forth in the Put Option agreements, and an equity volatility estimate of 80% based on the stock price volatility of the Company and certain publicly traded companies operating in the advertising services industry.

The fair value of the sellers’ tax liabilities assumed of $627,000 is made up of (a) estimates of taxes to be payable upon the issuance of the Initial Consideration and Post-Closing Consideration, of $242,000 and $261,000, respectively, based on an estimated tax rate of 3% on estimated taxable amounts, and (b) an estimated fair value of possible tax liabilities to be owed by the Sellers related to the shares which may be issued as part of the Contingent Consideration (the “Contingent Tax Liability”).  The fair value of the Contingent Tax Liability was estimated by applying a 3% estimated tax rate to the estimated fair value of the Contingent Consideration, which as described above, was estimated using the Monte Carlo Simulation model incorporating significant inputs that are not observable in the market. Thus, the estimated fair value of the Contingent Tax Liability represents a Level 3 measurement as defined in ASC 820. Since the 3% tax rate and the taxable amounts are estimates based on the information that is obtainable at the acquisition date, the estimated fair values of the sellers’ tax liabilities assumed are provisional and are subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, March 30, 2017. The Company’s independent third party valuation expert is in the process of determining the fair values of the consideration transferred to acquire 42West and certain intangible assets acquired; thus, the provisional measurements of accounts receivable, other assets, rental liabilities, accounts payable and accrued expenses, intangible assets, goodwill, property, equipment and leasehold improvements and deferred income tax liabilities in the table below are subject to change.

Cash	$273,625
Accounts receivable	1,706,644
Property, equipment and leasehold improvements	1,087,962
Other assets	265,563
Intangible assets	9,110,000
Total identifiable assets acquired	12,443,794

Accounts payable and accrued expenses	(731,475)
Line of credit and note payable	(1,025,000)
Settlement liability	(300,000)
Other liabilities	(902,889)
Tax liabilities	(22,000)
Total liabilities assumed	(2,981,364)
Net identifiable assets acquired	9,462,430
Goodwill	13,996,337
Net assets acquired	$23,458,767

Of the $9,110,000 of acquired intangible assets, $5,980,000 was assigned to customer relationships (10-year useful life), $2,760,000 was assigned to the trade name (10-year useful life), and $370,000 was assigned to non-competition agreements (3-year useful life), that were recognized at fair value on the acquisition date. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The provisional fair value of accounts receivable acquired is $1,706,644, with the gross contractual amount being $1,941,644. The Company expects $235,000 to be uncollectible.

The provisional fair values of property and equipment and leasehold improvements of $1,087,962, and other assets of $265,563, are based on 42West’s carrying values prior to the acquisition, which approximate their fair values.

The provisional $13,996,337 of goodwill was assigned to the Entertainment Public Relations reporting unit. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of 42West. The goodwill is expected to be deductible for income tax purposes.

The Company recognized $287,708 of acquisition related costs that were expensed in the three months ended March 31, 2017. These costs are included in the condensed consolidated statements of operations in the line item entitled “acquisition related costs.”

The impact of 42West’s revenue and earnings, for the one day between the acquisition date (March 30, 2017) and March 31, 2017, to revenues and net loss recorded in the condensed consolidated statement of operations for the three months ended March 31, 2017 is de minimis.

The following represents the pro forma consolidated operations for the three months ended March 31, 2017 and 2016 as if 42West had been acquired on January 1, 2016 and its results had been included in the consolidated results of the Company:

Pro Forma Consolidated Statements of Operations
	Three months ended March 31,
	2017	2016
Revenues	$5,222,422	$4,925,286
Net income (loss)	5,678,194	(2,906,009)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of 42West to reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2006, together with the consequential tax effects. The 2017 pro forma earnings were adjusted to exclude $287,708 of acquisition related costs that were expensed during the three months ended March 31, 2017.

NOTE 5 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

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

Motion Pictures

For the three months ended March 31, 2017, revenues earned from motion pictures were $532,866 mainly attributable to Max Steel, the motion picture released on October 14, 2016 and international sales of Believe, the motion picture released in December 2013.  The Company did not earn any revenues from motion pictures during the three months ended March 31, 2016.   The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of $517,303 during the three months ended March 31, 2017, related to Max Steel.  Subsequent to the release of the movie, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to a lower than expected domestic box office performance.  As of March 31, 2017, and December 31, 2016, the Company had a balance of $3,760,652, and $4,189,930, respectively recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $230,000 and $215,000 in capitalized production costs as of March 31, 2017 and December 31, 2016 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of March 31, 2017.

On November 17, 2015, the Company entered into a quitclaim agreement with a distributor for rights to a script owned by the Company.  As part of the agreement the Company will receive $221,223 plus interest and a profit participation if the distributor decides to produce the motion picture within 24 months after the execution of the agreement.  If the motion picture is not produced within the 24 months, all rights revert back to the Company. As per the terms of the agreement, the Company is entitled to co-finance the motion picture and the distributor will assist the Company in releasing its completed motion picture. As of March 31, 2017, the Company had not been notified by the distributer that it itends to produce the motion picture.

As of March 31, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $3,990,652 and $4,404,930, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

Digital Productions

During the year ended December 31, 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement and is responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees.  During the three months ended March 31, 2017 and 2016, the Company did not earn any revenues related to digital projects.

 As of March 31, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $251,444 and $249,083, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheet related to the digital project.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to Max Steel.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories.  The motion picture was delivered to the distributors and other stipulations, as required by the contracts were met.   As of March 31, 2017 and December 31, 2016, the Company had a balance of $1,716,219 and $3,668,646, respectively, in accounts receivable related to the revenues of Max Steel.

The Company’s trade accounts receivable related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts.  The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers.  As of March 31, 2017, the Company had a balance of $1,706,644, net of $235,000 of allowance for doubtful accounts of accounts receivable related to the entertainment PR business as of March 31, 2017 (note 4).

Other Current Assets

The Company had a balance of $382,755 and $2,665,781 in other current assets on its condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, these amounts were primarily comprised of prepaid loan interest.  As of December 31, 2016, these amounts were primarily comprised of tax incentive receivables, and prepaid loan interest.

Tax Incentives -The Company has access to government programs that are designed to promote film production in the jurisdiction.  As of March 31, 2017, and December 31, 2016, respectively, the Company had a balance of $0 and $2,060,883 from these tax incentives.  Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

Prepaid Interest – The Company entered into a loan and security agreement to finance the distribution and marketing costs of a motion picture and prepaid interest related to the agreement. As of March 31, 2017, and December 31, 2016, there was a balance of $382,542 and $602,697 of prepaid interest.

NOTE 6 —PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	March 31, 2017	December 31, 2016
Furniture and fixtures	$577,217	$65,310
Computers and equipment	270,604	41,656
Leasehold improvements	354,756	7,649
	1,202,577	114,615
Less: accumulated depreciation	(84,063)	(79,428)
	$1,118,514	$35,187

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements over the remaining term of the related leases.  The balances as of March 31, 2017 include the provisional amounts of the Company’s newly acquired subsidiary 42West (See note 4).

NOTE 7 — INVESTMENT

Investments, at cost, consist of 344,980 shares of common stock of The VRC.  In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC.  On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor.  This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC.  The Company’s investment in VRC represents less than 1% ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheet as of March 31, 2017 related to this investment.

NOTE 8— DEBT

Loan and Security Agreements

First Group Film Funding'

During the years ended December 31, 2013 and 2014, the Company entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for notes with an aggregate principal amount of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 note and the Company used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, the notes accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, the Company exercised its option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing by 1.25% resulting in rates ranging from 12.50% to 13.25%. The First Loan and Security Noteholders, as a group, were to receive the Company’s entire share of the proceeds from the motion picture productions funded under the First Loan and Security Agreements, on a prorata basis, until the principal investment was repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder's loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

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

During the three months ended March 31, 2017 and 2016, the Company expensed $0 and $403,808, respectively in interest related to the First Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of March 31, 2017 and December 31, 2016 related to the First Loan and Security Agreements on its condensed consolidated balance sheets.

Web Series Funding

During the years ended December 31, 2014 and 2015, the Company entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4,090,000 which the Company used to finance production of its 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, the Company issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, the Company exercised its option under the Web Series Loan and Security Agreements to extend the maturity date of these notes to August 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing 1.25% resulting in interest rates ranging from 11.25% to 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the Web Series Noteholders, as a group, would have had the right to participate in 15% of the Company’s future profits generated by the series (defined as the Company’s gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder's loan commitment as a percentage of the total loan commitments received to fund the series.

During 2016 the Company entered into thirteen individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $4,204,547 of principal and accrued interest under the Web Series Loan and Security Agreements into an aggregate of 840,910 shares of Common Stock at an exchange price of $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock.  For the three months ended March 31, 2016, the Company recorded a loss on extinguishment of debt in the amount of $576,676 due to the market price of the Common Stock being $6.00 per share on the date of the exchange.

During the three months ended March 31, 2017 and 2016, the Company recorded expense of $0 and $243,254 respectively, in interest related to the Web Series Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of March 31, 2017 and December 31, 2016 related to the Web Series Loan and Security Agreements on its condensed consolidated balance sheets.

Second Group Film Funding

During the year ended December 31, 2015, the Company entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for notes with an aggregate principal amount of $9,274,327 to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this total aggregate amount, notes with an aggregate principal amount of $8,774,327 were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, primarily related to the production and distribution of the motion picture, “Believe”. The remaining $500,000 of principal amount was related to a note issued in exchange for cash.  The notes issued pursuant to the Second Loan and Security Agreements accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. The Company did not exercise its option to extend the maturity date of these notes until July 31, 2018. The Second Loan and Security Noteholders, as a group, were to receive the Company’s entire share of the proceeds from the related group of film projects, on a prorata basis, until the principal balance was repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from such projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each Second Loan and Security Noteholder’s loan principal as a percentage of the total loan proceeds received to fund the specific motion picture productions.

During 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,344,350 of principal and accrued interest into shares of Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at an exchange price of $5.00 per share and issued 868,870 shares of Common Stock.  During 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000.

During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $0 and $263,190, respectively, related to the Second Loan and Security Agreements.  The Company did not have any debt outstanding or accrued interest as of March 31, 2017 and December 31, 2016 related to the Second Loan and Security Agreements on its condensed consolidated balance sheets.

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

Prints and Advertising Loan

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for $14,500,000 non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of “Max Steel”. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2016, and rights to the assets of Max Steel Holdings, but without recourse to the assets of the Company. During the three months ended March 31, 2017, the Company agreed to allow the lender to apply the balance held as Restricted Cash to the loan balance.   The loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film.  The lender has retained a reserve of $1,531,871 for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility will accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As March 31, 2017 and December 31, 2016, the Company had an outstanding balance of $9,688,855 and $12,500,000, respectively, including the Reserve, related to this agreement recorded on the condensed consolidated balance sheets.  On its condensed consolidated statement of operations for the three months ended March 31, 2017, the Company recorded (i) interest expense of $220,155 related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of the Company’s feature film, Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,296,499 and $1,147,520, respectively, as of March 31, 2017 and December 31, 2016 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of March 31, 2017, and December 31, 2016 the Company had outstanding balances of $3,211,387 and $6,243,069, respectively, related to this debt on its condensed consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West has a $1,500,000 revolving credit line agreement with City National Bank (“City National”), which matures on August 31, 2017.  The Company has notified City National of its intention to renew the credit line on substantially identical terms.   Borrowings bear interest at the bank’s prime lending rate plus 0.875%. The debt, including letters of credit outstanding, is collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers of 42West.  The credit agreement requires the Company to meet certain covenants and includes limitations on distributions to members.  The outstanding loan balance as of March 31, 2017 is $500,000.

NOTE 9 — CONVERTIBLE DEBT

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company. The promissory note would bear interest on the unpaid balance at a rate of 10% per annum, and became due and payable on December 7, 2016.  The promissory note could have been prepaid at any time without a penalty.  Pursuant to the subscription agreement, the Company issued a convertible note to the investor in the amount of $3,164,000. At any time prior to the maturity date, the investor had the right, at its option, to convert some or all of the convertible note into Common Stock. The convertible note had a conversion price of $5.00 per share. The outstanding principal amount and all accrued interest were mandatorily and automatically converted into Common Stock, at the conversion price, upon the average market price per share of Common Stock being greater than or equal to the conversion price for twenty trading days.

During the three months ended March 31, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 632,800 shares of Common Stock were issued in satisfaction of the convertible note payable. For the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $0 and $31,207 on its condensed consolidated statements of operations.

NOTE 10— NOTES PAYABLE

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the three months ended March 31, 2017.  The Company recorded accrued interest of $142,192 and $134,794 as of March 31, 2017 and December 31, 2016, respectively related to this note. As of each March 31, 2017 and December 31, 2016, the Company had a balance of $300,000 on its condensed consolidated balance sheets related to this note payable.

The Company expensed $7,397 and $7,479, respectively for the years ended March 31, 2017 and December 31, 2016, respectively for interest related to this note.

During 2011, 42West entered into an agreement to purchase the interest of one of its members.  Pursuant to the agreement, the  outstanding principal, along with any accrued interest, shall be payable immediately if 42West sells, assigns, transfers, or otherwise disposes all or substantially all of its assets and/or businessa prior to December 31, 2018.  As of March 31, 2017, the Company had a balance of $525,000 related to ths agreement.  In connection with the Company’s acquisition of the membership interest of 42West, (note 4), payment of this redemption was accelerated, with $300,000 paid during April 2017, and the remaining $225,000 to be paid in January 2018.  The outstanding balance at March 31, 2017 of $525,000 has been included in current liabilities on the accompanying balance sheet.

NOTE 11 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company issued an unsecured revolving promissory note (the “DE Note”) to Dolphin Entertainment, an entity wholly owned by the Company's CEO. The DE Note accrued interest at a rate of 10% per annum. Dolphin Entertainment had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten-day notice to the Company. On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with Dolphin Entertainment. Pursuant to the terms of the Subscription Agreement, the Company and Dolphin Entertainment agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the DE Note into 614,682 shares of Common Stock.  The shares were converted at a price of $5.00 per share. On the date of the conversion that market price of the shares was $6.00 and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the condensed consolidated statement of operations for the three months ended March 31, 2016.  During the three months ended March 31, 2016, the Company recorded interest expense in the amount of $32,008 on its condensed consolidated statement of operations.

In addition, Dolphin Entertainment has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of DE’s debtholders, pursuant to which the debtholders exchanged their DE Notes for notes issued by Dolphin Films totaling $8,774,327. See note 8 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to Dolphin Entertainment by Dolphin Films. During 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment (the “New DE Note”) in the principal amount of $1,009,624.  The New DE Note is payable on demand and bears interest at 10% per annum.  During the three months ended March 31, 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to Dolphin Entertainment as part of the New DE Note. During the three months ended March 31, 2017, the Company received proceeds related to the New DE Note from Dolphin Entertainment in the amount of $672,000 and repaid Dolphin Entertainment $456,330.  As of March 31, 2017, and December 31, 2016, Dolphin Films owed Dolphin Entertainment $1,244,310 and $684,326, respectively, that was recorded on the condensed consolidated balance sheets. Dolphin Films recorded interest expense of $23,287 for the three months ended March 31, 2017.

NOTE 12 — FAIR VALUE MEASUREMENTS

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (the “Warrants”) for which the Company determined that the Warrants should be accounted for as derivatives (see note 18), for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations.  On March 30, 2017, Warrants J and K were exercised.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations.  The carrying amount at fair value of the aggregate liability for the Warrants recorded on the condensed consolidated balance sheet at March 31, 2017 and December 31, 2016 is $3,636,865 and $20,405,190.  Due to the decrease in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the three months ended March 31, 2017, the Company recorded a gain on the warrant liability of $ 6,823,325 in the condensed consolidated statement of operations for the three months ended March 31, 2017.

The Warrants outstanding at March 31, 2017 have the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (Month)	Expiration Date
Series G Warrants	November 4, 2016	1,500,000	$4.61	9	January 31, 2018
Series H Warrants	November 4, 2016	500,000	$4.61	21	January 31, 2019
Series I Warrants	November 4, 2016	500,000	$4.61	31	January 31, 2020

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

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at March 31, 2017:

	As of March 31, 2017
Inputs	Series G	Series H	Series I
Volatility (1)	62.9%	81.0%	73.0%
Expected term (years)	.83	1.83	2.83
Risk free interest rate	.990%	1.230%	1.462%
Common stock price	$4.25	$4.25	$4.25
Exercise price	$4.61	$4.61	$4.61

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

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2016 to March 31, 2017:

	Warrants “G”, “H” and “I”	Warrants “J” and “K”	Total
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2016	$6,393,936	$14,011,254	$20,405,190
Change in fair value (gain) reported in the statements of operations	(2,757,071)	(4,066,254)	(6,823,325)
Exercise of “J” and “K” Warrants	-	(9,945,000)	(9,945,000)
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2017	$3,636,865	$-	$3,636,865

There were no assets or liabilities carried at fair value on a recurring basis at March 31, 2016.

NOTE 13— LICENSING AGREEMENT - RELATED PARTY

The Company has entered into a ten-year licensing agreement with Dolphin Entertainment, a related party. Under the license, the Company is authorized to use Dolphin Entertainment’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to Dolphin Entertainment, Inc. royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three months ended March 31, 2017 and 2016.

NOTE 14 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its condensed consolidated balance sheet. During the year ended December 31, 2016, the Company delivered the motion picture to various international distributors and recorded $1,371,687 of revenue from production from these deposits.  As of March 31, 2017 and December 31, 2016, the Company recorded $26,428 and $46,681 as deferred revenue on its condensed consolidated balance sheets.

NOTE 15 – VARIABLE INTEREST ENTITIES

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

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of March 31, 2017 and December 31, 2016, and in the statements of operations and statements of cash flows presented herein for the three months ended March 31, 2017 and 2016. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Following is summary financial information for the VIE’s:

	Max Steel Productions LLC			JB Believe LLC
(in USD)	As of and for the three ended March 31, 2017	As of December 31, 2016	As of and for the three ended March 31, 2016	As of and for the three ended March 31, 2017	As of December 31, 2016	As of and for the three ended March 31, 2016
Assets	8,839,208	12,327,887	18,293,811	-	240,269	132,564
Liabilities	(13,063,380)	(15,922,552)	(19,711,156)	(6,762,058)	(7,014,098)	(6,770,943)
Revenues	517,303	9,233,520	-	15,563	133,331	-
Expenses	(1,146,810)	(11,627,444)	(216,707)	(3,792)	(395,374)	(126.881)

NOTE 16 — STOCKHOLDERS’ DEFICIT

A)   Preferred Stock

The Company’s Amended Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

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

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”.  Each share of Series C Convertible Preferred Stock will be convertible into one-twentieth (1/20) of a share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred.  Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.  Only upon such determination, will the Series C Convertible Preferred Stock be entitled or permitted to vote on all matters required or permitted to be voted on by the holders of common stock and will be entitled to that number of votes equal to three votes for the number of Conversion Shares (as defined in the Certificate of Designation) into which such Holder’s shares of the Series C Convertible Preferred Stock could then be converted.

The Certificate of Designation also provides for a liquidation value of $0.001 per share.  The Certificate of Designation also provides for dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

On March 7, 2016, as the Merger Consideration related to the Company’s merger with Dolphin Films, Dolphin Entertainment was issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock. On November 15, 2016, Mr. O’Dowd converted 2,300,000 shares of Series B Convertible Preferred Stock into 2,185,000 shares of the Company’s Common Stock.

           As of March 31, 2017 and December 31, 2016, the Company did not have any Series A or Series B Convertible Preferred Stock outstanding and 1,000,000 shares of Series C Convertible Preferred Stock issued and outstanding.

B)   Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 500,000 shares have been designated for the 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”). As of March 31, 2017, and December 31, 2016, no awards have been issued in connection with this plan.  On February 23, 2016, the Company filed Articles of Amendment to the Amended Articles of Incorporation with the Secretary of State of the State of Florida to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000.

On February 16, 2017, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 100,000 shares of Common Stock at a price of $5.00 per Share. This transaction provided $500,000 in proceeds for the Company.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% membership interest in 42West.  The Company issued 1,230,280 shares of Common Stock at a price of $4.61 per share related to this transaction.  See note 4 for further details on the acquisition.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC exercised Warrants J and K to purchase 2,170,000 and 170,000, respectively, of shares of Common Stock at a purchase price of $0.015 per share.  This transaction provided $35,100 in proceeds for the Company. See note 12 for further discussion.

As of March 31, 2017, and December 31, 2016, the Company had 18,065,801 and 14,395,521 shares of Common Stock issued and outstanding, respectively.

C)   Noncontrolling Interest

On May 21, 2012, the Company entered into an agreement with a note holder to form Dolphin Kids Clubs, LLC ("Dolphin Kids Clubs"). Under the terms of the agreement, Dolphin converted an aggregate amount of $1,500,000 in notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity. The Company holds the remaining 75% and thus controlling interest in Dolphin Kids Clubs. The purpose of Dolphin Kids Clubs is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It was a “gross revenue agreement” and the Company was responsible for paying all associated operating expenses. On December 29, 2016, as part of a global agreement with the 25% member of Dolphin Kids Clubs, the Company entered into a Purchase Agreement and acquired the 25% noncontrolling interest of Dolphin Kids Clubs.  In exchange for the 25% interest, the Company issued Warrant “J” that entitles the warrant holder to purchase shares of common stock at a price of $0.015 per share.  See notes 12 and 18 for further discussion of Warrant “J”.

NOTE 17 —EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended March 31,
	2017	2016
Numerator:
Net income (loss)	$4,961,788	$(3,448,848)
Preferred stock deemed dividend	-	(5,227,247)
Change in fair value of Warrants "J" and "K" (note 12)	4,066,254	-
Numerator for basic and diluted income (loss) per share – income (loss) available to common stockholders	$895,534	$(8,676,095)

Denominator:
Denominator for basic EPS — weighted–average shares	14,477,413	4,678,469
Effect of dilutive securities:
Warrants	2,757,071	-
Shares issuable in January 2018 and Employee Bonus Shares issuable in connection with the 42West acquisition (Note 4)	71,133	-
Denominator for diluted EPS — adjusted weighted-average shares assuming exercise of warrants	17,305,617	4,678,469

Basic income (loss) per share	$0.34	$(1.85)
Diluted Income (loss) per share	$0.05	$(1.85)

The Company reflected the preferred stock deemed dividend related to exchange of Series A for Series B Preferred Stock of $5,227,247 recorded in the three months ended March 31, 2016 (note 16) in the numerator for calculating basic and diluted loss per share for the three months ended March 31, 2016, as the loss for holders of Common Stock would be increased by that amount.

Warrants to purchase 5,890,000 shares and of common stock were outstanding at December 31, 2016. During the three months ended March 31, 2017, warrants for 2,340,000 shares were exercised.  (See note 18) The denominator used to compute diluted income per share for the three months ended March 31, 2017 includes the effect of assumed exercises of dilutive warrants during the quarter. The numerator for diluted earnings (loss) per share for the three months ended March 31, 2017 subtracts the gain for the change in fair value of warrant liability of $4,066,254 related to the Warrants “J” and Warrants “K” included in net income for the quarter that would not have been recorded had the warrants been exercised at the beginning of the period.

Due to the net loss reported for the three months ended March 31, 2016, the denominator used to compute diluted loss per share did not include the effect of 1,050,000 warrant shares outstanding during the quarter, as inclusion would be anti-dilutive.

NOTE 18 — WARRANTS

A summary of warrants outstanding at December 31, 2016 and issued, exercised and expired during the three months ended March 31, 2017 is as follows (amounts have been adjusted to reflect the reverse stock split):

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2016	5,890,000	$2.99
Issued	—	—
Exercised	2,340,000.02
Expired	—	—
Balance at March 31, 2017	3,550,000	$4.95

On March 10, 2010, T Squared Investments, LLC (“T Squared”) was issued Warrant “E” for 350,000 shares of the Company. at an exercise price of $5.00 per share with an expiration date of December 31, 2012.  T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.002 per share. Each time a payment by T Squared is made to Dolphin, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.002 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000.  During the year ended December 31, 2016, T Squared paid $50,000 for the issuance of Warrants G, H and I as described below.  Per the provisions of the Warrant Purchase Agreement, the $50,000 was to reduce the exercise price of Warrant “E”.  T Squared did not make any payments during the three months ended March 31, 2017 to reduce the exercise price of the warrants. As such, the current exercise price is $0.22 per share.

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 350,000 warrants to T Squared (“Warrant “F”) with an exercise price of $5.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.002 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the three months ended March 31, 2017 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 350,000 warrants with an exercise price of $5.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.002 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the three months ended March 31, 2017 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at March 31, 2017	Original Exercise Price	Fair Value as of March 31, 2017	Fair Value as of December 31, 2016	Expiration Date
Warrant “G”	1,500,000	$4.61	$5.00	$1,607,173	$3,300,671	January 31, 2018
Warrant “H”	500,000	$4.61	$6.00	971,121	1,524,805	January 31, 2019
Warrant “I”	500,000	$4.61	$7.00	1,058,571	1,568,460	January 31, 2020
	2,500,000			$3,636,865	$6,393,936

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

On March 31, 2016, the Company issued shares of Common Stock at a purchase price of $4.61 per share related to the acquisition of 42West (note 4).  As a result, the exercise price of each of Warrants “G”, “H” and “I” were reduced to $4.61.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 as derivative liabilities at fair value (see note 12)

On December 29, 2016, in connection with the purchase by the Company of 25% of the outstanding membership interests of Dolphin Kids Club, LLC, the termination of an Equity Finance Agreement and the debt exchange of First Loan and Security Notes, Web Series Notes and Second Loan and Security Notes (See note 8), the Company issued Warrant “J” and Warrant “K” (Warrants “J” and “K”) to the seller.  Each of the Warrants “J” and “K” had an exercise price of $0.15 per share and an expiration date of December 29, 2020.

 The Warrants “J” and “K” each contained an antidilution provision that in the event the Company sells grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below the current exercise price per share of Warrants “J” and “K”, then the current exercise price per share for the Warrants “J” and “K” that are outstanding will be reduced to such lower price per share. The Common Stock issuable upon exercise of Warrants “J” and “K” are not registered and will contain a restrictive legend as required by the Securities Act. At such time as the exercise price is $0.01 per share or less, the holder will have the right to exercise the Warrants “J” and “K” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act.

Due to the existence of the antidilution provision, the Warrants “J” and “K” were carried in the condensed consolidated balance sheet as of December 31, 2016 as derivative liabilities at a fair value of $12,993,342 for Warrant “J” and $1,017,912 for Warrant “K” (see note 12). On March 30, 2017, the holders of Warrants J and K exercised their warrants and were issued 2,340,000 shares of Common Stock.  The Company received $35,100 of proceeds from the transaction.

NOTE 19— RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO was eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement included provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,312,500 and $2,250,000 of compensation as accrued compensation and $791,210 and $735,211 of interest in other current liabilities on its condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, in relation to Mr. O’Dowd’s employment. For the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $55,999 and $50,382, respectively, on the condensed consolidated statements of operations.

On October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and Dolphin Entertainment, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result, during the three months ended March 31, 2016, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B”), par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods up until December 2020.

On March 30, 2017, KCF Investments LLC and BBCF2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 2,340,000 shares of the Company’s Common Stock at an exercise price of $0.015 per share.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of March 31, 2017, the Company has not received any other notifications related to this action.

Tax Filings

For the year ended December 31, 2011, the Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of March 31, 2017 and December 31, 2016, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

Kids Club

Effective February 1, 2017, the Company notified US Youth Soccer Association, Inc., with whom it had entered into an agreement to create, design and host the US Youth Soccer Clubhouse website, that it would not renew the agreement.   The Company did not record any revenues or expenses related to this website for the three months ended March 31, 2017 and 2016.

On July 1, 2016, the Company and United Way Worldwide mutually agreed to terminate the agreement and agreement create and host an online kids club to promote United Way’s philanthropic philosophy and encourage literacy programs. Pursuant to the terms of the agreement the Company was responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package was $10,000 with the Company earning $1,250. The remaining funds were used for program materials and the costs of other partners.  The Company intends to continue promoting the online kids club with the remaining partners and it does not anticipate any material change in the operations of the online kids club.

The Company recorded revenues of $0 and $17,278 related to the onlilne kids clubs during the three months ended March 31, 2017 and 2016, respectively.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board and a majority of its shareholders  approved the 2012 Plan. The 2012 Plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The 2012 Plan will be administered by the Board or a committee designated by the Board. As part of an increase in authorized shares approved by the Board in 2012, 500,000 shares of Common Stock were designated for the 2012 Plan. No awards have been issued and, as such, the Company has not recorded any liability or equity related to the 2012 Plan as of March 31, 2017 and December 31, 2016.

Employee Benefit Plan

 The Company’s wholly owned subsidiary, 42West, has a 401(K) profit sharing plan that covers substantially all employees of 42West.  Contributions to the plan are at discretion of management.

Employment Contracts

 During 2015, 42West entered into seven separate three-year employment contracts with senior level management employees.  The contracts define each individual’s compensation, along with specific salary increases mid-way through the term of each contract.  Each individual was also guaranteed a percentage of proceeds if 42West was sold during the term of their contract.  The percentages vary by executive.  Termination for cause, death or by the employee would terminate the Company’s commitment on each of the contracts.

As a condition to the closing of the 42West Acquisition described in note 4, each of the three Principal Sellers has entered into employment agreements (the “Employment Agreements”) with the Company and will continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. In addition, the Employment Agreements grant each Principal Seller an annual stock bonus of $200,000 to be calculated using the 30-day trading average of the Company’s Common Stock.  The Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, the Principal Sellers shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as be entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

Talent, Director and Producer Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of March 31, 2017 and December 31, 2016, the Company had not recorded any liability related to these participations.

Leases
42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit amounting to $677,354, and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit amounting to $100,000 at March 31, 2017. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

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

Future minimum annual rent payments are as follows:

Period ended March 31,
April 1, 2017 – December 31, 2017	$1,166,410
2018	1,488,298
2019	1,436,981
2020	1,433,403
2021	1,449,019
Thereafter	4,675,844
$11,649,955

Rent expense, including escalation charges, amounted to approximately $138,531 and $228,813 for the first three months ended March 31, 2017 and 2016 respectively.

Motion Picture Industry Pension Accrual

 42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended.  The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plan may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union once the audit is completed.  The Company believes the exposure to be probable and has recognized this liability in other current liabilities on the condensed consolidated balance sheets as of March 31, 2017.

NOTE 21 – SUBSEQUENT EVENTS

On April 10, 2017, the Company signed two separate promissory notes and received aggregate amount of $300,000. The promissory notes bear interest at 10% per annum and mature on October 10, 2017.

On April 13, 2017, the Company issued the following shares of Common Stock as per the 42West Acquisition agreement; (i) 344,550 to certain designated employees and (ii) 100,000 shares as an estimate for the Purchase Consideration withheld on the date of closing related to the working capital.

On April 13, 2017, the Company issued 6,508 shares of Common Stock to a consultant for services rendered during the month ended March 31, 2017.  The shares were issued at a purchase price of $4.61 per share.

On April 13, 2017, T Squared partially exercised Class E Warrants and acquired 325,770 shares of our common stock pursuant to the cashless exercise provision in the related warrant agreement.  T Squared had previously paid down $1,675,000 for these  shares.

 On April 14, 2017, the Principal Sellers of 42West, exercised put options in the aggregate amount of 86,764 shares of Common Stock and were paid an aggregate total of $400,000.

 On April 18, 2017 the Company signed a promissory note and received $250,000. The promissory note bears interest at 10% per annum and matures on October 18, 2017.

 On April 27, 2017, the Company drew $250,000 from the line of credit to be used for working capital.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dolphin Digital Media, Inc. specializes in the production and distribution of online digital content. We also seek to develop online kids clubs. On March 7, 2016, we acquired Dolphin Films, a content producer of motion pictures from Dolphin Entertainment, an entity wholly owned by our President, Chairman and CEO, Mr. O’Dowd. All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

On May 9, 2016, we filed Articles of Amendment to our Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 1-to-20 reverse stock split. The reverse stock split was effective as of May 10, 2016. The reverse stock split was approved by our Board of Directors and a majority of our shareholders. Shares of Common Stock, have been retrospectively adjusted to reflect the reverse stock split in the following management discussion.

On March 30, 2017, we acquired 42West, an entertainment public relations agency offering talent publicity, strategic communications and entertainment, content marketing. As consideration for the 42West Acquisition, we paid approximately $18.7 million in shares of Common Stock, based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock. As a result, (i) we issued (a) 1,230,280 shares of Common Stock on the closing date and (b) 344,550 shares of Common Stock to certain employees on April 13, 2017 and (ii) we plan to issue (a) 118,655 shares of Common Stock as bonuses during 2017 and (b) approximately 1,961,821 shares of Common Stock on January 2, 2018. In addition, we may issue up to 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period. Prior to its acquisition, 42West was the largest independently-owned public relations firm in the entertainment industry. Among other benefits, we anticipate that the 42West Acquisition will strengthen and complement our current digital and motion picture business, while expanding and diversifying our operations. Having marketing expertise in-house will allow Dolphin to review any prospective project’s marketing potential prior to making a production commitment.

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

In connection with the acquisition of 42West, we acquired an estimated $9.1 million of intangible assets and recorded approximately $14 million of goodwill.  The purchase price allocation and related consideration for the intangible assets and goodwill are provisional and subject to completion and adjustment.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2016, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2016, our accumulated deficit as of December 31, 2016 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially.

Revenues

During the three months ended March 31, 2017, revenues were derived  from the release of our motion picture, Max Steel.  By contrast, during the three months ended March 31, 2016, revenues were derived from a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
Revenues:	2017	2016
Production and distribution	100.0%	0.0%
Membership	0.0%	100.0%
Total revenue	100.0%	100.0%

The impact of 42West’s revenue and earnings, for the one day between the acquisition date (March 30, 2017) and March 31, 2017, to revenues and net loss recorded in the condensed consolidated statement of operations for the three months ended March 31, 2017 is de minimis.

Dolphin Digital Studios

In April of 2016, we entered into a co-production agreement to produce Jack of all Tastes, a digital project that showcases favorite restaurants of NFL players. The show was produced during 2016 throughout several cities in the US and we anticipate that it will be available for distribution during the third quarter of 2017. We are currently sourcing distribution platforms in which to release projects currently in production and those for which we have the rights and which we intend to produce. We earn production and online distribution revenue solely through the following:

Producer’s Fees:  We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.    During 2016, we began production of our new web series but it had not been completed as of March 31, 2017.  In addition, we concentrated our efforts in identifying potential distribution partners.

Initial Distribution/Advertising Revenue:  We earn revenues from the distribution of online content on AVOD platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo! and Facebook and Hulu.

Secondary Distribution Revenue:  Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and SVOD.  No revenues from this source have been derived during the three months ended March 31, 2017 and 2016.  We intend to source potential secondary distribution partners for our web series, South Beach - Fever, that was released in 2015, once our agreement with the initial distributor expires.

Dolphin Films

During the three months ended March 31, 2017, we derived revenues from Dolphin Films primarily through the domestic and international distribution of our motion picture Max Steel.

The production of the motion picture Max Steel was completed during 2015 and released in the United States on October 14, 2016.  The motion picture did not perform as well as expected domestically but we have secured approximately $8.2 million in international distribution agreements.  Unamortized film costs are to be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs.  We determined that Max Steel’s domestic performance was an indicator that the capitalized production costs may need to be impaired. We used a discounted cash flow model to help determine the fair value of the capitalized production costs and determined that the carrying value of the capitalized production costs were below the fair value and recorded an impairment of $2 million during 2016.

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

●
Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, VOD, PPV, EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. We anticipate the revenues from these channels will be received in 2017 and thereafter.

Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. During 2015 and 2016, we acquired the rights to certain scripts, one that we intend to produce in the fourth quarter of 2017 and the others in 2018.  During the three months ended March 31, 2017, we acquired the rights to a book from which we intend to develop a script and produce in 2018.  We have not yet determined if these projects would be produced for digital or theatrical distribution.

Online Kids Clubs

We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs. Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We shared in a portion of the membership fees as outlined in our agreements with the respective entities. During 2016, we terminated, by mutual accord the agreement with United Way Worldwide.  We have retained the trademark to the online kids club and will continue to operate the site. Pursuant to the terms of our agreement with US Youth Soccer, we notified them that we did not intend to renew our agreement that terminated on February 1, 2017.   For the three months ended March 31, 2017 and 2016, we recorded $0 and $0.02 million of revenues from the online kids clubs.  We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”).

Membership revenues decreased by $0.01 million during the three months ended March 31, 2017 as compared to the same period in prior year mainly due to promotional efforts made by a consultant that we hired to promote Club Connect.  That consultant is no longer providing services to the Company.

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

Legal and professional fees include fees paid to our attorneys, fees for public relations consultants, and fees for general business consultants.

Other Income and Expenses

Other income and expenses consist primarily of (i) interest payments to Dolphin Entertainment, an entity owned by our CEO, in connection with loans made to the Company; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures (iii) loss on extinguishment of debt (iv) amortization of loan fees and (v) changes in the fair value of warrant liabilities.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017, we generated all of our revenue from the domestic and international distribution of our motion picture, Max Steel.  By contrast, for the three months ended March 31, 2016, we generated all of our revenue from a portion of fees obtained from the sale of memberships to online kids clubs.

	For the three months ended March 31,
Revenues:	2017	2016
Production and distribution	$532,866	$-
Membership	-	17,278
Total revenues:	$532,866	$17,278

Revenues from production and distribution increased by $0.5 million for the three months ended March 31, 2017 as compared to the same quarter in the prior year primarily due to the revenue generated by the domestic and international distribution of Max Steel.

Expenses

For the three months ended March 31 2017 and 2016, our primary operating expenses were (i) direct costs, (ii) selling, general and administrative expenses, (iii) legal and professional fees and (iv) payroll expenses.

	For the three months ended March 31,
Expenses:	2017	2016
Direct costs	$500,526	$2,282
Selling, general and administrative	192,409	268,000
Legal and professional	375,269	344,735
Payroll	336,354	387,446
Total expenses	$1,404,558	$1,002,463

Direct costs increased by approximately $0.5 million for the three months ended March 31, 2017 as compared to the same quarter in the prior year, mainly due to the amortization of capitalized production costs related to the revenues earned from our motion picture, Max Steel.

Selling, general and administrative expenses decreased by approximately $0.08 million for the quarter ended March 31, 2017 as compared to the same quarter in the prior year. The decrease is mainly due to a decrease in travel expenses.

Legal and professional expenses increased by approximately $0.03 million for the quarter ended March 31, 2017 as compared to the same quarter in the prior year primarily due to fees paid for due diligence work related to financing that was later abandoned.

Payroll expenses decreased by approximately $0.05 million for the quarter ended March 31, 2017 as compared to the same quarter in the prior year mostly due to several employees leaving during the second quarter of 2016.

Other Income and expenses

	For the three months ended March 31,
Other (Income)/Expense:	2017	2016
Other income	$-	$(9,660)
Loss on extinguishment of debt	-	1,191,358
Acquisition related costs	537,708	-
Change in fair value of warrant liability	(6,823,325)	-
Interest expense	452,137	1,281,965
Other (Income)/expense	$(5,833,480)	$2,463,663

Interest expense decreased by approximately $0.8 million for the three months ended March 31, 2017 as compared to the same period in the prior year and was directly related to extinguishment of the First Loan and Security Agreements, the Second Loan and Security Agreements and the Web Series Loan and Security Agreements during 2016.

Change in fair value of warrant liability increased by approximately $6.8 million for the three months ended March 31, 2017 as compared to the same period last year due to warrants that were issued in the fourth quarter of 2016 that were accounted for as derivative liabilities. We recorded the warrants at their fair value on the date of issuance and will record any changes to fair value at each balance sheet date on our consolidated statements of operation.

Loss on extinguishment of debt decreased by approximately $1.2 million for the three months ended March 31, 2017 as compared to the same period in prior year as a result of extinguishment of certain debt of the Company. On March 29, 2016, we entered into ten individual subscription agreements with each of ten subscribers. The subscribers were holders of outstanding promissory notes issued pursuant to loan and security agreements. Pursuant to the terms of the subscription agreements, we agreed to convert $2,883,377 aggregate amount of principal and interest outstanding under the notes into an aggregate of 576,676 shares of Common Stock at $5.00 per share as payment in full of each of the notes.  On the date of the conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $576,676 on our condensed consolidated statement of operations.

In addition, on March 4, 2016, we entered into a subscription agreement with Dolphin Entertainment. Pursuant to the terms of the subscription agreement, we agreed to convert $3,073,410 of principal and interest outstanding on a revolving promissory note into 614,682 shares of common stock at $5.00 per share.  On the date of conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $614,682 on our condensed consolidated statement of operations

We incurred approximately $0.5 million of legal, consulting and auditing costs related to the acquisition of 42West.

Net Income (Loss)

Net income was approximately $5.0 million or $0.34 per share based on 14,477,413 weighted average shares outstanding and $0.05 per share on a fully diluted basis based on 17,305,617 weighted average shares outstanding for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2016 was approximately $3.5 million or $(1.85) per share based on 4,678,469 weighted average shares. Net income and losses for the three months ended March 31, 2017 and 2016 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows provided by operating activities increased by approximately $4.4 million from approximately $(0.6) million used for operating activities during the three months ended March 31, 2016 to approximately $3.8 million provided by operating activities during the three months ended March 31, 2017. This increase was primarily due to (i) $2.1 million of production tax incentives received and (ii) approximately $2 million received from accounts receivable related to Max Steel.

Cash flows from investing activities increased by approximately $1.3 million during the three months ended March 31, 2017 as compared to the same period in prior years primarily due to restricted cash that became available and was used to pay a portion of our debt.

Cash flows used for financing activities increased by approximately $6 million during the three months ended March 31, 2017 from approximately $0.9 million provided by financing activities during the three months ended March 31, 2016 to approximately $5.1 million used for financing activities during the three months ended March 31, 2017 mainly due to approximately $5.8 million used to repay the debt related to the production, distribution and marketing loans for Max Steel.

As of March 31, 2017 and 2016, we had cash available for working capital of approximately $0.6 million and approximately $0.7 million, respectively, and a working capital deficit of approximately $19.8 million and approximately $31.4 million, respectively.

As previously discussed, in connection with the 42West Acquisition, we may be required to purchase from the sellers up to an aggregate of 2,374,187 of their shares of Common Stock at a  price equal to $4.61 per share during certain specified exercise periods up until December 2020.  Of that amount we may be required to purchase up to 455,531 shares in 2017, for an aggregate of up to $3.1 million.  On April 14, 2017, the sellers of 42West, exercised put options in the aggregate amount of 86,764 shares of Common Stock and were paid an aggregate total of $0.4 million.

These factors, along with an accumulated deficit of $94.8 million, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts that we intend to obtain financing to produce and release during 2017. We will potentially earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production. With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community.    There can be no assurance that we will be successful in selling these services to clients.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holding, LLC, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a $14.5 million non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During the three months ended March 31, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4.5 million corporate guaranty from a party associated with the motion picture.  The lender has retained a reserve of $1.3 million for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As March 31, 2017 we had an outstanding balance of $9,688,855, including the Reserve, related to this agreement recorded on our condensed consolidated balance sheets.  On our condensed consolidated statement of operations for the three months ended March 31, 2017, we recorded (i) interest expense of $220,155 related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $1.1 million of interest. The film was released October 14, 2016 and delivery to the international distributors has begun.  During the year ended December 31, 2016, an aggregate of $4.2 million was received from the international distributors and tax incentives from the jurisdiction in which a portion of the film was produced. As of March 31, 2017, we had an outstanding balance of $3,211,387, related to this debt on our condensed consolidated balance sheets.

42West Line of Credit

In 2008, 42West entered into a revolving line of credit with City National Bank, (the “Line of Credit) which matures on August 31, 2017.  The purpose of the Line of Credit was to provide 42West with working capital as needed from time to time.  The maximum amount that can be drawn on the Line of Credit is $1,500,000.  The Line of Credit bears interest computed as the greater of (a) three and one half percent per year or (b) the prime rate of City National Bank less one quarter of one percent, provided that the rate per annum never exceed 16%.  On March 31, 2017, the outstanding balance on the line of credit was $0.5 million.  On April 27, 2017, we drew an additional $0.3 million from the Line of Credit to be used for working capital.

Promissory Notes

On April 10, 2017, we signed two separate promissory notes, one in the amount of $300,000 and the other in the amount of $200,000 that mature on October 10, 2017.  On April 18, 2017, we signed a promissory note in the amount of $250,000 that matures on October 18, 2017.  Each of the three promissory notes bear interest at a rate of 10% per annum, payable in 30-day installments after the execution of the promissory notes. The proceeds of these three notes were used for working capital.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements and our current annual report on Form 10-K for the year ended December 31, 2016 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies have been followed for the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking” statements for purposes of federal and state securities laws.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements include:

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●
our inability to realize the anticipated benefits of the 42West Acquisition, including synergies, expanded service offerings and increased revenues;

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on April 17, 2017, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial   Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2017 as follows:

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 17, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF   PROCEEDS.

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

ITEM 5. OTHER INFORMATION

The 2017 annual meeting of shareholders (the “Annual Meeting”) will be held on June 29, 2017, at 11:00 a.m. local time at the law offices of Greenberg Traurig, located at 333 S.E. 2nd Avenue, Suite 4400, Miami, FL 33131.  The record date for determining shareholders entitled to notice of, and to vote at, the Annual Meeting was April 20, 2017.

ITEM 6.     EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 22, 2017.

Dolphin Digital Media Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Digital Media Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer