Form 10-Q
period 2017-06-30
Dolphin Entertainment, Inc.
filed 2017-08-21
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-50621

DOLPHIN ENTERTAINMENT, INC.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock outstanding was 18,815,203 as of August 21, 2017.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of June 30, 2017	As of December 31, 2016
Current
Cash and cash equivalents	$1,071,813	$662,546
Restricted cash	-	1,250,000
Accounts receivable, net of $251,000 of allowance for doubtful accounts	5,992,899	3,668,646
Other current assets	511,920	2,665,781
Total Current Assets	7,576,632	8,246,973
Capitalized production costs	2,626,461	4,654,013
Intangible assets, net of $249,333 of amortization	8,860,667	-
Goodwill	14,336,919	-
Property, equipment and leasehold improvements	1,071,706	35,188
Investments	220,000	-
Deposits	852,509	1,261,067
Total Assets	$35,544,894	$14,197,241
LIABILITIES
Current
Accounts payable	$1,627,478	$677,249
Other current liabilities	4,973,500	2,958,523
Line of credit	750,000	-
Put Rights	750,343	-
Warrant liability	-	14,011,254
Accrued compensation	2,375,000	2,250,000
Debt	12,892,544	18,743,069
Loan from related party	1,818,659	684,326
Deferred revenue	20,303	46,681
Note payable	850,000	300,000
Total current liabilities	26,057,827	39,671,102
Noncurrent
Warrant liability	4,170,677	6,393,936
Put Rights	3,149,657	-
Contingent consideration	3,743,000	-
Note payable	400,000	-
Other noncurrent liabilities	1,048,293	-
Total noncurrent liabilities	12,511,627	6,393,936
Total Liabilities	38,569,454	46,065,038
STOCKHOLDERS' DEFICIT
Common stock, $0.015 par value, 400,000,000 shares authorized, 18,690,792 and 14,395,521, respectively, issued and outstanding at June 30, 2017 and December 31, 2016.	280,363	215,933
Preferred Stock, Series C, $0.001 par value, 50,000, 50,000 at June 30, 2017 and December 31, 2016	1,000	1,000
Additional paid in capital	93,103,658	67,727,474
Accumulated deficit	(96,409,581)	(99,812,204)
Total Stockholders' Deficit	$(3,024,560)	$(31,867,797)
Total Liabilities and Stockholders' Deficit	$35,544,894	$14,197,241

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2017	2016	2017	2016

Revenues:
Production and distribution	$2,694,096	$4,000	$3,226,962	$4,157
Entertainment Publicity	5,137,556	-	5,137,556	-
Membership	-	3,750	-	21,028
Total revenues	7,831,652	7,750	8,364,518	25,185

Expenses:
Direct costs	2,070,529	-	2,500,772	2,429
Distribution and marketing	559,210	-	629,493	-
Payroll	3,466,157	363,756	3,802,511	751,202
Selling, general and administrative	1,020,807	523,014	1,213,400	562,576
Legal and professional	621,369	394,358	997,434	967,531
Total Expenses	7,738,072	1,281,128	9,143,610	2,283,738
Income (Loss) before other expenses	93,580	(1,273,378)	(779,092)	(2,258,553)

Other Income (Expenses):
Other Income (Expenses)	(16,000)	-	(16,000)	9,660
Amortization of intangible assets	(249,333)	-	(249,333)	-
Loss on extinguishment of debt	(4,167)	(4,652,443)	(4,167)	(5,843,811)
Acquisition costs	(207,564)	-	(745,272)	-
Change in fair value of warrant liability	(533,812)	-	6,289,513	-
Change in fair value of put rights	(100,000)	-	(100,000)	-
Loss on disposal of furniture, office equipment and leasehold improvements	(28,025)	-	(28,025)	-
Change in fair value of contingent consideration	(116,000)	-	(116,000)	-
Interest expense	(396,864)	(1,778,111)	(849,001)	(3,155,076)
Net Income (Loss)	(1,558,185)	(7,703,932)	3,402,623	(11,247,780)

Net income attributable to noncontrolling interest	$-	$937	$-	$5,257
Net loss attributable to Dolphin Entertainment, Inc.	(1,558,185)	(7,704,869)	3,402,623	(11,253,037)
Net Income (Loss)	$(1,558,185)	$(7,703,932)	$3,402,623	$(11,247,780)

Income (Loss) per Share:
Basic	$(0.08)	$(1.76)	$0.21	$(2.72)
Diluted	$(0.08)	$(1.76)	$(0.15)	$(2.72)
Weighted average number of shares used in per share calculation
Basic	18,672,778	7,340,942	16,586,685	6,050,896
Diluted	18,672,778	7,340,942	19,085,691	6,050,896

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,402,623	$(11,247,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	77,977	11,316
Amortization of intangible assets	249,333	-
Amortization of capitalized production costs	2,049,913	-
Impairment of capitalized production costs	-	2,439
Loss on extinguishment of debt	4,167	5,843,811
Loss on disposal of fixed assets	28,024	-
Bad debt	16,000	-
Change in fair value of warrant liability	(6,289,513)	-
Change in fair value of put rights	100,000	-
Change in fair value of contingent consideration	116,000	-
Change in deferred rent	434,353	-
Changes in operating assets and liabilities:		-
Accounts receivable	(633,609)	870,550
Other current assets	2,153,861	-
Prepaid expenses	-	69,766
Capitalized production costs	(22,361)	(123,177)
Deposits	454,121	-
Deferred revenue	(26,378)	-
Accrued compensation	125,000	60,000
Accounts payable	883,137	(1,370,875)
Other current liabilities	(355,923)	3,597,441
Other noncurrent liabilities	(41,120)	-
Net Cash Provided by (Used in) Operating Activities	2,725,605	(2,286,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,250,000	-
Purchase of fixed assets	(54,558)	-
Acquisition of 42West, net of cash acquired	13,626	-
Net Cash Provided by Investing Activities	1,209,068	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and security agreements	-	(405,000)
Repayment of loan and security agreements	-	-
Sale of common stock	500,000	6,225,000
Proceeds from line of credit	750,000	-
Proceeds from note payable	950,000	-
Repayment of debt	(5,850,525)	-
Proceeds from the exercise of warrants	35,100	-
Exercise of put rights	(700,000)	-
Advances from related party	1,297,000	-
Repayment to related party	(506,981)	(961,324)
Net Cash Provided by (Used in) Financing Activities	(3,525,406)	4,858,676
NET INCREASE IN CASH AND CASH EQUIVALENTS	409,267	2,572,167
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	662,546	2,392,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,071,813	$4,964,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$3,333	$749,249
SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of related party debt and interest to shares of common stock	$-	$3,073,410
Conversion of debt into shares of common stock	$-	$3,164,000
Conversion of loan and security agreements, including interest, into shares of common stock	$-	$20,434,858
Issuance of shares of Common Stock related to the 42West Acquisition	$15,030,767	$-
Liability for contingent consideration for the 42West Acquisition	$3,743,000	$-
Liability for put rights to the Sellers of 42West	$3,900,000	$-
Liabilities assumed in the 42West Acquisition	$1,011,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Deficit
For the six months ended June 30, 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	1,000,000	$1,000	14,395,521	$215,933	$67,727,474	$(99,812,204)	$(31,867,797)
Net income for the six months ended June 30, 2017	-	-	-	-	-	3,402,623	3,402,623
Sale of common stock during the six months ended June 30, 2017	-	-	100,000	1,500	498,500	-	500,000
Issuance of shares from partial exercise of Warrant E and exercise of all of Warrants J and K	-	-	2,665,770	39,987	9,940,113	-	9,980,100
Issuance of shares for payment of services			6,508	98	34,069		34,167
Issuance of shares related to acquisition of 42West	-	-	1,674,830	25,123	15,601,224	-	15,626,347
Shares retired from exercise of puts			(151,837)	(2,278)	(697,722)		(700,000)
Balance June 30, 2017	1,000,000	$1,000	18,690,792	$280,363	$93,103,658	$(96,409,581)	$(3,024,560)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 1 – GENERAL

Nature of Operations

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a producer of original high-quality digital programming for online consumption and is committed to delivering premium, best-in-class entertainment and securing premiere distribution partners to maximize audience reach and commercial advertising potential. On March 7, 2016, the Company completed its merger with Dolphin Films, Inc., an entity under common control. Dolphin Films, Inc. (“Dolphin Films”) is a motion picture studio focused on storytelling on a global scale for young, always-connected audiences. On March 30, 2017, the Company acquired 42West, LLC, a Delaware limited liability company (“42West”). 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing. Dolphin also currently operates online kids clubs, however it intends to discontinue the online kids clubs at the end of 2017 to dedicate its time and resources to the entertainment publicity business and the production of feature films and digital content.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

Effective March 7, 2016, the Company acquired Dolphin Films from Dolphin Entertainment, LLC. (“DE LLC”), a company wholly owned by William O’Dowd, CEO, President and Chairman of the Board of Dolphin. At the time of the acquisition, Mr. O’Dowd was also the majority shareholder of Dolphin. The acquisition from DE LLC was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at DE LLC’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of DE LLC’s prior to the effective date of the acquisition.

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

On June 29, 2017, the shareholders approved a change in the name of the Company to Dolphin Entertainment, Inc. The Company filed the amended and restated articles of incorporation with the State of Florida on July 6, 2017 to reflect the name change.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 —Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in ASC Topic 605, and most industry specific guidance, and replace it with a new Accounting Standards Codification (“ASC”) Topic 606. The FASB has also issued several subsequent ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

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

The Company expects that it will adopt ASC 606 following the modified retrospective approach. The Company is currently evaluating the impact that the adoption of this new guidance. While there may be additional areas impacted by the new standard, the Company has identified certain areas that may be impacted as follows:

Variable Consideration: The Company is entitled to royalties from certain international distributors based on the sales made by these distributors after recoupment of a minimum guarantee. The Company is also entitled to certain bonus payments if certain of their clients receive awards as specified in the engagement contracts. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. The Company is evaluating the impact, if any, of recognizing the variable consideration.

Principal vs. Agent: The new standard includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company is currently evaluating whether the new principal versus agent guidance will have an impact (i.e., changing from gross to net recognition or from net to gross recognition) under certain of its distribution arrangements.

The Company is continuing to evaluate the impact of the new standard on its consolidated financial statements for the above areas and other areas of revenue recognition, particularly as it pertains to its new subsidiary, 42West.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company's fiscal year beginning April 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new guidance effective January 1, 2017, with no material impact on the Company's consolidated financial statements.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect The Company is currently reviewing the impact that implementing this ASU will have.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. The Company has a net loss of $1,558,185 for the three months ended June 30, 2017 and net income of $3,402,623 for the six months ended June 30, 2017. Although the Company had net income for the six months ended June 30, 2017, it was primarily due to a change in the fair value of the warrant liability. Furthermore, the Company has recorded accumulated deficit of $96,409,581 as of June 30, 2017. The Company has a working capital deficit of $ 18,481,195 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts that it intends to obtain financing to produce during 2017 and 2018 and release starting in 2018. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. With the acquisition of 42West, the Company is currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community and reducing expenses by identifying certain costs that can be combined with the Company’s. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses.

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

Revenue Recognition

Entertainment Publicity revenue consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

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

Investment

Investment represents an investment in equity securities of The Virtual Reality Company (“VRC”). The Company’s $220,000 investment in VRC represents less than 1% noncontrolling ownership interest in VRC. Accordingly, the Company accounts for its investment under the cost method. Under the cost method, the investor’s share of earnings or losses is not included in the balance sheet or statement of operations. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. However, impairment charges are recognized in the statement of operations, if factors come to our attention that indicate that a decrease in value of the investment has occurred that is other than temporary.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $73,341 and $77,977, respectively for the three and six months ended June 30, 2017 and $5,658 and $11,316, respectively, for the three and six months ended June 30, 2016. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period (Years)
F Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 – 8, not to exceed the lease terms

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

Intangible assets

In connection with the acquisition of 42West that occurred on March 30, 2017, the Company acquired an estimated $9,110,000 of intangible assets with finite useful lives initially estimated to range from 3 to 10 years. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment. Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

In connection with the acquisition of 42West that occurred on March 30, 2017 (note 4), the Company recorded $13,996,337 of goodwill, which management has assigned to the Entertainment Publicity reporting unit. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment.  During the quarter ended June 30, 2017, the Company adjusted goodwill in the amount of $340,582 to record the issuance of 100,000 shares of the Company’s common stock related to a working capital adjustment, as provided for in the 42 West purchase agreement and adjust the fair value of certain liabilities as of the acquisition date.  The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The Company has outstanding warrants at June 30, 2017 and December 31, 2016 accounted for as derivative liabilities, because they contain full-ratchet down round provisions (see notes 12 and 18). The Company also has equity classified warrants outstanding at June 30, 2017 and December 31, 2016 (see note 18).

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

To account for the acquisition of 42West that occurred on March 30, 2017, the Company made a number of fair value measurements related to the different forms of consideration paid for 42West and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Note 4 and 12 for further discussion and disclosures.

Certain warrants issued in 2016 are measured and carried at fair value on a recurring basis in the condensed consolidated financial statements. See note 12 for disclosures regarding those fair value measurements.

As of June 30, 2016, and for the three and six months then ended, the Company had no assets or liabilities measured at fair value, on a recurring or nonrecurring basis.

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

3)
Dolphin Films: Dolphin Films produces motion pictures, with an initial focus on family content. The motion pictures are distributed, through third parties, in the domestic and international markets. The Company derived all of its revenues from this segment during the three and six months ended June 30, 2017.

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

With the acquisition of 42West, the Company has identified an additional operating segment meeting the criteria in ASC 280 for a separate reporting segment. The new segment is Entertainment Publicity and primarily provides talent publicity, strategic communications and entertainment, content marketing. See Note 20 for Segment reporting for the three and six months ended June 30, 2017.

NOTE 4 — ACQUISITION OF 42WEST

On March 30, 2017, the “Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and the Sellers. Pursuant to the Purchase Agreement, on March 30, 2017, the Company acquired from the Sellers 100% of the membership interests of 42West and 42West became a wholly-owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing.

The consideration paid by the Company in connection with the 42West Acquisition was $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain 42West indebtedness) in shares of Common Stock, determined based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share, plus the potential to earn up to an additional $9.3 million (less payment of certain taxes) in shares of Common Stock, determined based on $4.61 per share. As a result, the Company (i) issued 1,230,280 shares of Common Stock to the Sellers on the closing date (the “Initial Consideration”), (ii) (a) issued 344,550 shares of Common Stock to certain current 42West employees and a former 42West employee on April 13, 2017, to settle change in control provisions in their pre-existing employment and termination agreements (the “Change in Control Provisions”), (b) may issue up to 118,655 shares of Common Stock as employee stock bonuses (the “Employee Bonus Shares”) upon the effectiveness of a registration statement on Form S-8 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), registering the Employee Bonus Shares, and (c) will issue approximately 1,535,125 shares of Common Stock to the Sellers, and 426,696 shares of Common Stock to certain current and former 42West employees to settle the Change in Control Provisions, on January 2, 2018 (the "Post-Closing Consideration"), and (iii) potentially may issue up to approximately 1,712,828 shares of Common Stock to the Sellers, and 250,298 shares to certain current and former 42West employees in accordance with the Change in Control Provisions, based on the achievement of specified 42West financial performance targets over a three-year period beginning January 1, 2017 and ending December 31, 2019 as set forth in the Purchase Agreement (the "Earn-Out Consideration", and together with the Initial Consideration and the Post-Closing Consideration, (the "Stock Consideration"). The Purchase Agreement allows for a working capital adjustment to be calculated within 30 days of the closing of the transaction. On April 13, 2017, the Company agreed to issue 100,000 shares of Common Stock as a provisional working capital adjustment until certain information is agreed to between the Sellers and the Company. None of the Common Stock included in the Stock Consideration have been registered under the Securities Act.

The Company also agreed to pay the Sellers’ transaction costs and assumed certain tax liabilities incurred or to be incurred by the Sellers based on the proceeds they receive.

The issuance of 118,655 Employee Bonus Shares and the potential issuance of 235,575 shares as part of the Earn-Out Consideration to current employees (the “Employee Earn-Out Shares”) are conditioned on the employees remaining employed by the Company up to the date the shares become issuable. If an employee does not remain employed for the requisite service period, the shares they forfeit will be allocated among and issued to the Sellers. The Employee Bonus Shares and Employee Earnout Shares are not considered part of the accounting consideration transferred to acquire 42West. The Employee Bonus Shares will be accounted for under ASC 718, Compensation—Stock Compensation, which will result in compensation expense in the Company’s consolidated statements of operations (see Stock-Based Compensation in Note 1).

The Purchase Agreement contains customary representations, warranties, covenants and indemnifications.

Also in connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three months ended June 30, 2017, the Sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 151,837 shares of Common Stock for an aggregate amount of $700,000.

Each of Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) has entered into employment agreements with the Company to continue as employees of the Company for a three-year term after the closing of the 42West Acquisition. Each of the employment agreements of the Principal Sellers contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, except pursuant to an effective registration statement on Form S-1 or Form S-3 promulgated under the Securities Act (an “Effective Registration Statement”) or upon exercise of the Put Rights pursuant to the Put Agreement, and, except pursuant to an Effective Registration Statement, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Principal Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Principal Seller in the third year, following the closing date. The non-executive employees of 42West were retained as well.

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

The provisional acquisition-date fair value of the consideration transferred totaled $24,099,349, which consisted of the following:

Common Stock issued at closing and in April 2017 (1,574,830 shares)	$6,693,028
Common Stock issuable on January 2, 2018 (1,961,821 shares)	8,337,739
Contingent Consideration	3,627,000
Put Rights	3,800,000
Sellers’ transaction costs paid at closing	260,000
Sellers’ tax liabilities assumed	786,000
Working capital adjustment	595,582
$24,099,349

The fair values of the 1,574,830 shares of Common Stock issued at closing and in April 2017 and the 1,961,821 shares of Common Stock to be issued on January 2, 2018 were determined based on the closing market price of the Company’s Common Stock on the acquisition date of $4.25 per share.

The Earn-Out Consideration arrangement requires the Company to pay up to 1,727,551 shares of Common Stock to the Sellers and one former employee of 42West to settle a Change in Control Provision (the “Contingent Consideration”), on achievement of adjusted EBITDA targets based on the operations of 42West over the three-year period beginning January 1, 2017. The provisional fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporated significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date. The key assumptions as of the acquisition date used in applying the Monte Carlo Simulation model are as follows: estimated risk-adjusted EBITDA figures ranging between $3,750,000 and $3,900,000; discount rates ranging between 11.75% and 12.25% applied to the risk-adjusted EBITDA estimates to derive risk-neutral EBITDA estimates; risk-free discount rates ranging from 1.03% to 1.55%, based on U.S. government treasury obligations with terms similar to those of the Contingent Consideration arrangement, applied to the risk-neutral EBITDA estimates; and an annual asset volatility estimate of 72.5%.

The provisional fair value of the Put Rights at the acquisition date was estimated using Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date. The key assumptions in applying the Black Scholes Option Pricing Model are as follows: a discount rate range of 0.12% to 1.70% based on U.S Treasury obligations with a term similar to the exercise period for each of the rights to put shares to the Company as set forth in the Put Option agreements, and an equity volatility estimate of 75% based on the stock price volatility of the Company and certain publicly traded companies operating in the advertising services industry.

The Sellers’ tax liabilities assumed relates to the New York City Unincorporated Business Tax the Sellers will incur on the Initial Consideration, Post-Closing Consideration and potential Earn-Out Consideration received or to be received by them in connection with the 42West Acquisition. The Company’s obligation to pay the Sellers’ tax liabilities is a mutually agreed upon amount of $786,000, which was based on the Sellers’ estimates at the closing date of the 42West Acquisition of the amount of taxes to be owed, based on a 4% tax rate and the Sellers’ estimated taxable income. The estimated fair value of the Sellers’ tax liabilities assumed may change during the measurement period, pending receipt by the Company from the Sellers of an updated tax liability accrual, and ultimately the Sellers’ preparation of the related income tax returns related to the Initial Consideration. Therefore, the estimated fair value of the Sellers’ tax liabilities assumed is provisional.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, March 30, 2017. Amounts in the table are provisional estimates that may change, as described below.

Cash	$273,625
Accounts receivable	1,706,644
Property, equipment and leasehold improvements	1,087,962
Other assets	265,563
Indemnification asset	300,000
Intangible assets	9,110,000
Total identifiable assets acquired	12,743,794

Accounts payable and accrued expenses	(731,475)
Line of credit and note payable	(1,025,000)
Settlement liability	(300,000)
Other liabilities	(902,889)
Tax liabilities	(22,000)
Total liabilities assumed	(2,981,364)
Net identifiable assets acquired	9,762,430
Goodwill	14,336,919
Net assets acquired	$24,099,349

Of the provisional fair value of the $9,110,000 of acquired identifiable intangible assets, $5,980,000 was assigned to customer relationships (10-year useful life), $2,760,000 was assigned to the trade name (10-year useful life), and $370,000 was assigned to non-competition agreements (3-year useful life), that were recognized at fair value on the acquisition date.

The estimated fair value of accounts receivable acquired is $1,706,644, with the gross contractual amount being $1,941,644. The Company expects $235,000 to be uncollectible. The estimated fair value of accounts receivable is provisional, pending the Company obtaining additional evidence of the actual amounts which will be collected.

The fair values of property and equipment and leasehold improvements of $1,087,962, and other assets of $265,563, are based on 42West’s carrying values prior to the acquisition, which approximate their fair values.

The estimated fair value of the settlement liability of $300,000 relates to 42West’s contingent liability to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended (the “Guild Dispute”). The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations of 42West to the Plans. Based on a recent audit for periods prior to June 7, 2011, the Company estimates that the probable amount the Plan may seek to collect from 42West is approximately $300,000, as of the acquisition date, in pension plan contributions, health and welfare plan contributions and union dues once the audit is completed. Accordingly, the Company has recorded a $300,000 settlement accrual liability for the probable amount of the liability it may incur due to the Motion Picture Industry Pension audit of the period from March 25, 2012 through August 20, 2016 (see Note 21). The Company has not recorded a liability as of the acquisition date for any exposure for additional settlement obligations related to the period from August 20, 2016 through March 30, 2017, as the Company has not reached a conclusion that a loss for that period is probable. Therefore, the ultimate amount related to the settlement liability as of March 30, 2017 may vary from the amount recorded, and therefore the estimated fair value of the settlement liability is provisional.

In accordance with the terms of the Purchase Agreement, the Sellers indemnified the Company with respect to the Guild Dispute for losses incurred related the Company’s alleged contribution obligations to the Plans for the period between March 25, 2012 through March 26, 2016. The Company has recorded an indemnification asset related to the recorded settlement liability, measured at fair value on the same basis as the settlement liability. The indemnification asset represents the estimated fair value of the indemnification payment expected to be received from Sellers, related to the indemnification by the Sellers of the estimated settlement liability. As the estimated fair value of the settlement liability is provisional, so too is the estimated fair value of the indemnification asset.

The deferred tax liability related to 42West is a provisional estimate pending the completion of an analysis of deferred income taxes.

Based on the provisional fair values related to certain assets acquired and liabilities assumed discussed above, the $14,336,919 of goodwill is also provisional. The goodwill was assigned to the Entertainment Publicity reporting unit, which at the same level as the Entertainment Publicity segment (see Note 20). The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of 42West. The goodwill is expected to be deductible for income tax purposes.

The Company expensed $207,564 and $745,272 of acquisition related costs in the three months and six months ended June 30, 2017, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled “acquisition costs.”

The revenue and net income of 42West included in the consolidated amounts reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 are as follows:

	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Revenue	$5,137,556	$5,137,556
Net income	244,764	244,764

The three- and six-month amounts above are the same, as the amounts of 42West’s revenue and earnings for the one day between the acquisition date (March 30, 2017) and March 31, 2017 were de minimis.

The following represents the pro forma consolidated operations for the three and six months ended June 30, 2017 and June 30, 2016, respectively, as if 42West had been acquired on January 1, 2016 and its results had been included in the consolidated results of the Company beginning on that date:

Pro Forma Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$7,831,652	$4,550,913	$13,054,074	$9,476,356
Net income (loss)	(1,381,361)	(7,794,338)	4,562,242	(10,582,396)
Earnings (Loss) per share:
Weighted average shares - Basic	18,643,324	8,823,665	17,322,369	7,553,754
Weighted average shares – Fully diluted	18,643,324	8,823,665	19,821,375	7,553,754
Loss per share - Basic	$(0.07)	$(0.88)	$0.26	$(2.09)
Loss per share – Fully diluted	$(0.07)	$(0.88)	$(0.09)	$(2.09)

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of 42West and adjusting the combined results of the Company and 42West to reflect (a) the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2006, (b) the reversal of 42West’s income taxes as if 42West had filed a consolidated income tax return with the Company beginning January 1, 2016, and (c) to exclude $207,564 and $795,272 of acquisition related costs that were expensed by the Company during the three months ended June 30, 2017 and by the Company and 42West on a combined basis during the six months ended June 30, 2017, respectively.

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of March 30, 2017 and the related measurement period adjustments to the fair values recorded during the three months ended June 30, 2017:

	March 31, 2017 (As initially reported)	Measurement Period Adjustments	June 30, 2017 (As adjusted)
Cash	$273,625	$-	$273,625
Accounts receivable	1,706,644	-	1,706,644
Property, equipment and leasehold improvements	1,087,962	-	1,087,962
Other assets	265,563	-	265,563
Indemnification asset	-	300,000	300,000
Intangible assets	9,110,000	-	9,110,000
Total identifiable assets acquired	12,443,794	300,000	12,743,794

Accounts payable and accrued expenses	(731,475)	-	(731,475)
Line of credit and note payable	(1,025,000)	-	(1,025,000)
Settlement liability	(300,000)	-	(300,000)
Other liabilities	(902,889)	-	(902,889)
Tax liabilities	(22,000)	-	(22,000)
Total liabilities assumed	(2,981,364)	-	(2,981,364)
Net identifiable assets acquired	9,462,430	-	9,762,430
Goodwill	13,996,337	340,582	14,336,919
Net assets acquired	$23,458,767	$640,532	$24,099,349

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of March 31, 2017, the Company recorded the identifiable net assets acquired of $9,462,430 as shown in the table above in its condensed consolidated balance sheet. During the three months ended June 30,2017, the Company’s measurement period adjustments of $640,532 were made and, accordingly, the Company recognized these adjustments in its June 30, 2017 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $9,762,430 as shown in the table above. The changes to the provisional amounts did not result in changes to the Company’s previously reported condensed consolidated income statement for the three months ended March 31, 2017.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at March 31, 2017	$13,996,337
Changes to estimated fair values:
Contingent Consideration	86,000
Put Rights	(200,000)
Sellers’ tax liabilities assumed	159,000
Working capital adjustment	595,582
Indemnification asset	(300,000)
340,582
Adjusted goodwill	$14,336,919

The provisional estimated fair value of Contingent Consideration increased from the originally reported amount primarily due to changes in the estimated risk-adjusted EBITDA figures expected to be achieved during the earn-out period, changes to the risk-free discount rates and recalibration of the asset volatility estimate, which are inputs to the Monte Carlo simulation model used to calculate the fair value.

The provisional estimated fair value of the Put Rights decreased from the originally reported amount primarily due to a decrease in the annual asset volatility assumption.

The provisional estimated fair values of the working capital adjustment and indemnification asset were initially determined subsequent to the issuance by the Company of its condensed consolidated financial statements for the three months ended March 31, 2017.

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

Motion Pictures

For the three and six months ended June 30, 2017, revenues earned from motion pictures were $2,694,096 and $3,226,962, respectively, mainly attributable to Max Steel, the motion picture released on October 14, 2016 and international sales of Believe, the motion picture released in December 2013. During the three and six months ended June 30, 2016, the Company earned revenues of $4,000 and $4,157, respectively from the international sales of Believe. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of $1,620,635 and $2,049,913, respectively during the three and six months ended June 30, 2017, related to Max Steel. All capitalized production costs for Believe were either amortized or impaired in prior years. Subsequent to the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to a lower than expected domestic box office performance. As of June 30, 2017, and December 31, 2016, the Company had a balance of $2,140,017, and $4,189,930, respectively recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $235,000 and $215,000 in capitalized production costs as of June 30, 2017 and December 31, 2016 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of June 30, 2017.

On November 17, 2015, the Company entered into a quitclaim agreement with a distributor for rights to a script owned by the Company. As part of the agreement the Company will receive $221,223 plus interest and a profit participation if the distributor decides to produce the motion picture within 24 months after the execution of the agreement. If the motion picture is not produced within the 24 months, all rights revert back to the Company. As per the terms of the agreement, the Company is entitled to co-finance the motion picture. As of June 30, 2017, the Company had not been notified by the distributor that it intends to produce the motion picture.

As of June 30, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $2,375,017 and $4,404,930, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

Digital Productions

During the year ended December 31, 2016, the Company began production of a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement and is responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. During the three and six months ended June 30 and 2016, the Company did not earn any revenues related to digital projects and impaired $2,439 of capitalized production costs related to digital productions.

 As of June 30, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $251,444 and $249,083, recorded on its condensed consolidated balance sheet related to the digital project.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to Max Steel.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The motion picture was delivered to the distributors and other stipulations, as required by the contracts were met. As of June 30, 2017 and December 31, 2016, the Company had a balance of $4,038,871 and $3,668,646, respectively, in accounts receivable related to the revenues of Max Steel.

The Company’s trade accounts receivable related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of June 30, 2017, the Company had a balance of $1,951,827, net of $251,000 of allowance for doubtful accounts of accounts receivable related to the entertainment PR business. (note 4)

Other Current Assets

The Company had a balance of $511,920 and $2,665,781 in other current assets on its condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, these amounts were primarily comprised of prepaid loan interest and indemnification asset related to the 42 West Acquisition. See note 4 for further discussion. As of December 31, 2016, these amounts were primarily comprised of tax incentive receivables, and prepaid loan interest.

Tax Incentives -The Company has access to government programs that are designed to promote film production in the jurisdiction. As of June 30, 2017, and December 31, 2016, respectively, the Company had a balance of $0 and $2,060,883 from these tax incentives. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

Prepaid Interest – The Company entered into a loan and security agreement to finance the distribution and marketing costs of a motion picture and prepaid interest related to the agreement. As of June 30, 2017, and December 31, 2016, there was a balance of $177,225 and $602,697 of prepaid interest.

NOTE 6 —PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	June 30, 2017	December 31, 2016
Furniture and fixtures	$531,255	$65,311
Computers and equipment	308,422	41,656
Leasehold improvements	352,644	7,649
	1,192,321	114,616
Less: accumulated depreciation	(120,615)	(79,428)
	$1,071,706	$35,188

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements over the remaining term of the related leases. On June 1, 2017, the Company entered into a sublease agreement for one of its offices in Los Angeles. As part of the sublease agreement, the Company agreed to allow the subtenant to acquire the fixed assets in the office. As a result, the Company wrote off $64,814 of property, equipment and leasehold improvements and $36,789 of accumulated depreciation. This resulted in a loss in the amount of $28,025 that was recorded on the condensed consolidated statement of operations for each of the three and six months ended June 30, 2017 as loss on disposal of furniture, office equipment and leasehold improvements. The balances as of June 30, 2017 include the provisional amounts of the Company’s newly acquired subsidiary 42West. (See note 4)

NOTE 7 — INVESTMENT

Investments, at cost, consist of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheet as of June 30, 2017, related to this investment.

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

On May 31, 2016 and June 30, 2016, the Company entered into debt exchange agreements with certain First Loan and Security Noteholders on substantially similar terms to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, the Company agreed to convert the debt owed to certain First Loan and Security Noteholders into Common Stock at an exchange rate of $5.00 per share and issued 2,630,298 shares of Common Stock. On May 31, 2016, the market price of a share of Common Stock was $6.99 and on June 30, 2016 it was $6.08. As a result, the Company recorded losses on the extinguishment of debt on its consolidated statement of operations of $3,328,366 for the three and six months ended June 30, 2016 based on the difference between the fair value of the Common Stock issued and the carrying amount of outstanding balance of the exchanged notes on the date of the exchange. On December 29, 2016, as part of a global settlement agreement with an investor that was a noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $1,160,000 of debt from the note under the First Loan and Security Agreement. See Note 18 for further discussion of Warrant “J”.

The Company did not expense any interest during the three and six months ended June 30, 2017 and expensed $916,035 and $1,319,844, respectively, in interest during the three and six months ended June 30 2016, related to the First Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of June 30, 2017 and December 31, 2016 related to the First Loan and Security Agreements on its condensed consolidated balance sheets.

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

During the six months ended June 30, 2016, the Company entered into thirteen individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $4,204,547 of principal and accrued interest under the Web Series Loan and Security Agreements into an aggregate of 840,910 shares of Common Stock at an exchange price of $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. For the three and six months ended June 30, 2016, the Company recorded a loss on extinguishment of debt in the amount of $12,018 and $588,694 due to the market price of the Common Stock being between $6.00 and $6.08 per share on the dates of the exchange.

During 2016, the Company also entered into (i) substantially identical Subscription Agreements with two Web Series Noteholders to convert $1,265,530 of principal and interest into an aggregate of 253,106 shares of Common Stock at an exchange price of $5.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements and (ii) a global settlement agreement with another investor that was a Noteholder of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement. As part of the global settlement agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $340,000 of debt from the Web Series Loan and Security Agreement. See Note 18 for further discussion of Warrant “J”.

The Company did not expense any interest during the three and six months ended June 30, 2017 and expensed $40,370 and $284,579 respectively, in interest during the three and six months ended June 30, 2016, related to the Web Series Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of June 30, 2017 and December 31, 2016 related to the Web Series Loan and Security Agreements on its condensed consolidated balance sheets.

Second Group Film Funding

During the year ended December 31, 2015, the Company entered into various loan and security agreements with individual noteholders (the “Second Loan and Security Noteholders”) for notes with an aggregate principal amount of $9,274,327 to fund a new group of film projects (the “Second Loan and Security Agreements”). Of this total aggregate amount, notes with an aggregate principal amount of $8,774,327 were issued in exchange for debt that had originally been incurred by DE LLC, primarily related to the production and distribution of the motion picture, “Believe”. The remaining $500,000 of principal amount was related to a note issued in exchange for cash. The notes issued pursuant to the Second Loan and Security Agreements accrue interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016. The Company did not exercise its option to extend the maturity date of these notes until July 31, 2018. The Second Loan and Security Noteholders, as a group, were to receive the Company’s entire share of the proceeds from the related group of film projects, on a prorata basis, until the principal balance was repaid. Thereafter, the Second Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from such projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each Second Loan and Security Noteholder’s loan principal as a percentage of the total loan proceeds received to fund the specific motion picture productions.

On May 31 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,344,350 of principal and accrued interest into shares of Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at an exchange price of $5.00 per share and issued 868,870 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $6.99 and on June 30, 2016, it was $6.08. As a result, the Company recorded a loss on the extinguishment of debt of $1,312,059 on its consolidated statement of operations for the three and six months ended June 30, 2017, due to the difference between the exchange price and the market price of the Common Stock on the dates of exchange. During 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000. On December 29, 2016, as part of a global settlement agreement with an investor that was a noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.015 per share in settlement of $4,970,990 of debt from the note under the Second Loan and Security Agreement. See Note 18 for further discussion of Warrant “J”.

During the three and six months ended June 30, 2017, the Company did not record any interest expense related to the Second Loan and Security Agreements. The Company recorded $517,218 and $780,408, respectively during the three and six months ended June 30, 2016 of interest expense related to the Second Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of June 30, 2017 and December 31, 2016 related to the Second Loan and Security Agreements on its condensed consolidated balance sheets.

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

Prints and Advertising Loan

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for $14,500,000 non-revolving credit facility that matures on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of “Max Steel”. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2016, and rights to the assets of Max Steel Holdings, but without recourse to the assets of the Company. During the six months ended June 30, 2017, the Company agreed to allow the lender to apply the balance held as Restricted Cash to the loan balance.   The loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin has backstopped $620,000.  The lender has retained a reserve of $1,531,871 for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility will accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As June 30, 2017 and December 31, 2016, the Company had an outstanding balance of $9,688,855 and $12,500,000, respectively, including the Reserve, related to this agreement recorded on the condensed consolidated balance sheets.  On its condensed consolidated statement of operations for the three and six months ended June 30, 2017, the Company recorded (i) interest expense of $205,317 and $425,472, respectively, related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of the Company’s feature film, Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,351,882 and $1,147,520, respectively, as of June 30, 2017 and December 31, 2016 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of June 30, 2017, and December 31, 2016 the Company had outstanding balances of $3,203,689 and $6,243,069, respectively, related to this debt on its condensed consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West has a $1,500,000 revolving credit line agreement with City National Bank (“City National”), which matures on August 31, 2017. The Company is in the process of renewing the credit line on substantially identical terms. Borrowings bear interest at the bank’s prime lending rate plus 0.875% (5.125% on June 30, 2017). The debt, including letters of credit outstanding, is collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers of 42West. The credit agreement requires the Company to meet certain covenants and includes limitations on distributions to members. During the three months ended June 30, 2017, the Company drew $250,000 from the credit line for working capital. The outstanding loan balance as of June 30, 2017 is $750,000.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the interest of one of its members. Pursuant to the agreement, the outstanding principal shall be payable immediately if 42West sells, assigns, transfers, or otherwise disposes all or substantially all of its assets and/or business prior to December 31, 2018. In connection with the Company’s acquisition of the membership interest of 42West, (note 4), payment of this redemption was accelerated, with $300,000 paid during April 2017, and the remaining $225,000 to be paid in January 2018. The outstanding balance at June 30, 2017 of $225,000 has been included in other current liabilities on the accompanying condensed consolidated balance sheet.

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

During the three months ended March 31, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 632,800 shares of Common Stock were issued in satisfaction of the convertible note payable. For the three and six months ended June 30, 2016, the Company recorded interest expense of $31,207 on its condensed consolidated statements of operations. No interest expense was recorded for the three and six months ended June 30, 2017.

NOTE 10— NOTES PAYABLE

On June 14, 2017, the Company signed a promissory note in the amount of $400,000 with a two year term, expiring on June 14, 2019. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On April 18, 2017, the Company signed a promissory note in the amount of $250,000 that expires on October 18, 2017, can be prepaid without a penalty at any time and bears interest at 10% per annum.

On April 10, 2017, the Company signed two promissory notes with an aggregate principal amount of $300,000 on substantially identical terms. Both promissory notes are held by one noteholder, expire on October 10, 2017, can be prepaid without a penalty at any time and bear interest at 10% per annum.

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand. No payments were made on the note during the three and six months ended June 30, 2017. The Company recorded accrued interest of $149,671 and $134,794 as of June 30, 2017 and December 31, 2016, respectively related to this note. As of each June 30, 2017 and December 31, 2016, the Company had a balance of $300,000 on its condensed consolidated balance sheets related to this note payable.

The Company has a balance of $850,000 in current liabilities and $400,000 in non current liabilities related to these notes payable as of June 30, 2017 on its condensed consolidated balance sheets. The Company expensed $20,924 and $28,321, respectively for the three and six months ended June 30, 2017 and $7,479 and $14,959, respectively, for the three and six months ended June 30, 2016 for interest related to these promissory notes.

NOTE 11 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company issued an unsecured revolving promissory note (the “DE Note”) to DE LLC, an entity wholly owned by the Company's CEO. The DE Note accrued interest at a rate of 10% per annum. DE LLC had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten-day notice to the Company. On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with DE LLC. Pursuant to the terms of the Subscription Agreement, the Company and DE LLC agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the DE Note into 614,682 shares of Common Stock. The shares were converted at a price of $5.00 per share. On the date of the conversion that market price of the shares was $6.00 and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the condensed consolidated statement of operations for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, the Company recorded interest expense in the amount of $32,008 on its condensed consolidated statement of operations.

In addition, DE LLC has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of DE LLC’s debtholders, pursuant to which the debtholders exchanged their DE Notes for notes issued by Dolphin Films totaling $8,774,327. See note 8 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to DE LLC by Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “New DE Note”) in the principal amount of $1,009,624. The New DE Note is payable on demand and bears interest at 10% per annum. During the six months ended June 30, 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to DE LLC as part of the New DE Note. During the six months ended June 30, 2017, the Company received proceeds related to the New DE Note from DE LLC in the amount of $1,297,000 and repaid DE LLC $506,981. As of June 30, 2017, and December 31, 2016, Dolphin Films owed DE LLC $1,818,661 and $684,326, respectively, that was recorded on the condensed consolidated balance sheets. Dolphin Films recorded interest expense of $44,131 and $67,418 for the three and six months ended June 30, 2017.

NOTE 12 — FAIR VALUE MEASUREMENTS

Warrants

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (the “Warrants”) for which the Company determined that the Warrants should be accounted for as derivatives (see Note 18), for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations. On March 31, 2017, Warrants J and K were exercised.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Warrants recorded on the condensed consolidated balance sheet at June 30, 2017 and December 31, 2016 is $4,170,677 and $20,405,190. Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the three months ended June 30, 2017, the Company recorded a loss on the warrant liability of $ 533,812 and a gain of $6,289,513 for the period the Warrants were outstanding during the six months ended June 30, 2017 in the condensed consolidated statement of operations.

The Warrants outstanding at June 30, 2017 have the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (Months)	Expiration Date
Series G Warrants	November 4, 2016	1,500,000	$4.61	7	January 31, 2018
Series H Warrants	November 4, 2016	500,000	$4.61	19	January 31, 2019
Series I Warrants	November 4, 2016	500,000	$4.61	31	January 31, 2020

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

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at June 30, 2017:

	As of June 30, 2017
Inputs	Series G	Series H	Series I
Volatility (1)	63.8%	59.2%	77.2%
Expected term (years)	0.58	1.58	2.58
Risk free interest rate	1.157%	1.322%	1.479%
Common stock price	$5.00	$5.00	$5.00
Exercise price	$4.61	$4.61	$4.61

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

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2016 to June 30, 2017:

	Warrants “G”, “H” and “I”	Warrants “J” and “K”	Total
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2016	$6,393,936	$14,011,254	$20,405,190
Change in fair value (gain) reported in the statements of operations	(2,223,259)	(4,066,254)	(6,289,513)
Exercise of “J” and “K” Warrants	-	(9,945,000)	(9,945,000)
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2017	$4,170,677	$-	$4,170,677

Put Rights

In connection with the 42West Acquisition (note 4), on March 30, 2017, the Company entered into Put Agreements with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three months ended June 30, 2017, the Sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 151,837 shares of Common Stock for an aggregate amount of $700,000.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the condensed consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheet at June 30, 2017 is $3,900,000. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the three months ended June 30, 2017, the Company recorded a loss on the put rights of $100,000 in the condensed consolidated statement of operations. The Company measured the fair value of the Put Rights as of the date of the acquisition.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date and June 30, 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

	On the date of Acquisition (March 30, 2017)	As of June 30, 2017
Inputs
Equity Volatility estimate	75%	92.5%
Discount rate based on US Treasury obligations	0.12% - 1.70%	0.90% - 1.61%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to June 30, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,800,000
Change in fair value (loss) reported in the statements of operations	100,000
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2017	$3,900,000

Contingent Consideration

In connection with the 42 West acquisition (note 4), the Seller have the potential to earn up to $9,333,333 (1,727,551 shares of Common Stock) on achievement of adjusted EBITDA targets based on the operations of 42West over the three-year period beginning January 1, 2017 (the “Contingent Consideration”).

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of acquisition was $3,627,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at June 30, 2017 is $3,743,000. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three months ended June 30, 2017, the Company recorded a loss on the put rights of $116,000 in the condensed consolidated statement of operations. The Company measured the fair value of the Contingent Consideration as of the date of the acquisition.

The Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

	On the date of Acquisition (March 30, 2017)	As of June 30, 2017
Inputs
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.03% -1.55%	1.14% - 1.47%
Annual Asset Volatility Estimate	72.5%	90%
Estimated EBITDA	$3,600,000 - $3,900,000	$3,600,000 - $3,900,000

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to June 30, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,627,000
Change in fair value (loss) reported in the statements of operations	116,000
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2017	$3,743,000

There were no assets or liabilities carried at fair value on a recurring basis at June 30, 2016.

NOTE 13— LICENSING AGREEMENT - RELATED PARTY

The Company has entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three and six months ended June 30, 2017 and 2016.

NOTE 14 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its condensed consolidated balance sheet. During the year ended December 31, 2016, the Company delivered the motion picture to various international distributors and recorded $1,371,687 of revenue from production from these deposits. As of June 30, 2017 and December 31, 2016, respectively, the Company has a balance of $20,303 and $46,681 as deferred revenue on its condensed consolidated balance sheets.

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

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of June 30, 2017 and December 31, 2016, and in the statements of operations and statements of cash flows presented herein for the three and six months ended June 30, 2017 and 2016. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Following is summary financial information for the VIE’s:

	Max Steel Productions LLC					JB Believe LLC
(in USD)	As of and for the six months ended June 30, 2017	As of and for the three months ended June 30, 2017	As of December 31, 2016	As of and for the six months ended June 30, 2016	As of and for the three months ended June 30, 2016	As of and for the six months ended June 30, 2017	As of and for the three months ended June 30, 2017	As of December 31, 2016	As of and for the six months ended June 30, 2016	As of and for the three months ended June 30, 2016
Assets	9,207,664	9,207,664	12,327,887	n/a	n/a	30,843	30,843	240,269	n/a	n/a
Liabilities	(13,011,741)	(13,011,741)	(15,922,552)	n/a	n/a	(6,755,328)	(6,755,328)	(7,014,098)	n/a	n/a
Revenues	3,173,826	2,656,523	n/a	-	-	53,136	37,573	n/a	3,786	3,786
Expenses	(3,383,238)	(2,236,428)	n/a	(541,731)	(325,024)	(3,792)	-	n/a	(260,592)	(133,711)

NOTE 16 — STOCKHOLDERS’ DEFICIT

A.
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

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board of Directors of the Company approved the amendment of the Company’s articles of incorporation to reduce the designation of Series C Convertible Preferred Stock to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017 and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (‘the Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C Convertible Preferred Stock will be convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred.  Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred. Only upon such determination, will the Series C Convertible Preferred Stock be entitled or permitted to vote on all matters required or permitted to be voted on by the holders of common stock and will be entitled to that number of votes equal to three votes for the number of Conversion Shares (as defined in the Certificate of Designation) into which such Holder’s shares of the Series C Convertible Preferred Stock could then be converted.

The Certificate of Designation also provides for a liquidation value of $0.001 per share. The Certificate of Designation also provides for dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

On March 7, 2016, as the Merger Consideration related to the Company’s merger with Dolphin Films), DE LLC was issued 2,300,000 shares of Series B Convertible Preferred Stock and 1,000,000 shares of Series C Convertible Preferred Stock. On November 15, 2016, DE LLC converted 2,300,000 shares of Series B Convertible Preferred Stock into 2,185,000 shares of the Company’s Common Stock.

On May 9, 2017, the Company’s Board of Directors determined that it was in the best interest of the Company to retire the designations of Series A Convertible Preferred and Series B Convertible Preferred and this determination was included in the Second Amended and Restated Articles of Incorporation filed with the State of Florida on July 6, 2017.

As of June 30, 2017 and December 31, 2016, the Company did not have any Series A or Series B Convertible Preferred Stock outstanding and 50,000 shares of Series C Convertible Preferred Stock issued and outstanding.

B.
Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 500,000 shares had been designated for the 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”). On June 29, 2017, our shareholders of the Company approved the 2017 Equity Compensation Plan (the “2017 Plan”) that replaced the 2012 Plan. On August 7, 2017, the Company registered 2,000,000 of Common Stock through the filing of an S-8 statement to be used for the 2017 Plan. As of June 30, 2017, and December 31, 2016, no awards have been issued in connection with these plans. On February 23, 2016, the Company filed Articles of Amendment to the Amended Articles of Incorporation with the Secretary of State of the State of Florida to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000.

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

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC exercised Warrants J and K to purchase 2,170,000 and 170,000, respectively, of shares of Common Stock at a purchase price of $0.015 per share. This transaction provided $35,100 in proceeds for the Company. See note 18 for further discussion.

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

On June 26, 2017, the Principal Sellers of 42West, exercised put options in the aggregate amount of 65,073 shares of Common Stock and were paid an aggregate total of $300,000.

As of June 30, 2017, and December 31, 2016, the Company had 18,690,792 and 14,395,521 shares of Common Stock issued and outstanding, respectively.

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

NOTE 17 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(1,558,185)	$(7,703,932)	$3,402,623	$(11,247,780)
Preferred stock deemed dividend	-	-	-	(5,227,247)
Numerator for basic income (loss) per share	(1,588,185)	(7,703,932)	3,402,623	(16,475,027)
Change in fair value of Warrants “J” and “K” (note 12)	-	-	(6,289,513)	-
Numerator for diluted income (loss) per share	$(1,558,185)	$(7,703,932)	$(2,886,890)	$(16,475,027)

Denominator:
Denominator for basic EPS — weighted–average shares	18,672,778	7,340,942	16,586,685	6,050,896
Effect of dilutive securities:
Warrants	-	-	1,512,676	-
Shares issuable in January 2018 in connection with the 42West acquisition (Note 4)	-	-	986,330	-
Denominator for diluted EPS — adjusted weighted-average shares assuming exercise of warrants	18,672,778	7,340,942	19,085,691	6,050,896

Basic income (loss) per share	$(0.08)	$(1.76)	$0.21	$(2.72)
Diluted Income (loss) per share	$(0.08)	$(1.76)	$(0.15)	$(2.72)

Basic income (loss) per share is computed by dividing income or loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive warrants were exercised and any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. For warrants that are carried as liabilities at fair value, when exercise is assumed in the denominator for diluted earnings per share, the related change in the fair value of the warrants recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive.

For the three months ended June 30, 2017 and 2016, due to the net losses reported, dilutive common equivalent shares such as warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

For the six months ended June 30, 2017, dilutive warrant shares outstanding were assumed to have been exercised and included in the denominator for diluted loss per share, and the related gain recorded in the consolidated statement of operations due to recording the decrease in fair value of the warrant liabilities during the six-month period was subtracted from net income to arrive at the numerator for basic and diluted income (loss) per share. Also for the six months ended June 30, 2017, the Common Stock that is issuable in January 2018 in connection with the 42West Acquisition was assumed to have been issued during the period in arriving at the denominator for diluted loss per share.

For the six months ended June 30, 2016, the Company reflected the preferred stock deemed dividend of $5,227,247 (note 16) related to exchange of Series A for Series B Preferred Stock in the numerator for calculating basic and diluted loss per share, as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share.

NOTE 18 — WARRANTS

A summary of warrants outstanding at December 31, 2016 and issued, exercised and expired during the six months ended June 30, 2017 is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2016	5,890,000	$2.99
Issued	—	—
Exercised	2,665,770	0.64
Expired	—	—
Balance at June 30, 2017	3,224,230	$4.64

On March 10, 2010, T Squared Investments, LLC (“T Squared”) was issued Warrant “E” for 350,000 shares of the Company at an exercise price of $5.00 per share with an expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.002 per share. Each time a payment by T Squared is made to Dolphin, a side letter will be executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.002 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, T Squared paid $50,000 for the issuance of Warrants G, H and I as described below. Per the provisions of the Warrant Purchase Agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 325,770 warrants using the cashless exercise provision, in the warrant agreement and received 325,770 shares of the Common Stock. Since T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 24,230 warrants was recalculated and is currently $3.10 per share of Common Stock. T Squared did not make any payments during the six months ended June 30, 2017 to reduce the exercise price of the warrants.

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 350,000 warrants to T Squared (“Warrant “F”) with an exercise price of $5.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.002 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the six months ended June 30, 2017 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 350,000 warrants with an exercise price of $5.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.002 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the six months ended June 30, 2017 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at June 30, 2017	Original Exercise Price	Fair Value as of June 30, 2017	Fair Value as of December 31, 2016	Expiration Date
Warrant “G”	1,500,000	$4.61	$5.00	$1,938,202	$3,300,671	January 31, 2018
Warrant “H”	500,000	$4.61	$6.00	902.391	1,524,805	January 31, 2019
Warrant “I”	500,000	$4.61	$7.00	1,330,084	1,568,460	January 31, 2020
	2,500,000			$4,170,677	$6,393,936

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

On March 30, 2016, the Company issued shares of Common Stock at a purchase price of $4.61 per share related to the acquisition of 42West (note 4). As a result, the exercise price of each of Warrants “G”, “H” and “I” were reduced to $4.61.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 as derivative liabilities at fair value (see note 12)

On December 29, 2016, in connection with the purchase by the Company of 25% of the outstanding membership interests of Dolphin Kids Club, LLC, the termination of an Equity Finance Agreement and the debt exchange of First Loan and Security Notes, Web Series Notes and Second Loan and Security Notes (See note 8), the Company issued Warrant “J” and Warrant “K” (Warrants “J” and “K”) to the seller. Each of the Warrants “J” and “K” had an exercise price of $0.15 per share and an expiration date of December 29, 2020.

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

NOTE 19— RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO was eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement included provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,375,000 and $2,250,000 of compensation as accrued compensation and $849,446 and $735,211 of interest in other current liabilities on its condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation of $58,236 and $114,235, respectively, for the three and six months ended June 30, 2017 and $51,941 and $102,323, respectively, for the three and six months ended June 30, 2016, on the condensed consolidated statements of operations.

On October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and DE LLC, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result, during the six months ended June 30, 2016, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B”), par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to DE LLC.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods up until December 2020. Pursuant to the terms of one such Put Agreement between Mr. Allan Mayer, a member of the board of directors of the Company, and the Company, Mr. Mayer exercised Put Rights and caused the Company to purchase 43,382 shares of Common Stock at a purchase price of $4.61 for an aggregate amount of $200,000, during the six months ended June 30, 2017.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 2,340,000 shares of the Company’s Common Stock at an exercise price of $0.015 per share.

NOTE 20 — SEGMENT INFORMATION

As a result of the 42West Acquisition (note 4), the Company has determined that as of the second quarter of 2017, it operates two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is comprised of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. CPD is comprised of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss). All segments follow the same accounting policies as those described in Note 3.

Salaries and related expenses include salaries, bonus, commission and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

In connection with the 42West Acquisition, the Company assigned $9,110,000 of intangible assets, less the amortization during the three months ended June 30, 2017 of $249,333, and Goodwill of $14,336,919 to the EPD segment.

	Three months ended June 30,	Six months ended June 30,
	2017
Revenue:
EPD	$5,137,556	$5,137,556
CPD	2,694,096	3,226,962
Total	$7,831,652	$8,364,518
Segment operating income (loss):
EPD	$697,679	$697,679
CPD	(604,099)	(1,476,772)
Total	93,580	(779,093)
Interest expense	(396,864)	(849,001)
Other (expense) income, net	(1,254,901)	5,030,717
Income before income taxes	$(1,558,185)	$3,402,623

June 30,
2017
Total assets:
EPD	$27,301,487
CPD	8,243,407

Total	$35,544,894

June 30,
2017
Total assets:
EPD	$27,435,905
CPD	7,943,407

Total	$35,379,312

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of June 30, 2017, the Company has not received any other notifications related to this action.

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint names several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre, and another entity called Matte Projects LLC. The complaint alleges that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but that the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs assert claims for fraud, negligent misrepresentation and for violation of several states’ consumer protection laws. The plaintiffs seek to certify a nationwide class action comprised of “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and seek damages in excess of $5,000,000 on behalf of themselves and the class.  The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation proceeding, which request was denied by the panel. We believe the claims against 42West are without merit and that we have strong defenses to the claims.

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

On July 1, 2016, the Company and United Way Worldwide mutually agreed to terminate the agreement and agreement create and host an online kids club to promote United Way’s philanthropic philosophy and encourage literacy programs. Pursuant to the terms of the agreement the Company was responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package was $10,000 with the Company earning $1,250. The remaining funds were used for program materials and the costs of other partners. During the six months ended June 30, 2017, management decided to discontinue the online kids clubs at the end of 2017.

The Company recorded revenues of $3,750 and $21,028 related to the online kids clubs during the three and six months ended June 30, 2016. There were no revenues generated by the online kids clubs during the three and six months ended June 30, 2017.

Incentive Compensation Plan

During the year ended December 31, 2012, the Company’s Board and a majority of its shareholders approved the 2012 Plan. The 2012 Plan was enacted as a way of attracting and retaining exceptional employees and consultants by enabling them to share in the long term growth and financial success of the Company. The 2012 Plan will be administered by the Board or a committee designated by the Board. As part of an increase in authorized shares approved by the Board in 2012, 500,000 shares of Common Stock were designated for the 2012 Plan. No awards have been issued and, as such, the Company had not recorded any liability or equity related to the 2012 Plan as of June 30, 2017 and December 31, 2016.

 On June 29, 2017, the shareholders of the Company approved the 2017 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 2,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Code. Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 600,000 Shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 600,000 Shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. No Awards were issued during the six months ended June 30, 2017, and, as such, the Company has not recorded any liability or equity related to the 2017 Plan as of June 30, 2017.

Employee Benefit Plan

The Company’s wholly owned subsidiary, 42West, has a 401(K) profit sharing plan that covers substantially all employees of 42West.  Contributions to the plan are at discretion of management. The Company’s contributions were approximately $148,068 and $74,954 for the three and six months ended June 30, 2017, respectively.

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

Talent, Director and Producer Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of June 30, 2017 and December 31, 2016, the Company had not recorded any liability related to these participations.

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

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party. The lease expired on October 31, 2016 and the Company extended the lease until September 30, 2017 with substantially the same terms as the original lease. The Company is negotiating to extend the term of the lease until December 31, 2017.

On June 1, 2014, the Company entered into a 62 month lease agreement for office space in Los Angeles, California. The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease. The Company is also entitled to four half months of free rent over the life of the agreement. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease is effective June 1, 2017 through July 31, 2019 and the Company will receive (i) $14,891.50 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338.25 per month for the remainder of the sublease.

Future minimum annual rent payments are as follows:

Period ended June 30, 2017
July 1, 2017 – December 31, 2017	$550,090
2018	1,308,209
2019	1,327,992
2020	1,433,403
2021	1,449,019
Thereafter	4,675,844
$10,744,558

Rent expense, including escalation charges, amounted to approximately $576,197 and $631,975, respectively, for the three and six months ended June 30, 2017.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plan may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union once the audit is completed. The Company believes the exposure to be probable and has recognized this liability in other current liabilities on the condensed consolidated balance sheets as of June 30, 2017.

NOTE 22 – SUBSEQUENT EVENTS

On July 1, 2017, the Company notified nine employees that they would be taken off the Company’s payroll until the Company green lights a project for production.

On July 10, 2017, one of the Principal Sellers of 42 West exercised a Put Right and caused the Company to purchase 16,269 shares of Common Stock for $75,000.

On July 18, 2017, the Company entered into a convertible promissory note agreement with an unrelated third party and received $250,000. The note bears interest at 10% per annum and matures on July 19, 2018. The holder of the convertible note has the right to convert all or a portion of the Principal and any accrued interest into shares of common stock of the Company at price which is (i) the 90 trading-day average price per share as of the date of the Notice of Conversion or (ii) if an Eligible Offering, as defined in the agreement has occurred, 95% of the public offering share price.

On July 26, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $250,000 to an unrelated party. The convertible promissory note (the “Note”) is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day average trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On August 1, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $25,000 to an unrelated party. The convertible promissory note (the “Note”) is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On August 2, 2017, the Company agreed to pay an invoice in the amount of $28,856 using 5,771 shares of Common Stock at a price of $5.00 per share. On August 2, 2017, the price of our stock was $4.75.  The Company recorded other income of $1,443 on its consolidated statement of operations.

On August 4, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note (the “Note”) is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On August 21, 2017, the Company issued 118,640 shares of Common Stock to certain employees, pursuant to the 42 West Acquisition and as part of the 2017 Plan.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content development company. Through our recent acquisition of 42West, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artists, athletes and authors. The strategic acquisition of 42West brings together premium marketing services with premium content development, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our business.

On March 7, 2016, we acquired Dolphin Films, a content producer of motion pictures from DE LLC, an entity wholly owned by our President, Chairman and CEO, Mr. O’Dowd. All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

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

On June 29, 2017, we obtained the votes from our shareholder to change our name to Dolphin Entertainment, Inc., as had previously been approved by our Board of Directors.

On March 30, 2017, we acquired 42West, an entertainment public relations agency offering talent publicity, strategic communications and entertainment content marketing. As consideration for the 42West Acquisition, we paid approximately $18.7 million in shares of Common Stock, based on the Company’s 30-trading-day average stock price prior to the closing date of $4.61 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock. As a result, (i) we issued (a) 1,230,280 shares of Common Stock on the closing date and (b) 344,550 shares of Common Stock to certain employees on April 13, 2017 (c) 100,000 shares of Common Stock as a provisional working capital adjustment to the purchase price pursuant to the terms of the Purchase Agreement and (ii)we plan to issue (a) 118,655 shares of Common Stock as bonuses during 2017 and (b) approximately 1,961,821 shares of Common Stock on January 2, 2018. In addition, we may issue up to 1,963,126 shares of Common Stock based on the achievement of specified financial performance targets over a three-year period. Prior to its acquisition, 42West was the largest independently-owned public relations firm in the entertainment industry. Among other benefits, we anticipate that the 42West Acquisition will strengthen and complement our current digital and motion picture business, while expanding and diversifying our operations. Having marketing expertise in-house will allow Dolphin to review any prospective project’s marketing potential prior to making a production commitment.

The Principal Sellers have each entered into employment agreements with us and will continue as employees of the Company for a three-year term after the closing date of the 42West Acquisition. The nonexecutive employees of 42West were retained as well. In connection with the 42West Acquisition, we granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 2,374,187 of their shares of Common Stock received as Consideration for a purchase price equal to $4.61 per share during certain specified exercise periods up until December 2020. During the six months ended June 30, 2017, the sellers exercised certain of these rights and caused the company to purchase 151,837 shares of Common Stock for an aggregate purchase price of $700,000. On July 10, 2017, one of the sellers exercised a put right and the Company purchased 16,268 shares of Common Stock for $75,000.

In connection with the acquisition of 42West, we acquired an estimated $9.1 million of intangible assets and recorded approximately $14 million of goodwill. The purchase price allocation and related consideration for the intangible assets and goodwill are provisional and subject to completion and adjustment. We amortize our intangible assets over  useful lives of between 3 and 10 years. We have recorded amortization in the amount of approximately $0.2 million during the six months ended June 30, 2017.

As a result of the 42West Acquisition, we have determined that as of the second quarter of 2017, we operate in two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is comprised of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting.  CPD is comprised of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

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

Revenues

During the three and six months ended June 30, 2017, we derived the majority of our revenues from our recently acquired subsidiary 42West. 42West derives its revenues from providing talent publicity, strategic communications and entertainment content marketing. 42West was acquired on March 30, 2017 and, as such, the revenues reported herein are only those derived during the three months ended June 30, 2017. During the three and six months ended June 30, 2017, revenues from production and distribution were derived from the release of our motion picture, Max Steel. By contrast, during the three months ended March 31, 2016, revenues were derived from a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
Revenues:	2017	2016	2017	2016
Production and distribution	34.4%	51.6%	38.6%	16.5%
Entertainment publicity	65.6%	n/a	61.4%	n/a
Membership	-	48.4%	-	83.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Total revenues (in USD)	$7,831,652	$7,750	$8,364,518	$25,185

Production and Distribution

Dolphin Digital Studios

In April of 2016, we entered into a co-production agreement to produce Jack of all Tastes, a digital project that showcases favorite restaurants of NFL players. The show was produced during 2016 throughout several cities in the US and we anticipate that it will be available for distribution during the fourth quarter of 2017. We are currently sourcing distribution platforms in which to release projects currently in production and those for which we have the rights and which we intend to produce. We earn production and online distribution revenue solely through the following:

Producer’s Fees: We earn fees for producing each web series, as included in the production budget for each project. We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis. During 2016, we began production of our new web series but it had not been completed as of June 30, 2017. In addition, we concentrated our efforts in identifying potential distribution partners.

Initial Distribution/Advertising Revenue: We earn revenues from the distribution of online content on Ad-based video-on-demand (“AVOD”) platforms. Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series. Typically, these rates range from 30% to 45% of such revenue. We have previously distributed our productions on various online platforms including Yahoo! and Facebook and Hulu. No revenues from this source have been derived during the three and six months ended June 30, 2017 and 2016.

Secondary Distribution Revenue: Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as digital-video-disc (“DVD”), television and subscription-video-on-demand (“SVOD”). No revenues from this source have been derived during the three and six months ended June 30, 2017 and 2016. We intend to source potential secondary distribution partners for our web series, South Beach - Fever, that was released in 2015, once our agreement with the initial distributor expires.

Dolphin Films

During the three and six months ended June 30, 2017, we derived revenues from Dolphin Films primarily through the domestic and international distribution of our motion picture Max Steel.

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

●
Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, video-on-demand (“VOD”), pay-per-view) (“PPV”), electronic-sell-through (“EST”), SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. We anticipate the revenues from these channels will be received in 2017 and thereafter.

Our ability to receive additional revenues from Max Steel will depend on our ability to repay our loans under our production service agreement and prints and advertising loan agreement.  We do not currently have sufficient funds to repay such loans when they become due.  If we are unable to repay such loans when they become due, we will lose our copyright to the film and will no longer receive revenues related to Max Steel. For a discussion of the terms of such agreements, see “Liquidity and Capital Resources” below.

Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. During 2015 and 2016, we acquired the rights to certain scripts, one that we intend to produce in the fourth quarter of 2017 and the others in 2018. During the six months ended June 30, 2017, we acquired the rights to a book from which we intend to develop a script and produce in 2018. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Entertainment publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We have a stable client base and continue to grow organically through referrals and actively soliciting new business. Our revenues are primarily earned from three sources:

Talent Publicity – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including television and film stars, recording artists, authors, models, athletes, and theater actors. Our talent roster includes Oscar- and Emmy-winning actors and Grammy-winning singers and musicians and New York Times best-selling authors.  Our services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event and tour support. Many of our clients have been with 42West since it was founded in 2004.  Our services may be ongoing or related to a specific project that our talent is associated with.

Entertainment Content Marketing – We earn fees from providing marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Our capabilities include worldwide studio releases, independent films, television programming and web productions.  In addition, we provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management. As part of our services we offer marketing and publicity services that are tailored to reach diverse audiences. Our clients for this type of service may include major studios and independent producers for whom they create strategic multicultural marketing campaigns and provide strategic guidance aimed at reaching diverse audiences.

Strategic Communication – We earn fees through our strategic communications team by advising high-profile individuals and companies faced with sensitive situations or looking to raise, reposition, or rehabilitate their public profiles. We also help studios and filmmakers deal with controversial movies.

Much of our team’s activities involve orchestrating high-stakes communications campaigns in response to sensitive, complex situations. We also help companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. Our strategic communications team focuses on strategic communications counsel, corporate positioning, brand enhancement, media relations, reputation and issues management, litigation support and crisis management and communications. Our clients include major studios and production companies, record labels, sports franchises, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations as well as a wide variety of high-profile individuals, ranging from major movie and pop stars to top executives and entrepreneurs.

Membership

Online Kids Clubs

We partnered with US Youth Soccer, in 2012, and United Way Worldwide, in 2013, to create online kids clubs. Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We shared in a portion of the membership fees as outlined in our agreements with the respective entities. During 2016, we terminated, by mutual accord the agreement with United Way Worldwide. We have retained the trademark to the online kids club and will continue to operate the site. Pursuant to the terms of our agreement with US Youth Soccer, we notified them that we did not intend to renew our agreement that terminated on February 1, 2017. For the three months and six months ended June 30, 2017 we did not derive any revenues from the online kids clubs. During the three and six months ended June 30 2016, we recorded $0.01 million and $0.02 million of revenues from the online kids clubs. We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”). During the six months ended June 30, 2017, management decided to discontinue the online kids clubs at the end of this year to dedicate a majority of our time and resources to the entertainment publicity business and the production of feature films and digital content.

Expenses

Our expenses consist primarily of (1) direct costs, (2) distribution and marketing (3) selling, general and administrative expenses (4) legal and professional fees and (5) payroll expenses.

Direct costs include certain cost of services related to our entertainment publicity business, amortization of deferred production costs, impairment of deferred production costs, and other costs associated with production. Included within direct costs are immaterial impairments for any of our projects. Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

Distribution and marketing expenses include distributor fees to distribute the feature film, residuals and other costs associated with the distribution of our feature films. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the digital production in certain ancillary markets.

Selling, general and administrative expenses include all overhead costs except for payroll and legal and professional fees which are reported as a separate expense item.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

Other income and expenses consist primarily of (i) interest payments to DE LLC, an entity owned by our CEO, in connection with loans made to the Company; (ii) interest payments related to the Loan and Security Agreements entered into to finance the production of certain digital content and motion pictures (iii) loss on extinguishment of debt (iv) amortization of loan fees, (v) changes in the fair value of warrant liabilities (vi) change in fair value of put rights (vii) change in fair value of contingent consideration and(viii) loss from disposal of furniture, office equipment and leasehold improvements.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2017 and 2016

Revenues

During the three and six months ended June 30, 2017, we derived the majority of our revenues from our recently acquired subsidiary 42West.  42West was acquired on March 30, 2017 and, as such, the revenues reported herein are only those derived during the three months ended June 30, 2017.   During the three and six months ended June 30, 2017, revenues from production and distribution were derived from the release of our motion picture, Max Steel.  By contrast, during the three months ended March 31, 2016, revenues were derived from a portion of fees obtained from the sale of memberships to online kids clubs. The table below sets forth the components of revenue for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
Revenues:	2017	2016	2017	2016
Production and distribution	$2,694,096	$4,000	$3,226,962	$4,157
Entertainment publicity	5,137,556	n/a	5,137,556	n/a
Membership	-	3,750	-	21,028
Total revenues (in USD)	$7,831,652	$7,750	$8,364,518	$25,185

Revenues from production and distribution increased by $2.7 million and $3.2 million, respectively, for the three and six months ended June 30, 2017 as compared to the same quarter in the prior year primarily due to the revenue generated by the domestic (including theatrical and home entertainment) and international distribution of Max Steel.

Membership revenues decreased by $0.02 million during the six months ended June 30, 2017 as compared to the same period in prior year mainly due to promotional efforts made by a consultant that we hired to promote Club Connect. That consultant is no longer providing services to the Company and we have decided to discontinue the online kids clubs and concentrate our efforts on entertainment publicity and production and distribution of feature film and digital content.

Expenses

For the three and six months ended June 30, 2017, our primary operating expenses were (i) direct costs, (ii) distribution and marketing (iii) selling, general and administrative expenses, (iv) legal and professional fees and (v) payroll expenses. For the three and six months ended June 30, 2016, our primary operating expenses were (i) selling, general and administrative expenses, (ii) legal and professional fees and (iii) payroll expenses.  Expenses of our newly acquired subsidiary, 42West are only for the three month period (April 1, 2017 – June 30, 2017) subsequent to the acquisition on March 30.

	For the three months ended June 30,		For the six months ended June 30,
Expenses:	2017	2016	2017	2016
Direct costs	$2,070,529	$-	$2,500,772	$2,429
Distribution and marketing	559,210	-	629,493	-
Selling, general and administrative	1,020,807	523,014	1,213,400	562,576
Payroll	3,466,157	363,756	3,802,511	751,202
Legal and professional	621,369	394,358	997,434	967,531
Total expenses	$7,738,072	$1,281,128	$9,143,610	$2,238,738

Direct costs increased by approximately $2.0 million and $2.5 million, respectively, for the three and six months ended June 30, 2017 as compared to the same periods in the prior year, mainly due to (i) the amortization of capitalized production costs related to the revenues earned from our motion picture, Max Steel and (ii) approximately $0.4 million of cost of services attributed to 42West.

Distribution and marketing expenses increased by approximately $0.6 million for each of the three and six months ended June 30, 2017 as compared to the same period in prior years due to expenses, such as distributor fees and residuals, related to the distribution of Max Steel.

Selling, general and administrative expenses increased by approximately $0.5 million and $0.6 million for the three and six months ended June 30, 2017 as compared to the same quarter in the prior year. For each of the three and six months ended June 30, 2017, approximately $0.8 million of selling, general and administrative expenses are attributable to 42West, which were offset by a decrease of $0.3 million in the same period in the prior year primarily attributable to (i) a charitable contribution of $0.1 million made during the three months ended June 30, 2016 and (ii) selling costs for Max Steel of $0.2 million prior to its release. For the six months ended June 30, 2017 as compared to the same period in the prior year, there was a decrease of $0.1 million primarily due to a charitable contribution made during the six months ended June 30, 2016.

Legal and professional expenses increased by approximately $0.3 million for the three months ended June 30, 2017 as compared to the same period in the prior year primarily due to (i) fees paid for due diligence work related to financing that was later abandoned (ii) fees paid for consulting related to accounting treatment of certain transactions and (iii) increase in audit-related fees.

Payroll expenses increased by approximately $3.1 million for each of the three and six months ended June 30, 2017 as compared to the same periods in prior years. For each of the three and six months ended June 30, 2017, approximately $3.1 million of payroll expenses are attributable to 42West, which were offset by a decrease of approximately $0.1 million in payroll expenses, as compared to the same periods in the prior year, primarily due to a reduction of headcount during the second quarter of 2016.

Other Income and expenses

	For the three months ended June 30,		For the six months ended June 30,
Other (Income) Expense:	2017	2016	2017	2016
Other (income) and expenses	$16,000	$-	$16,000	$(9,660)
Amortization of intangible assets	249,333	-	249,333	-
Loss on extinguishment of debt	4,167	4,652,443	4,167	5,843,811
Loss on disposal of furniture, office equipment and leasehold improvements	28,025	-	28,025	-
Acquisition costs	207,564	-	745,272	-
Change in fair value of warrant liability	533,812	-	(6,289,513)	-
Change in fair value of contingent consideration	116,000	-	116,000	-
Change in fair value of put rights	100,000	-	100,000	-
Interest expense	396,864	1,778,111	849,001	3,155,076
Other Income/expense	$1,651,765	$6,430,554	$(4,181,715)	$8,989,227

As a result of our acquisition of 42West, we recognized certain intangible assets from our trade name and client relationships. On each of the three and six months ended June 30, 2017, we amortized $249,333 of intangible assets based on useful lives estimated to be between 3 and 10 years.

Interest expense decreased by approximately $1.3 million and $2.3 million, respectively for the three and six months ended June 30, 2017 as compared to the same period in the prior year and was directly related to extinguishment of the First Loan and Security Agreements, the Second Loan and Security Agreements and the Web Series Loan and Security Agreements during 2016.

Change in fair value of warrant liability decreased by approximately $0.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased by approximately $6.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to warrants that were issued in the fourth quarter of 2016 that were accounted for as derivative liabilities. We recorded the warrants at their fair value on the date of issuance and will record any changes to fair value at each balance sheet date on our consolidated statements of operation.

Loss on extinguishment of debt decreased by approximately $4.6 million and $5.8 million for the three and six months ended June 30, 2017 as compared to the same period in prior year as a result of extinguishment of certain debt of the Company. On March 29, 2016, we entered into ten individual subscription agreements with each of ten subscribers. The subscribers were holders of outstanding promissory notes issued pursuant to loan and security agreements. Pursuant to the terms of the subscription agreements, we agreed to convert $2,883,377 aggregate amount of principal and interest outstanding under the notes into an aggregate of 576,676 shares of Common Stock at $5.00 per share as payment in full of each of the notes. On the date of the conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $576,676 on our condensed consolidated statement of operations.

In addition, on March 4, 2016, we entered into a subscription agreement with DE LLC. Pursuant to the terms of the subscription agreement, we agreed to convert $3,073,410 of principal and interest outstanding on a revolving promissory note into 614,682 shares of common stock at $5.00 per share. On the date of conversion, our market price was $6.00 per share and we recorded a loss on the extinguishment of the debt of $614,682 on our condensed consolidated statement of operations.

On May 31, 2016 and June 30, 2016, the Company entered into thirteen individual debt exchange agreements with parties to loan and security agreements under which it issued promissory notes to each of the parties. Pursuant to the debt exchange agreements, the Company agreed to convert an aggregate $17,551,480 in principal and accrued interest under the promissory notes into an aggregate of 3,510,296 shares of Common Stock at a price of $5.00 per share as payment in full of each of the promissory notes. On May 31, 2016 and June 30, 2016, the market price per share of Common Stock was $6.99 and $6.08, respectively. As a result, the Company recorded a loss on the extinguishment of debt of $4,652,453 on its condensed consolidated statement of operations for the six months ended June 30, 2016.

We incurred approximately $0.2 million and $0.7 million of legal, consulting and auditing costs related to the acquisition of 42West during the three and six months ended June 30, 2017.

Net Income (Loss)

Net loss was approximately $1.5 million or $(0.08) per share based on 18,672,778 weighted average shares on both basic and fully diluted basis for the three months ended June 30, 2017 and net income was approximately $3.4 million or $0.21 per share based on 16,586,685 weighted average shares outstanding and $(0.15) per share on a fully diluted basis based on 19,085,691 weighted average shares for the six months ended June 30, 2017. Net loss for the three and six months ended June 30, 2016 was approximately $7.7 million or $(1.76) per share based on 7,340,942 weighted average shares and $11.2 million or $(2.72) based on 6,050,896 weighted average shares for the three and six months ended June 30, 2016, respectively.   Net income and losses for the three and six months ended June 30, 2017 and 2016 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows provided by operating activities increased by approximately $5.0 million from approximately $(2.3) million used for operating activities during the six months ended June 30, 2016 to approximately $2.7 million provided by operating activities during the six months ended June 30, 2017. This increase was primarily due to (i) $2.1 million of production tax incentives received (ii) approximately $2 million received from accounts receivable related to Max Steel and (iii) cash flows provided by 42West.

Cash flows from investing activities increased by approximately $1.2 million during the six months ended June 30, 2017 as compared to the same period in prior years primarily due to restricted cash that became available and was used to pay a portion of our debt.

Cash flows used for financing activities increased by approximately $8.4 million during the six months ended June 30, 2017 from approximately $4.8 million provided by financing activities during the six months ended June 30, 2016 to approximately $3.5 million used for financing activities during the six months ended June 30, 2017 mainly due to (i) approximately $5.8 million used to repay the debt related to the production, distribution and marketing loans for Max Steel, (ii) $0.7 million used to pay the Put Rights exercised by the sellers of 42West and (iii) $0.5 million repaid to our CEO for advances made to the Company for working capital. In addition, we raised a net of $1.3 million more through the sale of our common stock during the six months ended June 30, 2016 than through various financing activities during the six months ended June 30, 2017.

As of June 30, 2017 and 2016, we had cash available for working capital of approximately $1.0 million and approximately $4.9 million, respectively, and a working capital deficit of approximately $18.5 million and approximately $21.1 million, respectively.

As previously discussed, in connection with the 42West Acquisition, we may be required to purchase from the sellers up to an aggregate of 2,374,187 of their shares of Common Stock at a price equal to $4.61 per share during certain specified exercise periods up until December 2020. Of that amount we may be required to purchase up to 455,531 shares in 2017, for an aggregate of up to $3.1 million. On April 14, 2017 and June 1, 2017, the sellers of 42West, exercised put options in the aggregate amount of 151,837 shares of Common Stock and were paid an aggregate total of $0.7 million.

These factors, along with an accumulated deficit of approximately $96.4 million, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts that we intend to obtain financing to produce during 2017 and 2018 and release during 2018. We will potentially earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has gone into production. With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community. There can be no assurance that we will be successful in selling these services to clients.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of June 30, 2017, our total debt was approximately $20.6 million and our total stockholders’ deficit was approximately $2.9 million.   Approximately $4.0 million of the total debt as of June 30, 2017 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Although there is no recourse to our company other than the copyright of our film, Max Steel, with respect to approximately $12.9 million of our current indebtedness ($9.7 outstanding under the prints and advertising loan agreement plus $3.2 million outstanding under the production service agreement), we will no longer receive any revenues from Max Steel if we lose the copyright.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holding, LLC, (“Max Steel Holdings”) a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a $14.5 million non-revolving credit facility that matures on August 25, 2017.  The loan is not secured by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture.  The proceeds of the credit facility were used to pay a portion of the print and advertising expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During the six months ended June 30, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4.5 million corporate guaranty from a party associated with the motion picture, of which Dolphin has agreed to backstop $620,000.  The lender has retained a reserve of $1.5 million for loan fees and interest (the “Reserve”).  Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As June 30, 2017, we had an outstanding balance of $9,688,855, including the Reserve, related to this agreement recorded on our condensed consolidated balance sheets.  On our condensed consolidated statement of operations for the six months ended June 30, 2017, we recorded (i) interest expense of $425,472 related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, we entered into a financing deal in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC. Pursuant to the terms of the agreement and due to delays in the release of the film, we have accrued $1.1million of interest. The film was released October 14, 2016 and delivery to the international distributors has begun. During the six months ended June 30, 2017 and during the year ended December 31, 2016, an aggregate of $3.0 million and $4.2 million was received from the international distributors and tax incentives from the jurisdiction in which a portion of the film was produced. As of June 30, 2017, we had an outstanding balance of $3,203,689, related to this debt on our condensed consolidated balance sheets.

42West Line of Credit

In 2008, 42West entered into a revolving line of credit with City National Bank, (the “Line of Credit) which matures on August 31, 2017. We are negotiating an extension of the line of credit and anticipate being able to renew at substantially the same terms. The purpose of the Line of Credit was to provide 42West with working capital as needed from time to time. The maximum amount that can be drawn on the Line of Credit is $1,500,000. The Line of Credit bears interest computed as the greatest of (a) three and one half percent per year or (b) the prime rate of City National Bank less one quarter of one percent, provided that the rate per annum never exceeds 16%. On April 27, 2017, we drew an additional $0.3 million from the Line of Credit to be used for working capital. The balance as of June 30, 2017 was $0.7 million.

Promissory Notes

On April 10, 2017, we signed two separate promissory notes, one in the amount of $100,000 and the other in the amount of $200,000 that mature on October 10, 2017. On April 18, 2017, we signed a promissory note in the amount of $250,000 that matures on October 18, 2017. On June 14, 2017, we signed a promissory note in the amount of $400,000. The note is for a two year term with no prepayment penalty after the first six months. Each of the promissory notes bears interest at a rate of 10% per annum, payable in 30-day installments after the execution of the promissory notes. The proceeds of these promissory notes were used for working capital.

Convertible Debt

On July 18, 2017, we entered into a convertible promissory note agreement and received $250,000. The note bears interest at 10% per annum and matures on July 19, 2018. The holder of the convertible note has the right to convert all or a portion of the Principal and any accrued interest into shares of common stock of the Company at price which is (i) the 90 trading-day average price per share as of the date of the Notice of Conversion or (ii) if an Eligible Offering, as defined in the agreement has occurred, 95% of the public offering share price.

On July 26, 2017, we entered into a subscription agreement to sell a convertible promissory note in the amount of $250,000 to an unrelated party. On August 1, 2017, we entered into a subscription agreement to sell a convertible promissory note in the amount of $25,000 to an unrelated party. On August 4, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. Each of the convertible promissory notes (the “Notes”) is for a period of one year and bear interest at 10% per annum. The principal and any accrued interest of the Notes is convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Notes) is made, 95% of the Public Offering Share price as defined in the Note.

Critical Accounting Policies

See “Summary of Significant Accounting Policies” in the Notes to the unaudited condensed consolidated financial statements presented herein and our current annual report on Form 10-K for the year ended December 31, 2016 for discussion of significant accounting policies, recent accounting pronouncements and their effect, if any, on the Company. These policies, along with the following new policies adopted during the six months ended June 30, 2017, have been followed for the six months ended June 30, 2017.

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

Revenue Recognition

Publicity revenue consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance

Investment

Investment represents an investment in equity securities of The Virtual Reality Company (“VRC”). The Company’s $220,000 investment in VRC represents less than 1% noncontrolling ownership interest in VRC. Accordingly, the Company accounts for its investment under the cost method. Under the cost method, the investor’s share of earnings or losses is not included in the balance sheet or statement of operations. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. However, impairment charges are recognized in the statement of operations, if factors come to our attention that indicate that a decrease in value of the investment has occurred that is other than temporary.

Deferred Landlord Reimbursement

Deferred landlord reimbursement represents the landlord’s reimbursement for tenant improvements of one of the Company’s office spaces. Such amount is amortized on a straight-line basis over the term of the lease.

Intangible assets

In connection with the acquisition of 42West that occurred on March 30, 2017, the Company acquired an estimated $9,110,000 of intangible assets with finite useful lives initially estimated to range from 3 to 10 years. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment. Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

In connection with the acquisition of 42West that occurred on March 30, 2017 (note 4), the Company recorded $13,996,337 of goodwill, which management has assigned to the Entertainment Publicity reporting unit. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment. During the quarter ended June 30, 2017, the Company adjusted goodwill in the amount of $340,582 to record the issuance of 100,000 shares of the Company’s common stock related to a working capital adjustment, as provided for in the purchase agreement and adjust the fair value of certain liabilities as of the acquisition date. The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

●
our intention to source potential secondary distribution partners for our web series, South Beach – Fever, and to enter into distribution agreements for future digital productions;

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

●
our beliefs regarding the merits of claims asserted in the class action against 42West and other  defendants and our defenses against such claims;

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

●
uncertainties regarding the outcome of pending litigation; and

●
our ability to accurately predict the impact of recent Accounting Standards Updates on our financial position or results of operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017, which have not been fully remediated as of the date of the filing of this report.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint names several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre, and another entity called Matte Projects LLC. The complaint alleges that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but that the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs assert claims for fraud, negligent misrepresentation and for violation of several states’ consumer protection laws. The plaintiffs seek to certify a nationwide class action comprised of “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and seek damages in excess of $5,000,000 on behalf of themselves and the class.  The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation proceeding, which request was denied by the panel. We believe the claims against 42West are without merit and that we have strong defenses to the claims.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 17, 2017 (the “Form 10-K”) and below:

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt.  We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness.  The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2016 and June 30, 2017.  Approximately $4 million of the total debt as of June 30, 2017 represents the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Although there is no recourse to our company other than the copyright of our film, Max Steel, with respect to approximately $12.9 million of our current indebtedness ($9.7 outstanding under the prints and advertising loan agreement plus $3.2 million outstanding under the production service agreement), we will no longer receive any revenues from Max Steel if we lose the copyright.

	As of	As of
	December 31, 2016	June 30 31, 2017
Related party debt	$(684,326)	$(1,818,659)
Total Debt (including related party debt)	$(19,727,395)	$(20,611,203)
Total Stockholders’ Deficit	$(31,867,797)	$(3,024,560)

Our indebtedness could have important negative consequences, including:

●
our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired or such financing may not be available on favorable terms or at all;
●
we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and
●
we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance and our ability to obtain additional financing, which will be affected by prevailing economic conditions, the profitability of our entertainment production and entertainment marketing and public relations businesses and other factors contained in the Risk Factors included in the Form 10-K, some of which are beyond our control.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Litigation or legal proceedings could expose us to significant liabilities and jeopardize our ability to continue as a going concern.

We are, and in the future may become, party to litigation claims and legal proceedings.  For example, 42West was named as one of the defendants in a putative class action alleging fraudulent misrepresentation, negligent misrepresentation, fraud in the inducement, breach of contract, and violation of various state consumer protection laws.  The putative class action, which was filed in the U.S. District Court for the Southern District of Florida on May 5, 2017, alleged that 42West and the other defendants made false and misleading representations in promoting the “Fyre Festival”, which did not live up to the luxury experience that it was represented to be. The plaintiffs seek to certify a nationwide class action and seek damages in excess of $5,000,000 on behalf of themselves and the class.  If the defendants are found liable for the alleged violations, 42West could be required to pay substantial amounts towards such damages.  In addition, a class action lawsuit would require significant management time and attention and would result in significant legal expenses.  Although we have insurance in case such claims arise, it may not apply to or fully cover any liabilities we may incur as a result of such claims.  While we believe the claims against 42West are without merit, regardless of the merit or ultimate results of any litigation, such claims could divert management’s attention and resources from our business, and would result in substantial costs, which could harm our financial condition and results of operations and jeopardize our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

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

On July 18, 2017, the Company entered into a convertible promissory note agreement with an unrelated third party and received $250,000. The note bears interest at 10% per annum and matures on July 19, 2018. The holder of the convertible note has the right to convert all or a portion of the Principal and any accrued interest into shares of Common Stock of the Company at price which is (i) the 90 trading-day average price per share as of the date of the Notice of Conversion or (ii) if an Eligible Offering, as defined in the agreement has occurred, 95% of the public offering share price.

On July 26, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $250,000 to an unrelated party. The convertible promissory note is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the promissory note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Common Stock (as defined in the promissory note) is made, 95% of the Public Offering Share price as defined in the promissory note.

On August 1, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $25,000 to an unrelated party. The convertible promissory note is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the promissory note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Common Stock (as defined in the promissory note) is made, 95% of the Public Offering Share price as defined in the promissory note.

On August 2, 2017, the Company issued 5,771 shares of Common Stock at a price of $5.00 per share to a third party in settlement of an outstanding account receivable.

On August 4, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note is for a period of one year and bears interest at 10% per annum. The principal and any accrued interest of the promissory note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Common Stock (as defined in the promissory note) is made, 95% of the Public Offering Share price as defined in the promissory note.

All of the foregoing issuances were made in private placements in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, except that the April 13, 2017 issuance was made in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act.

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the second quarter of 2017:

Repurchase of Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of SharesPurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/2017 - 4/30/2017	86,764	$4.61	—	—
5/1/2017 - 5/31/2017	—	$—	—	—
6/1/2017 - 6/30/2017	65,073	$4.61	—	—
Total	151,837	$4.61	—	—

(1)
Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Sellers exercised their Put Rights and caused the Company to purchase 151,837 shares of Common Stock for an aggregate amount of $700,000. See Note 4 — Acquisition of 42West for further discussion of the Put Agreements.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Digital Media, Inc. (conformed copy incorporating all amendments through July 6, 2017).

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 21, 2017.

Dolphin Entertainment Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Entertainment Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer