Form 10-Q
period 2017-09-30
Dolphin Entertainment, Inc.
filed 2017-11-17
CIK 1282224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-50621

DOLPHIN ENTERTAINMENT, INC.
(Exact name of registrant as specified in its' charter)

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

The number of shares of common stock outstanding was 9,367,057 as of November 16, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	As of September 30, 2017	As of December 31, 2016
Current
Cash and cash equivalents	$1,957,235	$662,546
Restricted cash	-	1,250,000
Accounts receivable, net of $164,000 of allowance for doubtful accounts	3,978,865	3,668,646
Other current assets	450,648	2,665,781
Total current assets	6,386,748	8,246,973
Capitalized production costs	2,437,163	4,654,013
Intangible assets, net of $498,666 of amortization	8,611,334	-
Goodwill	14,351,368	-
Property, equipment and leasehold improvements	1,111,899	35,188
Investments	220,000	-
Deposits	643,708	1,261,067
Total Assets	$33,762,220	$14,197,241
LIABILITIES
Current
Accounts payable	$1,423,213	$677,249
Other current liabilities	5,659,214	2,958,523
Line of credit	750,000	-
Put rights	947,515	-
Warrant liability	-	14,011,254
Accrued compensation	2,437,500	2,250,000
Debt	5,063,846	18,743,069
Loan from related party	1,734,867	684,326
Deferred revenue	20,303	46,681
Note payable	1,800,000	300,000
Total current liabilities	19,836,458	39,671,102
Noncurrent
Warrant liability	2,774,583	6,393,936
Put rights	2,752,485	-
Contingent consideration	3,973,000	-
Note payable	475,000	-
Other noncurrent liabilities	1,217,000	-
Total noncurrent liabilities	11,192,068	6,393,936
Total Liabilities	31,028,526	46,065,038
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.015 par value, 200,000,000 shares authorized, 9,367,057 and 7,197,761 shares, respectively, issued and outstanding at September 30, 2017 and December 31, 2016.	140,506	215,933
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at each of September 30, 2017 and December 31, 2016	1,000	1,000
Additional paid in capital	92,829,088	67,727,474
Accumulated deficit	(90,236,900)	(99,812,204)
Total Stockholders' Equity (Deficit)	$2,733,694	$(31,867,797)
Total Liabilities and Stockholders' Equity (Deficit)	$33,762,220	$14,197,241

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Entertainment publicity	5,409,175	-	10,546,716	-
Production and distribution	$1,398,839	$1,140,000	$4,625,801	$1,144,157
Membership	-	6,225	-	27,253
Total revenues	6,808,014	1,146,225	15,172,517	1,171,410

Expenses:
Direct costs	427,926	1,375,734	2,927,817	1,378,173
Distribution and marketing	320,439	9,237,873	950,812	9,237,873
Selling, general and administrative	628,564	370,984	1,871,258	1,019,641
Legal and professional	208,637	689,523	1,098,728	1,576,963
Payroll	3,482,246	350,264	7,284,734	1,101,465
Total expenses	5,067,812	12,024,378	14,133,349	14,314,115
Income (Loss) before other expenses	1,740,202	(10,878,153)	1,039,168	(13,142,705)

Other Income (Expenses):
Other income	-	-	-	9,660
Amortization and Depreciation	(321,538)	(47,369)	(648,848)	(47,369)
Extinguishment of debt	3,881,444	-	3,877,277	(5,843,811)
Acquisition costs	-	-	(745,272)	-
Bad debt	(69,437)	-	(85,437)	-
Loss on disposal of furniture, office equipment and leasehold improvements	-	-	(28,025)	-
Change in fair value of warrant liability	1,396,094	-	7,685,607	-
Change in fair value of put rights and contingent consideration	(30,000)	-	(246,000)	-
Interest expense	(424,187)	(613,651)	(1,273,166)	(3,768,727)
Net Income (Loss)	6,172,578	(11,539,173)	9,575,304	(22,792,952)

Net income attributable to noncontrolling interest	$-	$1,556	$-	$6,813
Net income (loss) attributable to Dolphin Entertainment, Inc.	6,172,578	(11,540,729)	9,575,304	(22,799,765)
Net Income (Loss)	$6,172,578	$(11,539,173)	$9,575,304	$(22,792,952)

Income (Loss) per Share:
Basic	$0.66	$(2.16)	$1.11	$(7.37)
Diluted	$0.44	$(2.16)	$0.20	$(7.37)
Weighted average number of shares used in per share calculation
Basic	9,336,826	5,337,108	8,640,543	3,801,626
Diluted	10,382,818	5,337,108	9,479,840	3,801,626

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,575,304	$(22,792,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	648,848	15,996
Amortization of capitalized production costs	2,256,711	1,108,668
Bad debt	85,437	-
Loss on extinguishment of debt	4,167	5,843,811
Loss on disposal of fixed assets	28,025	-
Change in fair value of warrant liability	(7,685,607)	-
Change in fair value of put rights and contingent consideration	246,000	-
Gain on extinguishment of debt	(4,500,000)	-
Compensation paid with shares of common stock	103,740	-
Changes in operating assets and liabilities:
Accounts receivable	1,310,988	(1,142,727)
Other current assets	2,215,132	-
Prepaid expenses	-	69,766
Related party receivable	-	(67,690)
Capitalized production costs	(39,861)	(256,714)
Deposits	662,922	(1,200,000)
Deferred revenue	(26,378)	(74,736)
Accrued compensation	187,500	122,500
Accounts payable	706,284	(1,323,714)
Other current liabilities	434,920	4,121,106
Other noncurrent liabilities	456,814	-
Net Cash Provided by (Used in) Operating Activities	6,670,946	(15,576,686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,250,000	-
Payment of working capital adjustment (42West)	(185,031)	-
Purchase of fixed assets	(166,956)	-
Acquisition of 42West, net of cash acquired	13,626	-
Net Cash Provided by Investing Activities	911,639	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and security agreements	-	10,569,744
Repayment of loan and security agreements	-	(410,000)
Sale of common stock	500,000	6,225,000
Restricted cash	-	(1,250,000)
Proceeds from line of credit	750,000	-
Proceeds from note payable	1,975,000	-
Repayment of debt	(9,179,223)	-
Proceeds from the exercise of warrants	35,100	-
Exercise of put rights	(1,075,000)	-
Advances from related party	1,388,000	320,000
Repayment to related party	(681,773)	(1,288,383)
Net Cash Provided by (Used in) Financing Activities	(6,287,896)	14,166,361
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,294,689	(1,410,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	662,546	2,392,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,957,235	$982,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$26,459	$749,249
SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of related party debt and interest to shares of common stock	$-	$3,073,410
Conversion of debt into shares of common stock	$-	$3,164,000
Conversion of loan and security agreements, including interest, into shares of common stock	$-	$20,434,858
Loan commitment fee and interest reserve	$-	$1,531,871
Liability for contingent consideration for the 42West Acquisition (see note 4)	$3,973,000	$-
Liability for put rights to the Sellers of 42West (see note 4)	$3,700,000	$-
Liabilities assumed in the 42West Acquisition (see note 4)	$1,011,000	$-
Payment of certain accounts payable with shares of common stock	$58,885	$-
Issuance of shares of Common Stock pursuant to 2017 Plan	$486,424	$-
Issuance of shares of Common Stock related to the 42West Acquisition (see note 4)	$15,030,767	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the nine months ended September 30, 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2016	50,000	$1,000	7,197,761	$215,933	$67,727,474	$(99,812,204)	$(31,867,797)
Net income for the nine months ended September 30, 2017	-	-	-	-	-	9,575,304	9,575,304
Sale of common stock during the nine months ended September 30, 2017	-	-	50,000	750	499,250	-	500,000
Issuance of shares from partial exercise of Warrant E and exercise of Warrants J and K	-	-	1,332,885	19,993	9,960,107	-	9,980,100
Issuance of shares for payment of services			6,140	92	61,487		61,579
Issuance of shares related to acquisition of 42West	-	-	837,415	12,562	15,443,206	-	15,455,768
Shares issued per equity compensation plan	-	-	59,320	890	102,850	-	103,740
Shares retired from exercise of puts	-	-	(116,591)	(1,749)	(1,073,251)	-	(1,075,000)
Effect of reverse stock split on cumulative amount of par value	-	-	127	(107,965)	107,965	-	-
Balance September 30, 2017	50,000	$1,000	9,367,057	$140,506	$92,829,088	$(90,236,900)	$2,733,694

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

NOTE 1 – GENERAL

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a leading independent entertainment marketing and premium content development company. Through its recent acquisition of 42 West, LLC (“42West”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artists, athletes and authors. The strategic acquisition of 42West brings together premium marketing services with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets. Dolphin also currently operates online kids clubs; however it intends to discontinue the online kids clubs at the end of 2017 to dedicate its time and resources to the entertainment publicity business and the production of feature films and digital content.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly-owned and majority-owned and controlled subsidiaries, including Dolphin Films, Inc., Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

Effective March 7, 2016, the Company acquired Dolphin Films, Inc. ("Dolphin Films") from Dolphin Entertainment, LLC. (“DE LLC”), a company wholly owned by William O’Dowd, CEO, President and Chairman of the Board of Dolphin. At the time of the acquisition, Mr. O’Dowd was also the majority shareholder of Dolphin. The acquisition from DE LLC was a transfer between entities under common control. As such, the Company recorded the assets, liabilities and deficit of Dolphin Films on its consolidated balance sheets at DE LLC’s historical basis instead of fair value. Transfers of businesses between entities under common control require prior periods to be retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Company have been retrospectively adjusted to include the historical balances of DE LLC’s prior to the effective date of the acquisition.

On May 9, 2016, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 1-to-20 reverse stock split. The reverse stock split was approved by the Board of Directors and a majority of the Company’s shareholders and became effective May 10, 2016. The number of shares of common stock in the accompanying unaudited condensed consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust (the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired from the Sellers 100% of the membership interests of 42West and 42West became a wholly-owned subsidiary of the Company (the “42West Acquisition”). The consideration paid by the Company in connection with the 42West Acquisition was approximately $18.7 million in shares of common stock of the Company, par value $0.015 (the “Common Stock”), based on the Company’s 30-trading-day average stock price prior to the closing date of $9.22 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of Common Stock based on achieving certain financial targets. See note 4 for additional information regarding the acquisition.

On June 29, 2017, the shareholders approved a change in the name of the Company to Dolphin Entertainment, Inc. Effective July 6, 2017, the Company amended its Articles of Incorporation to (i) change the Company’s name to Dolphin Entertainment, Inc.; (ii) cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock; (iii) reduce the number of Series C Convertible Preferred Stock outstanding in light of the 1-to-20 reverse stock split from 1,000,000 to 50,000 shares; and (iv) clarify the voting rights of the Series C Convertible Preferred Stock that, except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.

On September 13, 2017, the Company filed with the Florida Department of State Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation to effectuate a reverse stock split of the Company’s Common Stock, on a two (2) old for one (1) new basis (the “Reverse Stock Split”), providing that the Reverse Stock Split would become effective under Florida law on September 14, 2017. Immediately after the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 400,000,000 shares to 200,000,000. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of Common Stock. Shareholder approval of the Reverse Stock Split was not required. All consolidated financial statements and per share amounts have been retroactively adjusted for the above amendment to authorized shares and the reverse stock split.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new guidance effective January 1, 2017, with no material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore requires disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. which contemplate the continuation of the Company as a going concern. Although the Company has net income of $6,172,578 and $9,575,304, respectively for the three and nine months ended September 30, 2017, it has recorded accumulated deficit of $90,236,900 as of September 30, 2017. The Company has a working capital deficit of $13,449,710 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors, proceeds from debt securities, securities convertible into shares of its Common Stock and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into the Company’s Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts that it intends to obtain financing to produce during 2018 and release starting in early 2019. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. With the acquisition of 42West, the Company is currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community and reducing expenses by identifying certain costs that can be combined with the Company’s. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses.

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

Additionally, because third parties are the principal distributors of the Company’s movies, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from its distributors. As is typical in the film industry, the Company’s distributors may make adjustments in future periods to information previously provided to the Company that could have a material impact on the Company’s operating results in later periods. Furthermore, management may, in its judgment, make material adjustments to the information reported by its distributors in future periods to ensure that revenues are accurately reflected in the Company’s financial statements. To date, the distributors have not made, nor has the Company made, subsequent material adjustments to information provided by the distributors and used in the preparation of the Company’s historical financial statements.

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

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $72,205 and $150,182, respectively for the three and nine months ended September 30, 2017 and $4,681 and $15,996, respectively, for the three and nine months ended September 30, 2016. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

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

Goodwill

In connection with the acquisition of 42West that occurred on March 30, 2017 (note 4), the Company recorded $13,996,337 of goodwill, which management has assigned to the Entertainment Publicity reporting unit. As indicated in note 4, the purchase price allocation and related consideration are provisional and subject to completion and adjustment.  During the six months between the date of acquisition and September 30, 2017, the Company adjusted goodwill in the amount of $355,031 to record a working capital adjustment, as provided for in the 42West purchase agreement and adjust the preliminary fair value of certain liabilities as of the acquisition date. The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The Company has outstanding warrants at September 30, 2017 and December 31, 2016 accounted for as derivative liabilities, because they contain full-ratchet down round provisions (see notes 11 and 17). The Company also has equity classified warrants outstanding at September 30, 2017 and December 31, 2016 (see note 17).

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

To account for the acquisition of 42West that occurred on March 30, 2017, the Company made a number of fair value measurements related to the different forms of consideration paid for 42West and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Note 4 and 11 for further discussion and disclosures.

Certain warrants issued in 2016 are measured and carried at fair value on a recurring basis in the condensed consolidated financial statements. See note 11 for disclosures regarding those fair value measurements.

As of September 30, 2016, and for the three and nine months then ended, the Company had no assets or liabilities measured at fair value, on a recurring or nonrecurring basis.

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

3)
Dolphin Films: Dolphin Films produces motion pictures, with an initial focus on family content. The motion pictures are distributed, through third parties, in the domestic and international markets. The Company derived a majority of its revenues from this segment during the three and nine months ended September 30, 2016.

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

With the acquisition of 42West, the Company has identified an additional operating segment meeting the criteria in ASC 280 for a separate reporting segment. The new segment is Entertainment Publicity and primarily provides talent, entertainment and targeted marketing, and strategic communications services. See Note 19 for Segment reporting for the three and nine months ended September 30, 2017.

NOTE 4 — ACQUISITION OF 42WEST

On March 30, 2017, the “Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and the Sellers. Pursuant to the Purchase Agreement, the Company acquired from the Sellers 100% of the membership interests of 42West and 42West became a wholly-owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent, entertainment and targeted marketing and strategic communications services.

The consideration paid by the Company in connection with the 42West Acquisition was $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain 42West indebtedness) in shares of Common Stock, determined based on the Company’s 30-trading-day average stock price prior to the closing date of $9.22 per share, plus the potential to earn up to an additional $9.3 million (less payment of certain taxes) in shares of Common Stock, determined based on $9.22 per share. As a result, the Company (i) issued 615,140 shares of Common Stock to the Sellers on the closing date (the “Initial Consideration”), (ii) (a) issued 172,275 shares of Common Stock to certain current 42West employees and a former 42West employee on April 13, 2017, to settle change in control provisions in their pre-existing employment and termination agreements (the “Change in Control Provisions”), (b) issued 59,320 shares of restricted stock as employee stock bonuses (the “Employee Bonus Shares”) under the Company's 2017 equity Incentive Plan, and (c) will issue approximately 767,563 shares of Common Stock to the Sellers, and 213,348 shares of Common Stock to certain current and former 42West employees to settle the Change in Control Provisions, on January 2, 2018 (the “Post-Closing Consideration”), and (iii) potentially may issue up to approximately 856,414 shares of Common Stock to the Sellers, and 125,149 shares to certain current and former 42West employees in accordance with the Change in Control Provisions, based on the achievement of specified 42West financial performance targets over a three-year period beginning January 1, 2017 and ending December 31, 2019 as set forth in the Purchase Agreement (the “Earn-Out Consideration”, and together with the Initial Consideration and the Post-Closing Consideration, (the “Stock Consideration”). The Purchase Agreement allows for a working capital adjustment to be calculated within 30 days of the closing of the transaction. On April 13, 2017, the Company issued 50,000 shares of Common Stock to the Sellers as a provisional working capital adjustment, and on August 30, 2017 the Company made a final cash payment to the Sellers of $185,031 to settle the working capital adjustment once all information was agreed to between the Sellers and the Company. None of the Common Stock included in the Stock Consideration have been registered under the Securities Act except for the Employee Bonus Shares.

The Company also agreed to pay the Sellers’ transaction costs and assumed certain tax liabilities incurred or to be incurred by the Sellers based on the proceeds they receive.

The issuance of 59,320 Employee Bonus Shares and the potential issuance of 117,788 shares as part of the Earn-Out Consideration to current employees (the “Employee Earn-Out Shares”) are conditioned on the employees remaining employed by the Company up to the date the shares become issuable. If an employee does not remain employed for the requisite service period, the shares they forfeit will be allocated among and issued to the Sellers. The Employee Bonus Shares and Employee Earnout Shares are not considered part of the accounting consideration transferred to acquire 42West. The Employee Bonus Shares will be accounted for under ASC 718, Compensation Stock-Compensation, which will result in compensation expense in the Company’s consolidated statements of operations. On August 21, 2017, the Company granted 59,320 of nonvested restricted stock to current 42West employees, of which 58,205 shares remain outstanding at September 30, 2017.

The Purchase Agreement contains customary representations, warranties, covenants and indemnifications.

Also in connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three months ended September 30, 2017, the Sellers, in accordance with the Put Agreements, caused the Company to purchase 40,672 shares of Common Stock for an aggregate amount of $375,000.

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

In addition, in connection with the 42West Acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the Sellers (the “Registration Rights Agreement”) pursuant to which the Sellers are entitled to rights with respect to the registration under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such Sellers holding at least a majority of the Stock Consideration received by the Sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the Sellers. In addition, if the Company iseligible to file a registration statement on Form S-3, upon the request of such Sellers holding at least a majority of the Stock Consideration received by the Sellers, the Company will be required to use its reasonable efforts to affect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the Sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the Sellers registered on Form S-1 or Form S-3 is subject to other specified conditions and limitations.

The provisional acquisition-date fair value of the consideration transferred totaled $24,113,798, which consisted of the following:

Common Stock issued at closing and in April 2017 (787,415 shares)	$6,693,028
Common Stock issuable on January 2, 2018 (980,911 shares)	8,337,739
Contingent Consideration	3,627,000
Put Rights	3,800,000
Sellers’ transaction costs paid at closing	260,000
Sellers’ tax liabilities assumed	786,000
Working capital adjustment (50,000 shares issued in April 2017 plus paid $185,031 in cash in August 2017)	610,031
$24,113,798

The fair values of the 787,415 shares of Common Stock issued at closing and in April 2017, the 50,000 share of Common Stock issued on April 13, 2917 and the 980,911 shares of Common Stock to be issued on January 2, 2018 were determined based on the closing market price of the Company’s Common Stock on the acquisition date of $8.50 per share.

The Earn-Out Consideration arrangement requires the Company to pay up to 863,776 shares of Common Stock to the Sellers and one former employee of 42West to settle a Change in Control Provision (the “Contingent Consideration”), on achievement of adjusted EBITDA targets based on the operations of 42West over the three-year period beginning January 1, 2017. The provisional fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporated significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date. The key assumptions as of the acquisition date used in applying the Monte Carlo Simulation model are as follows: estimated risk-adjusted EBITDA figures ranging between $3,750,000 and $3,900,000; discount rates ranging between 11.75% and 12.25% applied to the risk-adjusted EBITDA estimates to derive risk-neutral EBITDA estimates; risk-free discount rates ranging from 1.03% to 1.55%, based on U.S. government treasury obligations with terms similar to those of the Contingent Consideration arrangement, applied to the risk-neutral EBITDA estimates; and an annual asset volatility estimate of 72.5%.

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

Cash	$273,625
Accounts receivable	1,706,644
Property, equipment and leasehold improvements	1,087,962
Other assets	265,563
Indemnification asset	300,000
Intangible assets	9,110,000
Total identifiable assets acquired	12,743,794

Accounts payable and accrued expenses	(731,475)
Line of credit and note payable	(1,025,000)
Settlement liability	(300,000)
Other liabilities	(902,889)
Tax liabilities	(22,000)
Total liabilities assumed	(2,981,364)
Net identifiable assets acquired	9,762,430
Goodwill	14,351,368
Net assets acquired	$24,113,798

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

The estimated fair value of the settlement liability of $300,000 relates to 42West’s contingent liability to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended (the “Guild Dispute”). The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations of 42West to the Plans. Based on a recent audit for periods prior to June 7, 2011, the Company estimates that the probable amount the Plan may seek to collect from 42West is approximately $300,000, as of the acquisition date, in pension plan contributions, health and welfare plan contributions and union dues once the audit is completed. Accordingly, the Company has recorded a $300,000 settlement accrual liability for the probable amount of the liability it may incur due to the Motion Picture Industry Pension audit of the period from March 25, 2012 through August 20, 2016 (see Note 20). The Company has not recorded a liability as of the acquisition date for any exposure for additional settlement obligations related to the period from August 20, 2016 through March 30, 2017, as the Company has not reached a conclusion that a loss for that period is probable. Therefore, the ultimate amount related to the settlement liability as of March 30, 2017 may vary from the amount recorded, and as such, the estimated fair value of the settlement liability is provisional.

In accordance with the terms of the Purchase Agreement, the Sellers indemnified the Company with respect to the Guild Dispute for losses incurred related to the Company’s alleged contribution obligations to the Plans for the period between March 25, 2012 through March 26, 2016. The Company has recorded an indemnification asset related to the recorded settlement liability, measured at fair value on the same basis as the settlement liability. The indemnification asset represents the estimated fair value of the indemnification payment expected to be received from Sellers, related to the indemnification by the Sellers of the estimated settlement liability. As the estimated fair value of the settlement liability is provisional, so too is the estimated fair value of the indemnification asset.

The deferred tax liability related to 42West is a provisional estimate pending the completion of an analysis of deferred income taxes.

Based on the provisional fair values related to certain assets acquired and liabilities assumed discussed above, the $14,351,368 of goodwill is also provisional. The goodwill was assigned to the Entertainment Publicity reporting unit, which is at the same level as the Entertainment Publicity segment (see Note 19). The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of 42West. The goodwill is expected to be deductible for income tax purposes.

The Company expensed $0 and $745,272 of acquisition related costs in the three and nine months ended September 30, 2017, respectively. These costs are included in the condensed consolidated statements of operations in the line item entitled “acquisition costs.”

The revenue and net income of 42West included in the consolidated amounts reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 are as follows:

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Revenue	$5,409,166	$15,236,278
Net income	$247,247	$1,612,589

The following represents the pro forma consolidated operations for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, as if 42West had been acquired on January 1, 2016 and its results had been included in the consolidated results of the Company beginning on that date:

Pro Forma Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$6,808,014	$5,588,495	$19,862,073	$15,064,851
Net income (loss)	5,923,245	(11,617,330)	10,297,757	(22,205,725)

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of 42West and adjusting the combined results of the Company and 42West to reflect (a) the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2006, (b) the reversal of 42West’s income taxes as if 42West had filed a consolidated income tax return with the Company beginning January 1, 2016, and (c) to exclude $207,564 and $795,272 of acquisition related costs that were originally expensed by the Company during the three months ended June 30, 2017 and by the Company and 42West on a combined basis during the six months ended June 30, 2017, respectively.

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of March 30, 2017 and the related measurement period adjustments to the fair values recorded through September 30, 2017:

	March 31, 2017 (As initially reported)	Measurement Period Adjustments	September 30, 2017(As adjusted)
Cash	$273,625	$—	$273,625
Accounts receivable	1,706,644	—	1,706,644
Property, equipment and leasehold improvements	1,087,962	—	1,087,962
Other assets	265,563	—	265,563
Indemnification asset	—	300,000	300,000
Intangible assets	9,110,000	—	9,110,000
Total identifiable assets acquired	12,443,794	300,000	12,743,794

Accounts payable and accrued expenses	(731,475)	—	(731,475)
Line of credit and note payable	(1,025,000)	—	(1,025,000)
Settlement liability	(300,000)	—	(300,000)
Other liabilities	(902,889)	—	(902,889)
Tax liabilities	(22,000)	—	(22,000)
Total liabilities assumed	(2,981,364)	—	(2,981,364)
Net identifiable assets acquired	9,462,430	—	9,762,430
Goodwill	13,996,337	355,031	14,351,368
Net assets acquired	$23,458,767	$655,031	$24,113,798

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of March 31, 2017, the Company recorded the identifiable net assets acquired of $9,462,430 as shown in the table above in its condensed consolidated balance sheet. During the period from March 31, 2017 through September 30, 2017, the Company’s measurement period adjustments of $655,031 were made based on new information obtained after the acquisition date about facts and circumstances that existed as of the acquisition date, and, accordingly, the Company recognized these adjustments in its September 30, 2017 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $9,762,430 as shown in the table above. The changes to the provisional amounts did not result in changes to the Company’s previously reported condensed consolidated income statement for the three months ended March 31, 2017.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at March 31, 2017	$13,996,337
Changes to estimated fair values:
Contingent Consideration	86,000
Put Rights	(200,000)
Sellers’ tax liabilities assumed	159,000
Working capital adjustment	610,031
Indemnification asset	(300,000)
355,031
Adjusted goodwill	$14,351,368

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

The final working capital adjustment and provisional indemnification asset were initially determined subsequent to the issuance by the Company of its condensed consolidated financial statements for the three months ended March 31, 2017.

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

Motion Pictures

For the three and nine months ended September 30, 2017, revenues earned from motion pictures were $1,398,839 and $4,625,801, respectively, mainly attributable to Max Steel, the motion picture released on October 14, 2016 and international sales of Believe, the motion picture released in December 2013. During the three and nine months ended September 30, 2016, the Company earned revenues of $1,140,000 and $1,144,157, respectively from the international sales of Max Steel and Believe. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amount of $206,798 and $2,256,711, respectively during the three and nine months ended September 30, 2017 and $1,106,229 for each of the three and nine months ended September 30, 2016, related to Max Steel. All capitalized production costs for Believe were either amortized or impaired in prior years. Subsequent to the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to a lower than expected domestic box office performance. As of September 30, 2017, and December 31, 2016, the Company had a balance of $1,933,219, and $4,189,930, respectively recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $237,500 and $215,000 in capitalized production costs as of September 30, 2017 and December 31, 2016 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of September 30, 2017.

On November 17, 2015, the Company entered into a quitclaim agreement with a distributor for rights to a script owned by the Company. As part of the agreement the Company will receive $221,223 plus interest and a profit participation if the distributor decides to produce the motion picture within 24 months after the execution of the agreement. If the motion picture is not produced within the 24 months, all rights revert back to the Company. As per the terms of the agreement, the Company is entitled to co-finance the motion picture. As of September 30, 2017, the Company had not been notified by the distributor that it intends to produce the motion picture.

As of September 30, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $2,170,719 and $4,404,930, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

Digital Productions

During the year ended December 31, 2016, the Company produced a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement and was responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. The show was produced throughout several cities in the U.S. The show was released on Destination America, a digital cable and satellite television channel, on September 9, 2017 and the Company does not expect to derive any revenues from this initial release.

During the three and nine months ended September 30, 2017 and 2016, the Company did not earn any revenues related to digital productions. During the nine months ended September 30, 2016, the Company impaired $2,439 of capitalized production costs related to digital productions.

As of September 30, 2017, and December 31, 2016, respectively, the Company has total capitalized production costs of $266,444 and $249,083, recorded on its condensed consolidated balance sheet related to the digital productions discussed above.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions are less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The motion picture was delivered to the distributors and other stipulations, as required by the contracts were met. As of September 30, 2017 and December 31, 2016, the Company had a balance of $2,025,160 and $3,668,646, respectively, in accounts receivable related to the revenues of Max Steel.

The Company’s trade accounts receivable related to its entertainment publicity business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of September 30, 2017, the Company had a balance of $1,951,504, net of $164,000 of allowance for doubtful accounts of accounts receivable related to the entertainment publicity business. (note 4)

Other Current Assets

The Company had a balance of $450,648 and $2,665,781 in other current assets on its condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, these amounts were primarily comprised of deferred offering costs and an indemnification asset related to the 42West Acquisition. (See note 4 for further discussion). As of December 31, 2016, these amounts were primarily comprised of tax incentive receivables and prepaid loan interest.

Indemnification asset – The Company recorded in other current assets on its condensed consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West Acquisition.

Tax Incentives – The Company has access to government programs that are designed to promote film production in the jurisdiction. As of September 30, 2017, and December 31, 2016, respectively, the Company had a balance of $0 and $2,060,883 from these tax incentives. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

Deferred offering costs – The Company incurred legal and professional fees in the amount of $116,204 related to the filing of its S-1 Registration Statement. These costs have been deferred until the final S-1 is filed.

Prepaid Interest – The Company entered into a loan and security agreement to finance the distribution and marketing costs of Max Steel and prepaid interest related to the agreement. As of September 30, 2017, and December 31, 2016, there was a balance of $0 and $602,697 of prepaid interest.

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	September 30, 2017	December 31, 2016
Furniture and fixtures	$539,715	$65,311
Computers and equipment	408,058	41,656
Leasehold improvements	356,946	7,649
	1,304,719	114,616
Less: accumulated depreciation	(192,820)	(79,428)
	$1,111,899	$35,188

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements over the remaining term of the related leases. On June 1, 2017, the Company entered into a sublease agreement for one of its offices in Los Angeles. As part of the sublease agreement, the Company agreed to allow the subtenant to acquire the fixed assets in the office. As a result, the Company wrote off $64,814 of property, equipment and leasehold improvements and $36,789 of accumulated depreciation. This resulted in a loss in the amount of $28,025 that was recorded on the condensed consolidated statement of operations for the nine months ended September 30, 2017 as loss on disposal of furniture, office equipment and leasehold improvements. The balances as of September 30, 2017 include the provisional amounts of the Company’s newly acquired subsidiary 42West. (See note 4)

NOTE 7 — INVESTMENT

Investments, at cost, consist of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheet as of September 30, 2017, related to this investment.

NOTE 8 — DEBT

Loan and Security Agreements

First Group Film Funding

During the years ended December 31, 2013 and 2014, the Company entered into various loan and security agreements with individual noteholders (the “First Loan and Security Noteholders”) for notes with an aggregate principal amount of $11,945,219 to finance future motion picture projects (the “First Loan and Security Agreements”). During the year ended December 31, 2015, one of the First Loan and Security Noteholders increased its funding under its respective First Loan and Security Agreement for an additional $500,000 note and the Company used the proceeds to repay $405,219 to another First Loan and Security Noteholder. Pursuant to the terms of the First Loan and Security Agreements, the notes accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015. During 2015, the Company exercised its option under the First Loan and Security Agreements, to extend the maturity date of these notes until December 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing by 1.25% resulting in rates ranging from 12.50% to 13.25%. The First Loan and Security Noteholders, as a group, were to receive the Company’s entire share of the proceeds from the motion picture productions funded under the First Loan and Security Agreements, on a prorata basis, until the principal investment was repaid. Thereafter, the First Loan and Security Noteholders, as a group, would have the right to participate in 15% of the Company’s future profits from these projects (defined as the Company’s gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each First Loan and Security Noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, the Company entered into debt exchange agreements with certain First Loan and Security Noteholders on substantially similar terms to convert an aggregate of $11,340,000 of principal and $1,811,490 of accrued interest into shares of Common Stock. Pursuant to the terms of such debt exchange agreements, the Company agreed to convert the debt owed to certain First Loan and Security Noteholders into Common Stock at an exchange rate of $10.00 per share and issued 1,315,149 shares of Common Stock. On May 31, 2016, the market price of a share of Common Stock was $13.98 and on June 30, 2016 it was $12.16. As a result, the Company recorded losses on the extinguishment of debt on its consolidated statement of operations of $3,328,366 for the nine months ended September 30, 2016 based on the difference between the fair value of the Common Stock issued and the carrying amount of outstanding balance of the exchanged notes on the date of the exchange. On December 29, 2016, as part of a global settlement agreement with an investor that was a noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.03 per share in settlement of $1,160,000 of debt from the note under the First Loan and Security Agreement. See Note 17 for further discussion of Warrant “J”.

The Company did not expense any interest during the three and nine months ended September 30, 2017 and expensed $38,741 and $1,358,585, respectively, in interest during the three and nine months ended September 30 2016, related to the First Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of September 30, 2017 and December 31, 2016 related to the First Loan and Security Agreements on its condensed consolidated balance sheets.

Web Series Funding

During the years ended December 31, 2014 and 2015, the Company entered into various loan and security agreements with individual noteholders (the “Web Series Noteholders”) for an aggregate principal amount of notes of $4,090,000 which the Company used to finance production of its 2015 web series (the “Web Series Loan and Security Agreements”). Under the Web Series Loan and Security Agreements, the Company issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016. During 2015, the Company exercised its option under the Web Series Loan and Security Agreements to extend the maturity date of these notes to August 31, 2016. In consideration for the Company’s exercise of the option to extend the maturity date, the Company was required to pay a higher interest rate, increasing 1.25% resulting in interest rates ranging from 11.25% to 13.25%. Pursuant to the terms of the Web Series Loan and Security Agreements, the Web Series Noteholders, as a group, would have had the right to participate in 15% of the Company’s future profits generated by the series (defined as the Company’s gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each Web Series Noteholder’s loan commitment as a percentage of the total loan commitments received to fund the series.

During the nine months ended September 30, 2016, the Company entered into thirteen individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $4,204,547 of principal and accrued interest under the Web Series Loan and Security Agreements into an aggregate of 420,455 shares of Common Stock at an exchange price of $10.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. For the nine months ended September 30, 2016, the Company recorded a loss on extinguishment of debt in the amount of $ $588,694 due to the market price of the Common Stock being between $12.00 and $12.16 per share on the dates of the exchange.

During 2016, the Company also entered into (i) substantially identical Subscription Agreements with two Web Series Noteholders to convert $1,265,530 of principal and interest into an aggregate of 126,554 shares of Common Stock at an exchange price of $10.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements and (ii) a global settlement agreement with another investor that was a Noteholder of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement. As part of the global settlement agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.03 per share in settlement of $340,000 of debt from the Web Series Loan and Security Agreement. See Note 17 for further discussion of Warrant “J”.

The Company did not expense any interest during the three and nine months ended September 30, 2017 and expensed $39,091 and $323,670 respectively, in interest during the three and nine months ended September 30, 2016, related to the Web Series Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of September 30, 2017 and December 31, 2016 related to the Web Series Loan and Security Agreements on its condensed consolidated balance sheets.

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

On May 31 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,344,350 of principal and accrued interest into shares of Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at an exchange price of $10.00 per share and issued 434,435 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $13.98 and on June 30, 2016, it was $12.16. As a result, the Company recorded a loss on the extinguishment of debt of $1,312,059 on its consolidated statement of operations for nine months ended September 30, 2016, due to the difference between the exchange price and the market price of the Common Stock on the dates of exchange. During 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000. On December 29, 2016, as part of a global settlement agreement with an investor that was a noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.03 per share in settlement of $4,970,990 of debt from the note under the Second Loan and Security Agreement. See Note 17 for further discussion of Warrant “J”.

During the three and nine months ended September 30, 2017, the Company did not record any interest expense related to the Second Loan and Security Agreements. The Company recorded $140,958 and $921,366, respectively during the three and nine months ended September 30, 2016 of interest expense related to the Second Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of September 30, 2017 and December 31, 2016 related to the Second Loan and Security Agreements on its condensed consolidated balance sheets.

The Company accounts for the above agreements in accordance with ASC 470-10-25-2, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue, shall be classified as debt.

Prints and Advertising Loan

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for up to $14,500,000 non-revolving credit facility that matures on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses of the domestic distribution of Max Steel. To secure Max Steel Holding’s obligations under the P&A Loan, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2016, and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the U.S. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, the Company’s subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, the Company would impair the entire capitalized production costs of Max Steel included as an asset on its balance sheet, which as of September 30, 2017 was $1,933,219. The P&A Loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin has backstopped $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period.

 During the nine months ended September 30, 2017, the Company agreed to allow the lender to apply the balance held as restricted cash to the loan balance.   On September 18, 2017, the party associated with the film paid the lender the guaranty of $4,500,000 and the Company recorded the $620,000 backstop in other current liabilities. As September 30, 2017 and December 31, 2016, the Company had an outstanding balance of $2,366,689 and $12,500,000, respectively, related to this agreement recorded on the condensed consolidated balance sheets.  On its condensed consolidated statement of operations for the three and nine months ended September 30, 2017, the Company recorded (i) interest expense of $177,225 and $602,697, respectively, related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of the Company’s feature films, Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,425,146 and $1,147,520, respectively, as of September 30, 2017 and December 31, 2016 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of September 30, 2017, and December 31, 2016 the Company had outstanding balances of $2,697,157 and $6,243,069, respectively, related to this debt on its condensed consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017.  The revolving note was not renewed and the Company is seeking to establish a new credit facility. The note bears interest at the prime rate of City National Bank plus 0.875% per annum and is payable monthly.  Amounts outstanding under the note are secured by substantially all of 42West’s assets and are guaranteed by the Principal Sellers of 42West.   The maximum amount that could be drawn on the line of credit was $1,750,000 prior to its expiration; however, upon maturity of the note the Company no longer has the ability to borrow additional amounts under the line of credit.  Upon closing of the acquisition of 42West, the line of credit had a balance of $500,000.  On April 27, 2017, the Company drew an additional $250,000 from the line of credit to be used for working capital.  As a result, the balance as of September 30, 2017 was $750,000. As of the date of this filing, City National Bank has not called the outstanding principal of the revolving note; however, the Company has sufficient liquidity to satisfy all of its outstanding obligations under the revolving note in such event.  Under the revolving note, an event of default will occur if we fail to pay any principal when due after five days’ notice and an opportunity to cure.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the membership interest of one of its members. Pursuant to the agreement, the outstanding principal shall be payable immediately if 42West sells, assigns, transfers, or otherwise disposes all or substantially all of its assets and/or business prior to December 31, 2018. In connection with the Company’s acquisition of 42West, (note 4), payment of this redemption was accelerated, with $300,000 paid during April 2017, and the remaining $225,000 to be paid in January 2018. The outstanding balance at September 30, 2017 of $225,000 has been included in other current liabilities on the accompanying condensed consolidated balance sheet.

NOTE 9 — NOTES PAYABLE

Convertible Notes

2015 Convertible Debt

On December 7, 2015, the Company entered into a subscription agreement with an investor to sell up to $7,000,000 in convertible promissory notes of the Company. The promissory note would bear interest on the unpaid balance at a rate of 10% per annum, and became due and payable on December 7, 2016. The promissory note could have been prepaid at any time without a penalty. Pursuant to the subscription agreement, the Company issued a convertible note to the investor in the amount of $3,164,000. At any time prior to the maturity date, the investor had the right, at its option, to convert some or the entire convertible note into Common Stock. The convertible note had a conversion price of $10.00 per share. The outstanding principal amount and all accrued interest were mandatorily and automatically converted into Common Stock, at the conversion price, upon the average market price per share of Common Stock being greater than or equal to the conversion price for twenty trading days.

During the three months ended March 31, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 316,400 shares of Common Stock were issued in satisfaction of the convertible note payable. For the nine months ended September 30, 2016, the Company recorded interest expense of $31,207 on its condensed consolidated statements of operations. No interest expense was recorded for the nine months ended September 30, 2017.

2017 Convertible Debt

On July 18, July 26, July 27, July 31, August 30, September 6, September 8 and September 22, 2017, the Company entered into subscription agreements pursuant to which it issued convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000.  Each of the convertible promissory notes bears interest at a rate of 10% per annum and matures one year from the date of issue, with the exception of one note in the amount of $75,000 which matures two years from the date of issue.  The principal and any accrued interest of each of the convertible promissory notes are convertible by the respective holder at a price equal to either (i) the 90-trading day average price per share of common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as similarly defined in each of the convertible promissory notes) of common stock is made, 95% of the Public Offering Share price (as similarly defined in each of the convertible promissory notes).

Nonconvertible Notes

 On September 20, 2017, the Company signed a promissory note in the amount of $150,000 with a maturity date of September 20, 2018. The promissory note bears interest at 10% per annum and may be repaid at any time without a penalty. The promissory note is held by an entity of which Allan Mayer, a director, shareholder and employee of the Company, is the trustee.

On June 14, 2017, the Company signed a promissory note in the amount of $400,000 with a two year term, expiring on June 14, 2019. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On April 18, 2017, the Company signed a promissory note in the amount of $250,000 with an initial maturity date of October 18, 2017, bearing interest at 10% per annum. The maturity date of the promissory note has been extended to December 15, 2017 with an interest rate of 12%.

On April 10, 2017, the Company signed two promissory notes with an aggregate principal amount of $300,000 on substantially identical terms. Both promissory notes are held by one noteholder, and had an initial maturity date of October 10, 2017, bearing interest at 10% per annum. The maturity date of the promissory note has been extended to December 15, 2017 on substantially identical terms.

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand.

No principal payments were made on the promissory notes during the three and nine months ended September 30, 2017. The Company made interest payments in the aggregate amount of $26,459 and had a balance of $181,146 and $134,794 as of September 30, 2017 and December 31, 2016, respectively, of accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, related to these promissory notes. The Company recorded interest expense for the three and nine months ended September 30, 2017 of $41,989 and $68,088, respectively, and $7,562 and $22,521 for the three and nine months ended September 30, 2016, respectively, related to these promissory notes. As of September 30, 2017 and December 31, 2016, the Company had a balance of $1,800,000 and $300,000, respectively, on its consolidated balance sheets in current liabilities and $475,000 and $0, respectively, in noncurrent liabilities relating to these notes payable.

NOTE 10 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company issued an unsecured revolving promissory note (the “DE Note”) to DE LLC, an entity wholly owned by the Company’s CEO. The DE Note accrued interest at a rate of 10% per annum. DE LLC had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten-day notice to the Company. On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with DE LLC. Pursuant to the terms of the Subscription Agreement, the Company and DE LLC agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the DE Note into 307,341 shares of Common Stock. The shares were converted at a price of $10.00 per share. On the date of the conversion that market price of the shares was $12.00 and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the condensed consolidated statement of operations for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recorded interest expense in the amount of $32,008 on its condensed consolidated statement of operations.

In addition, DE LLC has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of DE LLC’s debtholders, pursuant to which the debtholders exchanged their DE Notes for notes issued by Dolphin Films totaling $8,774,327. See note 8 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to DE LLC by Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “New DE Note”) in the principal amount of $1,009,624. The New DE Note is payable on demand and bears interest at 10% per annum. During the nine months ended September 30, 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to DE LLC as part of the New DE Note. During the nine months ended September 30, 2017, the Company received proceeds related to the New DE Note from DE LLC in the amount of $1,388,000 and repaid DE LLC $681,773. As of September 30, 2017, and December 31, 2016, Dolphin Films owed DE LLC $1,734,867 and $684,326, respectively, that was recorded on the condensed consolidated balance sheets. Dolphin Films recorded interest expense of $45,055 and $112,473 for the three and nine months ended September 30, 2017.

As discussed in Note 9, the Company signed a promissory note and received $150,000 from an entity, of which Allan Mayer, director, shareholder and employee of the Company, is the trustee.

NOTE 11 — FAIR VALUE MEASUREMENTS

Warrants

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (the “Warrants”) for which the Company determined that the Warrants should be accounted for as derivatives (see Note 17), for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations. On March 31, 2017, Warrants J and K were exercised.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Warrants recorded on the condensed consolidated balance sheet at September 30, 2017 and December 31, 2016 is $2,774,583 and $20,405,190. Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the three and nine months ended September 30, 2017, the Company recorded a gain on the change in fair value of the warrant liability of $1,396,094 and $7,685,607, respectively, for the three and nine months ended September 30, 2017, in the condensed consolidated statement of operations.

The Warrants outstanding at September 30, 2017 have the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (Months)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$9.22	4	January 31, 2018
Series H Warrants	November 4, 2016	250,000	$9.22	16	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$9.22	28	January 31, 2020

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

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at September 30, 2017:

	As of September 30, 2017
Inputs	Series G	Series H	Series I
Volatility (1)	71.2%	67.0%	76.3%
Expected term (years)	0.33	1.33	2.33
Risk free interest rate	1.107%	1.363%	1.520%
Common stock price	$8.40	$8.40	$8.44
Exercise price	$9.22	$9.22	$9.22

(1)“Level 3” input.

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

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2016 to September 30, 2017:

	Warrants “G”, “H” and “I”	Warrants “J” and “K”	Total
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2016	$6,393,936	$14,011,254	$20,405,190
Change in fair value (gain) reported in the statements of operations	(3,619,353)	(4,066,254)	(7,685,607)
Exercise of “J” and “K” Warrants	—	(9,945,000)	(9,945,000)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2017	$2,774,583	$—	$2,774,583

Put Rights

In connection with the 42West Acquisition (note 4), on March 30, 2017, the Company entered into Put Agreements with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the nine months ended September 30, 2017, the Sellers, in accordance with the Put Agreements, caused the Company to purchase 116,591 shares of Common Stock for an aggregate amount of $1,075,000.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights and contingent consideration” in the condensed consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheet at September 30, 2017 is $3,700,000. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the three and nine months ended September 30, 2017, the Company recorded a gain on the put rights of $200,000 and $100,000, respectively, in the condensed consolidated statement of operations. The Company measured the fair value of the Put Rights as of the date of the acquisition.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date and September 30, 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of September 30, 2017
Equity Volatility estimate	75%	82.5%
Discount rate based on US Treasury obligations	0.12%-1.70%	1.04%-1.62%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to September 30, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,800,000
Change in fair value (loss) reported in the statements of operations	(100,000)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2017	$3,700,000

Contingent Consideration

In connection with the 42West acquisition (note 4), the Sellers have the potential to earn up to $9,333,333 (1,727,551 shares of Common Stock) on achievement of adjusted EBITDA targets based on the operations of 42West over the three-year period beginning January 1, 2017 (the “Contingent Consideration”).

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights and contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of acquisition was $3,627,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at September 30, 2017 is $3,973,000. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three and nine months ended September 30, 2017, the Company recorded a loss on the contingent consideration of $230,000 and $346,000, respectively in the condensed consolidated statement of operations. The Company measured the fair value of the Contingent Consideration as of the date of the acquisition.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of September 30, 2017
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.03%-1.55%	1.31% -1.62%
Annual Asset Volatility Estimate	72.5%	80%
Estimated EBITDA	$3,600,000- $3,900,000	$3,600,000- $3,900,000

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to September 30, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,627,000
Change in fair value reported in the statements of operations	346,000
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2017	$3,973,000

There were no assets or liabilities carried at fair value on a recurring basis at September 30, 2016.

NOTE 12 — LICENSING AGREEMENT - RELATED PARTY

During 2008, the Company entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three and nine months ended September 30, 2017 and 2016.

NOTE 13 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its condensed consolidated balance sheet. During the year ended December 31, 2016, the Company delivered the motion picture to various international distributors and recorded $1,371,687 of revenue from production from these deposits. As of September 30, 2017 and December 31, 2016, respectively, the Company has a balance of $20,303 and $46,681 as deferred revenue on its condensed consolidated balance sheets.

NOTE 14 — VARIABLE INTEREST ENTITIES

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

The Company evaluated certain entities of which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of September 30, 2017 and December 31, 2016, and in the statements of operations and statements of cash flows presented herein for the three and nine months ended September 30, 2017 and 2016. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Following is summary financial information for the VIE’s:

	Max Steel Productions LLC					JB Believe LLC
(in USD)	As of and for the nine months ended September 30, 2017	As of and for the three months ended September 30, 2017	As of December 31,2016	As of and for the nine months ended September 30, 2016	As of and for the three months ended September 30, 2016	As of and for the nine months ended September 30, 2017	As of and for the three months ended September 30, 2017	As of December 31,2016	As of and for the nine months ended September 30, 2016	As of and for the three months ended September 30, 2016
Assets	9,597,807	9,597,807	12,327,887	n/a	n/a	—	—	240,269	n/a	n/a
Liabilities	(12,578,388)	(12,578,411)	(15,922,552)	n/a	n/a	(6,752,271)	(6,752,271)	(7,014,098)	n/a	n/a
Revenues	4,572,665	1,398,839	n/a	1,140,000	1,140,000	53,136	—	n/a	3,786	—
Expenses	(3,958,581)	(575,366)	n/a	(2,253,056)	(1,711,325)	(31,578)	(27,786)	n/a	(392,416)	(131,825)

NOTE 15 — STOCKHOLDERS’ EQUITY (DEFICIT)

A.
Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board of Directors of the Company approved the amendment of the Company’s articles of incorporation to reduce the designation of Series C Convertible Preferred Stock to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017 and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (‘the Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C Convertible Preferred Stock will be convertible into one share of common stock (one half of a share post-split), subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred.  Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred. Only upon such determination, will the Series C Convertible Preferred Stock be entitled or permitted to vote on all matters required or permitted to be voted on by the holders of common stock and will be entitled to that number of votes equal to three votes for the number of Conversion Shares (as defined in the Certificate of Designation) into which such Holder’s shares of the Series C Convertible Preferred Stock could then be converted.

The Certificate of Designation also provides for a liquidation value of $0.001 per share and dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock.

Effective July 6, 2017, the Company amended its Articles of Incorporation to among other things cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

B.
Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 250,000 shares had been designated for the 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”). Shares issuable under the 2012 Plan were not registered pursuant to a registration statement on Form S-8 and, consequently, no awards were granted under the 2012 Plan. On June 29, 2017, the shareholders of the Company approved the 2017 Plan that replaced the 2012 Plan. On August 7, 2017, the Company filed a registration statement on Form S-8 to register 1,000,000 shares of Common Stock issuable under the Plan. As of September 30, 2017, 59,320 shares of restricted stock were issued under the 2017 Plan. The shares of restricted stock were issued on August 21, 2017 and have a vesting period of six months (February 21, 2018). Employees that received the awards must remain employed by the Company until the vesting date or they risk the forfeiture of the award.

Effective February 23, 2016, the Company amended its Amended Articles of Incorporation to increase the number of authorized shares of its Common Stock from 200,000,000 to 400,000,000. Effective September 14, 2017, the Company amended its Amended and Restated Articles of Incorporation to effectuate a 1:2 reverse stock split. As a result, the number of authorized shares of Common Stock was reduced from 400,000,000 to 200,000,000 shares.

On February 16, 2017, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 50,000 shares of Common Stock at a price of $10.00 per share. This transaction provided $500,000 in proceeds for the Company.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement to acquire a 100% membership interest in 42West. The Company issued 615,140 shares of Common Stock at a price of $9.22 per share related to this transaction. See note 4 for further details on the acquisition.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC exercised Warrants J and K to purchase 1,085,000 and 85,000, respectively, of shares of Common Stock at a purchase price of $0.03 per share. This transaction provided $35,100 in proceeds for the Company. See note 17 for further discussion.

On March 30, 2017, the Principal Sellers of 42West, exercised put options in the aggregate amount of 43,381 shares of Common Stock and were paid an aggregate total of $400,000 on April 10, 2017.

On April 13, 2017, the Company issued the following shares of Common Stock as per the 42West Acquisition agreement; (i) 172,275 to certain designated employees and (ii) 50,000 shares as an estimate for the Purchase Consideration withheld on the date of closing related to the working capital.

On April 13, 2017, the Company issued 3,254 shares of Common Stock to a consultant for services rendered during the month ended March 31, 2017. The shares were issued at a purchase price of $9.22 per share.

On April 13, 2017, T Squared partially exercised Class E Warrants and acquired 162,885 shares of our common stock pursuant to the cashless exercise provision in the related warrant agreement. T Squared had previously paid down $1,675,000 for these shares.

On May 5, 2017, the Principal Sellers of 42West exercised put options in the aggregate amount of 32,538 shares of Common Stock and were paid an aggregate total of $300,000 on June 2, 2017.

On June 22, 2017, one of the Principal Sellers of 42West exercised a put option for 8,134 shares of Common Stock and was paid $75,000 on July 10, 2017.

On August 2, 2017, the Company issued 2,886 shares of Common Stock to a consultant for services rendered during the second quarter of 2017. The shares were issued at a purchase price of $10.00 per share.

On August 12 and August 15, 2017 the Principal Sellers of 42West exercised put options in the aggregate amount of 32,538 shares of Common Stock and were paid an aggregate total of $300,000 on September 1, 2017.

On August 21, 2017, the Company issued 59,320 shares of restricted stock to certain employees pursuant to the 2017 Plan (see further discussion of the 2017 Plan above).

On September 19 and September 20, 2017, two of the Principal Sellers of 42West exercised put options in the aggregate amount of 16,268 shares of Common Stock and were paid an aggregate of $150,000 on October 10, 2017.

As of September 30, 2017, and December 31, 2016, the Company had 9,367,057 and 7,197,761 shares of Common Stock issued and outstanding, respectively.

C.
Noncontrolling Interest

On May 21, 2012, the Company entered into an agreement with a note holder to form Dolphin Kids Clubs, LLC (“Dolphin Kids Clubs”). Under the terms of the agreement, Dolphin converted an aggregate amount of $1,500,000 in notes payable and received an additional $1,500,000 during the year ended December 31, 2012 for a 25% membership interest in the newly formed entity. The Company holds the remaining 75% and thus controlling interest in Dolphin Kids Clubs. The purpose of Dolphin Kids Clubs is to create and operate online kids clubs for selected charitable, educational and civic organizations. The agreement encompasses kids clubs created between January 1, 2012 and December 31, 2016. It was a “gross revenue agreement” and the Company was responsible for paying all associated operating expenses. On December 29, 2016, as part of a global agreement with the 25% member of Dolphin Kids Clubs, the Company entered into a Purchase Agreement and acquired the 25% noncontrolling interest of Dolphin Kids Clubs. In exchange for the 25% interest, the Company issued Warrant “J” that entitles the warrant holder to purchase shares of common stock at a price of $0.03 per share. See notes 11 and 17 for further discussion of Warrant “J”.

NOTE 16 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$6,172,578	$(11,540,729)	$9,575,304	$(22,799,765)
Preferred stock deemed dividend	—	—	—	(5,227,247)
Numerator for basic income (loss) per share	6,172,578	(11,540,729)	9,575,304	(28,027,012)
Change in fair value of Warrants “J” and “K” (note 11)	(1,396,094)	—	(7,685,607)	—
Change in fair value of Put rights	(200,000)	—	—	—
Numerator for diluted income (loss) per share	$4,576,484	$(11,540,729)	$1,889,697	$(28,027,012)
Denominator:
Denominator for basic EPS — weighted–average shares	9,336,826	5,337,108	8,640,543	3,801,626
Effect of dilutive securities:
Warrants	3,704	—	501,918	—
Employee nonvested stock awards	25,556	—	8,612	—
Shares issuable in January 2018 in connection with the 42West acquisition (Note 4)	980,911	—	328,767	—
Put rights in connection with the 42West acquisition (Note 4)	35,821	—	—	—
Denominator for diluted EPS — adjusted weighted-average shares assuming exercise of warrants	10,382,818	5,337,108	9,479,840	3,801,626
Basic income (loss) per share	$0.66	$(2.16)	$1.11	$(7.37)
Diluted Income (loss) per share	$0.44	$(2.16)	$0.20	$(7.37)

Basic income (loss) per share is computed by dividing income or loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. The denominator for diluted income per share assumes that any instruments convertible into Common Stock such as warrants, convertible securities, and any other Common Stock equivalents, if dilutive, were exercised and included outstanding shares during the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive.

The denominator for calculating diluted income per share for the three and nine months ended September 30, 2017 assumes that dilutive warrants were exercised at the beginning of the period and that nonvested stock granted to employees had been included in outstanding shares since the beginning of the period, or the grant date if later. The denominator for diluted income per share for the three and nine months ended September 30, 2017 assumes that the shares issuable in January 2018 in connection with the 42West acquisition had been outstanding since the beginning of the periods, and for the three months ended September 30, 2017 the denominator assumes that dilutive put rights issued to the Sellers in connection with the 42West acquisition had been settled by the Company at the beginning of the period.

For warrants that are carried as liabilities at fair value, when exercise is assumed in the denominator for diluted earnings per share, the related change in the fair value of the warrants recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. For the three and nine months ended September 30, 2017, dilutive warrant shares outstanding were assumed to have been exercised and included in the denominator for diluted loss per share, and the related gains recorded in the condensed consolidated statements of operations due to recording the decrease in fair value of the warrant liabilities during the three- and nine-month periods was subtracted from net income to arrive at the numerator for basic and diluted income (loss) per share.

In periods when the put rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted income per share, the related change in the fair value of put right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three months ended September 30, 2016 assumes the put rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the put right liability during the three months ended September 30, 2017 is subtracted from net income. The put rights were not assumed to have been settled during the nine months ended September 30, 2017, as the effect on diluted income per share would have been antidilutive.

For the three and nine months ended September 30, 2017, the Common Stock that is issuable in January 2018 in connection with the 42West Acquisition was assumed to have been issued during the period in arriving at the denominator for diluted loss per share.

Due to the net losses reported for the three and nine months ended September 30, 2016, common equivalent shares such as warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

For the nine months ended September 30, 2016, the Company reflected the preferred stock deemed dividend of $5,227,247 (note 15) related to exchange of Series A for Series B Preferred Stock in the numerator for calculating basic and diluted loss per share, as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share.

NOTE 17 — WARRANTS

A summary of warrants outstanding at December 31, 2016 and issued exercised and expired during the nine months ended September 30, 2017 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2016	2,945,000	$5.98
Issued	—	—
Exercised	1,332,885	1.28
Expired	—	—
Balance at September 30, 2017	1,612,115	$9.28

On March 10, 2010, T Squared Investments, LLC (“T Squared”) was issued Warrant “E” for 175,000 shares of the Company at an exercise price of $10.00 per share with an expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.004 per share. Each time a payment by T Squared is made to Dolphin, a side letter will be executed by both parties that state the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.004 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, T Squared paid $50,000 for the issuance of Warrants G, H and I as described below. Per the provisions of the Warrant Purchase Agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision, in the warrant agreement and received 162,885 shares of the Common Stock. Since T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 12,115 warrants was recalculated and is currently $6.20 per share of Common Stock. T Squared did not make any payments during the nine months ended September 30, 2017 to reduce the exercise price of the warrants.

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 175,000 warrants to T Squared (“Warrant “F”) with an exercise price of $10.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.004 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the nine months ended September 30, 2017 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 175,000 warrants with an exercise price of $10.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.004 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the nine months ended September 30, 2017 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at September 30, 2017	Original Exercise Price	Fair Value as of September 30, 2017	Fair Value as of December 31, 2016	Expiration Date
Warrant “G”	750,000	$9.22	$10.00	$1,043,761	$3,300,671	January 31, 2018
Warrant “H”	250,000	$9.22	$12.00	715,215	1,524,805	January 31, 2019
Warrant “I”	250,000	$9.22	$14.00	1,015,607	1,568,460	January 31, 2020
	1,250,000			$2,774,583	$6,393,936

The Warrants “G”, “H” and “I” each contain an antidilution provision which in the event the Company sells grants or issues any shares, options, warrants, or any instrument convertible into shares or equity in any form below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. The Common Stock issuable upon exercise of Warrants “G”, “H” and “I” are not registered and will contain a restrictive legend as required by the Securities Act. At such time when the T Squared has paid down the warrants to an exercise price of $0.02 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act.

On March 30, 2016, the Company issued shares of Common Stock at a purchase price of $9.22 per share related to the acquisition of 42West (note 4). As a result, the exercise price of each of Warrants “G”, “H” and “I” were reduced to $9.22.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 as derivative liabilities at fair value (see note 11).

On December 29, 2016, in connection with the purchase by the Company of 25% of the outstanding membership interests of Dolphin Kids Club, LLC, the termination of an Equity Finance Agreement and the debt exchange of First Loan and Security Notes, Web Series Notes and Second Loan and Security Notes (See note 8), the Company issued Warrant “J” and Warrant “K” (Warrants “J” and “K”) to the seller. Each of the Warrants “J” and “K” had an exercise price of $0.03 per share and an expiration date of December 29, 2020.

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

Due to the existence of the antidilution provision, the Warrants “J” and “K” were carried in the condensed consolidated balance sheet as of December 31, 2016 as derivative liabilities at a fair value of $12,993,342 for Warrant “J” and $1,017,912 for Warrant “K” (see note 11). On March 30, 2017, the holders of Warrants J and K exercised their warrants and were issued 1,170,000 shares of Common Stock. The Company received $35,100 of proceeds from the transaction.

NOTE 18 — OTHER RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO was eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement included provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,437,500 and $2,250,000 of compensation as accrued compensation and $909,834 and $735,211 of interest in other current liabilities on its condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation of $60,388 and $174,623, respectively, for the three and nine months ended September 30, 2017 and $54,081 and $156,404, respectively, for the three and nine months ended September 30, 2016, on the condensed consolidated statements of operations.

On October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and DE LLC, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result, during the nine months ended September 30, 2016, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B”), par value $0.10 per share, and 50,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to DE LLC.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods up until December 2020. Pursuant to the terms of one such Put Agreement between Mr. Allan Mayer, a member of the board of directors of the Company, and the Company, Mr. Mayer exercised Put Rights and caused the Company to purchase 32,537 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $300,000, during the period between March 30, 2017 (42West Acquisition date) and September 30, 2017.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

NOTE 19 — SEGMENT INFORMATION

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

In connection with the 42West Acquisition, the Company assigned $9,110,000 of intangible assets, less the amortization during the six months between the 42West Acquisition date (March 30, 2017) and September 30, 2017 of $498,666, and Goodwill of $14,351,368 to the EPD segment. Information presented for the EPD segment is for the period between the 42West Acquisition date (March 30, 2017) and September 30, 2017.

	Three months ended September 30,	Nine months ended September 30,
	2017
Revenue:
EPD	$5,409,175	$10,546,716
CPD	1,398,839	4,625,801
Total	$6,808,014	$15,172,517
Segment operating income (loss):
EPD	$1,432,148	$2,200,996
CPD	308,054	(1,161,828)
Total	1,740,202	1,039,168
Interest expense	(424,187)	(1,273,166)
Other income, net	4,856,563	9,809,302
Income before income taxes	$6,172,578	$9,575,304

As of September 30, 2017
Total assets:
EPD	$27,682,381
CPD	6,079,839
Total	$33,762,220

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of September 30, 2017, the Company has not received any other notifications related to this action.

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint names several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre and another entity called Matte Projects LLC. The complaint alleges that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but that the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs assert claims for fraud, negligent misrepresentation and for violation of several states’ consumer protection laws. The plaintiffs seek to certify a nationwide class action comprised of “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and seek damages in excess of $5,000,000 on behalf of themselves and the class. The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation proceeding, which request was denied by the panel. We believe the claims against 42West are without merit and that we have strong defenses to the claims.

Tax Filings

The Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of September 30, 2017 and December 31, 2016, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

Kids Club

Effective February 1, 2017, the Company notified US Youth Soccer Association, Inc., with whom it had entered into an agreement to create, design and host the US Youth Soccer Clubhouse website, that it would not renew the agreement. The Company did not record any revenues or expenses related to this website for the three and nine months ended September 30, 2017 and 2016.

On July 1, 2016, the Company and United Way Worldwide mutually agreed to terminate the agreement and agreement create and host an online kids club to promote United Way’s philanthropic philosophy and encourage literacy programs. Pursuant to the terms of the agreement the Company was responsible for the creation and marketing of the website, developing and managing the sponsorship package, and hiring of certain employees to administer the program. Each school sponsorship package was $10,000 with the Company earning $1,250. The remaining funds were used for program materials and the costs of other partners. During the nine months ended September 30, 2017, management decided to discontinue the online kids clubs at the end of 2017.

The Company recorded revenues of $6,225 and $27,253 related to the online kids clubs during the three and nine months ended September 30, 2016. There were no revenues generated by the online kids clubs during the three and nine months ended September 30, 2017.

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan which replaced the 2012 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Code. Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 Shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 Shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. Through August 21, 2017, the Company issued 59,320 Shares as Awards to certain employees. There is a vesting period of six months. Through September 30, 2017, the Company recorded compensation expense of $103,760 on its condensed consolidated statement of operations.

Employee Benefit Plan

The Company’s wholly owned subsidiary, 42West, has a 401(K) profit sharing plan that covers substantially all employees of 42West.  Contributions to the plan are at discretion of management. The Company’s contributions were approximately $58,848 and $206,916 for the three and nine months ended September 30, 2017, respectively.

Employment Contracts

During 2015, 42West entered into seven separate three-year employment contracts with senior level management employees. The contracts define each individual’s compensation, along with specific salary increases mid-way through the term of each contract. Each individual was also guaranteed a percentage of proceeds if 42West was sold during the term of their contract. The percentages vary by executive. Termination for cause, death or by the employee would terminate the Company’s commitment on each of the contracts. During the six months between the 42West Acquisition date (March 30, 2017) and September 30, 2017, one of the seven senior level management employees left the Company. On July 11, 2017, the Company entered into a three-year employment agreement with a senior level management employee. Per the terms of the employment agreement, the employee is entitled to a base salary with a guaranteed increase of at least 7.5% of the base salary after 18 months of employment and periodic reviews throughout the term of the employment agreement. The employment agreement contains provisions for termination as a result of death or disability and entitles the employee to bonuses, commission, vacations and to participate in all employee benefit plans offered by the Company.

As a condition to the closing of the 42West Acquisition described in note 4, each of the three Principal Sellers has entered into employment agreements (the “Employment Agreements”) with the Company and will continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. In addition, the Employment Agreements grant each Principal Seller an annual stock bonus of $200,000 to be calculated using the 30-day trading average of the Company’s Common Stock. The Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, the Principal Sellers shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as are entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

Talent, Director, Producer and Other Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. In addition, payments may be due to the guarantor of the P&A loan of Max Steel from future domestic distribution revenues of the film.  However, based on the information provided by our distributor, the motion picture is not expected to generate sufficient domestic distribution revenues to trigger these payments.As of September 30, 2017 and December 31, 2016, the Company had not recorded any liability related to these participations.

Leases

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit amounting to $677,354, and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit amounting to $100,000 at September 30, 2017. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party. The lease expired on October 31, 2016 and the Company extended the lease until December 31, 2017 with substantially the same terms as the original lease.

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

Future minimum annual rent payments are as follows:

Period ended September 30, 2017
October 1, 2017 – December 31, 2017	$345,403
2018	1306,473
2019	1,329,613
2020	1,433,403
2021	1,449,019
Thereafter	4,675,844
$10,539,756

Rent expense, including escalation charges, amounted to approximately $292,415 and $924,389, respectively, for the three and nine months ended September 30, 2017.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plan may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union once the audit is completed. The Company believes the exposure to be probable and has recognized this liability in other current liabilities on the condensed consolidated balance sheets as of September 30, 2017.

NOTE 21 – SUBSEQUENT EVENTS

On September 19 and September 20, 2017, two of the Principal Sellers of 42West exercised put options in the aggregate amount of 16,268 shares of Common Stock and were paid an aggregate of $150,000 on October 10, 2017.

On October 10 and 18, 2017, the Company entered into agreements with two note holders to extend the maturity date of each of their promissory notes until December 15, 2017. The interest rate for one of the promissory notes increased from 10% to 12%.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content development company.  Through our recent acquisition of 42West, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artists, athletes and authors.  The strategic acquisition of 42West brings together premium marketing services with premium content production, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our business.  Our content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment.  We produce original feature films and digital programming primarily aimed at family and young adult markets.

On March 30, 2017, we acquired 42West, an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communications services. As consideration for the 42West acquisition, we paid approximately $18.7 million in shares of common stock, par value $0.015, based on our company’s 30-trading-day average stock price prior to the closing date of $9.22 per share, as adjusted for the 1-to-2 reverse stock split, (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of common stock.  As a result, we (i) issued 615,140 shares of common stock on the closing date, 172,275 shares of common stock to certain 42West employees on April 13, 2017 and 59,320 shares of restricted stock as employee stock bonuses on August 21, 2017 and (ii) will issue 980,911 shares of common stock on January 2, 2018.  In addition, we may issue up to 981,563 shares of common stock based on the achievement of specified financial performance targets over a three-year period as set forth in the membership interest purchase agreement.

Prior to its acquisition, 42West grew to become one of the largest independently-owned public-relations firms in the entertainment industry.  Among other benefits, we believe that the 42West acquisition will strengthen and complement our current content production business, while expanding and diversifying our operations.

The principal sellers have each entered into employment agreements with us and will continue as employees of our company until March 2020.  The nonexecutive employees of 42West were retained as well.  In connection with the 42West acquisition, pursuant to put agreements we granted the sellers the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares of common stock received as consideration for a purchase price equal to $9.22 per share, as adjusted for the 1-to-2 reverse stock split, during certain specified exercise periods up until December 2020.  During the nine months ended September 30, 2017, we purchased 116,591 shares of our common stock from certain of the sellers in accordance with the put agreements; for an aggregate purchase price of $1,075,000.  Subsequent to the nine months ended September 30, 2017, we purchased an additional 16,268 shares of our common stock for $150,000 from certain of the sellers in accordance with the put agreements.

In connection with the 42West acquisition, we acquired an estimated $9.1 million of intangible assets and recorded approximately $14 million of goodwill.  The purchase price allocation and related consideration for the intangible assets and goodwill are provisional and subject to completion and adjustment.  We amortize our intangible assets over useful lives of between 3 and 10 years.  We have recorded amortization in the amount of approximately $0.5 million during the nine months ended September 30, 2017.

On March 7, 2016, we acquired Dolphin Films from Dolphin Entertainment, LLC, an entity wholly owned by our President, Chairman and Chief Executive Officer, Mr. William O’Dowd, IV.  Dolphin Films is a content producer of family feature films.  In 2016, we released our feature film, Max Steel, which was produced by Dolphin Films.  All financial information has been retrospectively adjusted at the historical values of Dolphin Films, as the merger was between entities under common control.

Our acquisition strategy is based on identifying and acquiring companies that complement our existing content production and entertainment publicity services businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion and diligence with such targets. We intend to complete at least one acquisition over the next year, although there is no assurance that we will be successful in doing so.

Effective May 10, 2016, we amended our Articles of Incorporation to effectuate a 1-to-20 reverse stock split.

Effective July 6, 2017, we amended our Articles of Incorporation to (i) change our name to Dolphin Entertainment, Inc.; (ii) cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock; (iii) reduce the number of Series C Convertible Preferred Stock (described below) outstanding in light of our 1-to-20 reverse stock split from 1,000,000 to 50,000 shares; and (iv) clarify the voting rights of the Series C Convertible Preferred Stock that, except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.

Effective September 14, 2017, we amended our Amended and Restated Articles of Incorporation to effectuate a 1-to-2 reverse stock split.  Shares of common stock have been retrospectively adjusted to reflect the reverse stock split in the following management discussion and analysis.

As a result of the acquisition of 42West, we have determined that we operate in two reportable segments, the entertainment publicity division and the content production division.  The entertainment publicity division is comprised of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting.  The content production division is comprised of Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2016, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our net loss for the year ended December 31, 2016, our accumulated deficit as of December 31, 2016 and our level of working capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is planning to raise any necessary additional funds through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional loans or capital.  Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community and reducing expenses by identifying certain costs that can be combined. There can be no assurance that we will be successful in selling these services to clients or reducing expenses.

Revenues

During the three and nine months ended September 30, 2016, we derived revenues from a portion of fees obtained from the sale of memberships to online kids clubs and international distribution rights of our motion pictures, Believe and Max Steel.  During the three and nine months ended September 30, 2017, we derived the majority of our revenues from our recently acquired subsidiary 42West.  42West derives its revenues from providing talent, entertainment and targeted marketing, and strategic communications services. During the three and nine months ended September 30, 2017, revenues from production and distribution were derived from the release of our motion picture, Max Steel.  The table below sets forth the components of revenue for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Entertainment publicity	79.5%	0.0%	69.5%	0.0%
Production and distribution	20.5%	99.5%	30.5%	97.7%
Membership	0.0%	0.5%	0.0%	2.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Entertainment Publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients.  We have a stable client base and continue to grow organically through referrals and actively soliciting new business.  We earn revenues primarily from three sources. We provide talent services in exchange for monthly fees of approximately $5,000 per client. We provide entertainment marketing services under multiyear master service agreements in exchange for fixed project-based fees ranging from $25,000 to $300,000 per project. We have numerous projects per year per client for durations between three and six months. We provide strategic communications services in exchange for monthly fees ranging from $10,000 to $30,000 per client.

●
Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including television and film stars, recording artists, authors, models, athletes, and theater actors.  Our talent roster includes Oscar- and Emmy-winning actors and Grammy-winning singers and musicians and New York Times best-selling authors.  Our services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event and tour support.  Many of our clients have been with 42West since it was founded in 2004.  Our services may be ongoing or related to a specific project that our talent is associated with.

In the Talent division, 42West experienced approximately 20% revenue growth during the nine months ended September 30, 2017 as compared to the prior year period due to an increase in the number of new clients.  We intend to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business. For example, we hired a new managing director in July 2017, who was previously a 12-year public relations veteran of The Walt Disney Studios. We expect to experience further significant growth through the hiring of additional individuals or teams.

●
Entertainment and Targeted Marketing – We earn fees from providing marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities.  Our capabilities include worldwide studio releases, independent films, television programming and web productions.  In addition, we provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management.  As part of our services we offer marketing and publicity services that are tailored to reach diverse audiences.  Our clients for this type of service may include major studios and independent producers for whom they create strategic multicultural marketing campaigns and provide strategic guidance aimed at reaching diverse audiences.

We expect that increased movie marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years.

●
Strategic Communications – We earn fees through our strategic communications team by advising high-profile individuals and companies faced with sensitive situations or looking to raise, reposition, or rehabilitate their public profiles.  We also help studios and filmmakers deal with controversial movies. We believe that growth in 42West’s Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products sectors. We expect that this growth trend will continue for the next three to five years. We believe that such growth trend could result in the Strategic Communications division significantly increasing its percentage of the overall revenue mix of 42West, which has typically had higher profit margins than the other 42West divisions.

Production and Distribution

Dolphin Digital Studios

In April 2016, we entered into a co-production agreement to produce Jack of all Tastes, a digital project that showcases favorite restaurants of NFL players.  The show was produced during 2016 throughout several cities in the U.S. The show was released on Destination America, a digital cable and satellite television channel, on September 9, 2017 and we do not expect to derive any revenues from this initial release.  We are currently sourcing distribution platforms in which to release completed projects and those for which we have the rights, and which we intend to produce.  We earn production and online distribution revenue solely through the following:

●
Producer’s Fees – We earn fees for producing each web series, as included in the production budget for each project.  We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.

●
Initial Distribution/Advertising Revenue – We earn revenues from the distribution of online content on advertiser supported video-on-demand, or AVOD, platforms.  Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series.  Typically, these rates range from 30% to 45% of such revenue.  We have previously distributed our productions on various online platforms including Yahoo!, Facebook, Hulu and AOL.  No revenues from this source have been derived during the three and nine months ended September 30, 2017 and 2016.

●
Secondary Distribution Revenue – Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video-on-demand, or SVOD. We intend to source potential secondary distribution partners for our web series, South Beach–Fever that was released in 2015, once our agreement with the initial distributor expires. No revenues from this source were derived for the three and nine months ended September 30, 2017 and 2016.

Dolphin Films

During the three and nine months ended September 30, 2016 we derived revenues from Dolphin Films primarily through the international distribution of our motion pictures, Believe and Max Steel. During the three and nine months ended September 30, 2017, we derived revenues primarily through the domestic and international distribution of Max Steel.

The production of the motion picture, Max Steel, was completed during 2015 and released in the United States on October 14, 2016.  The motion picture did not perform as well as expected domestically but we secured approximately $8.2 million in international distribution agreements.  Unamortized film costs are to be tested for impairment whenever events or changes in circumstances indicate that the fair value of the film may be less than its unamortized costs.  We determined that Max Steel’s domestic performance was an indicator that the capitalized production costs may need to be impaired.  We used a discounted cash flow model to help determine the fair value of the capitalized production costs and determined that the carrying value of the capitalized production costs were below the fair value and recorded an impairment of $2 million during 2016.

Revenues from the motion picture, Max Steel, were generated from the following sources:

●
Theatrical – Theatrical revenues were derived from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that had agreements with theatrical exhibitors.  The financial terms negotiated with the U.S. theatrical distributor provided that we receive a percentage of the box office results, after related distribution fees.

●
International – International revenues were derived through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time.  Several of the international distribution agreements were contingent on a domestic wide release that occurred on October 14, 2016.

●
Other – Dolphin Films’ U.S. theatrical distributor has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets.  The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office.  During the three and nine months ended September 30, 2017, we began to derive revenue from these channels and anticipate that the remaining revenues from these channels will be received in 2017 and thereafter.

Our ability to receive additional revenues from Max Steel depends on the ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel.  Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary and the Max Steel VIE will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable related to the foreign sales of Max Steel included as assets on our balance sheet, which as of September 30, 2017 were $1.9 million and $1.4 million, respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, although we have provided a $620,000 backstop to the guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

Project Development and Related Services

We have a development team that dedicates a portion of its time and resources to sourcing scripts for future developments.  The scripts can be for either digital or motion picture productions.  During 2015 and 2016, we acquired the rights to certain scripts, one that we intend to produce in the second quarter of 2018.  During the nine months ended September 30, 2017, we acquired the rights to a book from which we intend to develop a script and produce in 2018. We intend to release the projects starting in early 2019. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Membership

Online Kids Clubs

We partnered with US Youth Soccer in 2012, and with United Way Worldwide in 2013, to create online kids clubs.  Our online kids clubs derive revenue from the sale of memberships in the online kids clubs to various individuals and organizations.  We shared in a portion of the membership fees as outlined in our agreements with the respective entities.  During 2016, we terminated, by mutual accord, the agreement with United Way Worldwide.  We have retained the trademark to the online kids club and will continue to operate the site.  Pursuant to the terms of our agreement with US Youth Soccer, we notified them that we did not intend to renew our agreement that terminated on February 1, 2017.  We operate our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC.  On December 29, 2016, we entered into a purchase agreement to acquire the remaining 25% membership interest in Dolphin Kids Clubs and as a result, Dolphin Kids Clubs became our wholly owned subsidiary.  As consideration for the purchase of the 25% membership interest, we issued Warrant J which was exercised to acquire 1,085,000 shares of our common stock at a purchase price of $0.03 per share.

For the nine months ended September 30, 2016, we recorded $0.03 million of revenues from the online kids clubs.  For the nine months ended September 30, 2017, we did not derive any revenues from the online kids clubs.   During the nine months ended September 30, 2017, management decided to discontinue the online kids clubs at the end of this year to dedicate its time and resources to our entertainment publicity and content production businesses.

Expenses

Our expenses consist primarily of (1) direct costs; (2) distribution and marketing; (3) selling, general and administrative expenses; (4) payroll expenses; and (5) legal and professional fees.

Direct costs include certain cost of services related to our entertainment publicity business, amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production.  Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the digital production in certain ancillary markets.  Included within direct costs are immaterial impairments for any of our projects.  Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

Distribution and marketing expenses include the costs of theatrical prints and advertising, or P&A, distribution fees and of DVD/Blu-ray duplication and marketing.  Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. Distribution fees consist of the percentage of revenues paid to the domestic distributor to release our motion picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products.  DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release.

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

Other Income and Expenses

During the three and nine months ended September 30, 2017 and 2016, other income and expenses consisted primarily of (1) amortization and depreciation; (2) gains on extinguishment of debt; (3) acquisition costs; (4) changes in the fair value of warrant liabilities; (5) changes in the fair value of put rights and contingent consideration; and (6) interest expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2017 as compared to three and nine months ended September 30, 2016

Revenues

For the three and nine months ended September 30, 2017, our revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Revenues:	2017	2016	2017	2016
Entertainment publicity	$5,409,175	$n/a	$10,546,716	$n/a
Production and distribution	1,398,839	1,140,000	4,625,801	1,144,157
Membership	-	6,225	-	27,253
Total revenues (in USD)	$6,808,014	$1,146,225	$15,172,517	$1,171,410

Revenues from entertainment publicity increased during the three and nine months ended September 30, 2017, as compared to the same periods in the prior years, due to the acquisition of 42West on March 30, 2017, as discussed above.

Revenues from production and distribution increased by $0.3 million and $3.5 million, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year primarily due to the revenue generated by the domestic and international distribution of Max Steel.

Expenses

For the three and nine months ended September 30, 2017 and 2016, our primary operating expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Expenses:	2017	2016	2017	2016
Direct costs	$427,926	$1,375,734	$2,927,817	$1,378,173
Distribution and marketing	320,439	9,237,873	950,812	9,237,873
Selling, general and administrative	628,564	370,984	1,871,258	1,019,641
Legal and professional	208,637	689,523	1,098,728	1,576,963
Payroll	3,482,246	350,264	7,284,734	1,101,465
Total expenses	$5,067,812	$12,024,378	$14,133,349	$14,314,115

Direct costs decreased by approximately $0.9 million for the three months ended September 30, 2017 as compared to the same period in the prior year, mainly due to the amortization of capitalized production costs related to the revenues earned from our motion picture, Max Steel. Direct costs increased by approximately $1.5 million for the nine months ended September 30, 2017 as compared to the same period in the prior year, mainly due to (i) the amortization of capitalized production costs related to the revenues earned from our motion picture, Max Steel and (ii) approximately $0.7 million attributable to 42West. Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Since Max Steel was released in October of 2016, revenues were greater in the first two quarters of 2017, than in the third quarter of 2017.

Distribution and marketing expenses decreased by approximately $8.9 million and $8.3 million, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year due to P&A expenses and distributor fees and residuals, related to the distribution of Max Steel during 2016.

Selling, general and administrative expenses increased by approximately $0.2 million and $0.8 million, respectively for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year.  The September 30, 2016 amounts do not include 42West and approximately $0.5 million and $1.3 million, respectively, of selling, general and administrative expenses incurred during the three and nine months ended September 30, 2017 are attributable to 42West.  We had a decrease in selling, general and administrative expense related to the content production business of approximately $0.2 million for the three months ended September 30, 2017 as compared to the same period in the prior year primarily attributable to (i) sublease of one of our LA offices and (ii) payments made to writer’s pension for the writer of one of our scripts. We had a decrease in selling, general and administrative expense related to the content production business of approximately $0.4 million for the nine months ended September 30, 2017 as compared to the same period in the prior year primarily attributable to (i) a charitable contribution of $0.1 million made during the nine months ended September 30, 2016, (ii) selling costs for Max Steel of $0.2 million prior to its release in 2016, and (iii) the sublease of one of our LA offices.

Legal and professional fees for the three and nine months ended September 30, 2016 do not include 42West and approximately $0.1 million of such fees for each of the three and nine months ended September 30, 2017 are atributable to 42 West. Legal and professional expenses related to the content production business decreased by approximately $0.5 million for each of the three and nine months ended September 30, 2017, as compared to the same periods in the prior year primarily due to legal and consulting fees paid in 2016 related to the P&A financing for Max Steel.

Payroll expenses increased by approximately $3.1 million and $6.2 million, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year.  For the three and nine months ended September 30, 2017, approximately $3.2 million and $6.3 million, respectively of payroll expenses are attributable to 42West, which were offset by a decrease of approximately $0.1 million in payroll expenses in each of the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, primarily due to a reduction of headcount during the second quarter of 2017.

Other Income and Expenses

For the three and nine months ended September 30, 2017, other income and expenses consisted primarily of the following:

	For the three months ended September 30,		For the nine months ended September 30,
Other (Income) Expense:	2017	2016	2017	2016
Amortization and depreciation	$321,538	$47,369	$648,848	$47,369
Extinguishment of debt	(3,881,444)	-	(3,877,277)	5,843,811
Acquisition costs	-	-	745,272	-
Bad debt	69,437	-	85,437	-
Loss on disposal of furniture, office equipment and leasehold improvements	-	-	28,025	-
Change in fair value of warrant liability	(1,396,094)	-	(7,685,607)	-
Change in fair value of put and contingent consideration	30,000	-	246,000	-
Interest expense	424,187	613,651	1,273,166	3,768,727
Other Income/expense	$(4,432,376)	$661,020	$(8,536,136)	$9,659,907

Amortization and depreciation increased by approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year primarily due to the amortization of intangible assets.

During each of the three and nine months ended September 30, 2017, we recorded a gain on the extinguishment of debt of $3.8 million primarily due to the third party guarantor to the prints and advertising loan paying $4.5 million to the lender to comply with its obligation under the financing agreements. This amount is offset by our backstop to the third party guarantor of $0.6 million. By contrast, during the nine months ended September 30, 2016, we recorded a loss on extinguishment of debt of $5.8 million as a result of exchanging certain debt instruments for shares of our common stock. The debt was exchanged at a purchase price of $10.00 per share on dates when the market price of our common stock was between $12.00 and $13.98 per share resulting in a loss on extinguishment of debt.

We incurred approximately $0.7 million of legal, consulting and auditing costs related to our acquisition of 42West during the nine months ended September 30, 2017.

The fair value of the warrant liability decreased by approximately $1.4 million and $7.7 million for the three and nine months ended September 30, 2017, resulting in a gain on the change in fair value. During 2016, certain warrants were issued that required derivative liability classification. We recorded the warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our consolidated statements of operation.

The fair value of the put rights and contingent consideration increased by approximately $0.03 million and $0.2 million for the three and nine months ended September 30, 2017, resulting in a loss on the change in fair value. The fair value of put right agreements and contingent consideration related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of these liabilities is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations.

 Interest expense decreased by approximately $0.2 million and $2.5 million for the three and nine months ended September 30, 2017, as compared to the same period in the prior year and was directly related to the extinguishment, during 2016, of loan and security agreements related to the First Group Film Funding, Second Group Film Funding and the Web Series Funding, each described under “Liquidity and Capital Resources”.

Net Income (Loss)

Net income was approximately $6.2 million or $0.66 per share based on 9,336,826 weighted average shares outstanding and $0.44 per share on a fully diluted basis based on 10,382,818 weighted average shares for the three months ended September 30, 2017 and $9.6 million or $1.11 per share based on 8,640,543 weighted average shares outstanding and $0.20 per share on a fully diluted basis based on 9,479,840 weighted average shares for the nine months ended September 30, 2017.  Net loss for the three and nine months ended September 30, 2016 was approximately $11.5 million or $(2.16) per share and $22.8 million or $(7.37) per share based on 5,337,108 and 3,801,626, respectively, weighted average shares for the three and nine months ended September 30, 2016.  Net income and losses for the three and nine months ended September 30, 2017 and 2016 were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash flows provided by operating activities increased by approximately $22.3 million from approximately $(15.6) million used for operating activities during the nine months ended September 30, 2016 to approximately $6.7 million provided by operating activities during the nine months ended September 30, 2017, primarily due to a decrease in expenses of approximately $11.0 million related to the release of our motion picture Max Steel.  In addition, during the nine months ended September 30, 2017, we collected approximately $1.3 million from accounts receivable and received approximately $2.5 million in production tax incentives related to Max Steel. We also increased our cash flows provided by operating activities through the acquisition of 42West.

Cash flows provided by investing activities increased by approximately $0.9 million during the nine months ended September 30, 2017 as compared to the same period in the prior year primarily due to restricted cash that became available and was used to pay a portion of our debt offset by purchases of fixed assets in the amount of $0.2 million and payment of a working capital adjustment in the amount of $0.2 million related to the 42West acquisition.

Cash flows used for financing activities increased by approximately $20.5 million during the nine months ended September 30, 2017 from approximately $14.2 million provided by financing activities during the nine months ended September 30, 2016 to approximately $6.3 million used for financing activities during the nine months ended September 30, 2017 mainly due to (i) approximately $9.2 million used to repay the debt related to the production, distribution and marketing loans for Max Steel and (ii) $1.1 million used to purchase shares of common stock from the sellers of 42West pursuant to the put agreements.  In addition, we raised a net of $11.1 million more through the sale of our common stock, loan and security agreements and advances from our CEO during the nine months ended September 30, 2016 than through various financing activities during the nine months ended September 30, 2017.

As previously discussed, in connection with the 42West acquisition, we may be required to purchase from the sellers up to an aggregate of 1,187,094 of their shares of common stock at a price equal to $9.22 per share, as adjusted for the 1-to-2 reverse stock split, during certain specified exercise periods up until December 2020.  Of that amount we may be required to purchase up to 227,766 shares in 2017, for an aggregate of up to $3.1 million.  On April 10, 2017, June 2, 2017, July 10, 2017, September 1, 2017 and October 10, 2017, we purchased from the sellers of 42West, an aggregate amount of 132,859 shares of common stock and paid to the sellers an aggregate total of approximately $1.2 million.

 As of September 30, 2017 and 2016, we had cash available for working capital of approximately $2.0 million and approximately $1.0 million, respectively, and a working capital deficit of approximately $13.4 million and approximately $32.9 million, respectively.

These factors, along with an accumulated deficit of $90.2 million as of September 30, 2017, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives.  There is no assurance that we will be successful in raising additional capital.  Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially.  We currently have the rights to several scripts that we intend to obtain financing to produce during 2018 and release starting in early 2019.  We will potentially earn a producer and overhead fee for each of these productions.  There can be no assurances that such productions will be released or fees will be realized in future periods.  We expect to begin to generate cash flows from our other sources of revenue, including the distribution of at least one web series that, as discussed earlier has completed production.  With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community.  There can be no assurance that we will be successful in selling these services to clients.

In addition, we have a substantial amount of debt.  We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness.  As of September 30, 2017, our total debt was $13.5 million and our total stockholders’ equity was approximately $2.7 million.  Approximately $3.7 million of the total debt as of September 30, 2017 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers and approximately $4.0 million represents the fair value of the contingent consideration to the sellers of 42West and is dependent on 42West achieving certain financial targets over a three year period which may or may not be achieved. Approximately $5.1 million of our indebtedness as of September 30, 2017 ($2.4 million outstanding under the prints and advertising loan agreement plus $2.7 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the Max Steel VIE.  Repayment of these loans was intended to be made from revenues generated by Max Steel in the U.S. and outside of the U.S. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date.  As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable related to the foreign sales of Max Steel included as assets on our balance sheet, which as of September 30, 2017 were $1.9 million and $1.4 million, respectively.

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

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, or Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement, or the P&A Loan, providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017.  The loan is not secured by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture.  The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel.  To secure Max Steel Holding’s obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral.  During the nine months ended September 30, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance.  The loan is partially secured by a $4,500,000 corporate guaranty from a party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loan, Dolphin Max Steel Holdings LLC delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel.  The lender has retained a reserve of $1.5 million for loan fees and interest.  Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period.  As of September 30, 2017 and December 31, 2016, we recorded $2,366,689 and $12,500,000, respectively, including the reserve, related to this agreement on our condensed consolidated balance sheets. On our condensed consolidated statement of operations for the three months ended September 30, 2017, we recorded interest expense of $177,225 and for the nine months ended September 30, 2017, we recorded (i) interest expense of $602,697 and, (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender. In September 2017, the third party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accounts payable by the $620,000 backstop related to the guarantee. We have recorded a gain on the extinguishment of debt on our consolidated statement of operations of approximately $3.9 million for the three and nine months ended September 30, 2017. Repayment of the loan was intended to be made from revenues generated by Max Steel in the U.S. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of September 30, 2017 was $1.9 million.

Production Service Agreement

During 2014, the Max Steel VIE, a variable interest entity (or VIE) created in connection with the financing and production of Max Steel entered into a financing deal in the amount of $10.4 million to produce Max Steel.  The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives.  The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie.  As a condition precedent to closing the loan, Dolphin Max Steel Holdings LLC delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.4 million of interest at the default rate.  The film was released October 14, 2016 and delivery to the international distributors has begun.   As of December 31, 2016 and September 30, 2017, we had outstanding balances of $6.2 million and $2.7 million, respectively, related to this debt on our condensed consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the U.S. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date.  As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. In addition, we would impair the accounts receivable related to the foreign distribution agreements included as an asset on our balance sheet, which as of September 30, 2017 was $1.4 million.

42West Line of Credit

42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017.  The revolving note was not renewed and we are seeking to establish a new credit facility. The note bears interest at the prime rate of City National Bank plus 0.875% per annum and is payable monthly.  Amounts outstanding under the note are secured by substantially all of 42West’s assets and are guaranteed by the Principal Sellers of 42West.   The maximum amount that could be drawn on the line of credit was $1,750,000 prior to its expiration; however, upon maturity of the note we no longer have the ability to borrow additional amounts under the line of credit.  Upon closing of our acquisition of 42West, the line of credit had a balance of $500,000.  On April 27, 2017, we drew an additional $250,000 from the line of credit to be used for working capital.  As a result, the balance as of September 30, 2017 was $750,000. As of the date of this filing, City National Bank has not called the outstanding principal of the revolving note; however, we have sufficient liquidity to satisfy all our outstanding obligations under the revolving note in such event.  Under the revolving note, an event of default will occur if we fail to pay any principal when due after five days’ notice and an opportunity to cure.

Promissory Notes

On September 20, 2017, we issued a promissory note, maturing one year after issuance, to an entity related to one of our directors, Allan Mayer, and received $150,000. On April 10 and April 18, 2017, we issued three promissory notes, maturing six months after issuance, to two separate lenders and received a total of $550,000. The notes bear interest at 10% per annum and can be prepaid without any penalty. On October 10 and October 18, 2017, these three promissory notes matured. The lenders agreed to extend the maturity date of these three promissory notes until December 15, 2017. The interest rate of one of the promissory notes in the amount of $250,000 will increase for the period between October 18, 2017 and December 15, 2017, from 10% to 12%. All other provisions of the promissory notes remain unchanged. On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand.  The proceeds from the notes were used for working capital.  We have a balance of $1,000,000 in current liabilities, a balance of $400,000 in noncurrent liabilities and accrued interest of $171,105 in other current liabilities related to these promissory notes payable as of September 30, 2017.

On June 14, 2017, we issued a promissory note that matures two years after issuance, to a lender and received $400,000.  We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum. We have a balance of $400,000 in noncurrent liabilities and accrued interest of $1,778 related to this promissory note payable as of September 30, 2017.

Kids Club Agreements

During February 2011, we entered into two kids clubs agreements with individual parties, for the development of a child fan club for the promotion of a local university and its collegiate athletic program, which we refer to as a Group Kids Club.  Under each kids club agreement, each party paid us $50,000 in return for the participation of future revenue generated by the Group Kids Club.  Pursuant to the terms of each of the kids club agreements, the amount invested by the individual investor was to be repaid by the Group Kids Club, with a specified percentage of the Group Kids Club’s net receipts, until the total investment was recouped.  Each individual party was to recoup its investment with a percentage of net revenue based upon a fraction, the numerator of which was the amount invested ($50,000), and the denominator of which was $500,000, which we refer to as the investment ratio.  Thereafter, each individual party would share in a percentage of the net revenue of the Group Kids Club, in an amount equal to one half of the investment ratio.  During 2015 and 2016, we made aggregate payments of $45,000 to the party to one of the kids clubs agreements.  On July 18, 2016, we paid such party $15,000 in full settlement of our remaining obligations under such kids club agreement, and the agreement was terminated.  On October 3, 2016, we entered into a debt exchange agreement and issued 6,000 shares of our common stock at an exchange price of $10.00 per share to terminate the remaining kids club agreement for (i) $10,000 plus (ii) the original investment of $50,000.  On the date of the exchange agreement, the market price of our common stock was $13.50 and we recorded a loss on extinguishment of debt in the amount of $21,000 on our consolidated statement of operations.

Equity Finance Agreements

During the years ended December 31, 2012 and 2011, we entered into equity finance agreements, for the future production of web series and the option to participate in the production of future web series.  The investors contributed a total equity investment of $1,000,000 and had the ability to share in the future revenues of the relevant web series, on a pro rata basis, until the total equity investment was recouped and then would have shared at a lower percentage of the additional revenues.  The equity finance agreements stated that prior to December 31, 2012, we could utilize all, or any portion, of the total equity investment to fund any chosen production.  Per the equity finance agreements, we were entitled to a producer’s fee, not to exceed $250,000, for each web series that we produced before calculating the share of revenues owed to the investors.  We invested these funds in eleven projects.  On January 1, 2013, the production “cycle” ceased and the investors were entitled to share in the future revenues of any productions for which the funds invested were used.  Two of the productions were completed and there was no producer gross revenue as defined in the equity finance agreements.  The remaining projects were impaired and there are no future projects planned with funds from the equity finance agreements.  As a result, we were not required to pay the investors any amount in excess of the existing liability already recorded as of December 31, 2015.

On June 23, 2016, we entered into a settlement agreement with one of the investors that had originally contributed $0.1 million.  Pursuant to the terms of the settlement agreement, we made a payment of $0.2 million to the investor on June 24, 2016.  On October 3, 2016, October 13, 2016 and October 27, 2016 we entered into debt exchange agreements with three investors to issue an aggregate amount of 33,100 shares of our common stock at an exchange price of $10.00 per share to terminate each of their equity finance agreements for a cumulative original investment amount of $0.3 million.  The market price of our common stock on the date of the debt exchange agreement was between $12.50 and $13.50 and, as such, we recorded a loss on extinguishment of debt on our consolidated statement of operations in the amount of $0.1 million.

On December 29, 2016, we entered into a termination agreement with the remaining investor, whereby we mutually agreed to terminate the equity finance agreement in exchange for the issuance of Warrant K.  Warrant K entitles the holder to purchase up to 85,000 shares of our common stock at a price of $0.03 prior to December 29, 2020.  We recorded a loss on extinguishment of debt in the amount of $0.5 million on our consolidated statement of operations for the difference between the outstanding amount of the equity finance agreement and the fair value of Warrant K.

Loan and Security Agreements

First Group Film Funding

During the years ended December 31, 2013 and 2014, we entered into various loan and security agreements with individual noteholders for an aggregate principal amount of notes of $11,945,219 to finance future motion picture projects.  During the year ended December 31, 2015, one of the noteholders increased its funding under its loan and security agreement for an additional $500,000 investment and we used the proceeds to repay $405,219 to another noteholder.  Pursuant to the terms of the loan and security agreements, we issued notes that accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through June 30, 2015.  During 2015, we exercised our option under the loan and security agreements, to extend the maturity date of these notes until December 31, 2016.  In consideration of our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 12.50% and 13.25%.  The noteholders, as a group, were to receive our entire share of the proceeds from these projects, on a prorata basis, until the principal investment was repaid.  Thereafter, the noteholders, as a group, had the right to participate in 15% of our future profits from these projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the noteholders to convert an aggregate of $11.3 million of principal and $1.8 million of interest into shares of common stock.  Pursuant to the terms of such debt exchange agreements, we agreed to convert the debt at $10.00 per share and issued 1,315,149 shares of common stock.  On May 31, 2016, the market price of a share of common stock was $13.98 and on June 30, 2016 it was $12.16.  As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $3.3 million for the year ended December 31, 2016.

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note.  As of September 30, 2017 and December 31, 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our condensed consolidated balance sheets.

Web Series Funding

During the years ended December 31, 2014 and 2015, we entered into various loan and security agreements with individual noteholders for an aggregate principal amount of notes of $4.0 million which we used to finance production of our 2015 web series, South Beach–Fever.  Under the loan and security agreements, we issued promissory notes that accrued interest at rates ranging from 10% to 12% per annum payable monthly through August 31, 2015, with the exception of one note that accrued interest through February 29, 2016.  During 2015, we exercised our option under the loan and security agreements to extend the maturity date of these notes until August 31, 2016.  In consideration for our exercise of the option to extend the maturity date, we were required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%.  Pursuant to the terms of the loan and security agreements, the noteholders, as a group, had the right to participate in 15% of our future profits generated by the series (defined as our gross revenues of such series less the aggregate amount of principal and interest paid for the financing of such series) on a prorata basis based on each noteholder’s loan commitment as a percentage of the total loan commitments received to fund the series.

During the year ended December 31, 2016, we entered into thirteen individual debt exchange agreements on substantially similar terms with the noteholders.  Pursuant to the terms of the debt exchange agreements, we and each noteholder agreed to convert an aggregate of $3.8 million of principal and $0.4 million of interest into an aggregate of 420,455 shares of common stock at $10.00 per share as payment in full for each of the notes.  On the dates of the exchange, the market price of our common stock was between $12.00 and $12.90 per share.  As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations $0.9 million for the year ended December 31, 2016, related to this transaction.

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note.  As of September 30, 2017 and December 31, 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our condensed consolidated balance sheets.

Second Group Film Funding

During the year ended December 31, 2015, we entered into various loan and security agreements with individual noteholders for an aggregate principal amount of notes of $9.3 million to fund a new group of film projects.  Of this amount, notes with an aggregate principal value of $8.8 million were issued in exchange for debt that had originally been incurred by Dolphin Entertainment, LLC, primarily related to the production and distribution of the motion picture, Believe.  The remaining $0.5 million was issued as a note in exchange for cash.  Pursuant to the loan and security agreements, we issued notes that accrued interest at rates ranging from 11.25% to 12% per annum, payable monthly through December 31, 2016.  We had the option to extend the maturity date of these notes until July 31, 2018.  If we chose to exercise our option to extend the maturity date, we would have been required to pay a higher interest rate, increasing 1.25% to a range between 11.25% and 13.25%.  The noteholders, as a group, would have received our entire share of the proceeds from these projects, on a prorata basis, until the principal investment was repaid.  Thereafter, the noteholders, as a group, had the right to participate in 15% of our future profits from such projects (defined as our gross revenues of such projects less the aggregate amount of principal and interest paid for the financing of such projects) on a prorata basis based on each noteholder’s loan commitment as a percentage of the total loan commitments received to fund specific motion picture productions.

On May 31, 2016 and June 30, 2016, we entered into various debt exchange agreements on substantially similar terms with certain of the noteholders to convert an aggregate of $4.0 million of principal and $0.3 million of interest into shares of common stock.  Pursuant to such debt exchange agreements, we agreed to convert the debt at $10.00 per share and issued 434,435 shares of common stock.  On May 31, 2016, the market price of a share of the common stock was $13.98 and on June 30, 2016, it was $12.16.  As a result, we recorded a loss on the extinguishment of debt on our consolidated statement of operations of $1.3 million for the year ended December 31, 2016.  In addition, during 2016, we repaid one of our noteholders its principal investment of $0.3 million.

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note.  As of September 30, 2017 and December 31, 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our condensed consolidated balance sheets.

Warrant J

On December 29, 2016, we entered into a debt exchange agreement with an investor that held the last remaining notes discussed above with the following balances:

Notes:	Outstanding Balance
First Group Film Funding note	$1,160,000
Web Series Funding note	340,000
Second Group Film Funding note	4,970,990
$6,470,990

In addition to the debt exchange agreement, we entered into a purchase agreement with the same investor to acquire 25% of the membership interest of Dolphin Kids Clubs to own 100% of the membership interest.  Pursuant to the debt exchange agreement and the purchase agreement, we issued Warrant J that entitled the warrant holder to purchase up to 1,085,000 shares of our common stock at a price of $0.03 through December 29, 2020, its expiration date.  We recorded a loss on extinguishment of debt of $2.7 million on our consolidated statement of operations for the year ended December 31, 2016 related to the debt exchange.  The loss on extinguishment of debt was calculated as the difference between the fair value of Warrant J and the outstanding debt under the notes described above.

Subscription Agreements

2015 Convertible Note Agreement

On December 7, 2015 we entered into a subscription agreement with an investor to sell up to $7 million in convertible promissory notes of our company.  Under the subscription agreement, we issued a convertible promissory note to the investor in the amount of $3,164,000 at a conversion price of $10.00 per share.  The convertible promissory note was to bear interest on the unpaid balance at a rate of 10% per annum and became due and payable on December 7, 2016.  The outstanding principal amount and all accrued interest were mandatorily and automatically convertible into common stock, at the conversion price, upon the average market price of the common stock being greater than or equal to the conversion price for twenty trading days.  On February 5, 2016, this triggering event occurred pursuant to the convertible note agreement and 316,400 shares of common stock were issued in satisfaction of the convertible note payable.

April 2016 Subscription Agreements

On April 1, 2016, we entered into substantially identical subscription agreements with certain private investors, pursuant to which we issued and sold to the investors in a private placement an aggregate of 537,500 shares of common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $5,375,000 in the private placement.  On March 31, 2016, we received $1,500,000, in advance for one of these agreements.  The amount was recorded as noncurrent debt on our condensed consolidated balance sheet.  Under the terms of the April 2016 subscription agreements, each investor had the option to purchase additional shares of common stock at the purchase price, not to exceed the number of such investor’s initial number of subscribed shares, during each of the second, third and fourth quarters of 2016.  One investor delivered notices of its election to purchase shares on each of June 28, 2016 and October 13, 2016 and we issued (i) 50,000 shares for an aggregate purchase price of $0.5 million and (ii) 60,000 shares for an aggregate purchase price of $0.6 million, respectively.

June 2016 Subscription Agreements

On June 22, 2016 and June 30, 2016, we entered into two additional subscription agreements with two investors.  Pursuant to the terms of the subscription agreements, we sold an aggregate of 35,000 shares of our common stock at a purchase price of $10.00 per share.

November 2016 Subscription Agreements

On November 15 and November 22, 2016, we entered into eight additional subscription agreements with four investors.  Pursuant to the terms of the subscription agreements, we sold an aggregate of 67,500 shares of our common stock at a purchase price of $10.00 per share.

2017 Convertible Promissory Notes

On July 18, July 26, July 27, July 31, August 30, September 6, September 8, and September 22, 2017, we entered into subscription agreements pursuant to which we issued convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes bears interest at a rate of 10% per annum and matures one year from the date of issue, with the exception of one note in the amount of $75,000 which matures two years from the date of issue.  The principal and any accrued interest of the each of the convertible promissory notes are convertible by the respective holder at a price of either (i) the 90 trading day average price per share of common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in each of the convertible promissory notes) of common stock is made, 95% of the Public Offering Share price (as defined in each of the convertible promissory notes).

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the membership interest of one of its members. Pursuant to the agreement, the outstanding principal shall be payable immediately if 42West sells, assigns, transfers, or otherwise disposes all or substantially all of its assets and/or business prior to December 31, 2018. In connection with our acquisition of 42West, payment of this redemption was accelerated, with $300,000 paid during April 2017, and the remaining $225,000 to be paid in January 2018.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or “GAAP”.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series or feature films.  These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts.  Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value.  These costs are capitalized in accordance with Financial Accounting Standards Board, or “FASB”, Accounting Standards Codification, or “ASC”, Topic 926-20-50-2 “Other Assets – Film Costs”.  Unamortized capitalized production costs are evaluated for impairment each reporting period on a title-by-title basis.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.  Any project that is not greenlit for production within three years is written off.

We are responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors.  Generally, these payments are dependent on the performance of the web series and are based on factors such as total revenue as defined per each of the participation agreements.  We are also responsible for residuals, which are payments based on revenue generated from secondary markets that are generally paid to third parties pursuant to a collective bargaining, union or guild agreement.  These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements, are achieved and as sales to the secondary markets are made triggering the residual payment.

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

Revenue Recognition

Revenue from web series and feature films is recognized in accordance with guidance of FASB ASC 926-60 “Revenue Recognition – Entertainment-Films”.  Revenue is recorded when a contract with a buyer for the web series or feature film exists, the web series or feature film is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the web series or feature film, the fee is determinable and collection of the fee is reasonable.  Revenues from licensing agreements for distribution in foreign territories typically include a minimum guarantee with the possibility of sharing in additional revenues depending on the performance of the web series or feature film in that territory.  Revenue for these types of arrangements are recorded when the web series or motion picture has been delivered and our obligations under the contract have been satisfied.

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

Revenue from public relations consists of fees from the performance of professional services and billings for direct costs reimbursed by clients.  Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts.  Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

Deferred revenue represents customer advances or amounts allowed to be billed under the contracts for work that has not yet been performed or expenses that have not yet been incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable.  Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  Observable inputs are based on market data obtained from sources independent of our company.  Unobservable inputs reflect our own assumptions based on the best information available in the circumstances.  The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels, defined as follows:

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

We carry certain derivative financial instruments using inputs classified as “Level 3” in the fair value hierarchy on our balance sheets.

Warrants

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

We classified the G, H, I, J and K warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions and report the warrants on our consolidated balance sheets at fair value under the caption “warrant liability” and report changes in the fair value of the warrant liability on the consolidated statements of operations under the caption “change in fair value of warrant liability”. Warrants J and K were exercised during 2017.

We measured the Series G, H, and I warrants we issued in 2016 at fair value in the consolidated financial statements as of and for the nine months ended September 30, 2017, using inputs classified as “level 3” of the fair value hierarchy.  We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities.

We select a valuation technique to measure “level 3” fair values that we believe is appropriate in the circumstances.  In the case of measuring the fair value of the Series G, H, and I warrants at September 30, 2017 and for the nine months then ended, due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the warrants, we decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the Series G, H, and I warrants at September 30, 2017 are as follows:

	As of September 30, 2017
Inputs	Series G	Series H	Series I
Volatility(1)	71.2%	67.0%	76.3%
Expected term (years)	0.33	1.33	2.33
Risk free interest rate	1.107%	1.363%	1.520%
Common stock price	$8.40	$8.40	$8.44
Exercise price	$9.22	$9.22	$9.22
(1)“Level 3” input.
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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares received as consideration for their membership interest of 42West. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the nine months ended September 30, 2017, we purchased 116,591 shares of common stock for an aggregate amount of $1,075,000 from the sellers.

We use a Black-Scholes Option Pricing model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the put rights reflects management’s own assumptions that market participants would use in valuing the put rights. The put rights were initially measured as of the acquisition date (March 30, 2017) and are subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

We determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of September 30, 2017
Equity Volatility estimate	75%	82.5%
Discount rate based on US Treasury obligations	0.12% - 1.70%	1.04% - 1.65%

Contingent Consideration

The sellers of 42West have the potential to earn up to approximately $9.3 million (1,727,551 shares of our common stock) on achievement of adjusted EBITDA targets based on operations of 42West over the three year period beginning January 1, 2017.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration was initially measured as of the acquisition date (March 30, 2017) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of September 30, 2017
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.03% -1.55%	1.31%- 1.62%
Annual Asset Volatility Estimate	72.5%	80%
Estimated EBITDA	$3,600,000 - $3,900,000	$3,600,000 - $3,900,000

Since derivative financial instruments, such as the Series G, H, and I warrants, and the put rights and contingent consideration are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions.  The fair value of these derivative financial instruments is sensitive to changes at each valuation date in our common stock price, the volatility rate assumption, the exercise price and discount rates, which could change if we were to do a dilutive future financing.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking” statements for purposes of federal and state securities laws.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements include:

●
our expectations regarding the potential benefits and synergies we can derive from our acquisitions;

●
our expectations regarding increased movie marketing budgets at several large key clients and the impact of such increased budgets on revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years;

●
our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;

●
our beliefs regarding the drivers of growth in 42West’s Strategic Communications division, the timing of such anticipated growth trend and its resulting impact on the overall revenue mix of 42West;

●
our intention to grow and diversify our portfolio of film and digital content and our beliefs regarding our strategies to accomplish such growth and diversification;

●
our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;

●
our expectations concerning our ability to derive future cash flows and revenues from the production, release and advertising of future web series on online platforms, and the timing of receipt of such cash flows and revenues;

●
our expectations concerning the timing of production and release of future feature films and digital projects, and our intention to obtain financing for such projects;

●
our intention to source potential distribution partners for our web series, South Beach – Fever, and to enter into distribution agreements for future digital productions;

●
our expectation that we will continue to receive revenues from our motion picture, Max Steel from (i) international revenues expected to be derived through license agreements with international distributors and (ii) other secondary distribution revenues;

●
our intention to use our purchased scripts for future motion picture and digital productions;

●
our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;

●
our beliefs regarding the merits of claims asserted in the class action against 42West and other defendants and our defenses against such claims; and

●
our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●
our ability to realize the anticipated benefits of acquisitions;

●
our ability to profitably exploit the transferability of 42West’s skills and experience to related business sectors;

●
our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;

●
our ability to accurately interpret trends and predict future demand in the digital media and film industries;

●
our ability to repay our prints and advertising loan in accordance with the terms of the agreement so that we will be able to continue to receive revenues from Max Steel;

●
adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact 42West’s operations and ability to generate revenues;

●
loss of a significant number of 42West clients;

●
the ability of key 42West clients to increase their movie marketing budgets as anticipated;

●
our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;

●
uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;

●
lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products sectors;

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

●
our ability to attract and/or retain the highly specialized services of the 42West executives and employees and our CEO;

●
availability of financing from our CEO and other investors under favorable terms;

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2017 as follows:

●
Our Board of Directors will review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the Board of Directors will implement controls as needed assuming a cost benefit relationship. In addition, our Board of Directors will also evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity

● ●
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint names several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre, and another entity called Matte Projects LLC. The complaint alleges that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but that the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs assert claims for fraud, negligent misrepresentation and for violation of several states’ consumer protection laws. The plaintiffs seek to certify a nationwide class action comprised of “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and seek damages in excess of $5,000,000 on behalf of themselves and the class. The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation proceeding, or MDL, which request was denied by the Judicial Panel on Multi District Litigation. On September 10, 2017, one of the defendants filed a cross-claim against all other named defendants seeking indemnity and contribution. On October 2, 2017, 42West filed a motion to dismiss the cross-claim. We believe the claims against 42West are without merit and that we have strong defenses to the claims.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 17, 2017 (the “Form 10-K”) and below:

Risks Related to our Business and Financial Condition

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt.  We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness.  The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2016 and September 30, 2017.  Approximately $3.7 million of the total debt as of September 30, 2017 represents the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers.  Approximately $5.1 million of our indebtedness as of September 30, 2017 ($2.4 million outstanding under the prints and advertising loan agreement plus $2.7 million outstanding under the production service agreement) was incurred by our subsidiary Dolphin Max Steel Holdings LLC and Max Steel Productions, LLC, a variable interest entity (or VIE) created in connection with the financing and production of Max Steel (the “Max Steel VIE”). The prints and advertising loan is partially secured by a $4.5 million corporate guaranty from a party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loans, Dolphin Max Steel Holdings LLC delivered to the lenders clear chain-of-title to the rights of the motion picture Max Steel. Repayment of these loans was intended to be made from revenues generated by Max Steel in the U.S. and outside of the U.S. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable related to the foreign sales of Max Steel included as assets on our balance sheet, which as of September 30, 2017 were $1.9 million and $1.4 million, respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding, although we have provided a $620,000 backstop to the guarantor of the prints and advertising loan, as described above. However, if a lender were to successfully assert that we are liable to the lenders for the payment of our subsidiary’s or the Max Steel VIE’s debt despite the lack of contractual obligation, we do not have sufficient funds to repay these loans, which would have a material adverse effect on our liquidity and financial condition.

	As of December 31, 2016	As of September 30, 2017
Related party debt	$684,326	$1,734,867
Max Steel debt	$18,743,069	$5,063,846
Total Debt (including related party debt)	$19,727,395	$13,523,713
Total Stockholders’ Equity (Deficit)	$(31,867,797)	$2,733,694

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance and our ability to obtain additional financing, which will be affected by prevailing economic conditions, the profitability of our content production and entertainment publicity businesses and other factors contained in these Risk Factors, some of which are beyond our control.

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

Litigation or legal proceedings could expose us to significant liabilities.

We are, and in the future may become, party to litigation claims and legal proceedings.  For example, 42West was named as one of the defendants in a putative class action alleging fraudulent misrepresentation, negligent misrepresentation, fraud in the inducement, breach of contract, and violation of various state consumer protection laws.  The putative class action, which was filed in the U.S. District Court for the Southern District of Florida on May 5, 2017, alleged that 42West and the other defendants made false and misleading representations in promoting the “Fyre Festival”, which did not live up to the luxury experience that it was represented to be. The plaintiffs seek to certify a nationwide class action and seek damages in excess of $5,000,000 on behalf of themselves and the class.  A class action lawsuit would require significant management time and attention and would result in significant legal expenses. While we believe the claims against 42West are without merit, regardless of the merit or ultimate results of any litigation, such claims could divert management’s attention and resources from our business, which could harm our financial condition and results of operations.

The operation of our business could be adversely affected if Max Steel VIE goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Max Steel VIE holds certain of our intellectual property and film distribution rights which are security for certain of the Max Steel VIE’s debt obligations.  Max Steel VIE is currently in default on all or a portion of those debt obligations.  If Max Steel VIE is unable to repay such debts and the debt holders foreclose on such debts and take control of the intellectual property and film distribution rights, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations.  In addition, if Max Steel VIE undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our future revenue from such film.

Risks Related to our Common Stock

Changes in the fair value of warrants to purchase shares of our common stock may have a material impact on, and result in significant volatility in, our reported operating results.

We have determined that our Series G Warrants, Series H Warrants and Series I Warrants to purchase shares of our common stock should be accounted for as derivatives.  These warrants require us to “mark to market” (i.e., record the derivatives at fair value) based on the price as of the end of each reporting period as liabilities on our balance sheet and to record the change in fair value during each period as income or expense in our current period consolidated statements of operations.  The fair value is most sensitive to changes, at each valuation date, in our common stock price, the volatility rate assumption, and the exercise price, which could change if we were to do a dilutive future financing.  This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related cash flow impact to us.

Accounting for the put rights could cause variability in the results we report.

In connection with the 42West acquisition, we granted put rights to the sellers to cause us to purchase up to an aggregate of 1,187,094 of their shares of common stock received as consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the put agreements up until December 2020.  As of the date of this filing, we have repurchased an aggregate of 116,591 shares of common stock from the sellers pursuant to the put rights.  The put rights are an embedded equity derivative within our common stock requiring certain fair value measurements at each reporting period.  We record the fair value of the liability in the consolidated balance sheets and we record changes to the liability against earnings or loss in the consolidated statements of operations.  The put rights are inherently difficult to value.  Additionally, derivative accounting for the put rights also affects the accounting for other items in our financial statements, including our exercisable warrants, and these effects are inherently difficult to determine, require difficult estimates and are very subjective.  We could have substantial variability in the related periodic fair value measurements, which would affect our operating results and in turn could impact our stock price.

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

On July 26, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $250,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On July 27, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $25,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On July 31, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On August 2, 2017, the Company agreed to pay an invoice in the amount of $28,856 using 2,886 shares of Common Stock at a price of $10.00 per share.

On August 30, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On September 6, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On September 8, 2017, the Company entered into a subscription agreement to sell a convertible promissory note in the amount of $50,000 to an unrelated party. The convertible promissory note (the “Note”) matures one year from the date of issuance and bears interest at 10% per annum. The principal and any accrued interest of the Note are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Note) is made, 95% of the Public Offering Share price as defined in the Note.

On September 22, 2017, the Company entered into two subscription agreements to sell convertible promissory notes (the “Notes”) in the aggregate amount of $150,000 to the same unrelated party. One of the Notes matures one year from the date of issuance and the other matures two years from the date of issuance. Each note bears interest at 10% per annum. The principal and any accrued interest of the Notes are convertible by the holder at a price of either (i) 90 day trailing trading price of the stock or (ii) if an Eligible Offering of the Company’s stock (as defined in the Notes) is made, 95% of the Public Offering Share price as defined in the Notes.

All of the foregoing issuances were made in private placements in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. Each of the investors represented to us that such investor was an accredited investor as defined in Rule 501(a) under the Securities Act and that such investor’s shares were being acquired for investment purposes.

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/2017 – 7/31/2017	8,134	$9.22	—	—
8/1/2017 – 8/31/2017	—	—	—	—
9/1/2017 – 9/30/2017	32,538	$9.22	—	—
Total	40,672	$9.22	—	—

(1)
Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Sellers exercised their Put Rights and caused the Company to purchase 40,672 shares of Common Stock for an aggregate amount of $375,000. See Note 4 — Acquisition of 42West for further discussion of the Put Agreements.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 17, 2017.

Dolphin Entertainment, Inc.
By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

Dolphin Entertainment, Inc.
By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer