Form 10-K
period 2017-12-31
Dolphin Entertainment, Inc.
filed 2018-04-09
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38331

DOLPHIN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Florida	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.015 par value per share	The Nasdaq Capital Market
Warrants to purchase Common Stock, $0.015 par value per share	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,037,830

Indicate the number of shares outstanding of the registrant’s common stock as of March 29, 2018: 11,229,144

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

FORM 10-K

i

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our, “Dolphin” and “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our recent acquisition of 42West, LLC (“42West”) in March 2017, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artists, athletes and authors. The strategic acquisition of 42West brings together premium marketing services with premium content production, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our business. Our content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. We produce original feature films and digital programming primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock began trading on The Nasdaq Capital Market on December 21, 2017 under the symbol “DLPN”.

The principal sellers of 42West each entered into employment agreements with our company for a three-year term. The non-executive employees of 42West have also been retained.

As a result of the 42West acquisition, we operate in two reportable segments:  our entertainment publicity segment and our content production segment. The entertainment publicity division comprises 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. The content production division comprises Dolphin Films Inc. (“Dolphin Films”) and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

Effective July 6, 2017, we amended our Articles of Incorporation to (i) change our name from Dolphin Digital Media, Inc. to Dolphin Entertainment, Inc.; (ii) cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock; (iii) reduce the number of Series C Convertible Preferred Stock (described below) outstanding in light of our 1-for-20 reverse stock split from 1,000,000 to 50,000 shares; and (iv) clarify the voting rights of the Series C Convertible Preferred Stock that, except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the board of directors determine that an optional conversion threshold has occurred. Effective September 14, 2017, we amended our Amended and Restated Articles of Incorporation to effectuate a 1-for-2 reverse stock split.

Growth Opportunities

We are focused on driving growth through the following:

Expand and grow 42West to serve more clients with a broad array of interrelated services. As a result of its acquisition by Dolphin, 42West now has the ability to create promotional and marketing content for clients, a critical service for celebrities and marketers alike in today’s digital world. We believe that by adding content creation to 42West’s capabilities, we can capitalize on unique synergies to drive organic growth, which we expect will allow us to both attract new clients and broaden our offering of billable services to existing ones. We also believe that the skills and experience of our 42West business in entertainment PR are readily transferable to related business sectors, such as sports and fashion. The growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas.

We also expect to continue to grow 42West’s current business divisions. For example:

•

In the Entertainment and Targeted Marketing division, several of our large key clients have announced increased movie marketing budgets over the next several years that we expect will drive growth of our revenue and profits;

•

In the Talent division, we expect to continue to drive significant growth through the hiring of additional individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business. 42West experienced approximately 14% revenue growth for the year ended December 31, 2017, as compared to the same period in the prior year due to an increase in the number of new clients. We expect that new hires, such as the new managing director hired in July 2017, who was previously a 12-year public relations veteran of The Walt Disney Studios, will contribute to this continued growth of new clients and, therefore, increases in revenue; and

•

In the Strategic Communications division, we believe that growth will be driven by increasing demand for these services by traditional and non-traditional media clients over the next three to five years as they expand their activities in the content production, branding, and consumer products sectors. We believe that this growth could result in the Strategic Communications division significantly increasing its contribution to revenue and profit, as this division typically generates higher profit margins than the other 42West divisions.

Organically grow through future synergies between 42West and our digital and film productions. We believe that adding content creation to 42West’s capabilities provides a great opportunity for growth, as we expect it to allow us to both attract new clients and broaden our offering of billable services to existing ones. Furthermore, bringing marketing expertise in-house will allow us to review a prospective digital or film project’s marketing potential prior to making a production commitment, thus allowing our marketing strategy to be a driver of our creative content. In addition, for each project greenlit for production, we can potentially create a comprehensive marketing plan before the start of principal photography, allowing for relevant marketing assets to be created while filming. We can also create marketing campaigns for completed films, across all media channels, including television, print, radio, digital and social media.

Opportunistically grow through complementary acquisitions. We plan to selectively pursue acquisitions in the future to further enforce our competitive advantages and scale and to grow our business and increase profitability. Our acquisition strategy is based on identifying and acquiring companies that complement our existing content production and entertainment publicity services businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We intend to complete at least one acquisition during the next year, although there is no assurance that we will be successful in doing so.

Build a portfolio of premium film, television and digital content. We intend to grow and diversify our portfolio of film and digital content by capitalizing on demand for high quality digital media and film content throughout the world marketplace. We plan to balance our financial risks against the probability of commercial success for each project. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate long-term value for our shareholders. Finally, we believe that marketing strategies that will be developed by 42West will drive our creative content, thus creating greater potential for profitability.

Entertainment Publicity

42West

Through 42West, an entertainment public relations agency, we offer talent, entertainment and targeted marketing and strategic communications services. In addition, we provide brand marketing and digital marketing services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry. Among other benefits, we believe that the 42West acquisition will strengthen and complement our current content production business, while expanding and diversifying our operations. We believe that having marketing expertise in-house will allow us to review a prospective project’s marketing potential prior to making a production commitment. Furthermore, for each project greenlit for production, we can potentially create a comprehensive marketing plan before the start of principal photography, allowing for relevant marketing assets to be created while filming. Therefore, we believe the marketing of our projects can begin much sooner than the delivery of a finished film or series.

Our public relations and marketing professionals at 42West develop and execute marketing and publicity strategies for hundreds of movies and television shows as well as for individual actors, filmmakers, recording artists, and authors. Through 42West, we provide services in the following areas:

Talent

We focus on creating and implementing strategic communication campaigns for performers and entertainers, including television and film stars, recording artists, authors, models, athletes, and theater actors. Our talent roster includes Oscar- and Emmy-winning actors and Grammy-winning singers and musicians and New York Times best-selling authors. Our services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event and tour support.

Entertainment and Targeted Marketing

We provide marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers, ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Our capabilities include worldwide studio releases, independent films, television programming and web productions. We provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management. In addition, we provide targeted marketing and publicity services that are tailored to reach diverse audiences. Our clients include major studios and independent producers for whom we create strategic multicultural marketing campaigns and provide strategic guidance aimed at reaching diverse audiences.

Strategic Communications

Our strategic communications team advises high-profile individuals and companies faced with sensitive situations or looking to raise, reposition, or rehabilitate their public profiles. We also help studios and filmmakers deal with controversial movies.

Much of the activities of our strategic communications team involves orchestrating high-stakes communications campaigns in response to sensitive, complex situations where clients seek to rehabilitate their public profiles. We also help companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. The strategic communications team focuses on strategic communications counsel, corporate positioning, brand enhancement, media relations, reputation and issues management, litigation support and crisis management and communications. Our clients include major studios and production companies, record labels, sports franchises, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations, as well as a wide variety of high-profile individuals, ranging from major movie and pop stars to top executives and entrepreneurs.

Content Production

Dolphin Digital Studios

Through Dolphin Digital Studios, we create original content to premiere online, in the form of “web series”. Dolphin Digital Studios is instrumental in producing and distributing our web series and sourcing financing for our digital media projects. Premium online and mobile video is the largest growth sector for online and mobile advertising, with market leaders such as YouTube, Facebook, Verizon and AT&T investing in major initiatives around original programming.

We target three distinct demographics for our “web series” activities:

•

Tweens (roughly 9-14 years old);

•

Teens and young adults (roughly 14-24 years old); and

•

General market (roughly 14-49 years old).

We expect to serve each of these demographics with different content, and we may have different distribution partners for each demographic.

Dolphin Films

Dolphin Films is a content producer of motion pictures. We also own the rights to several scripts that we intend to produce at a future date.

Digital and Film Production

Our in-house development team is continuously reviewing scripts for digital projects that are directed at one of our target demographics and that we believe we can produce within our normal planned budget range of $3.0 to $5.0 million. Our budget typically includes costs associated with purchase of the script, production of the project and marketing of the project. Occasionally, we hire writers to develop a script for an idea that we have internally. From the selection provided by our development team, our management reviews the scripts and evaluates them based on expected appeal to advertisers, available talent, budget for the production and available financing. We normally purchase a variety of scripts that we hold for future use. Not all scripts purchased will be produced. Some scripts revert back to the writer if they are not produced during a contractually agreed upon timeframe.

Once we have a stable of scripts, we present a variety of projects, based on these scripts, to online platforms such as Hulu, AOL, and Yahoo!. The online platform will typically evaluate the project based on its estimate of potential demand, considering the genre or demographic to which they are looking to appeal. Once an online platform selects a project, we enter into a distribution agreement with the online platform that outlines, among other things, our revenue share percentages (typically between 30% and 45%) and the length of time that the show will air on that online platform. Based on agreements with the online platforms and advertisers, our management then makes the decision to “greenlight” or to approve, a project for production.

Our goal is also to produce young adult and family films, and our in-house development team reviews scripts for motion pictures in this genre that can be produced within a budget range of $6.0 to $9.0 million. Our budget includes the cost of acquiring the script and producing the motion picture. We finance our motion pictures with funds from investors and the financing from international licensing agreements for the motion picture.

The production of digital projects and motion pictures is very similar. Once management greenlights a project, the pre-production phase, including the hiring of a director, talent, various crew and securing locations to film, begins. We may become signatories to certain guilds such as Screen Actors Guild, Directors Guild of America and Writers Guild of America in order to allow us to hire directors and talent for our productions. We typically hire crew members directly, engage a production service company to provide us with, among other things, the crew, equipment and a production office or use a combination of the two alternatives. Directors and talent are typically compensated a base amount for their work. In addition, directors and talent who are members of various guilds may receive remuneration from “residuals” that we pay to the various guilds based on the performance of our productions in ancillary markets. To better manage our upfront production costs, we sometimes structure our agreements with talent to allow them to participate in the proceeds of the digital project or motion picture in exchange for reduced upfront fixed payments, regardless of the project’s success.

The decision of where to produce the project is often based on incentive tax programs implemented by many states and foreign countries to attract film production in their jurisdictions as a means of economic development. These incentives normally take the form of sales tax refunds, transferable tax credits, refundable tax credits or cash rebates that are calculated based on a percentage spent in the jurisdiction offering the incentive. The pre-production phase may take several months and is critical to the success of the project.

The length of time needed to film varies by project but is typically between three and six weeks. Once the filming is completed, the project will enter the post-production phase, which includes film and sound editing, and development of special effects, as needed. Depending on the complexity of the work to be done, post-production may take from two to six months to complete.

Over the last six years, we produced and distributed Cybergeddon in partnership with Anthony Zuiker, creator of CSI, Hiding, and South Beach-Fever, and were hired by Dolphin Entertainment, LLC to provide production services for Aim High produced by Dolphin Entertainment, LLC in conjunction with Warner Brothers. Cybergeddon and Aim High have been recognized for their quality and creativity, earning multiple award nominations.  Cybergeddon has won a Streamy Award and Aim High has won a WGA Award. Dolphin Films also produced the motion picture, Max Steel, that was released in 2016.

In 2017, we released a new digital project showcasing favorite restaurants of NFL players throughout the country  on Destination America, a digital cable and satellite television channel.  We did not derive any revenues from this initial release.

Our pipeline of feature films includes:

•

Youngblood, an updated version of the 1986 hockey classic;

•

Out of Their League, a romantic comedy pitting husband against wife in the cut-throat world of fantasy football; and

•

Ask Me, a teen comedy in which a high-school student starts a business to help her classmates create elaborate Promposals.

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production if and when financing is obtained.

Digital and Film Distribution

Our digital productions for AVOD platforms have premiered on online platforms such as Hulu and Yahoo!. Distribution agreements with online platforms are for a limited period, typically six months. Once the contract expires, we have the ability to distribute our productions in ancillary markets such as through home entertainment, SVOD (e.g., Netflix), pay television, broadcast television, foreign and other markets. Our ability to distribute these productions in ancillary markets is typically based on the popularity of the project during its initial online distribution.

Similar to distribution of digital productions described above, the economic life of motion pictures is composed of different phases. The motion picture is initially distributed in theaters. A successful motion picture may remain in theaters for several months, after which we have the ability to distribute the motion picture in ancillary markets such as home entertainment, PPV, VOD, EST, SVOD, AVOD, digital rentals, pay television, broadcast television, foreign and other markets. Concurrent with their release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other foreign markets.

Theatrical distribution refers to the marketing and commercial or retail exploitation of motion pictures. Typically, we enter into an agreement with a distributor to place our films in theatres for a distribution fee. Pursuant to the agreement, the distribution fee varies depending on whether we provide our own P&A financing or whether the distributor finances the P&A.

Digital and Film Financing

We have financed our acquisition of the rights to certain digital projects and motion picture productions through a variety of financing structures including equity finance agreements, subscription agreements and loan and security agreements.

Competition

The businesses in which we engage are highly competitive. Through 42West, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•

42West’s long and loyal list of marquee clients—42West’s clients (upwards of 400 in 2017), including many of the world’s most famous and acclaimed screen and pop stars, its most honored directors and producers, every major movie studio, and virtually every digital platform and content distributor, along with a host of production companies and media firms as well as consumer product marketers, is a competitive advantage given the nature of the entertainment marketing and public relations industry;

•

a stable and experienced work force, led by an exceptional management team—our CEO, Mr. O’Dowd, has a 20-year history of producing and delivering high-quality family entertainment. In addition, 42West’s three co-CEOs, Leslee Dart, Amanda Lundberg, and Allan Mayer, are all longtime PR practitioners, with decades of experience, widely regarded as being among the top communications strategists in the entertainment industry. They lead a staff of approximately 80 PR professionals that is known for both its skill and its longevity. Our 42West employee base has been steady, with staff turnover that we believe is far below industry norms, and six of the company’s seven managing directors have been with 42West for more than nine years; and

•

our ability to offer interrelated services—we believe that the ability to create content for our 42West clients and the ability to internally develop and execute marketing campaigns for our digital and film productions will allow us to expand and grow each of our business lines.

Employees

As of March 20, 2018, we had 87 full-time employees. We believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures.

Regulatory Matters

We are subject to state and federal work and safety laws and disclosure obligations, under the jurisdiction of the U.S. Occupational Safety and Health Administration and similar state organizations.

As a public company, we are subject to the reporting requirements under Section 13(a) and Section 15(d) of the Exchange Act. To the extent we are subject to these requirements, we will have our financial statements audited by an independent public accounting firm that is registered with the Public Company Accounting Oversight Board and comply with Rule 8-03 or 10-01(d), as applicable, of Regulation S-X.

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. We also have offices located at 600 3rd Avenue, 23rd Floor, New York, New York, 10016 and 1840 Century Park East, Suite 700, Los Angeles, California 90067. Our telephone number is (305) 774-0407 and our website address is www.dolphinentertainment.com.  Information available on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Use of our Website to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investor Relations section of www.dolphinentertainment.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the Securities and Exchange Commission disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

For each of the years ended December 31, 2017 and 2016, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our net losses and negative cash flows from operations for the year ended December 31, 2016 and our levels of working capital as of December 31, 2017 and 2016. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal year ended December 31, 2016, our net loss was $37,189,679. Although we had net income of $6,912,524 for the year ended December 31, 2017, a substantial portion of such net income was attributable to a change in fair value of warrant liability and gain on extinguishment of debt. Our accumulated deficit was $92,899,680 and $99,812,204 at December 31, 2017 and 2016, respectively. Our ability to generate net profit in the future will depend on our ability to successfully produce and commercialize multiple web series and films, as no single project is likely to generate sufficient revenue to cover our operating expenses, and to realize the financial benefits from the operations of 42West. If we are unable to generate net profit at some point, we will not be able to meet our debt service requirements or our working capital requirements. As a result we may need to (i) issue additional equity, which could dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2016 and 2017. Approximately $6.2 million of our total debt as of December 31, 2017 represented the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $4.0 million of our indebtedness as of December 31, 2017 (approximately $1.9 million outstanding under a prints and advertising loan agreement and $2.1 million outstanding under a production service agreement) was incurred by our subsidiary Dolphin Max Steel Holdings LLC and Max Steel Productions, LLC.  Max Steel Productions, LLC was a variable interest entity (or VIE) created in connection with the financing and production of Max Steel (the “Max Steel VIE”). The prints and advertising loan is partially secured by a $4.5 million corporate guaranty from an unaffiliated party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loans, Dolphin Max Steel Holdings LLC delivered to the lenders clear chain-of-title to the rights of the motion picture Max Steel. Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable related to the foreign sales of Max Steel included as assets on our balance sheet, which as of December 31, 2017 were $0.8 million and $1.8 million (net of $0.2 million allowance for doubtful accounts), respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding, although we have provided a $620,000 backstop to the guarantor of the prints and advertising loan, as described above. As such, we believe that the only recourse for the lenders under the loans is to foreclose on the collateral securing the loans, which consists of the copyright for Max Steel. However, if a lender were to successfully assert that we are liable to the lenders for the payment of our subsidiary’s or the Max Steel VIE’s debt despite the lack of contractual obligation, we do not have sufficient funds to repay these loans, which would have a material adverse effect on our liquidity and financial condition.

	As of December 31, 2016	As of December 31, 2017
Related party debt	$684,326	$1,708,874
Max Steel debt	$18,743,069	$3,987,220
Total Debt (including put option liability and related party debt)	$19,727,395	$14,447,104
Total Stockholders’ Equity (Deficit)	$(31,867,797)	$6,730,229

Our indebtedness could have important negative consequences, including:

•

our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired or such financing may not be available on favorable terms or at all;

•

we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

•

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

Our failure to comply with the requirements of the Loan Agreement for our revolving line of credit could adversely affect our operating flexibility.

We have the ability to borrow money pursuant to a loan agreement between 42West and BankUnited, N.A., containing certain operating and financial covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Our failure or inability to comply with the requirements of this facility, including meeting certain financial ratios or other covenants, could limit the availability under our revolving line of credit or result in an event of default. An event of default would permit acceleration of any outstanding indebtedness under this facility and would impair our ability to obtain working capital advances and letters of credit for 42West, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Litigation or legal proceedings could expose us to significant liabilities.

We are, and in the future may become, party to litigation claims and legal proceedings. For example, 42West was named as one of the defendants in a putative class action alleging fraudulent misrepresentation, negligent misrepresentation, fraud in the inducement, breach of contract, and violation of various state consumer protection laws. The putative class action, which was filed in the U.S. District Court for the Southern District of Florida on May 5, 2017, alleged that 42West and the other defendants made false and misleading representations in promoting the “Fyre Festival”, which did not live up to the luxury experience that it was represented to be. The plaintiffs sought to certify a nationwide class action and seek damages in excess of $5,000,000 on behalf of themselves and the class. A class action lawsuit would require significant management time and attention and would result in significant legal expenses. While the United States District Court for the Southern District of Florida has issued an order dismissing without prejudice the claims against 42West, regardless of the merit or ultimate results of any litigation, any such claims could divert management’s attention and resources from our business, which could harm our financial condition and results of operations.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

In connection with the preparation of our financial statements for the years ended December 31, 2017 and 2016, our management concluded that our internal control over financial reporting was not effective and we identified several material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as of December 31, 2017 and 2016, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, which resulted in, among other things, late filings of current reports on Form 8-K. The material weaknesses result from the following:

•

Design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls:

-

There is no documented fraud risk assessment or risk management oversight function.

-

There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.

-

There is no documented process to monitor and remediate deficiencies in internal controls.

•

Inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations, complex transactions and journal entries that they considered to be a material weakness in internal control. Specifically:

-

There are no documented period end closing procedures, specifically none that detail the individuals that are responsible for preparation, review and approval of period end close functions.

-

Reconciliations are performed on all balance sheet accounts on at least a quarterly basis, however, there is no documented review and approval by a member of management that is segregated from the period end financial reporting.

•

Inadequate segregation of duties within the accounting process including the following:

-

One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secured location.

-

One individual has sole access to our information technology system to initiate, process and record financial information. We have not developed any internal controls related to information technology systems including change management, physical security, access or program development.

Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, our stock price could be negatively impacted and we could be subject to, among other things, regulatory or enforcement actions by the Securities and Exchange Commission, which we refer to as the SEC or the Commission.

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

We rely on information technology systems and could face cybersecurity risks.

We rely on information technologies and infrastructure to manage our businesses, including digital storage of marketing strategies and client information, films and digital programming and delivery of digital marketing services for our businesses. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. The incidence of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms or other destructive or disruptive software, denial of service attacks or other malicious activities is on the rise worldwide. Power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error may also affect our systems and result in disruption of our services or loss or improper disclosure of personal data, business information or other confidential information.

Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. We also utilize third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of clients or clients’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

Entertainment Publicity Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West and the clients they serve.

The success of our entertainment publicity business operated by 42West substantially depends on our ability to retain the services of Leslee Dart, Amanda Lundberg and Allan Mayer, each a former owner of 42West, who we refer to collectively as the principal sellers. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity business and the value of our common stock could be materially adversely affected. Although we entered into three-year employment agreements with each of the principal sellers in connection with the 42West acquisition, there can be no assurance that they will serve the term of their employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of 42West, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain these key employees. If 42West fails to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

42West’s talent roster currently includes some of the best known and most highly respected members of the entertainment community in addition to major studios and networks, corporations and well-known consumer brands. These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that will prevent the principal sellers from continuing to provide services to such clients should they leave our company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our company. The success of the 42West acquisition, therefore, depends on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our company. If we are unable to retain the current 42West clients or attract new clients, we may lose all of the benefits of the acquisition which would materially adversely affect our business and results of operations.

42West operates in a highly competitive industry.

The entertainment publicity business is highly competitive. Through 42West, we must compete with other agencies, and with other providers of entertainment publicity services, in order to maintain existing client relationships and to win new clients. The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of our entertainment publicity business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

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

Our entertainment publicity business, from which we derive the majority of our revenues, is seasonal and is affected by the spending patterns of its clients, which exposes us to variations in quarterly results.

Our entertainment publicity revenue consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Our revenue from this business is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, with a higher demand for project work prior to award season (e.g., The Academy Awards) that is typically completed during the fourth quarter.  Because our entertainment publicity business contributes the majority of our revenue, such fluctuations could adversely affect our results of operation, cash flows and liquidity.

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

An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn reduce the demand for our talent and entertainment marketing services. An extensive work stoppage would affect feature film production as well as television and commercial production and could have a material adverse effect on our clients and the motion picture production industry in general. For example, on November 5, 2007, the Writers Guild declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, significantly affected the entertainment industry which consequently, had a material adverse impact on revenue generated by public relations and entertainment marketing agencies. Contracts between entertainment industry unions and the Alliance of Motion Picture and Television Producers, which we refer to as AMPTP, expire from time to time. The failure to finalize and ratify a new agreement with the AMPTP or the failure to enter into new commercial contracts upon expiration of the current contracts could lead to a strike or other job action. Any such severe or prolonged work stoppage could have an adverse effect on the television and/or motion picture production industries and could severely impair our clients’ prospects. Any resulting decrease in demand for our talent and entertainment marketing and other public relations services would have a material adverse effect on our cash flows and results of operations.

Clients may terminate or reduce their relationships with us on short notice.

As is customary in the industry, 42West’s agreements with its clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the 42West clients were to reduce the volume of business they conducted with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations.

42West’s ability to generate new business from new and existing clients may be limited.

To increase its revenues, 42West needs to obtain additional clients or generate demand for additional services from existing clients. 42West’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ needs, trends in the entertainment industry, financial conditions, strategic plans and internal resources of corporate clients, as well as the quality of 42West’s employees, services and reputation. To the extent 42West cannot generate new business from new or existing clients due to these limitations, the ability of 42West to grow its business, and our ability to increase our revenues, will be limited.

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

Content Production Business

Our content production business requires a substantial investment of capital, and failure to access sufficient capital while awaiting delayed revenues will have a material adverse effect on our results of operation.

The production, acquisition and distribution of film or digital media content require significant capital. The budget for the projects we plan to produce will each require between $6 and $8 million to produce. In addition, if a distributor does not provide the funds for the distribution and marketing of our film, we will require additional capital to distribute and market the film. We estimate that distribution and marketing fees will be approximately $10,000 per theatrical screen. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions. Our content production business does not have a traditional credit facility with a financial institution on which to depend for our liquidity needs, and a time lapse may require us to fund a significant portion of our capital requirements through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives, as well as transactions with our CEO. There can be no assurance that any additional financing will be available to us as and when required, or on terms that will be acceptable to us. Our inability to raise capital necessary to sustain our operations while awaiting delayed revenues would have a material adverse effect on our liquidity and results of operations.

Our success is highly dependent on audience acceptance of our films and digital media productions, which is extremely difficult to predict and, therefore, inherently risky.

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

We have in the past and may, in the future, incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing, distribution and other costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from our films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment each reporting period on a project-by-project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For example, in the year ended December 31, 2016, we recorded a $2 million impairment of the capitalized production costs for our feature film, Max Steel. Such impairment charges have had and in the future could have, a material adverse impact on our business, operating results and financial condition. During 2017, we impaired the capitalized production costs of our NFL digital show totaling approximately $0.3 million because we were unable to generate interest from distributors to purchase the show. Since we co-financed the project, we also recorded a gain on extinguishment of debt of approximately $0.1 million that was to be repaid with proceeds from the revenues of the project. In the past, we purchased several scripts and project ideas for our digital media productions totaling approximately $0.6 million that failed to generate interest among distributors or advertisers. As a result of the write off of the costs incurred in purchasing such scripts and project ideas, our operating results were negatively impacted.

Our content production business is substantially dependent upon the success of a limited number of film releases and digital media productions, if any, in any given year and our inability to release any film or digital media productions or the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results and cash flows.

Our content production business is currently substantially dependent upon the success of a limited number of film releases and digital media productions in any given year. The unexpected delay in release or commercial failure of just one of these films or digital media productions, or our inability to release any productions at all, could have a significant adverse impact on our results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical and ancillary markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their success in the international box office and ancillary markets and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between results in the domestic box office and results in the international box office and ancillary markets will continue in the future. If we are unable to release any film or digital media productions in a given year, or if the feature films we release do not perform well in the domestic or international theatrical markets and ancillary markets, or our digital media productions do not perform as anticipated, the failure to release any productions, or the failure of any one of the productions we release, could a material adverse effect on our financial results and cash flows.

Delays, cost overruns, cancellation or abandonment of the completion or release of our web series or films may have an adverse effect on our business.

There are substantial financial risks relating to production, completion and release of web series and films. Actual costs may exceed their budgets due to factors such as labor disputes, unavailability of a star performer, equipment shortages, disputes with production teams or adverse weather conditions, any of which may cause cost overruns and delay or hamper film completion. We are typically responsible for paying all production costs in accordance with a budget and receive a fixed producer’s fee for our services plus a portion of any project income. However, to the extent that delays or cost overruns result in us not completing the web series or film within budget, there may not be enough funds left to pay us our producer’s fee, to generate any project income or complete the project at all. If this were to occur, it would significantly and adversely affect our revenue and results of operations.

We rely on third party distributors to distribute our films and their failure to perform or promote our films could negatively impact our ability to generate revenues and have a material adverse effect on our operating results.

Our films are primarily distributed and marketed by third party distributors. If any of these third party distributors fails to perform under their respective arrangements, such failure could negatively impact the success of our films and have a material adverse effect on our business, reputation and ability to generate revenues.

We generally do not control the timing and manner in which our distributors distribute our films; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of our films or to promote our competitors’ films or related products to a greater extent than they promote ours could have a material adverse effect on our business, cash flows and operating results.  Additionally, because third parties are the principal distributors of our movies, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods.

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

Our success greatly depends on the skills, experience and efforts of our CEO, Mr. O’Dowd. We do not have an employment agreement with Mr. O’Dowd. If Mr. O’Dowd resigns or becomes unable to continue in his present role and is not adequately replaced, the loss of his services could have a material adverse effect on our business, operating results or financial condition.

Risks Related to our Industry

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

As a small independent producer, we compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their film and other operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties, as well as for actors, directors and other personnel required for production. Such competition for the industry’s talent and resources may negatively affect our ability to acquire, develop, produce, advertise and distribute digital media and motion picture content.

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

Our business may be affected by changes in consumer discretionary spending in the U.S. or internationally.

Our success depends on our ability to distribute or otherwise generate income from our current and future motion pictures and digital productions.  Our industry is subject to discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. Changes in economic conditions affecting potential distributors or viewers of our motion pictures could reduce our ability to generate income from our motion pictures.  Furthermore, weak economic conditions and geopolitical and economic uncertainties in international regions and countries where our movie productions are distributed could lead to lower consumer spending for our content, which could have a material adverse effect on our financial condition and results of operations.

We have in the past and may, in the future, be adversely affected by union activity.

We retain the services of actors who are covered by collective bargaining agreements with Screen Actors Guild – American Federation of Television and Radio Artists, which we refer to as SAG-AFTRA, and we may also become signatories to certain guilds such as Directors Guild of America and Writers Guild of America in order to allow us to hire directors and talent for our productions. Collective bargaining agreements are industry-wide agreements, and we lack practical control over the negotiations and terms of these agreements. In addition, our digital projects fall within SAG-AFTRA’s definition of “new media”, which is an emerging category covered by its New Media and Interactive Media Agreements for actors. As such, our ability to retain actors is subject to uncertainties that arise from SAG-AFTRA’s administration of this relatively new category of collective bargaining agreements. Such uncertainties have resulted and may continue to result in delays in production of our digital projects.

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

There is a possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed web series, films, stories, characters, other entertainment or intellectual property. In addition, as distributors of digital media and film content, we may face potential liability for such claims as defamation, invasion of privacy, negligence, copyright or trademark infringement or other claims based on the nature and content of the materials distributed. If successfully asserted, our insurance may not be adequate to cover any of the foregoing claims. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our operating results.

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

We have in the past completed acquisitions, and may in the future consummate additional acquisitions and otherwise engage in discussions and activities with respect to possible acquisitions, intended to complement or expand our business, some of which may be significant transactions for us. For example, in March 2016, we acquired Dolphin Films, a content producer of motion pictures, and on March 30, 2017, we acquired 42West, a full-service entertainment marketing agency. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all.

Even if we complete an acquisition, we may not realize the anticipated benefits of such transaction. Our recent acquisitions have required, and any similar future transactions may also require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

•

diversion of management attention from managing our historical core business;

•

potential disruption of our historical core business or of the acquired business;

•

the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•

inability to achieve synergies as planned;

•

challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•

dilution to existing shareholders from the issuance of equity securities;

•

becoming subject to adverse tax consequences or substantial depreciation;

•

difficulties in assimilating employees and corporate cultures or in integrating systems and controls;

•

difficulties in anticipating and responding to actions that may be taken by competitors;

•

difficulties in realizing the anticipated benefits of the transaction;

•

inability to generate sufficient revenue from acquisitions to offset the associated acquisition costs;

•

potential loss of key employees, key clients or other partners of the acquired business as a result of the change of ownership; and

•

the assumption of and exposure to unknown or contingent liabilities of the acquired businesses.

If any of our acquisitions do not perform as anticipated for any of the reasons noted above or otherwise, there could be a negative impact on our results of operations and financial condition.

Any due diligence conducted by us in connection with potential future acquisition may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.

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

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value.

From January 1, 2016 to December 31, 2017, the number of shares of our common stock issued and outstanding has increased from 2,047,309 to 10,565,789 shares. Of this amount, approximately 2,522,480 shares of common stock have been issued in private placements as payment to certain holders of our Company’s debt pursuant to debt exchange agreements. Consequently, we have not received any cash proceeds in connection with such issuances of common stock. In addition, 750,000 shares of common stock were issued in private placements pursuant to subscription agreements. Generally, these subscription agreements and debt exchange agreements provide for past or future purchases of, or exchanges of debt for, our common stock at a price of $10.00 per share which, upon each exercise or exchange thus far, has been below the market price of our common stock. In addition, during 2016, we issued Warrants G, H, I, J and K. Warrants G, H and I are exercisable for an aggregate of 1,250,000 shares of common stock and originally had exercise prices ranging from $10.00 to $14.00 per share. As of December 31, 2017, Warrants G, H and I were exercisable at a price of $4.12 per share. Warrants J and K were issued in exchange for debt, and to purchase the remaining membership interests in Dolphin Kids Club, and were exercised for an aggregate of 1,170,000 shares of common stock at an exercise price of $0.03 per share. Furthermore, as consideration for our 42West acquisition, we (i) issued 615,140 shares of common stock to the sellers on the closing date, (ii) 172,275 shares of common stock to certain 42West employees and a former employee with change in control provisions in their pre-existing employment and termination agreements (the “Change of Control Provisions”) on April 13, 2017, (iii) 50,000 shares of common stock as a provisional working capital adjustment to the sellers, certain 42West employees and a former employee with Change of Control Provisions on April 13, 2017, (iv) 59,320 shares of common stock as employee stock bonuses on August 21, 2017 and (v) 762,654 shares of common stock on January 2, 2018 to the sellers. In addition, we may issue up to 130,452 shares of common stock in July 2018 to 42West employees with Change of Control Provisions and to the sellers.  We will also issue up to 1,012,292 shares of common stock, over a three year period, based on the achievement of specified financial performance targets of 42West during 2017.  During the year ended December 31, 2017, we also issued nine convertible promissory notes in the aggregate amount of $875,000 that are convertible into 197,210 shares of our common stock (calculated based on the 90-trading day average price per share as of March 19, 2018). On December 26, 2017, we issued 1,215,000 units, each consisting of one share of common stock and one warrant to purchase a share of common stock at $4.74 per share (the “Unit”). These Units were sold for a purchase price of $4.13 per Unit. In addition, in connection with the offering, we issued to the underwriters 86,503 underwriter warrants, and an additional, 20,750 shares of common stock and 175,750 warrants to purchase shares of common stock upon exercise of their over-allotment option.  As a result of these past issuances and potential future issuances, your ownership interest in our company has been, and may in the future be, substantially diluted. The market price for our common stock has been volatile in the past, and these issuances could cause the price of our common stock to fluctuate substantially in the future. In addition, we have historically experienced significantly low trading volumes. Once restricted stock issued in the private placements and in the 42West acquisition becomes freely tradable, these current or future shareholders may decide to trade their shares of common stock and, if our stock is thinly traded, this could have a material adverse effect on its market price.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of common, warrants and units. In the near term, we will need to raise additional capital and may seek to do so by selling additional securities under the shelf registration statement, conducting one or more private placements of equity securities, securities convertible into equity securities or debt securities, or through a combination of one or more of such financing alternatives. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially, and may further exacerbate any or all of the above risks.

The Series C Convertible Preferred Stock has anti-dilution protections and super voting rights that may adversely affect our shareholders.

For a period of five years from March 7, 2016, the date of issuance, the Series C Convertible Preferred Stock, which are all held by Mr. O’Dowd, will have certain anti-dilution protections. Upon triggers specified in the Series C Certificate of Designation, the number of shares of common stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) can be converted will be increased, such that the total number of shares of common stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such persons on such date. As a result, your ownership interests may be further diluted.

Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold (as defined in the Series C Certificate of Designation) has occurred. Upon such determination by the Board, a holder of Series C Convertible Preferred Stock (Mr. O’Dowd) will be entitled to super voting rights of three votes for each share of common stock into which such holder’s shares of Series C Convertible Preferred Stock could then be converted. Holders of Series C Convertible Preferred Stock will be entitled to vote together as a single class on all matters upon which common stock holders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights. In addition, the anti-dilution protections may result in an increase in the number of shares of common stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd and certain eligible persons can be converted, which could further dilute your percentage of voting rights.

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

As of December 21, 2017, our common stock and warrants began trading on the Nasdaq Capital Market. Previously, our common stock was traded on the OTC Markets Pink Sheets. We cannot assure you, however, that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.  Furthermore, a delisting could adversely affect our ability to issue additional securities and obtain additional financing in the future or result in a loss of confidence by investors or employees.

Certain outstanding warrants have ratchet price protection and the exercise price may be reduced if we issue equity instruments below the current exercise price, which would result in the immediate dilution of your investment.

As of December 31, 2017, we had outstanding 1,250,000 warrants to purchase shares of our common stock which contain full ratchet anti-dilution price protection. This generally means that if we issue certain additional securities while the warrants are outstanding at a price or with an exercise price less than the then current exercise price of the warrants, the exercise price of those warrants would be reduced to this lower sale price or exercise price. The warrants were initially exercisable at $10.00 to $14.00 per share. The initial exercise price of the warrants was reset to $9.22 per share in connection with the acquisition of 42West and then again to $4.12 per share in connection with our Offering (as defined later). To the extent that these anti-dilution provisions are triggered as a result of future offerings, we would be required to further reduce the exercise price of the warrants, which would have a dilutive effect on our shareholders.

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

In connection with the 42West acquisition, we granted put rights to the sellers to cause us to purchase up to an aggregate of 1,187,094 (including the shares from the earn out consideration) of their shares of common stock received as consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the put agreements up until December 2020. As of the date of this report, we have repurchased an aggregate of 189,799 shares of common stock from the sellers pursuant to the put rights. We  have also agreed to purchase 51,484 shares of common stock and up to an additional 85,472 shares of common stock, at a purchase price of $9.22, from certain 42West employees with change of control provisions in their employment agreements, who received shares of our common stock at the time of the 42West acquisition and will receive additional shares in July of 2018 and in 2019 related to the earn out consideration. The put rights are an embedded equity derivative within our common stock requiring certain fair value measurements at each reporting period. We record the fair value of the liability in the consolidated balance sheets and we record changes to the liability against earnings or loss in the consolidated statements of operations. The put rights are inherently difficult to value. Additionally, derivative accounting for the put rights also affects the accounting for other items in our financial statements, including our exercisable warrants, and these effects are inherently difficult to determine, require difficult estimates and are very subjective. We could have substantial variability in the related periodic fair value measurements, which would affect our operating results and in turn could impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our content production business, we lease 3,332 square feet of office space located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134, at a monthly rate of $7,514. In 2012, we opened an additional office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California 90024 and currently lease 4,582 square feet of office space at a monthly rate of $13,746 with annual increases of 3% for years 1 to 3 and 3.5% for the remainder of the lease. On June 1, 2017, we entered into an agreement to sublease our office in Los Angeles and, consequently, no longer use this office space for our operations. The sublease agreement is through July 31, 2019 at an initial monthly rate of $14,891.50. Commencing on the thirteenth month of the sublease, the monthly lease rate will increase by 3%. Pursuant to the sublease agreement, the subtenant took ownership of the furniture in the premises.

For our entertainment publicity business, we lease 12,505 square feet of office space located at 600 Third Avenue, 23rd Floor, New York, NY 10016, at a monthly rate of $67,735 with increases every three years. Following the sublease of our property described above, we moved the operations of our content production business in Los Angeles, CA to 42West’s existing Los Angeles, CA location. For both businesses, we currently lease 12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067 at a base rate of $36,417 (commencing on February 1, 2014), with annual increases of 3% per year. We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint named several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre, and another entity called Matte Projects LLC. The complaint alleged that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs have asserted claims for fraud, negligent misrepresentation and violation of several states’ consumer protection laws. The plaintiffs sought to certify a nationwide class action comprising “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and sought damages in excess of $5,000,000 on behalf of themselves and the class. The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation, or MDL, proceeding, which request was denied by the Judicial Panel on Multi District Litigation on August 2, 2017. On July 28, 2017, 42West filed a motion to dismiss the putative class action. On September 9, 2017, one of the defendants filed a cross-claim against all other named defendants seeking indemnification and contribution. On October 2, 2017, 42West filed a motion to dismiss the cross-claim. On December 29, 2017, the United States District Court for the Southern District of Florida issued an order dismissing without prejudice all claims against 42West.

In addition, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Since December 21, 2017, our common stock has traded on The Nasdaq Capital Market under the symbol “DLPN”. Prior to that date, our common stock traded on the over-the-counter market and was quoted on the OTC Markets Pink Sheets under the symbol “DPDM”. The high and low bid information for each quarter since January 1, 2016, as quoted on the OTC and Nasdaq, since December 21, 2017, is as follows:

Quarter	High Bid	Low Bid
2017:
Fourth Quarter	$10.00	$3.50
Third Quarter	$10.00	$6.06
Second Quarter	$10.50	$3.00
First Quarter	$12.00	$7.00
2016:
Fourth Quarter	$13.50	$4.00
Third Quarter	$14.50	$8.00
Second Quarter	$20.00	$8.00
First Quarter	$15.20	$3.20

The over-the-counter quotations above (prior to December 21, 2017) reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

The trading volume for our common stock is relatively limited. There is no assurance that an active trading market will continue to provide adequate liquidity for our existing shareholders or for persons who may acquire our common stock in the future.

Holders of our Common Stock

As of March 29, 2018, an aggregate of 11,229,144 shares of our common stock were issued and outstanding and were owned by approximately 356 shareholders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the near future.

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2017 – 10/31/2017	16,268	$9.22	—	—
11/1/2017 – 11/30/2017	—	—	—	—
12/1/2017 – 12/31/2017	—	—	—	—
Total	16,268	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, certain of the sellers of 42West exercised their put rights and caused us to purchase 16,268 shares of common stock for an aggregate amount of $150,000. See Note 4 — Acquisitions for further discussion of the put agreements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

OVERVIEW

We are a leading independent entertainment marketing and premium content development company. Through our acquisition of 42West, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artists, athletes and authors. The strategic acquisition of 42West brings together premium marketing services with premium content production, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our business. Our content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. We produce original feature films and digital programming primarily aimed at family and young adult markets.

On March 30, 2017, we acquired 42West, an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communications services. As consideration for the 42West acquisition, we paid approximately $18.7 million in shares of our common stock based on the 30-trading-day average stock price prior to the closing date of $9.22 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of common stock based on the achievement of specified financial performance targets as set forth in the membership interest purchase agreement. During the year ended December 31, 2017, 42West achieved the required financial performance targets, and the principal sellers earned the additional consideration, which will be paid in shares of common stock in equal installments over a three-year period.

Prior to its acquisition, 42West grew to become one of the largest independently-owned public-relations firms in the entertainment industry. Among other benefits, we believe that the 42West acquisition will strengthen and complement our current content production business, while expanding and diversifying our operations.

In connection with the 42West acquisition, pursuant to put agreements we granted the sellers the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 (including the shares from the earn out consideration) of shares of our common stock that they received as consideration for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the year ended December 31, 2017, we purchased 132,859 shares of our common stock from certain of the sellers in accordance with the put agreements for an aggregate purchase price of $1,225,000. Subsequent to December 31, 2017, we purchased an additional 56,940 shares of our common stock for $525,000 from certain of the sellers in accordance with the put agreements. Additionally, subsequent to December 31, 2017, we agreed to purchase 51,484 shares of common stock and up to an additional 85,472 shares of common stock in July of 2018 at a purchase price of $9.22, from certain 42West employees, with change of control provisions in their employment agreements and who received shares of our common stock at the time of the 42West acquisition and will receive additional shares in July 2018 and in 2019 related to the earn out consideration.  In connection with the 42West acquisition, we acquired an estimated $9.5 million of intangible assets and recorded approximately $12.8 million of goodwill. We amortize our intangible assets over useful lives of between 3 and 14 years. We have recorded amortization in the amount of approximately $1.0 million during the year ended December 31, 2017.

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

Our acquisition strategy is based on identifying and acquiring companies that complement our existing content production and entertainment publicity services businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion and diligence with such targets. We intend to complete at least one acquisition during 2018, although there is no assurance that we will be successful in doing so. We are planning to fund such acquisition through loans or additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary capital.

Effective May 10, 2016, we amended our Articles of Incorporation to effectuate a 1-for-20 reverse stock split.

Effective July 6, 2017, we amended our Articles of Incorporation to (i) change our name to Dolphin Entertainment, Inc.; (ii) cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock; (iii) reduce the number of Series C Convertible Preferred Stock (described below) outstanding in light of our 1-for-20 reverse stock split from 1,000,000 to 50,000 shares; and (iv) clarify the voting rights of the Series C Convertible Preferred Stock that, except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.

Effective September 14, 2017, we amended our Amended and Restated Articles of Incorporation to effectuate a 1-for-2 reverse stock split. Shares of common stock have been retrospectively adjusted to reflect the reverse stock split in the following management discussion and analysis.

As a result of the acquisition of 42West, we operate in two reportable segments:  our entertainment publicity segment and our content production segment. The entertainment publicity division comprises 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. The content production division comprises Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2017, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2017 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community. In addition, we are exploring ways to reduce expenses by identifying certain costs that can be combined, for example, subleasing one of our Los Angeles, CA facilities and consolidating our Los Angeles, CA operations. See “Properties” for more information. There can be no assurance that we will be successful in selling these services to clients or reducing expenses.

REVENUES

For the year ended December 31, 2016, we derived the majority of our revenues from the release of our motion picture, Max Steel, and a portion of fees obtained from the sale of memberships to online kids clubs. By contrast, for the year ended December 31, 2017, we derived the majority of our revenues from our recently acquired subsidiary 42West, which derives its revenues from providing talent, entertainment and targeted marketing, and strategic communications services. During 2017, we also continued to derive revenues from our motion picture Max Steel:

	For the years ended December 31,
	2017	2016
Revenues:
Entertainment publicity	73.4%	99.7%
Production and distribution	26.6%	0.0%
Membership	0.0%	0.3%
Total revenue	100.0%	100.0%

Entertainment Publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business. Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. Our entertainment publicity segment generates revenues primarily from three sources:  we provide talent services in exchange for monthly fees of approximately $5,000 per client; we provide entertainment marketing services under multiyear master service agreements in exchange for fixed project-based fees ranging from $25,000 to $300,000 per project; and we have numerous projects per year per client for durations between three and six months related to these master service agreements. In addition, we provide strategic communications services in exchange for monthly fees ranging from $10,000 to $30,000 per client.

We earn entertainment publicity revenues primarily through the following:

•

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

In the Talent division, 42West experienced approximately 22% revenue growth for the year ended December 31, 2017, as compared to the prior year due to an increase in the number of new clients. We intend to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business. For example, we hired a new managing director in July 2017, who was previously a 12-year public relations veteran of The Walt Disney Studios. We expect to experience further growth through the hiring of additional individuals or teams.

•

Entertainment and Targeted Marketing – We earn fees from providing marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Our capabilities include worldwide studio releases, independent films, television programming and web productions. In addition, we provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management. As part of our services we offer marketing and publicity services that are tailored to reach diverse audiences. Our clients for this type of service may include major studios and independent producers for whom we create strategic multicultural marketing campaigns and provide strategic guidance aimed at reaching diverse audiences.

We expect that increased movie marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years. We experienced revenue growth in this division of approximately 7% for the year ended December 31, 2017, as compared to the prior year.

•

Strategic Communications – We earn fees through our strategic communications team by advising high-profile individuals and companies faced with sensitive situations or looking to raise, reposition, or rehabilitate their public profiles. We also help studios and filmmakers deal with controversial movies. We believe that growth in 42West’s Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products sectors. We expect that this growth trend will continue for the next three to five years. During the year ended December 31, 2017, we experienced an 11% growth in revenues as compared to the same period in the prior year. We believe that such growth trend could result in the Strategic Communications division significantly increasing its percentage of the overall revenue mix of 42West, which has typically had higher profit margins than the other 42West divisions.

Production and Distribution

Dolphin Digital Studios

For the year ended December 31, 2016, we derived revenues from Dolphin Digital Studios through the release of our web series, South Beach–Fever.  For the year ended December 31, 2017, we released Jack of all Tastes, a digital project that showcased favorite restaurants of NFL players, but we did not derive any revenues from this initial release. We determined that the carrying value of the capitalized production costs related to Jack of all Tastes was below the fair value and recorded an impairment of $0.3 million during the year ended December 31, 2017. We are currently sourcing distribution platforms in which to release completed projects and those for which we have the rights, and which we intend to produce.

We earn production and online distribution revenues through the following:

•

Producer’s Fees – We earn fees for producing each web series, as included in the production budget for each project. We either recognize producer’s fees on a percentage of completion or a completed contract basis depending on the terms of the producer agreements, which we negotiate on a project by project basis.

•

Initial Distribution/Advertising Revenue – We earn revenues from the distribution of online content on advertiser supported video-on-demand, or AVOD, platforms. Distribution agreements contain revenue sharing provisions which permit the producer to retain a percentage of all domestic and international advertising revenue generated from the online distribution of a particular web series. Typically, these rates range from 30% to 45% of such revenue. We have previously distributed our productions on various online platforms including Yahoo!, Facebook, Hulu and AOL. No revenues from this source were derived during the years ended December 31, 2017 and 2016.

•

Secondary Distribution Revenue – Once our contractual obligation with the initial online distribution platform expires, we have the ability to derive revenues from distributions of the web series in ancillary markets such as DVD, television and subscription video-on-demand, or SVOD. We did not derive any revenue from this source for the years ended December 31, 2017 and 2016. We intend to source potential secondary distribution partners for our web series, South Beach–Fever that was released in 2015, once our agreement with the initial distributor expires.

Dolphin Films

For the years ended December 31, 2017 and 2016, we derived revenues from Dolphin Films primarily through the domestic and international distribution of our motion picture, Max Steel.

The production of the motion picture, Max Steel, was completed during 2015 and released in the United States on October 14, 2016. The motion picture did not perform as well as expected domestically, but we secured approximately $8.2 million in international distribution agreements prior to its release. As part of our domestic distribution arrangement, we still have the ability to derive revenues from the ancillary markets described below, although the amount of revenue derived from such channels is typically commensurate with the performance of the film in the domestic box office. We determined that the carrying value of the capitalized production costs related to Max Steel was below the fair value and recorded an impairment of $2 million during the year ended December 31, 2016.

We earn motion picture revenues through the following:

•

Theatrical – We earn theatrical revenues from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has agreements with theatrical exhibitors. The financial terms negotiated with the Max Steel’s U.S. theatrical distributor provided that we receive a percentage of the box office results, after related distribution fees.

•

International – We earn international revenues through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements related to Max Steel were contingent on a domestic wide release that occurred on October 14, 2016.

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. During the year ended December 31, 2017, we began to derive revenue from these channels related to Max Steel and anticipate that the remaining revenues from these channels will be received in 2018 and thereafter.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary and the Max Steel VIE will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable related to the foreign sales of Max Steel included as assets on our balance sheet, which as of December 31, 2017 were $0.8 million and $1.8 million (net of an allowance for doubtful accounts of $0.2 million), respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, although we have provided a $620,000 backstop to the guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

Project Development and Related Services

We have a team that dedicates a portion of its time to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. We have acquired the rights to certain scripts, one of which we intend to produce in the last quarter of 2018 and release in 2019. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Our pipeline of feature films includes:

•

Youngblood, an updated version of the 1986 hockey classic;

•

Out of Their League, a romantic comedy pitting husband versus wife in the cut-throat world of fantasy football; and

•

Ask Me, a teen comedy in which a high-school student starts a business to help her classmates create elaborate Promposals.

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through loans or additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary capital. There is no assurance that we will be able to obtain the financing necessary to produce these feature films.

We also intend to expand into television production in the near future.

Membership

Online Kids Clubs

We partnered with US Youth Soccer in 2012, and with United Way Worldwide in 2013, to create online kids clubs. Our online kids clubs derived revenue from the sale of memberships in the online kids clubs to various individuals and organizations. We shared in a portion of the membership fees as outlined in our agreements with the respective entities. During 2016, we terminated, by mutual accord, the agreement with United Way Worldwide and retained the trademark to the online kids club that we continued to operate until December 31, 2017. Pursuant to the terms of our agreement with US Youth Soccer, we notified them that we did not intend to renew our agreement that terminated on February 1, 2017. For the year ended December 31, 2016, we did not record significant revenues from the online kids clubs, and we derived no such revenues for the year ended December 31, 2017. Management decided to discontinue the online kids clubs, as of December 31, 2017, to dedicate its time and resources to our entertainment publicity and content production businesses.

We operated our online kids club activities through our subsidiary, Dolphin Kids Clubs, LLC. On December 29, 2016, we entered into a purchase agreement to acquire the remaining 25% membership interest in Dolphin Kids Clubs and as a result, Dolphin Kids Clubs became our wholly owned subsidiary. As consideration for the purchase of the 25% membership interest, we issued Warrant J which was exercised to acquire 1,085,000 shares of our common stock at a purchase price of $0.03 per share (See Note 17 to the consolidated financial statements included elsewhere in this 2017 Form 10-K for further discussion on the warrants).

EXPENSES

Our expenses consist primarily of (1) direct costs; (2) distribution and marketing; (3) selling, general and administrative expenses; (4) depreciation and amortization; (5) payroll expenses; and (6) legal and professional fees.

Direct costs include certain cost of services related to our entertainment publicity business, amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the motion picture and digital productions in certain ancillary markets. Included within direct costs are immaterial impairments for any of our projects. Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

Distribution and marketing expenses include the costs of theatrical prints and advertising, or P&A, distribution fees and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the motion picture. Distribution fees consist of the percentage of revenues paid to the domestic distributor to release our motion picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release.

Selling, general and administrative expenses include all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

Depreciation and amortization includes the depreciation of our property, equipment and leasehold improvements and amortization of intangible assets, including the favorable lease asset.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the year ended December 31, 2017, other income and expenses consisted primarily of: (1) gains on extinguishment of debt; (2) acquisition costs; (3) changes in the fair value of warrant liabilities; (4) changes in the fair value of put rights and contingent consideration; and (5) interest expense. For the year ended December 31, 2016, other income and expenses consisted primarily of (1) loss on extinguishment of debt; (2) warrant issuance expense; (3) changes in fair value of the warrant liability; and (4) interest expense.

During the year ended December 31, 2016, we entered into agreements with certain debtholders, including Dolphin Entertainment, LLC, to convert an aggregate of $25,164,798 principal and interest into 2,516,480 shares of common stock at a price of $10.00 per share. The conversions occurred on days when the market price of the stock was between $12.00 and $13.98 per share. As a result, we recorded a loss on the extinguishment of the debt of approximately $6.3 million. In addition, we entered into (i) a termination agreement to terminate an equity finance agreement, (ii) a purchase agreement for the acquisition of 25% membership interest of Dolphin Kids Clubs and (iii) a debt exchange agreement to convert certain notes. As consideration for the three agreements, we issued Warrant J and Warrant K that entitled the warrant holder to purchase up to 1,170,000 shares of common stock at a price of $0.03 per share. As a result of the issuance of the shares, we recorded a loss on extinguishment of debt of approximately $3.3 million. In addition to Warrants J and K, we entered into a warrant purchase agreement whereby we agreed to issue Warrants G, H and I in exchange for a $50,000 payment that was used to reduce the exercise price of Warrant E. The warrant purchase agreement entitles the warrant holder to purchase shares of common stock as follows: (i) up to 750,000 shares of common stock prior to January 31, 2019 (after amended and restated Warrant G in January 2018) at $10.00 per share (ii) up to 250,000 shares of common stock at $12.00 per share prior to January, 31, 2019, and (iii) up to 250,000 shares of common stock at $14.00 per share prior to January 31, 2020. We determined that Warrants G, H, I, J, and K, which we refer to, collectively, as the New Warrants, should be accounted for as a derivative for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets and changes in the fair value from one reporting period to the next are reported as income or expense. As a result of the issuance of the New Warrants, we recorded a warrant issuance expense of approximately $7.4 million and income of approximately, $2.2 million from changes in the fair value of the New Warrants from the dates of issuance through December 31, 2016.

During the year ended December 31, 2017, Warrants J and K were exercised and the change in fair value of the Warrants G, H and I, the remaining New Warrants, was $9.0 million. As of December 31, 2017, Warrants G, H and I were exercisable at a price of $4.12 per share. As part of the acquisition of 42West, (i) we entered into Put Agreements that grants the sellers of 42West the option to sell back to us up to 1,187,094 shares of our common stock at a purchase price of $9.22; and (ii) the sellers may earn up to an additional 981,563 shares of common stock based on the achievement of specified financial performance targets as set forth in the membership interest purchase agreement (contingent consideration). Based upon the results of operations of 42West in 2017, the sellers have earned the additional consideration, which will be paid in three annual installments. Both the put rights and the contingent consideration were fair valued on the date of acquisition and because they were determined to be liabilities, they are fair valued at each balance sheet date. Changes in the fair value of both liabilities are recorded in the statement of operations as changes in fair value of put rights and contingent consideration.

RESULTS OF OPERATIONS

Year ended December 31, 2017 as compared to year ended December 31, 2016

Revenues

For the years ended December 31, 2017 and 2016, our revenues were as follows:

	For the year ended
	December 31,
	2017	2016
Revenues:
Entertainment publicity	$16,458,929	$—
Production and distribution	5,954,115	9,367,222
Membership	—	28,403
Total revenue	$22,413,044	$9,395,625

We derived increased revenues from entertainment publicity for the year ended December 31, 2017, as compared to the prior year, due to the acquisition of 42West on March 30, 2017, as previously discussed.

Revenues from production and distribution decreased by $3.4 million for the year ended December 31, 2017 as compared to the prior year primarily due to the release of Max Steel during the year ended December 31, 2016. As a result, during the year ended December 31, 2016, we recognized the revenues from the theatrical release and from certain international licensing arrangements with international distributors that had accepted delivery of the film. During the year ended December 31, 2017, we continued to record revenues, to a lesser extent, from international licensing arrangements and from home entertainment and pay TV in the domestic market.

Revenues from the sale of memberships to online kids clubs was insignificant during the year ended December 31, 2016, and as discussed above, we decided to discontinue the online kids clubs during the year ended December 31, 2017.

Expenses

For the years ended December 31, 2017 and 2016, our operating expenses were as follows:

	For the year ended December 31,
	2017	2016
Expenses:
Direct costs	$4,638,710	$10,661,241
Distribution and marketing	1,111,994	11,322,616
Selling, general and administrative	3,156,097	1,225,464
Depreciation and amortization	1,254,643	20,225
Legal and professional	1,806,448	2,405,754
Payroll	11,550,078	1,462,589
Total expenses	$23,517,970	$27,097,889

Our operating expenses for the year ended December 31, 2017, other than distribution and marketing, include expenses related to entertainment publicity, as the 42West acquisition occurred on March 30, 2017.

Direct costs decreased by approximately $6.0 million for the year ended December 31, 2017 as compared to the prior year, primarily due to decreases in (i) amortization of capitalized production costs and (ii) impairment of capitalized production costs.  Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Since Max Steel was released in October of 2016, revenues were higher during 2016 as compared to 2017. As a result, we amortized $7.8 million of capitalized production costs during 2016 as compared to $3.4 million during 2017. In addition, we impaired approximately $2.0 million of capitalized production costs related to Max Steel during 2016, as compared to approximately $0.3 million of capitalized production costs related to Jack of all Tastes that were impaired during 2017. Entertainment publicity’s direct costs of services in the amount of $0.9 million are included in direct costs for the year ended December 31, 2017.

Distribution and marketing expenses decreased by approximately $10.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to P&A expenses, distributor fees and residuals related to the domestic release and distribution of Max Steel during 2016.

Selling, general and administrative expenses increased by approximately $1.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. $2.0 million of selling, general and administrative expenses for the year ended December 31, 2017 are attributable to our entertainment publicity business. This was offset by a decrease in selling, general and administrative expenses related to the content production business of approximately $0.5 million for the year ended December 31, 2017, as compared to year ended December 31, 2016 primarily attributable to (i) sublease of one of our LA offices during 2017; (ii) payments made to writer’s pension for the writer of one of our scripts during 2016; (iii) a charitable contribution of $0.1 million made during 2016; and (iv) selling costs for Max Steel of $0.2 million prior to its release in 2016. The savings were offset by an allowance for doubtful accounts in the amount of $0.2 million recorded during the year ended December 31, 2017.

Depreciation and amortization increased by approximately $1.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Amortization and depreciation for the year ended December 31, 2017 consisted primarily of (i) amortization of intangible assets related to the acquisition of 42West and (ii) $0.2 million attributable to the depreciation of the assets of 42West. The amortization and depreciation expense for the year ended December 31, 2016 did not include any depreciation or amortization for any of the assets of 42West or intangibles related to the acquisition of 42West.

Legal and professional fees for the year ended December 31, 2017 decreased by approximately $0.6 million as compared to the year ended December 31, 2016. Legal and professional fees attributable to our entertainment publicity business in the amount of $0.3 million are included in the balances for the year ended December 31, 2017. Legal and professional expenses related to the content production business decreased by approximately $0.9 million for the year ended December 31 2017, as compared to the same period in the prior year primarily due to (i) legal and consulting fees paid in 2016 related to the P&A financing for Max Steel; and (ii) termination of the services of several consultants during 2017 involved with the managing and financing of Max Steel as such services were no longer required.

Payroll expenses increased by approximately $10.1 million for the year ended December 31, 2017 as compared to the same period in the prior year. Payroll expenses attributable to our entertainment publicity business in the amount of approximately $10.3 million are included in the balances for the year ended December 31, 2017. Payroll expenses for the content production business decreased by approximately $0.5 million due to a reduction in employee headcount during 2017. We entered into separation agreements and paid severance of approximately $0.2 million to employees that had been terminated.

Other Income and Expenses

	For the year ended December 31,
	2017	2016
Other Income and expenses:
Other income	$—	$9,660
Change in fair value of warrant liability	9,018,359	2,195,542
Acquisition costs	(749,440)	—
Loss on disposal of furniture, office equipment and leasehold improvements	(28,025)	—
Change in fair value of put rights and contingent consideration	(2,301,914)	—
Warrant issuance expense	—	(7,372,593)
Extinguishment of debt	4,012,277	(9,601,933)
Interest expense	(1,594,940)	(4,718,091)
Total	$8,356,317	$(19,487,415)

For the year ended December 31, 2017, we recorded a gain on the extinguishment of debt of $4.0 million primarily due to the third-party guarantor to the prints and advertising loan paying $4.5 million to the lender to comply with its obligation under the financing agreements. This amount was offset by our backstop to the third-party guarantor of $0.6 million. By contrast, during the year ended December 31, 2016, we recorded a loss on extinguishment of debt of $9.6 million as a result of exchanging certain debt instruments for shares of our common stock. The debt was exchanged at a purchase price of $10.00 per share on dates when the market price of our common stock was between $12.00 and $13.98 per share resulting in a loss on extinguishment of debt.

We incurred approximately $0.7 million of acquisition costs consisting of legal, consulting and auditing costs related to our acquisition of 42West during the year ended December 31, 2017 that are classified as acquisition costs.

The fair value of the warrant liability decreased by approximately $9.0 million for the year ended December 31, 2017, resulting in a gain on the change in fair value. During 2016, certain warrants were issued that required derivative liability classification. We recorded the warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our consolidated statements of operation.

The fair value of put rights and contingent consideration related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of these liabilities is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights increased from the acquisition date to December 31, 2017 by $2.4 million. The sellers of 42West achieved their financial targets and earned the  contingent consideration of $9.3 million during the year ended December 31, 2017. During the year ended the fair value of the contingent consideration liability increased by $0.02 million from the date of acquisition. A number of shares to be issued became fixed and the contingent consideration was reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60.

Interest expense decreased by approximately $3.1 million for the year ended December 31, 2017, as compared to the same period in the prior year and was directly related to the extinguishment, during 2016, of loan and security agreements related to the First Group Film Funding, Second Group Film Funding and the Web Series Funding, each described under “Liquidity and Capital Resources” and loan amortization fees in the amount of $0.5 million reported for the year ended December 31, 2017.

During the year ended December 31, 2016, we issued warrants G, H and I and recorded a warrant issuance expense of approximately $7.4 million due to the fair value of the warrants on the date of issuance.

Net Income (Loss)

Net income was approximately $6.9 million or $0.72 per share based on 9,586,986 weighted average shares outstanding and $(2.1) million or $(0.20) per share based on 10,608,828 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2017. Net loss for common shareholders for the year ended December 31, 2016 was approximately $(42.4) million, after taking into account $5.2 million of deemed dividends to preferred shareholders, or $(9.66) per share based on 4,389,096 weighted average shares for the year ended December 31, 2016. Net income and net loss for the years ended December 31, 2017 and 2016, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Year ended December 31, 2017 as compared to year ended December 31, 2016

Cash flows provided by operating activities for the year ended December 31, 2017 were approximately $8.4 million compared to cash flows used by operating activities of approximately $15 million during the year ended December 31, 2016. The increase in cash provided by operating activities is primarily due to (i) collection of receivables from the motion picture Max Steel and (ii) collection of production tax incentives related to Max Steel that were both used to pay the debt incurred for the production and P&A for the release of the motion picture. In addition, during the year ended December 31, 2016, we used cash flows from operations of approximately $13 million for the prints and advertising and other expenses related to the release of Max Steel.

Cash flows provided by investing activities for the year ended December 31, 2017 were approximately $0.9 million as compared to $1.3 million of cash flows used by investing activities during the year ended December 31, 2016. The increase in cash provided by investing activities is mainly due to restricted cash that became available and was used to pay a portion of our debt offset by purchases of fixed assets in the amount of $0.2 million and payment of a working capital adjustment in the amount of $0.2 million related to the 42West acquisition.

Cash flows used for financing activities for the year ended December 31, 2017 were approximately $4.6 million as compared to $14.5 million of cash flows provided by financing activities during the year ended December 31, 2016. The increase in cash used for financing activities is primarily due to (i) the repayment of the debt incurred for the production and P&A for the release of Max Steel; (ii) repayment of two notes payable upon maturity and (iii) payment for put rights that were exercised by the sellers of 42West. During the year ended December 31, 2017, we generated cash flows from financing activities by (i) sales of our common stock and warrants, including sales pursuant to the Offering (as defined later); (ii) proceeds from the line of credit; (iii) proceeds from notes payable and (iv) advances from our CEO. We generated cash flows from financing activities for the year ended December 31, 2016 primarily from proceeds of loan and security agreements and the sale of our common stock.

As previously discussed, in connection with the 42West acquisition, we may be required to purchase from the sellers up to an aggregate of 1,187,094 of their shares of common stock at a price of $9.22 per share during certain specified exercise periods up until December 2020. On April 14, 2017, June 1, 2017, July 10, 2017, September 1, 2017 and October 10, 2017, the sellers of 42West exercised put options in the aggregate amount of 132,862 shares of common stock, which we purchased for aggregate consideration of approximately $1.2 million.

As of December 31, 2017 and 2016, we had cash available for working capital of approximately $5.3 million and approximately $0.7 million, respectively, and a working capital deficit of approximately $10.2 million and approximately $31.4 million, respectively.

These factors, along with an accumulated deficit of $92.9 million as of December 31, 2017, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts and we intend to obtain financing to produce one of them during 2018 and release it in 2019. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods. With the acquisition of 42West, we are currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community. There can be no assurance that we will be successful in selling these services to clients.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of December 31, 2017, our total debt was approximately $14.4 million and our total stockholders’ equity was approximately $6.1 million. Approximately $6.2 million of the total debt as of December 31, 2017 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $4.0 million of our indebtedness as of December 31, 2017 ($1.9 million outstanding under the prints and advertising loan agreement plus $2.1 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the Max Steel VIE. Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of December 31, 2017 were approximately $0.8 million and $1.8 million, net of $0.2 million allowance for doubtful accounts.

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

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, or Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement, or the P&A Loan, providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During the year ended December 31, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4,500,000 corporate guaranty from an unaffiliated party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender has retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of December 31, 2017 and 2016, we recorded a liability of $1,900,970 and $12,500,000, respectively, including the reserve, related to this agreement on our consolidated balance sheets. Approximately $11.0 million was recorded as distribution and marketing costs on our consolidated statement of operations for the year ended December 31, 2016, related to the release of the motion picture. On our consolidated statement of operations for the year ended December 31, 2016 we recorded (i) interest expense of $716,796 and (ii) a reduction of $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender. During the year ended December 31, 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop related to the guarantee. We have recorded a gain on the extinguishment of debt on our consolidated statement of operations of approximately $3.9 million for the year ended December 31, 2017. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holdings will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2017 was $0.8 million.

Production Service Agreement

During 2014, the Max Steel VIE, a variable interest entity (or VIE) created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.5 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of December 31, 2017 and 2016, we had outstanding balances of $2.1 million and $6.2 million, respectively, related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. In addition, we would impair the accounts receivable related to the foreign distribution agreements included as an asset on our balance sheet, which as of December 31, 2017 was approximately $0.7 million, net of allowance for doubtful accounts.

42West Line of Credit

42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017. The revolving note was not renewed. Upon closing of our acquisition of 42West, the line of credit had a balance of $500,000. On April 27, 2017, we drew an additional $250,000 from the line of credit to be used for working capital. City National Bank did not call the outstanding principal of the revolving note but on January 28, 2018, we paid the outstanding balance of $750,000 and satisfied in full our obligation under the revolving note.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit agreement under a revolving note. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our common stock, per the put agreements with the sellers.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement.  Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Credit Facility without penalty.

Promissory Notes

On November 30, 2017, we issued a promissory note that matures on January 15, 2019 to a lender and received $200,000. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On September 20, 2017, we issued a promissory note, maturing one year after issuance and bearing interest of 10% per annum, to an entity related to one of our directors, Allan Mayer, and received $150,000. On December 18, 2017, we repaid the principal and accrued interest in the amount of $151,875 to satisfy our obligation under the promissory note.

On June 14, 2017, we issued a promissory note that matures two years after issuance, to a lender and received $400,000. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum. We have a balance of $400,000 in noncurrent liabilities and accrued interest of $1,778 related to this promissory note payable as of December 31, 2017.

 On April 10 and April 18, 2017, we issued three promissory notes, maturing six months after issuance, to two separate lenders and received a total of $550,000. The notes bore interest at 10% per annum and could have been prepaid without any penalty. On October 10 and October 18, 2017, these three promissory notes matured. The lenders agreed to extend the maturity dates of these three promissory notes until December 15, 2017. The interest rate of one of the promissory notes in the amount of $250,000 increased for the period between October 18, 2017 and December 15, 2017, from 10% to 12%. All other provisions of the promissory notes remained unchanged. On December 28, 2017, we repaid the aggregate principal of $550,000 outstanding on these three notes plus accrued interest of $6,667.

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand. The proceeds from the notes were used for working capital.

We have a balance of $300,000 in current liabilities, a balance of $600,000 in noncurrent liabilities and accrued interest of $169,073 in other current liabilities related to these promissory notes payable as of December 31, 2017.

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

As of December 31, 2017 and 2016, we did not have any debt outstanding or accrued interest related to such equity finance agreements on our consolidated balance sheets.

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

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note. As of December 31, 2017 and 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our consolidated balance sheets.

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

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note. As of December 31, 2017 and 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our consolidated balance sheets.

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

Please see “Warrant J” below for a discussion of the satisfaction of the last remaining note. As of December 31, 2017 and 2016, we did not have any debt outstanding or accrued interest related to such loan and security agreements on our consolidated balance sheets.

Warrant J

On December 29, 2016, we entered into a debt exchange agreement with an investor that held the last remaining notes discussed above with the following balances:

Outstanding Balance
Notes:
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

April 2016 Subscription Agreements

On April 1, 2016, we entered into substantially identical subscription agreements with certain private investors, pursuant to which we issued and sold to the investors in a private placement an aggregate of 537,500 shares of common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $5,375,000 in the private placement. On March 31, 2016, we received $1,500,000, in advance for one of these agreements. The amount was recorded as noncurrent debt on our consolidated balance sheet. Under the terms of the April 2016 subscription agreements, each investor had the option to purchase additional shares of common stock at the purchase price, not to exceed the number of such investor’s initial number of subscribed shares, during each of the second, third and fourth quarters of 2016. One investor delivered notices of its election to purchase shares on each of June 28, 2016 and October 13, 2016 and we issued (i) 50,000 shares for an aggregate purchase price of $0.5 million and (ii) 60,000 shares for an aggregate purchase price of $0.6 million, respectively.

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

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the membership interest of one of its members. Pursuant to the agreement, the outstanding principal was payable immediately if 42West sold, assigned, transferred, or otherwise disposed of all or substantially all of its assets and/or business prior to December 31, 2018. In connection with our acquisition of 42West, payment of this redemption was accelerated, with $300,000 paid in April 2017, and the remaining $225,000 paid in January 2018.

2017 Public Offering

On December 26, 2017, in an underwritten registered public offering, we sold 1,215,000 units at a public offering price of $4.13 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $4.74 per share.  The net proceeds of the Offering were approximately $4.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Pursuant to the underwriting agreement, we issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters in the Offering. In January 2018, the underwriters exercised their over-allotment option with respect to 20,750 shares of common stock and 175,750 warrants and we received proceeds of $81,043.69.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs. Our management evaluates unamortized production costs for impairment whenever there is an event that may signal that the fair value of the unamortized production costs are below their carrying value. One example that may trigger this type of analysis is the under-performance in the domestic box office of a feature film. For digital productions this analysis may occur if we are unable to secure sufficient advertising revenue for our web series. We typically perform an impairment analysis using a discounted cash flow method. Any write-down resulting from an impairment analysis is included in direct costs within our consolidated statements of operations. For the years ended December 31, 2017 and 2016, we impaired approximately $0.3 million and $2.1 million, respectively of capitalized production costs.

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

We measured (i) the Series G, H, I, J and K warrants we issued in 2016 at fair value in the consolidated financial statements as of and for the year ended December 31, 2016, using inputs classified as “level 3” of the fair value hierarchy and (ii) the Series G, H, and I warrants we issued in 2016 at fair value in the consolidated financial statements as of and for the year ended December 31, 2017, using inputs classified as “level 3” of the fair value hierarchy. We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities.

We select a valuation technique to measure “level 3” fair values that we believe is appropriate in the circumstances. In the case of measuring (i) the fair value of the Series G, H, I, J and K warrants at December 31, 2016 and for the year then ended and (ii) the fair value of Series G, H, and I warrants we issued in 2016 at fair value in the consolidated financial statements as of and for the year ended December 31, 2017, due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the warrants, we decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the Series G, H, I, J and K warrants at December 31, 2016 are as follows:

	As of December 31, 2016
Inputs	Series G	Series H	Series I	Series J	Series K
Volatility(1)	63.6%	79.1%	70.8%	65.8%	65.8%
Expected term (years)	1.08	2.08	3.08	4	4
Risk free interest rate	.879%	1.223%	1.489%	1.699%	1.699%
Common stock price	$12.00	$12.00	$12.00	$12.00	$12.00
Exercise price	$10.00	$12.00	$14.00	$.03	$.03

———————

(1)

“Level 3” input.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the Series G, H, and I warrants at December 31, 2017 are as follows:

	As of December 31, 2017
Inputs	Series G	Series H	Series I
Volatility(1)	68.3%	68.3%	67.1%
Expected term (years)	1.08	1.08	2.08
Risk free interest rate	1.771%	1.771%	1.898%
Common stock price	$3.60	$3.60	$3.60
Exercise price	$4.12	$4.12	$4.12

———————

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares received as consideration for their membership interest of 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 136,957 of their shares received in April 2017, to be received (i) in July 2018 and (ii) earned from the earn out consideration. Since these put agreements were entered into in 2018, they were not included in the fair value measurements described below. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the year ended December 31, 2017, we purchased 132,859 shares of common stock for an aggregate amount of $1,225,000 from the sellers.

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

We determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of December 31, 2017
Equity Volatility estimate	75%	105.0%
Discount rate based on US Treasury obligations	0.12%-1.70%	1.50%-1.99%

Contingent Consideration

During 2017, the sellers of 42West earned approximately $9.3 million (1,012,292 shares of our common stock) as a result of achievement of adjusted EBITDA targets based on operations of 42West. Such additional consideration will be paid in three annual installments.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration was initially measured as of the acquisition date (March 30, 2017) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations. During the year ended December 31, 2017, the sellers of 42West achieved the adjusted EBITDA targets and earned the additional consideration. A number of shares to be issued became fixed, the contingent consideration has been reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60.

On March 30, 2017, we determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of Acquisition (March 30, 2017)
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.03% -1.55%
Annual Asset Volatility Estimate	72.5%
Estimated EBITDA	$3,600,000 - $3,900,000

Since derivative financial instruments, such as the Series G, H and I warrants, and the put rights and contingent consideration are initially and subsequently carried at fair values, our income or loss will reflect the volatility in changes to these estimates and assumptions. The fair value of these derivative financial instruments is sensitive to changes at each valuation date in our common stock price, the volatility rate assumption, the exercise price and discount rates, which could change if we were to do a dilutive future financing.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the consolidated financial statements included elsewhere in this 2017 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this 2017 Form 10-K contain “forward-looking statements” for purposes of federal and state securities laws. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this 2017 Form 10-K contains forward-looking statements regarding:

•

our expectations regarding the potential benefits and synergies we can derive from our acquisitions;

•

our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;

•

our beliefs regarding our competitive advantages;

•

our expectations regarding increased movie marketing budgets at several large key clients and the impact of such increased budgets on revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years;

•

our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;

•

our beliefs regarding the drivers of growth in 42West’s Strategic Communications division, the timing of such anticipated growth trend and its resulting impact on the overall revenue mix of 42West;

•

our intention to expand into television production in the near future;

•

our belief regarding the transferability of 42West’s skills and experience to related business sectors and our intention to expand our involvement in those areas;

•

our intention to grow and diversify our portfolio of film and digital content and our beliefs regarding our strategies to accomplish such growth and diversification;

•

our beliefs regarding the impact of our strategic focus on content and creation of innovative content distribution strategies on our competitive position in the industry, use of capital, growth and long-term shareholder value;

•

our plan to balance our financial risks against the probability of commercial success for each project;

•

our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;

•

our expectations concerning our ability to derive future cash flows and revenues from the production, release and advertising of future web series on online platforms, and the timing of receipt of such cash flows and revenues;

•

our expectations concerning the timing of production and release of future feature films and digital projects, our intention to obtain financing for such projects and our target demographics;

•

our intention to source potential distribution partners for our web series, South Beach – Fever, and to enter into distribution agreements for future digital productions;

•

our expectation that we will continue to receive revenues from our motion picture, Max Steel from (i) international revenues expected to be derived through license agreements with international distributors and (ii) other secondary distribution revenues;

•

our intention to use our purchased scripts for future motion picture and digital productions;

•

our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;

•

our belief that the only recourse to the lenders under the production service agreement and prints and advertising loan is to foreclose on the collateral securing the loans, which consists of the copyright for Max Steel;

•

our beliefs regarding the outcome of litigation to which we are a party, that arise in the ordinary course of business; and

•

our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to realize the anticipated benefits of the 42West acquisition, including synergies, expanded interrelated service offerings, growth and increased revenues;

•

our ability to accurately predict 42West’s clients’ acceptance of our differentiated business model that offers interrelated services;

•

our ability to profitably exploit the transferability of 42West’s skills and experience to related business sectors;

•

our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;

•

our ability to accurately interpret trends and predict future demand in the digital media and film industries;

•

our ability to repay our loans under the production service agreement and prints and advertising loan in accordance with the terms of the agreements so that we will be able to continue to receive revenues from Max Steel;

•

our ability to comply with terms and covenants in our revolving credit line;

•

unable to maintain compliance with Nasdaq listing requirements;

•

the ability of the lenders under the production service agreement and prints and advertising loan to successfully assert that we are liable to them for the payment of our subsidiary’s or Max Steel VIE’s debt;

•

adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact 42West’s operations and ability to generate revenues;

•

loss of a significant number of 42West clients;

•

the ability of key 42West clients to increase their movie marketing budgets as anticipated;

•

our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;

•

uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;

•

lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products sectors;

•

unpredictability of the commercial success of our current and future web series and motion pictures;

•

economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;

•

our ability to identify, produce and develop online digital entertainment and motion pictures that meet industry and customer demand;

•

competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;

•

our ability to attract and/or retain the highly specialized services of the 42West executives and employees and our CEO;

•

availability of financing from our CEO and other investors under favorable terms;

•

our ability to adequately address material weaknesses in internal control over financial reporting; and

•

uncertainties regarding the outcome of pending litigation.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this 2017 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this 2017 Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements, except as otherwise required by applicable law.  We can give no assurance that such forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Any public statements or disclosures made by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our CEO and CFO, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 Internal Control —Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2017, due to the following material weaknesses that were identified in previous years:

•

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered accounting firm reported to our board of directors that they determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.

-

There is no documented fraud risk assessment or risk management oversight function.

-

There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.

-

There is no documented process to monitor and remediate deficiencies in internal controls.

After a review of our current entity level control environment, management concluded that the above deficiencies represented a material weakness.

•

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered accounting firm reported to our board of directors that they observed inadequate documented review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations, complex transactions and journal entries that they considered to be a material weakness in internal control. Specifically:

-

There are no documented period end closing procedures, specifically none that detail the individuals that are responsible for preparation, review and approval of period end close functions.

-

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

•

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2017, our independent registered accounting firm reported to our board of directors that they observed inadequate segregation of duties within the accounting process including the following:

-

One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secured location.

-

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2018, under the direction of our board of directors, as follows:

•

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

•

We plan to document all significant accounting policies and ensure that the accounting policies are in accordance with GAAP and that internal controls are designed effectively to ensure that the financial information is properly reported.

•

We plan to implement a higher standard for document retention and support for all items related to revenue recognition. All revenue arrangements that are entered into by us will be evaluated under the applicable revenue guidance and Management should document its position based on the facts and circumstances of each agreement.

•

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

•

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

Changes in Internal Controls

During the year ended December 31, 2017, we implemented the following procedures to remediate some of the material weaknesses in internal controls:

•

Management prepared a budget for 2018 by which to monitor expected revenues and expenses;

•

We implemented a procedure whereby the journal entries and balance sheet reconciliation, other than cash, are reviewed and approved by the CEO;

•

The CFO reviews and approves the bank reconciliation prepared by an accounting clerk that is not involved with the accounts receivable or accounts payable functions; and

•

We hired the services of outside consultants to assist in assessing the proper accounting treatment of certain transactions.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2017 Form 10-K an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

We have adopted a Code of Ethics applicable to our senior financial officers that is located on our internet website at www.dolphinentertainment.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this 2017 Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference

2.1	Agreement and Plan of Merger, dated as of October 14, 2015, by and among the Company, DDM Merger Sub, Inc., Dolphin Films, Inc. and Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on October 19, 2015.

2.2	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.*	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed on September 19, 2017.

3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.

4.1	Registration Rights Agreement, dated as of March 30, 2017; by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

4.2	Warrant Purchase Agreement, dated as of November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.2(a)	Form of Common Stock Purchase Warrant G.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.2(b)	Form of Common Stock Purchase Warrant H.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.2(c)	Form of Common Stock Purchase Warrant I.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.2(d)	Form of Common Stock Purchase Warrant F.	Incorporated herein by reference to Exhibit 4.2(d) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

4.2(e)	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.2(e) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

4.3	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.6 to Current Report on Form 8-K, filed on January 5, 2017.

4.4	Form of Warrant (attached as Exhibit A to Form of Warrant Agency Agreement).	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.

4.5	Warrant Agency Agreement, dated as of December 20, 2017, by and between the Company and Nevada Agency and Transfer Company.	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.

4.6	Form of Underwriters’ Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.

4.7	Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.

10.1	Amendment to Preferred Stock Purchase Agreement, dated as of December 30, 2010, between the Company and T Squared Investment LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2011.

10.2	Preferred Stock Exchange Agreement, dated as of October 16, 2015, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on October 19, 2015.

10.3	Executive Employment Agreement, dated as of September 13, 2012, between the Company and William O’Dowd.†	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 19, 2012.

10.4	Executive Employment Agreement Letter of Extension, dated as of December 31, 2014.†	Incorporated herein by reference to Exhibit 10.4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.5	Revolving Promissory Note, dated as of December 31, 2011, in favor of William O’Dowd.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.6	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.7	Form of Equity Purchase Agreement.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.8	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.9	Form of Convertible Note.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.

10.10	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

10.11	Subscription Agreement, dated as of March 4, 2016, between the Company and Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on March 11, 2016.

10.12	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2016.

10.13	Form of Debt Exchange Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2016.

10.14	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on June 28, 2016.

10.15	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 08, 2017.

10.16	Executive Employment Agreement, dated as of March 30, 2017, by and between the Company and Allan Mayer.†	Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

10.17	Put Agreement, dated as of March 30, 2017, by and among the Company and Alan Mayer and William O’Dowd, IV and 42West, LLC, as guarantors.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.

10.18	Promissory Note, dated September 20, 2017, in favor of the Mayer-Vogel Trust.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.

10.19	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.

21.1	List of Subsidiaries of the Company.	Filed herewith.

23.1	Consent of BDO USA, LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 6, 2018	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: April 6, 2018	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 6, 2018
William O’Dowd, IV
/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 6, 2018
Mirta A Negrini
/s/ Michael Espensen	Director	April 6, 2018
Michael Espensen
/s/ Nelson Famadas	Director	April 6, 2018
Nelson Famadas
/s/ Allan Mayer	Director	April 6, 2018
Allan Mayer
/s/ Justo Pozo	Director	April 6, 2018
Justo Pozo
/s/ Nicholas Stanham	Director	April 6, 2018
Nicholas Stanham

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc. (formerly known as Dolphin Digital Media, Inc.)
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dolphin Entertainment, Inc. and subsidiaries

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years then ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations from prior years, has an accumulated deficit, and a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2014.

Miami, Florida

April 6, 2018

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2017 and 2016

	2017	2016
ASSETS
Current
Cash and cash equivalents	$5,296,873	$662,546
Restricted cash	—	1,250,000
Accounts receivable, net of allowance for doubtful accounts of $366,277 and $0, respectively	3,700,618	3,668,646
Other current assets	422,118	2,665,781
Total current assets	9,419,609	8,246,973

Capitalized production costs	1,075,645	4,654,013
Intangible assets, net of $1,043,255 of amortization	8,506,745	—
Goodwill	12,778,860	—
Property, equipment and leasehold improvements	1,110,776	35,188
Investments	220,000	—
Deposits	485,508	1,261,067
Total Assets	$33,597,143	$14,197,241
LIABILITIES
Current
Accounts payable	$1,097,006	$677,249
Other current liabilities	6,487,819	2,958,523
Line of credit	750,000	—
Put Rights	2,446,216	—
Warrant liability	—	14,011,254
Accrued compensation	2,500,000	2,250,000
Debt	3,987,220	18,743,069
Loan from related party	1,708,874	684,326
Deferred revenue	48,449	46,681
Convertible notes payable	800,000	—
Note payable	300,000	300,000
Total current liabilities	20,125,584	39,671,102
Noncurrent
Warrant liability	1,441,831	6,393,936
Put Rights	3,779,794	—
Convertible notes payable	75,000	—
Note payable	600,000	—
Deferred tax	187,537	—
Other noncurrent liabilities	1,311,040	—
Total noncurrent liabilities	7,395,202	6,393,936
Total Liabilities	27,520,786	46,065,038
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.015 par value, 200,000,000 shares authorized, 10,565,789 and 7,197,761, respectively, issued and outstanding at December 31, 2017 and 2016.	158,487	107,967
Preferred Stock, Series C, $0.001 par value, 50,000, 50,000 at December 31, 2017 and 2016	1,000	1,000
Additional paid in capital	98,816,550	67,835,440
Accumulated deficit	(92,899,680)	(99,812,204)
Total Stockholders' Equity (Deficit)	$6,076,357	$(31,867,797)
Total Liabilities and Stockholders' Equity (Deficit)	$33,597,143	$14,197,241

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2017 and 2016

	2017	2016

Revenues:
Entertainment publicity	$16,458,929	$—
Production and distribution	5,954,115	9,367,222
Membership	—	28,403
Total revenues	22,413,044	9,395,625

Expenses:
Direct costs	4,638,710	10,661,241
Distribution and marketing	1,111,994	11,322,616
Selling, general and administrative	3,156,097	1,225,464
Depreciation and amortization	1,254,643	20,225
Legal and professional	1,806,448	2,405,754
Payroll	11,550,078	1,462,589
Total expenses	23,517,970	27,097,889
Loss before other expenses	(1,104,926)	(17,702,264)

Other Income (Expenses):
Other income	—	9,660
Extinguishment of debt	4,012,277	(9,601,933)
Acquisition costs	(749,440)	—
Loss on disposal of furniture, office equipment and leasehold improvements	(28,025)	—
Warrant issuance expense	—	(7,372,593)
Change in fair value of warrant liability	9,018,359	2,195,542
Change in fair value of put rights and contingent consideration	(2,301,914)	—
Interest expense	(1,594,940)	(4,718,091)
Total other income (expense)	8,356,317	(19,487,415)
Income (loss) before income taxes	$7,251,391	$(37,189,679)
Income taxes	338,867	—
Net income (loss)	$6,912,524	$(37,189,679)
Deemed dividend on preferred stock	—	5,247,227
Net income (loss) attributable to common shareholders	$6,912,524	$(42,436,906)

Income (Loss) per Share:
Basic	$0.72	$(9.66)
Diluted	$(0.20)	$(9.66)
Weighted average number of shares used in per share calculation
Basic	9,586,986	4,389,096
Diluted	10,608,828	4,389,096

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,912,524	$(37,189,679)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,254,643	20,225
Amortization of capitalized production costs	3,356,785	7,822,549
Impairment of capitalized production costs	269,444	2,075,000
Bad debt	330,714	—
Loss on extinguishment of debt	2,723	9,601,933
Warrant issuance	—	7,394,850
Loss on disposal of fixed assets	28,025	—
Change in fair value of warrant liability	(9,018,359)	(2,195,542)
Change in fair value of put rights and contingent consideration	2,443,261	—
Stock based compensation (2017 Plan)	330,065	—
Gain on extinguishment of debt	(4,500,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,343,958	(3,668,646)
Other current assets	2,243,667	—
Prepaid expenses	—	161,250
Related party receivable	—	72,518
Capitalized production costs	(47,861)	619,206
Deposits	821,122	(863,998)
Deferred revenue	1,768	(1,371,687)
Accrued compensation	250,000	185,000
Accounts payable	381,521	(1,393,296)
Deferred tax	187,537	—
Other current liabilities	1,260,641	3,757,873
Other noncurrent liabilities	507,371	—
Net Cash Provided by (Used in) Operating Activities	8,359,549	(14,972,444)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,250,000	(1,250,000)
Payment of working capital adjustment (42West)	(185,031)	—
Purchase of fixed assets	(227,040)	—
Acquisition of 42West, net of cash acquired	13,626	—
Net Cash Provided by (Used in) Investing Activities	851,555	(1,250,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and security agreements	—	12,500,000
Repayment of loan and security agreements	—	(410,000)
Warrant	—	50,000
Proceeds from the sale of common stock	500,000	7,500,000
Proceeds from the sale of common stock and warrants (unit) in Offering	3,945,284	—
Proceeds from line of credit	750,000	—
Proceeds from notes payable	2,175,000	—
Repayment of notes payable	(700,000)	—
Repayment of debt	(10,255,849)	(4,263,602)
Employee shares withheld for taxes	(481,546)	—
Proceeds from the exercise of warrants	35,100	—
Exercise of put rights	(1,225,000)	—
Advances from related party	1,388,000	320,000
Repayment to related party	(707,766)	(1,204,093)
Net Cash Provided by (Used in) Financing Activities	(4,576,777)	14,492,305
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,634,327	(1,730,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	662,546	2,392,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,296,873	$662,546

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2017 and 2016

	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$77,263	$156,666

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of related party debt and interest to shares of common stock	$—	$3,073,410
Conversion of debt into shares of common stock	$—	$3,164,000
Conversion of loan and security agreements, including interest, into shares of common stock	$—	$22,091,388
Conversion of loan and security agreements converted to warrants to purchase shares of common stock	$—	$7,034,990
Payment of certain accounts payable with shares of common stock	$58,885	$—
Issuance of shares of Common Stock pursuant to 2017 Plan	$330,065	$—
Issuance of shares of Common Stock related to the 42West Acquisition	$14,320,351	$—

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2017 and 2016

								Total
					Additional			Stockholders
	Preferred Stock		Common Stock		Paid-in	Noncontrolling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	(Deficit)
Balance December 31, 2015	217,150	$232,043	2,047,309	$30,709	$26,510,949	$2,977,808	$(62,615,428)	$(32,863,918)
Net loss for the year ended December 31, 2016	—	—	—	—	—	—	(37,189,679)	(37,189,679)
Income attributable to the noncontrolling interest	—	—	—	—	—	7,097	(7,097)	—
Return of capital to noncontrolling member	—	—	—	—	—	(14,200)	—	(14,200)
Acquisition of 25% interest in Dolphin Kids Clubs LLC	—	—	—	—	(921,122)	(2,970,705)	—	(3,891,827)
Issuance of common stock during the year ended December 31, 2016	—	—	187,572	2,814	1,872,189	—	—	1,875,003
Extinguishment of debt at a price of $5.00	—	—	3,078,980	46,185	37,236,640	—	—	37,282,824
Issuance of common stock for convertible debt	—	—	316,400	4,746	3,159,254	—	—	3,164,000
Preferred stock dividend related to exchange of Series A for Series B Preferred Stock	50,000	100,000	—	—	(5,227,247)	—	—	(5,127,247)
Issuance and conversion of Series B Preferred	(165,000)	(330,000)	1,567,500	23,513	6,246,734	—	—	5,940,247
Retirement of Series A Preferred	(52,150)	(1,043)	—	—	(1,041,957)	—	—	(1,043,000)
Balance December 31, 2016	50,000	$1,000	7,197,761	$107,967	$67,835,440	$—	$(99,812,204)	$(31,867,797)
Net income for the year ended December 31, 2017	—	—	—	—	—	—	6,912,524	6,912,524
Sale of common stock during the year ended December 31, 2017	—	—	50,000	750	499,250	—	—	500,000
Sale of common stock and warrants (unit) through an offering pursuant to a Registration Statement on Form S-1	—	—	1,215,000	18,225	3,927,059	—	—	3,945,284
Issuance of shares from partial exercise of Warrant E and exercise of Warrants J and K	—	—	1,332,885	19,993	9,960,107	—	—	9,980,100
Issuance of shares for payment of services	—	—	6,140	92	61,487	—	—	61,579
Issuance of shares related to acquisition of 42West	—	—	837,415	12,562	14,307,789	—	—	14,320,351
Shares issuable for contingent consideration	—	—	—	—	3,644,251	—	—	3,644,251
Shares issued per equity compensation plan	—	—	59,320	890	329,175	—	—	330,065
Shares retired from exercise of puts	—	—	(132,859)	(1,993)	(1,748,007)	—	—	(1,750,000)
Effect of reverse stock split on cumulative amount of par value	—	—	127	1	(1)	—	—	—
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$—	$(92,899,680)	$6,076,357

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a leading independent entertainment marketing and premium content development company. Through its recent acquisition of 42West, LLC (“42West”) the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers, recording artist, athletes and authors. The strategic acquisition of 42West brings together premium marketing services with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

The accompanying consolidated financial statements include the accounts of Dolphin, and all of its wholly-owned and majority-owned and controlled subsidiaries, including Dolphin Films, Inc. (“Dolphin Films”), Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

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

On May 9, 2016, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effectuate a 1-to-20 reverse stock split. The reverse stock split was approved by the Board of Directors and a majority of the Company’s shareholders and became effective May 10, 2016. The number of shares of common stock in the accompanying audited consolidated financial statements and all related footnotes has been adjusted to retrospectively reflect the reverse stock split.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust (the “Sellers”). Pursuant to the Purchase Agreement, the Company acquired from the Sellers 100% of the membership interests of 42West, and 42West became a wholly owned subsidiary of the Company (the “42West Acquisition”). The consideration paid by the Company in connection with the 42West Acquisition was approximately $18.7 million in shares of common stock of the Company, par value $0.015 (the “Common Stock”), based on the Common Stock’s 30-trading-day average stock price prior to the closing date of $9.22 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential for the sellers to earn up to approximately 1.0 million additional shares of Common Stock based on achieving certain financial targets that were achieved during the year ended December 31, 2017. See Note 4 for additional information regarding the acquisition.

On June 29, 2017, the Company’s shareholders approved a change in the name of the Company to Dolphin Entertainment, Inc. Effective July 6, 2017, the Company amended its Articles of Incorporation to (i) change the Company’s name to Dolphin Entertainment, Inc.; (ii) cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock; (iii) reduce the number of Series C Convertible Preferred Stock outstanding in light of the 1-to-20 reverse stock split from 1,000,000 to 50,000 shares; and (iv) clarify the voting rights of the Series C Convertible Preferred Stock that, except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On September 13, 2017, the Company filed with the Florida Department of State Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation to effectuate a reverse stock split of the Company’s Common Stock, on a two (2) old for one (1) new basis (the “Reverse Stock Split”), providing that the Reverse Stock Split would become effective under Florida law on September 14, 2017. Immediately after the Reverse Stock Split the number of authorized shares of Common Stock was reduced from 400,000,000 shares to 200,000,000. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of Common Stock. Shareholder approval of the Reverse Stock Split was not required. All consolidated financial statements and per share amounts have been retroactively adjusted for the above amendment to authorized shares and the reverse stock split.

On December 20, 2017, the Company’s Registration Statement on Form S-1 was declared effective by the SEC for our underwritten registered offering (the “2017 Public Offering”) of common stock and warrants. The Company’s shares of Common Stock started trading on the Nasdaq Capital Market on December 21, 2017, and the transaction formally closed on December 26, 2017. In connection with the 2017 Public Offering, the Company sold an aggregate of 1,215,000 units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a purchase price of $4.74 per share. Each warrant expires three years following the date of issuance. The aggregate net proceeds received by the Company from the 2017 Public Offering, net of underwriting discounts and commissions and offering expenses, were $4.2 million.

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included Max Steel Productions, LLC formed on July 8, 2013 in the State of Florida and JB Believe, LLC formed on December 4, 2012 in the State of Florida in its consolidated financial statements as VIE’s.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity U.S generally accepted accounting principles (“U.S. GAAP”) and contemplate the continuation of the Company as a going concern. Although the Company has net income of $6,912,524 for the year ended December 31, 2017, it incurred losses of $37,189,679 for the year ended December 31, 2016. The Company has recorded accumulated deficit of $92,899,680 and $99,812,204, respectively and a working capital deficit of $10,705,975 and $31,424,129, respectively, as of December 31, 2017 and 2016 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from private investors, proceeds from debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into the Company’s Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts and intends to obtain financing to produce one of the scripts during 2018 and release it in 2019. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. With the acquisition of 42West, the Company is currently exploring opportunities to expand the services currently being offered by 42West to the entertainment community and reducing expenses by identifying certain costs that can be combined with the Company’s. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. The Company has filed a Form S-3 with the Securities and Exchange Commission under which it may sell up to $30,000,000 of equity securities. There can be no assurance that the Company will be successful in selling equity securities to raise additional funds.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Statement of Comprehensive Income

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented.

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits at financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held as collateral required under the Company’s loan and security agreement. Proceeds from this loan were used for the distribution and marketing costs of the Company’s feature film. See Note 8 for further discussion. As of December 31, 2016, the Company maintained $1,250,000 in a separate bank account restricted for this purpose. The funds were disbursed to the lender during 2017.

Contracts in the Company’s Equity

From time to time, the Company issues contracts related to its own equity securities, such as warrants and convertible notes. The Company evaluates whether a standalone contract (such as a warrant), or an embedded feature of a contract (such as the conversion feature of a convertible note) should be classified in stockholders’ deficit or as a liability in the Company’s consolidated balance sheet. The determination is made in accordance with the requirements of ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815).

A warrant is classified as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or contains certain provisions that may alter either the number of shares issuable under the warrant or the exercise price of the warrant, including, among other things, a provision that could require a reduction to the then current exercise price each time the Company subsequently issues equity, warrants, and/or conversion options at less than the current conversion price (also known as a full ratchet down round provision). If a warrant is not indexed to the Company’s equity, it must be classified as a derivative liability.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The classification of a warrant or conversion feature must be reassessed at each financial reporting date, as a change in circumstances may necessitate reclassification of the warrant or conversion feature. The Company has classified certain warrants issued during 2016 as derivative liabilities due to the existence of full-ratchet down round provisions in the warrants see Note 17. Certain warrants issued during 2017 have been classified as equity.

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

Revenue Recognition

Entertainment publicity

Entertainment Publicity revenue consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. The revenues are directly dependent upon the publicity and corporate communications requirements of the Company’s existing clients and its ability to win new clients. The Company’s revenue from this segment is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of its clients, with a higher demand for project work prior to award season (e.g. The Academy Awards) that is typically completed during the fourth quarter. As is customary in the industry, the agreements with the clients generally provide for termination by either party on relatively short notice, usually 30 days. Some of the contracts may include incentive compensation for our clients’ nominations of certain Academy Awards. Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

Content production

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company is responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors. Generally, these payments are dependent on the performance of the motion picture or web series and are based on factors such as total revenue as defined per each of the participation agreements. The Company is also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement. The Company has entered into a fifteen year distribution agreement for its motion picture, Max Steel. As provided in the agreement, the distributor has entered into a distribution assumption agreement with the guilds to pay the residuals from gross revenues. Upon expiration of the term of the agreement, and nonrenewal, the Company will be responsible for making the payments directly. These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in production expense within the consolidated statements of operations. For the year ended December 31, 2016, the Company amortized $7,822,549 of capitalized production costs related to Max Steel and impaired $2,075,000 of capitalized production costs to present the capitalized production costs at fair value. During the year ended December 31, 2017, the Company amortized $3,356,785 of capitalized production costs related to the revenues earned for its feature film and impaired $269,444 of capitalized production costs for a digital project that was below the fair value.

Investment

Investment represents an investment in equity securities of The Virtual Reality Company (“VRC”), a privately held company. The Company’s $220,000 investment in VRC represents less than a 1% noncontrolling ownership interest in VRC and there is no market for VRC’s common stock. Accordingly, the Company accounts for its investment under the cost method. Under the cost method, the investor’s share of earnings or losses is not included in the balance sheet or statement of operations. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the investor only to the extent distributed by the investee as dividends. However, impairment charges are recognized in the statement of operations, if factors come to our attention that indicate that a decrease in value of the investment has occurred that is other than temporary.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs, there were no impairment charges for long lived assets during the years ended December 31, 2017 and 2016.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $211,138 and $20,226, respectively for the years ended December 31, 2017 and 2016. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

Intangible assets

In connection with the acquisition of 42West on March 30, 2017, the Company acquired an estimated $9,110,000 of intangible assets with finite useful lives initially estimated to range from 3 to 14 years. The Company also acquired a favorable lease intangible asset related to the lease agreement of our California office in the amount of $440,000 that will be amortized over the remaining term of the lease. Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

In connection with the acquisition of 42West on March 30, 2017 (See Note 4), the Company recorded a provisional amount of $13,996,337 of goodwill, which management has assigned to the Entertainment Publicity reporting unit. During the nine months between the date of acquisition and December 31, 2017, the Company decreased goodwill in the amount of $1,217,477 to record a working capital adjustment, as provided for in the 42West purchase agreement, record the favorable lease intangible asset and adjust the fair value of certain liabilities as of the acquisition date. These adjustments were considered measurement period adjustments as they related to conditions on the acquisition date. The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company classified certain warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions (see Notes 11 and 17). The Company also had equity classified warrants outstanding at December 31, 2017 and 2016 (see Note 17).

Convertible Debt and Convertible Preferred Stock

When the Company issues convertible debt or convertible preferred stock, it evaluates the balance sheet classification to determine whether the instrument should be classified either as debt or equity, and whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company had no outstanding convertible debt or convertible preferred stock which contain a conversion feature that is accounted for either as a derivative or a beneficial conversion feature at either December 31, 2017 or 2016 or during the years then ended.

Stock based compensation

In connection with the 42West Acquisition, the Company issued 59,320 shares of restricted Common Stock to certain employees. The shares were issued pursuant the Company’s 2017 Plan. The shares of restricted stock were issued on August 21, 2017 and vested six months after issuance on February 21, 2018. The Company recognized compensation expense related to the restricted stock based on the number of employees who received the shares and were still employed by the Company at December 31, 2017 at the market price of the shares on grant date (August 21, 2017). For the year ended December 31, 2017, the Company recorded $329,967 in its consolidated statement of operation related to stock based compensation.

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

To account for the acquisition of 42West that occurred on March 30, 2017, the Company made a number of fair value measurements related to the different forms of consideration paid for 42West and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Notes 4 and 11 for further discussion and disclosures. Certain warrants issued on December 26, 2017 were measured using the market price of the warrants on that date. Certain warrants issued in 2016 are also measured and carried at fair value on a recurring basis in the consolidated financial statements. See Note 11 for disclosures regarding those fair value measurements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Earnings (Loss) Per Share

Basic earnings (loss) per share available to the Company’s common stock shareholders equals net income or loss available to common stock shareholders divided by the weighted-average number of common shares outstanding for the applicable period.

Diluted earnings per share equals net income available common stock stockholders divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. Diluted earnings per share reflects the potential dilution that would occur if certain potentially dilutive instruments were exercised. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later) and the incremental shares are included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise. These proceeds are then assumed to be used to purchase common stock at the average market price of the Company’s common stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Potentially dilutive instruments are not included in the computation of loss per share because their inclusion is anti-dilutive.

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

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000. Additionally, substantially all of the production revenue for the years ended December 31, 2017 and 2016 were derived from one production.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.  These changes did not affect the equity or previously reported net losses.

Business Segments

The Company operates the following business segments:

1)

Entertainment Publicity Division (“EPD”) – This segment primarily provides talent entertainment and targeted marketing, and strategic communication services through 42West. The Company derived a majority of its revenues for 2017 from this segment.

2)

Content Production Division (“CPD”) – This segment produces original motion picture and digital content.  For the year ended December 31, 2016, the Company derived a majority of its revenues from this segment from the domestic and international distribution of its motion picture, Max Steel. Revenues from this segment declined significantly for 2017 as compared to 2016 due to reduced revenues from Max Steel.

See Note 19 for Segment Reporting for the year ended December 31, 2017.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company substantially completed its assessment of the impact of ASC 606 and adopted ASC 606, following the modified retrospective approach, as of January 1, 2018.  The Company’s assessment included examination of the following areas of the new standard:

Variable Consideration: The Company is entitled to royalties from certain international distributors based on the sales made by these distributors after recoupment of a minimum guarantee. The Company is also entitled to certain bonus payments if certain of their clients receive awards as specified in the engagement contracts. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. The Company determined that royalties from the international distributors would be subject to the sales-based royalty exception, that allows the revenue to be recognized only when the later of the following events occurs; (i) the subsequent sale occurs; and (ii) the performance obligation to which the sales-based royalty has been allocated has been satisfied. For the bonus payments available to the Company if its clients are either nominated or receive awards, the Company determined that the revenue should not be recognized prior to the time the nomination or award is announced since this type of revenue is highly susceptible to factors outside of the Company’s influence.

Principal vs. Agent: The new standard includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company evaluated the principal vs. agent in both our entertainment publicity business and our content production and distribution business and determined that for the existing contracts, the Company acted as the principal. The Company had previously recorded these contracts as a principal so there will not be an adjustment related to this area.

Functional vs Symbolic Intellectual Property: The new standard includes guidance on how to recognize revenue depending on whether the intellectual property is functional or symbolic. The Company licenses its completed motion picture to distributors.  This type of intellectual property is considered functional intellectual property since it has significant standalone functionality, that is the consumer can begin using the intellectual property without additional support or changes.  Revenues from the licensing of functional intellectual property are to be recognized once the intellectual property is available to the customer and license period has begun.

Performance obligation satisfied over time: Our entertainment publicity business renders services to clients for a fixed monthly fee. These services provided by the Company are simultaneously consumed by our clients as they are being rendered by the Company and the Company considers that its performance obligation is completed as the clients simultaneously receive and consume the benefits, over time. Since the Company’s agreements with its clients are to provide monthly services for a fixed fee, and each contract may be terminated with 30-day notice by either party with no termination penalty, the Company recognizes revenue over time as the monthly services are performed.

Based on the Company’s evaluation of the new guidance, the Company believes that revenues for the years ending December 31, 2017 and 2016 were recognized in a manner consistent with the new guidance and that a cumulative adjustment will not be necessary upon implementation in the first quarter of 2018. The Company is currently finalizing its financial statement disclosures in accordance with the requirement of the standard.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lease will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet –the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

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

In October 2016, the FASB issued ASU 2016-17 —Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The update amends the consolidation guidance on how VIE’s should treat indirect interest in the entity held through related parties. The ASU will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016 (2017 for the Company), and interim periods within those years, with early adoption permitted. The adoption of ASU 2016-17 did not have an effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption we expect restricted cash to be included in cash and cash equivalents rather than investing activities in the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04 guidance to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under this new guidance, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new guidance effective January 1, 2017, with no material impact on the Company’s consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect The Company is currently evaluating the impact that implementing this ASU will have.

NOTE 4 — ACQUISITIONS

42West

On March 30, 2017, the Company entered into the Purchase Agreement in respect of the 42West Acquisition pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent entertainment and targeted marketing, strategic communication services.

Pursuant to the Purchase Agreement, the Company agreed to pay a purchase price at closing equal to $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain of 42West’s indebtedness) in shares of Common Stock determined based on the Common Stock’s 30-trading-day average stock price immediately prior to the closing date, which was $9.22 per share, plus a contingent earn out of up to an additional 1,012,292 shares of Common Stock (the “Earn Out Consideration”). The Purchase Agreement included a customary working capital adjustment, which resulted in a post-closing adjustment of $646,031 in favor of the sellers. The Company has calculated the total number of shares to be issued for the transaction, not including the Earn Out Consideration, to be approximately 1,818,000 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The following shares have been issued through December 31, 2017; (i) on March 30, 2017, the Company issued 615,140 shares of Common Stock to the sellers on the closing date; (ii) on April 13,  2017, the Company issued 172,275 shares of Common Stock to certain 42West employees and a former 42West employee with change in control provisions in their pre-existing employment and termination agreements (the “Change of Control Provisions”); (iii) on April 13, 2017, the Company issued 50,000 shares of Common Stock as a provisional working capital adjustment to the sellers and certain 42West employees and a previous employee with Change of Control Provisions; and (iv) on August 21, 2017, upon the effectiveness of a registration statement on Form S-8 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), the Company issued 59,320 shares of Common Stock as 42West employee bonuses (the “Employee Stock Bonuses”). On August 30, 2017, the Company agreed to make a cash payment of $185,031 to the Principal Sellers to satisfy the remaining amount of the working capital adjustment. The only shares of Common Stock issued that have been registered under the Securities Act are those pertaining to the Employee Stock Bonuses.

During the year ended December 31, 2017, the Company agreed to settle certain of the Change of Control Provisions with certain 42West employees by offering a cash payment in lieu of the shares of Common Stock that were issued on April 13, 2017. As a result, the Company will make payments in the aggregate amount of $292,112 on March 30, 2018 and $361,760 on March 29, 2019 to these 42West employees. These amounts have been accrued as of December 31, 2017. The difference between the value of the shares issued on April 13, 2017 at a price of $9.22 per share and the cash payments made to the 42West employees will be paid to the sellers of 42West in shares of Commons Stock at a price of $9.22 per share

On January 2, 2018, in accordance with the Purchase Agreement, the Company issued 762,654 shares of Common Stock to the sellers of 42West. It intends to issue an additional 130,452 shares of Common Stock to certain 42West employees that chose to receive shares of Common Stock to satisfy the Change of Control Provisions and to the sellers of 42West.

The issuance of 59,320 shares of Common Stock in respect of the Employee Stock Bonuses and the potential issuance of 40,492 shares a part of the Earn Out Consideration to 42West employees with Change of Control Provisions, (the “Employee Earn Out Shares”), are conditioned on the employee remaining employed by the Company up to the date shares become issuable. If an employee does not remain employed for the requisite service period, the shares they forfeit will be allocated among and issued to the sellers of 42West. The Employee Stock Bonuses and the Employee Earn Out Shares are not considered part of the accounting consideration transferred to acquire 42West. The Employee Stock Bonus Shares and the Employee Earn Out Shares will be accounted for under ASC 718 Compensation – Stock Compensation, which will result in compensation expense in the Company’s consolidated statements of operations (see Stock-Based Compensation in Note 3).

The Purchase Agreement contains customary representations, warranties, covenants and indemnifications.

Also in connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). This amount includes the put rights allowable after earning the Earn Out Consideration achieved during the year ended December 31, 2017. During the year ended December 31, 2017, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 132,859 shares of Common Stock for an aggregate amount of $1,225,000. On each of December 10, December 13 and December 20, 2017, the sellers notified the Company that they would be selling back 56,940 shares of Common Stock.  On January 5, 2018, the sellers were paid an aggregate of $525,000 in respect of such shares.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

In addition, in connection with the 42West Acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the sellers (the “Registration Rights Agreement”) pursuant to which the sellers are entitled to rights with respect to the registration of their shares of Common Stock under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, the Company will be required to use its reasonable efforts to affect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the sellers registered on Form S-1 or Form S-3 is subject to other specified conditions and limitations.

The acquisition-date fair value of the consideration transferred totaled $23,327,799, which consisted of the following:

Common Stock issued at closing and in April 2017 (787,415 shares)	$6,693,028
Common Stock issuable in 2018 (980,911 shares)	8,337,740
Contingent Consideration	3,627,000
Put Rights	3,800,000
Sellers’ transaction costs paid at closing	260,000
Working capital adjustment (50,000 shares issued in April 2017 plus paid $185,031 cash in August 2017)	610,031
$23,327,799

The fair values of the 787,415 shares of Common Stock issued at closing and in April 2017 and the 980,911 shares of Common Stock to be issued in 2018 were determined based on the closing market price of the Company’s Common Stock on the acquisition date of $8.50 per share.

The Earn-Out Consideration arrangement required the Company to pay up to 863,776 shares of Common Stock to the sellers and one former employee of 42West to settle a Change in Control Provision (the “Contingent Consideration”), on achievement of adjusted EBITDA targets (as defined in the Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporated significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date. The key assumptions as of the acquisition date used in applying the Monte Carlo Simulation model are as follows: estimated risk-adjusted EBITDA figures ranging between $3,750,000 and $3,900,000; discount rates ranging between 11.75% and 12.25% applied to the risk-adjusted EBITDA estimates to derive risk-neutral EBITDA estimates; risk-free discount rates ranging from 1.03% to 1.55%, based on U.S. government treasury obligations with terms similar to those of the Contingent Consideration arrangement, applied to the risk-neutral EBITDA estimates; and an annual asset volatility estimate of 72.5%.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the sellers of 42West achieved the financial target to earn an additional 1,012,292 shares of Common Stock of additional consideration, as stated in the Purchase Agreement. Per the terms of the Purchase Agreement, the additional consideration will be paid in equal installments of 337,431 shares of Common Stock over a period of three years. Per the Purchase Agreement, based on the purchase price of $9.22 per share, the Earn Out Consideration is $9.3 million.  The market value of these shares was $3,644,251 at December 31, 2017, the date the target was achieved. The fair value of the Put Rights at the acquisition date was estimated using Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date. The key assumptions in applying the Black Scholes Option Pricing Model are as follows: a discount rate range of 0.12% to 1.70% based on U.S Treasury obligations with a term similar to the exercise period for each of the rights to put shares to the Company as set forth in the Put Option agreements, and an equity volatility estimate of 75% based on the stock price volatility of the Company and certain publicly traded companies operating in the advertising services industry.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, March 30, 2017. Amounts in the table are provisional estimates that may change, as described below.

Cash	$273,625
Accounts receivable	1,706,644
Property, equipment and leasehold improvements	1,087,962
Other assets	265,563
Indemnification asset	300,000
Favorable lease intangible asset	440,000
Intangible assets	9,110,000
Total identifiable assets acquired	13,183,794

Accounts payable and accrued expenses	(731,475)
Line of credit and note payable	(1,025,000)
Settlement liability	(300,000)
Other liabilities	(556,380)
Tax liabilities	(22,000)
Total liabilities assumed	(2,634,855)
Net identifiable assets acquired	10,548,939
Goodwill	12,778,860
Net assets acquired	$23,327,799

Of the fair value of the $9,110,000 of acquired identifiable intangible assets, $5,980,000 was assigned to customer relationships (10-14 years useful life), $2,760,000 was assigned to the trade name (10-year useful life), and $370,000 was assigned to non-competition agreements (3-year useful life), that were recognized at fair value on the acquisition date. The intangible assets will be amortized using the straight-line method with the exception of the customer relationship intangible that uses a modified straight-line method. The Company determined that historically the attrition rate for 75% of its customers was relatively low and amortized 75% of the customer relationship intangible using the straight-line method.  The other 25% is amortized using an accelerated method based on the expected future revenues of the customers.  In addition, the Company recognized a favorable lease intangible asset from the Company’s Los Angeles office lease in the amount of $440,000.  The favorable lease intangible asset will be amortized using the straight-line method over the remaining lease term of 57 months. The fair value of accounts receivable acquired is $1,706,644, with the gross contractual amount being $1,941,644. The Company expects $235,000 to be uncollectible.

The fair values of property and equipment and leasehold improvements of $1,087,962, and other assets of $265,563, are based on 42West’s carrying values prior to the acquisition, which approximate their fair values.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The fair value of the settlement liability of $300,000 relates to 42West’s contingent liability to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended (the “Guild Dispute”). The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations of 42West to the Plans. Based on a recent audit for periods prior to June 7, 2011, the Company estimates that the probable amount the Plan may seek to collect from 42West is approximately $300,000, as of the acquisition date, in pension plan contributions, health and welfare plan contributions and union dues once the audit is completed. Accordingly, the Company has recorded a $300,000 settlement accrual liability for the probable amount of the liability it may incur due to the Motion Picture Industry Pension audit of the period from March 25, 2012 through August 20, 2016 (see Note 22). In accordance with the terms of the Purchase Agreement, the Sellers indemnified the Company with respect to the Guild Dispute for losses incurred related the Company’s alleged contribution obligations to the Plans for the period between March 25, 2012 through March 26, 2016. The Company has recorded an indemnification asset related to the recorded settlement liability, measured at fair value on the same basis as the settlement liability. The indemnification asset represents the estimated fair value of the indemnification payment expected to be received from Sellers, related to the indemnification by the Sellers of the estimated settlement liability.

Based on the fair values related to certain assets acquired and liabilities assumed discussed above the goodwill amount of $12,778,860 was assigned to the Entertainment Publicity reporting unit, which is at the same level as the Entertainment Publicity segment (see Note 19). The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of 42West. The goodwill is expected to be deductible for income tax purposes.

The Company expensed $749,440 of acquisition related costs in the year ended December 31, 2017, respectively. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

The revenue and net income of 42West included in the consolidated amounts reported in the consolidated statements of operations for the year ended December 31, 2017 are as follows:

Revenue	$16,458,929
Net income	$2,155,665

The amounts of 42West’s revenue and earnings for the one day between the acquisition date (March 30, 2017) and March 31, 2017 were de minimis.

The following represents the pro forma consolidated operations for the year ended December 31, 2017 and 2016 as if 42West had been acquired on January 1, 2016 and its results had been included in the consolidated results of the Company beginning on that date:

Pro Forma Consolidated Statements of Operations

	2017	2016
Revenues	$27,102,600	$27,959,374
Net income (loss)	8,622,281	(35,719,450)

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of 42West and adjusting the combined results of the Company and 42West (a) to reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2016, (b) to reflect the reversal of 42West’s income taxes as if 42West had filed a consolidated income tax return with the Company beginning January 1, 2016, and (c) to exclude $749,440 of acquisition related costs that were expensed by the Company for the year ended December 31, 2017 by the Company and 42West on a combined basis.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The impact of the 42West Acquisition on the actual results reported by the combined company in periods following the acquisition may differ significantly from that reflected in this pro forma information for a number of reasons.  As a result, the pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on the applicable dates of this pro forma financial information.  In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of March 30, 2017 and the related measurement period adjustments to the fair values recorded during the year ended December 31, 2017:

	March 31, 2017 (As initially reported)	Measurement Period Adjustments	December 31, 2017 (As adjusted)
Cash	$273,625	$—	$273,625
Accounts receivable	1,706,644	—	1,706,644
Property, equipment and leasehold improvements	1,087,962	—	1,087,962
Other assets	265,563	—	265,563
Indemnification asset	—	300,000	300,000
Favorable lease intangible asset	—	440,000	440,000
Intangible assets	9,110,000	—	9,110,000
Total identifiable assets acquired	12,443,794	740,000	13,183,794

Accounts payable and accrued expenses	(731,475)	—	(731,475)
Line of credit and note payable	(1,025,000)	—	(1,025,000)
Settlement liability	(300,000)	—	(300,000)
Other liabilities	(902,889)	346,509	(556,380)
Tax liabilities	(22,000)	—	(22,000)
Total liabilities assumed	(2,981,364)	346,509	(2,634,856)
Net identifiable assets acquired	9,462,430	1,086,509	10,548,939
Goodwill	13,996,337	(1,217,477)	12,778,860
Net assets acquired	$23,458,767	$(130,968)	$23,327,799

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of March 31, 2017, the Company recorded the identifiable net assets acquired of $9,462,430 as shown in the table above in its consolidated balance sheet. During the year ended December 31, 2017, the Company’s measurement period adjustments of $1,086,509 were made and, accordingly, the Company recognized these adjustments in its December 31, 2017 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $10,548,939 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at March 31, 2017	$13,996,337
Changes to estimated fair values:
Contingent Consideration	86,000
Put Rights	(200,000)
Sellers’ tax liabilities assumed	(627,000)
Favorable lease intangible asset	(440,000)
Deferred rent	(346,509)
Working capital adjustment	610,032
Indemnification asset	(300,000)
1,217,477
Adjusted goodwill	$12,778,860

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The estimated fair value of Contingent Consideration increased from the originally reported amount primarily due to changes in the estimated risk-adjusted EBITDA figures expected to be achieved during the earn-out period, changes to the risk-free discount rates and recalibration of the asset volatility estimate, which are inputs to the Monte Carlo simulation model used to calculate the fair value.

The estimated fair value of the Put Rights decreased from the originally reported amount primarily due to a decrease in the annual asset volatility assumption.

The estimated fair values of the working capital adjustment and indemnification asset were initially determined subsequent to the issuance by the Company of its consolidated financial statements for the three months ended March 31, 2017.

The estimated fair value of the sellers’ tax liabilities decreased by $627,000 based on the sellers 2017 short year tax return.

The favorable lease asset and the deferred rent were adjustments recognized from the lease of the Los Angeles office being below fair value on the date of the acquisition.

Dolphin Films

On March 7, 2016, the Company, DDM Merger Sub, Inc., a Florida corporation and a direct wholly-owned subsidiary of the Company (“Merger Subsidiary”), Dolphin Entertainment and Dolphin Films completed the merger contemplated by the Agreement and Plan of Merger, dated October 14, 2015 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Merger Subsidiary merged with and into Dolphin Films (the “Merger”) with Dolphin Films surviving the Merger. As a result of the Merger, the Company acquired Dolphin Films. At the effective time of the Merger, each share of Dolphin Films’ common stock, par value $1.00 per share, issued and outstanding, was converted into the right to receive the consideration for the Merger (the “Merger Consideration”). The Company issued 2,300,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share, and 1,000,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to Dolphin Entertainment as the Merger Consideration.

William O’Dowd is the President, Chairman and Chief Executive Officer of the Company and, as of March 4, 2016, was the beneficial owner of 52.5% of the outstanding Common Stock. In addition, Mr. O’Dowd is the founder, president and sole shareholder of Dolphin Entertainment, which was the sole shareholder of Dolphin Films prior to the Merger. The Merger Consideration was determined as a result of negotiations between Dolphin Entertainment and a special committee of independent directors of the Board of Directors of the Company (the “Special Committee”), with the assistance of separate financial and legal advisors selected and retained by the Special Committee. The Special Committee unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, were fair to and in the best interests of the shareholders of the Company other than Mr. O’Dowd, and that it was advisable for the Company to enter into the Merger Agreement. The Merger was consummated following the approval and adoption of the Merger Agreement by the Company’s shareholders.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Motion Pictures

For the years ended December 31, 2017 and 2016, revenues earned from motion pictures were $5,954,115 and $9,367,222, respectively, mainly attributable to Max Steel, the motion picture released on October 14, 2016 and international sales of Believe, the motion picture released in December 2013. The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amounts of $3,356,785 and $7,822,550, respectively for the years ended December 31, 2017 and 2016, related to Max Steel. All capitalized production costs for Believe were either amortized or impaired in prior years. Subsequent to the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to a lower than expected domestic box office performance. As of December 31, 2017 and 2016, the Company had balances of $833,145, and $4,189,930, respectively recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $242,500 and $215,000, respectively, in capitalized production costs as of December 31, 2017 and 2016 associated with these scripts. The Company intends to produce these projects but they were not yet in production as of December 31, 2017.

On November 17, 2015, the Company entered into a quitclaim agreement with a distributor for rights to a script owned by the Company. As part of the agreement the Company will receive $221,223 plus interest and a profit participation if the distributor decides to produce the motion picture within 24 months after the execution of the agreement. Per the agreement, if the motion picture is not produced within the 24 months, all rights revert back to the Company. The motion picture was not produced during the 24-month period and the rights have reverted back to the Company.

As of December 31, 2017 and 2016, the Company had total capitalized production costs of $1,075,645 and $4,404,930, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheets related to motion pictures.

Digital Productions

During the year ended December 31, 2016, the Company produced a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement and was responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. The show was produced throughout several cities in the United States. The show was released on Destination America, a digital cable and satellite television channel, on September 9, 2017 and the Company does not expect to derive any revenues from this initial release.

During the years ended December 31, 2017 and 2016, the Company did not earn any revenues related to digital projects. During the year ended December 31, 2017, the Company determined that the fair value of the capitalized costs of the digital project was below the carrying value. As a result, the Company impaired $269,444 of capitalized production costs during the year ended December 31, 2017. During the year ended December 31, 2016, the Company impaired $2,439 of capitalized production costs related to digital productions.

As of December 31, 2017 and 2016, respectively, the Company has total capitalized production costs of $0 and $249,083, recorded on its consolidated balance sheet related to the NFL digital project.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to Max Steel and the digital projects.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Accounts Receivable

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The motion picture was delivered to the distributors and other stipulations, as required by the contracts were met. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of December 31, 2017 and 2016, the Company had a balance of $1,821,970, net of allowance for doubtful accounts of $227,280 and $3,668,646, respectively, in accounts receivable related to the revenues of Max Steel of which $727,674, net of allowance for doubtful accounts of $227,280 and $2,578,893, respectively, were from foreign distributors.

The Company’s trade accounts receivable related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of December 31, 2017, the Company had balances of $1,787,647, net of $139,000 of allowance for doubtful accounts of accounts receivable related to the entertainment PR business.

Other Current Assets

The Company had balances of $422,118 and $2,665,781 in other current assets on its consolidated balance sheets as of December 31, 2017 and 2016, respectively. As of December 31, 2017, these amounts were primarily composed of prepaid expenses and indemnification asset related to the 42West Acquisition. See Note 4 for further discussion. As of December 31, 2016, these amounts were primarily comprised of tax incentive receivables, and prepaid loan interest.

Indemnification asset – The Company recorded in other current assets on its consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West Acquisition.

Prepaid expenses – The Company recorded in other assets on its consolidated balance sheet amounts prepaid for annual insurance premiums. The amounts are amortized on a monthly basis over the life of the policy.

Tax Incentives – The Company has access to government programs that are designed to promote film production in the jurisdiction. As of December 31, 2017 and 2016, respectively, the Company had a balance of $0 and $2,060,883 from these tax incentives. Tax incentives earned with respect to expenditures on qualifying film productions are included as an offset to capitalized production costs when the qualifying expenditures have been incurred provided that there is reasonable assurance that the credits will be realized.

Prepaid Interest – The Company entered into a loan and security agreement to finance the distribution and marketing costs of a motion picture and prepaid interest related to the agreement. As of December 31, 2017 and 2016, there was a balance of $0 and $602,697 of prepaid interest.

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31, 2017	December 31, 2016
Furniture and fixtures	$483,306	$65,311
Computers and equipment	432,586	41,656
Leasehold improvements	448,661	7,649
	1,364,553	114,616
Less: accumulated depreciation and amortization	(253,777)	(79,428)
	$1,110,776	$35,188

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and amortizes leasehold improvements over the remaining term of the related leases. On June 1, 2017, the Company entered into a sublease agreement for one of its offices in Los Angeles. As part of the sublease agreement, the Company agreed to allow the subtenant to acquire the fixed assets in the office. As a result, the Company wrote off $64,814 of property, equipment and leasehold improvements and $36,789 of accumulated depreciation. This resulted in a loss in the amount of $28,025 that was recorded on the consolidated statement of operations for the year ended December 31, 2017 as loss on disposal of furniture, office equipment and leasehold improvements. The balances as of December 31, 2017 include the provisional amounts of the Company’s newly acquired subsidiary 42West. (See Note 4)

NOTE 7 — INVESTMENT

As of December 31, 2017, investments, at cost, consisted of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its consolidated balance sheet as of December 31, 2017, related to this investment.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company did not expense any interest during the year ended December 31, 2017 and expensed $518,767, in interest during the year ended December 31, 2016 related to the First Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of December 31,2017 and 2016 related to the First Loan and Security Agreements on its consolidated balance sheets.

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

During the year ended December 31, 2016, the Company entered into thirteen individual debt exchange agreements (the “Web Series Debt Exchange Agreements”) on substantially similar terms with the Web Series Noteholders. Pursuant to the terms of the Web Series Debt Exchange Agreements, the Company and each Web Series Noteholder agreed to convert an aggregate of $4,204,547 of principal and accrued interest under the Web Series Loan and Security Agreements into an aggregate of 420,455 shares of Common Stock at an exchange price of $10.00 per share as payment in full of each of the notes issued under the Web Series Loan and Security Agreements. Mr. Nicholas Stanham, director of the Company, was one of the Web Series Noteholders that converted his note into shares of Common Stock. For year ended December 31, 2016, the Company recorded a loss on extinguishment of debt in the amount of $ $1,489,582 due to the market price of the Common Stock being between $12.00 and $12.16 per share on the dates of the exchange.

During 2016, the Company also entered into a global settlement agreement with another investor that was a Noteholder of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement. As part of the global settlement agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.03 per share in settlement of $340,000 of debt from the Web Series Loan and Security Agreement. See Note 17 for further discussion of Warrant “J”.

The Company did not expense any interest during the year ended December 31, 2017 and expensed $31,487 and in interest during year ended December 31, 2016, related to the Web Series Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as December 31, 2017 and 2016 related to the Web Series Loan and Security Agreements on its consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

On May 31 and June 30, 2016, the Company entered into various debt exchange agreements on substantially similar terms with certain of the Second Loan and Security Noteholders to convert an aggregate of $4,344,350 of principal and accrued interest into shares of Common Stock. Pursuant to such debt exchange agreements, the Company agreed to convert the debt at an exchange price of $10.00 per share and issued 434,435 shares of Common Stock. On May 31, 2016, the market price of a share of the Common Stock was $13.98 and on June 30, 2016, it was $12.16. As a result, the Company recorded a loss on the extinguishment of debt of $1,312,059 on its consolidated statement of operations for year ended December 31, 2016, due to the difference between the exchange price and the market price of the Common Stock on the dates of exchange. During 2016, the Company repaid one of the Second Loan and Security Noteholders its principal investment of $300,000. On December 29, 2016, as part of a global settlement agreement with an investor that was a noteholder under each of a First Loan and Security Agreement, a Web Series Agreement and a Second Loan and Security Agreement, the Company entered into a debt exchange agreement whereby the Company issued Warrant “J” that entitles the warrant holder to purchase shares of Common Stock at a price of $0.03 per share in settlement of $4,970,990 of debt from the note under the Second Loan and Security Agreement. See Note 17 for further discussion of Warrant “J”.

During the year ended December 31, 2017, the Company did not record any interest expense related to the Second Loan and Security Agreements. The Company recorded $715,934 during the year ended December 31, 2016 of interest expense related to the Second Loan and Security Agreements. The Company did not have any debt outstanding or accrued interest as of December 31, 2017 and 2016 related to the Second Loan and Security Agreements on its consolidated balance sheets.

The Company accounts for the above agreements in accordance with ASC 470-10-25-2, which requires that cash received from an investor in exchange for the future payment of a specified percentage or amount of future revenue, shall be classified as debt.

Prints and Advertising Loan

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for up to $14,500,000 non-revolving credit facility that matures on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses of the domestic distribution of Max Steel. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and recorded as restricted cash in the consolidated balance sheet as of December 31, 2016, and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the U.S. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, the Company’s subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2017 was $833,145. The loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin has backstopped $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

During the year ended December 31, 2017, the Company agreed to allow the lender to apply the balance held as restricted cash to the loan balance. On September 18, 2017, the party associated with the film paid the lender the guaranty of $4,500,000 and the Company recorded the $620,000 backstop in other current liabilities. As December 31, 2017 and 2016, the Company had an outstanding balance of $1,900,970 and $12,500,000, respectively, related to this agreement recorded on the consolidated balance sheets. On its consolidated statement of operations for the years ended December 31, 2017 and 2016, the Company recorded interest expense of $716,796 and $277,924, respectively, related to the P&A Loan. For the year ended December 31, 2017, the Company recorded income of $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender and $3,880,000 of gain on extinguishment of debt from the $4,500,000 paid to the lender by the third party guarantor less the $620,000 backstop by the Company.

Production Service Agreement

During the year ended December 31, 2014, Dolphin Films entered into a financing agreement for the production of one of the Company’s feature films, Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during the year ended December 31, 2015, that if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,455,745 and $1,147,520, respectively, as of December 31, 2017 and 2016 in other current liabilities on the Company’s consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of December 31, 2017 and 2016 the Company had outstanding balances of $2,086,249 and $6,243,069, respectively, related to this debt on its consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West had a $1,750,000 revolving credit line agreement with City National Bank, which matured on November 1, 2017. Borrowings bore interest at the bank’s prime lending rate plus 0.875%. The debt, including letters of credit outstanding, was collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers. During the year ended December 31, 2017, the Company drew $250,000 from the credit line for working capital. The outstanding loan balance as of December 31, 2017 was $750,000. The line of credit was not renewed and subsequent to December 31, 2017, the Company repaid all amounts outstanding under the foregoing credit line and entered into a new line of credit agreement with a different lender. See Note 23 for further details.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the interest of one of its members. Pursuant to the agreement, the outstanding principal shall be payable immediately if 42West sells, assigns, transfers, or otherwise disposes all or substantially all of its assets and/or business prior to December 31, 2018. In connection with the Company’s acquisition of the membership interest of 42West, (Note 4), payment of this redemption was accelerated, with $300,000 paid during April 2017, and the remaining $225,000 to be paid in January 2018. The outstanding balance at December 31, 2017 of $225,000 has been included in other current liabilities on the accompanying consolidated balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

During the year ended December 31, 2016, a triggering event occurred pursuant to the convertible note agreement. As such 316,400 shares of Common Stock were issued in satisfaction of the convertible note payable. For the year ended December 31, 2016, the Company recorded interest expense of $31,207 on its consolidated statements of operations. No interest expense was recorded for the year ended December 31, 2017.

2017 Convertible Debt

On July 18, July 26, July 27, July 31, August 30, September 6, September 8 and September 22, 2017, the Company entered into subscription agreements pursuant to which it issued convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issue, with the exception of one note in the amount of $75,000 which matures two years from the date of issue, and bear interest at a rate of 10% per annum. The principal and any accrued interest of each of the convertible promissory notes are convertible by the respective holder at a price equal to either (i) the 90-trading day average price per share of common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as similarly defined in each of the convertible promissory notes) of common stock is made, 95% of the Public Offering Share price (as similarly defined in each of the convertible promissory notes).

Nonconvertible Notes Payable

On September 20, 2017, the Company signed a promissory note in the amount of $150,000 with a maturity date of September 20, 2018. The promissory note bears interest at 10% per annum and may be repaid at any time without a penalty. The promissory note is held by an entity of which Allan Mayer, a director and employee of the Company, is the trustee. On December 18, 2017, the Company repaid the principal balance and accrued interest on the promissory note in the aggregate amount of $151,875.

On June 14, 2017, the Company signed a promissory note in the amount of $400,000 with a two year term, expiring on June 14, 2019. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On April 18, 2017, the Company signed a promissory note in the amount of $250,000 with an initial maturity date of October 18, 2017, bearing interest at 10% per annum. The maturity date of the promissory note has been extended to December 15, 2017 with an interest rate of 12%. On December 28, 2017, the Company repaid the principal balance and accrued interest on the promissory note in the aggregate amount of $252,500.

On April 10, 2017, the Company signed two promissory notes with an aggregate principal amount of $300,000 on substantially identical terms. Both promissory notes are held by one noteholder, and had an initial maturity date of October 10, 2017, bearing interest at 10% per annum. The maturity date of the promissory note has been extended to December 15, 2017 on substantially identical terms. On December 28, 2017, the Company repaid the principal balance and accrued interest on each of the promissory notes in the aggregate amount of $304,167.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On July 5, 2012, the Company signed an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand.

During the year ended December 31, 2017, the Company made interest payments on its convertible and nonconvertible promissory notes in the aggregate amount of $77,263. The Company had a balance of $189,309 and $134,794 as of December 31, 2017 and 2016, respectively, of accrued interest recorded in other current liabilities in its consolidated balance sheets, related to these promissory notes. The Company recorded interest expense for the years ended December 31, 2017 and 2016 of $131,778 and $30,082, respectively, related to these promissory notes. As of December 31, 2017 and 2016, the Company had a balance of $1,100,000 and $300,000 on its consolidated balance sheets in current liabilities and $675,000 in noncurrent liabilities relating to these notes payable.

NOTE 10 — LOANS FROM RELATED PARTY

On December 31, 2011, the Company issued an unsecured revolving promissory note (the “DE Note”) to DE LLC, an entity wholly owned by the Company’s CEO. The DE Note accrued interest at a rate of 10% per annum. DE LLC had the right at any time to demand that all outstanding principal and accrued interest be repaid with a ten-day notice to the Company. On March 4, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with DE LLC. Pursuant to the terms of the Subscription Agreement, the Company and DE LLC agreed to convert the $3,073,410 aggregate amount of principal and interest outstanding under the DE Note into 307,341 shares of Common Stock. The shares were converted at a price of $10.00 per share. On the date of the conversion the market price of the shares was $12.00 and as a result the Company recorded a loss on the extinguishment of the debt of $614,682 on the consolidated statement of operations for the year ended December 31, 2016. For the year ended December 31, 2016, the Company recorded interest expense in the amount of $32,008 on its consolidated statement of operations.

In addition, DE LLC has previously advanced funds for working capital to Dolphin Films. During the year ended December 31, 2015, Dolphin Films agreed to enter into second Loan and Security Agreements with certain of DE LLC’s debtholders, pursuant to which the debtholders exchanged their DE Notes for notes issued by Dolphin Films totaling $8,774,327. See Note 8 for more details. The amount of debt assumed by Dolphin Films was applied against amounts owed to DE LLC by Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “New DE Note”) in the principal amount of $1,009,624. The New DE Note is payable on demand and bears interest at 10% per annum. During the year ended December 31, 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to DE LLC as part of the New DE Note. During the year ended December 31, 2017, the Company received proceeds related to the New DE Note from DE LLC in the amount of $1,388,000 and repaid DE LLC $707,766. As of December 31, 2017 and 2016, Dolphin Films owed DE LLC $1,708,874 and $684,326, respectively, that was recorded on the consolidated balance sheets. Dolphin Films recorded interest expense of $155,852 and $83,551, respectively, for the years ended December 31, 2017 and 2016.

As discussed in Note 9, the Company signed a promissory note and received $150,000 from an entity, of which Allan Mayer, director and employee of the Company, is the trustee. The promissory note and accrued interest were repaid on December 18, 2017.

NOTE 11 — FAIR VALUE MEASUREMENTS

Warrants

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (the “Warrants”) which are accounted for as derivatives (see Note 17), and for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations. On March 31, 2017, Warrants J and K were exercised.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the consolidated statements of operations. The carrying amounts at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet as of December 31, 2017 and 2016 were $1,441,831 and $20,405,190. Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the years ended December 31, 2017 and 2016, the Company recorded gains on the change in fair value of the warrant liability on its statements of operations of $9,018,359 and $2,195,542, respectively.

Warrants outstanding at December 31, 2016 had the following terms:

	Issuance Date	Number of Common Shares	Initial Per Share Exercise Price	Initial Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$10.00	1.2	January 31, 2018
Series H Warrants	November 4, 2016	250,000	$12.00	2.2	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$14.00	3.2	January 31, 2020
Series J Warrants	December 29, 2016	1,085,000	$0.03	4	December 29, 2020
Series K Warrants	December 29, 2016	85,000	$0.03	4	December 29, 2020

Warrants outstanding at December 31, 2017 had the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$4.12	1.08	January 31, 2019
Series H Warrants	November 4, 2016	250,000	$4.12	1.08	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$4.12	2.08	January 31, 2020

The Series G Warrant was amended and restated subsequent to December 31, 2017 and the maturity date was extended to January 31, 2019. January 31, 2019 was used as the one of the key inputs to the Monte Carlo Simulation Model for the year ended December 31, 2017.

The Warrants have an adjustable exercise price due to a full ratchet antidilution provision, which would result in a downward adjustment to the exercise price in the event the Company issues Common Stock for a price per share less than the exercise price of the Warrants in effect immediately prior to the financing.

Due to the existence of the full ratchet antidilution provision, which creates a path-dependent nature of the exercise prices of the Warrants, the Company concluded it is necessary to measure the fair value of the Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” according to the fair value hierarchy in ASC 820, Fair Value. In general, level 3 assumptions utilize unobservable inputs that are supported by little or no market activity in the subject instrument and that are significant to the fair value of the liabilities. The unobservable inputs the Company utilizes for measuring the fair value of the Warrant liability reflects management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The Company’s management determined the fair value of the warrant liability as of December 31, 2016 by using the following key inputs to the Monte Carlo Simulation model:

Inputs	Series G	Series H	Series I	Series J	Series K
Volatility(1)	63.6%	79.1%	70.8%	65.8%	65.8%
Expected term (years)	1.08	2.08	3.08	4	4
Risk free interest rate	.879%	1.223%	1.489%	1.699%	1.699%
Common stock price	$12.00	$12.00	$12.00	$12.00	$12.00
Exercise price	$10.00	$12.00	$14.00	$0.03	$0.03

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at December 31, 2017:

Inputs	Series G	Series H	Series I
Volatility (1)	68.3%	68.3%	67.1%
Expected term (years)	1.08	1.08	2.08
Risk free interest rate	1.771%	1.771%	1.898%
Common stock price	$3.60	$3.60	$3.60
Exercise price	$4.12	$4.12	$4.12

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

Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income or loss will reflect the volatility in changes to these estimates and assumptions. The fair value is most sensitive to changes at each valuation date in the Company’s Common Stock price, the volatility rate assumption, and the exercise price, which could change if the Company were to do a dilutive future financing.

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2016 to December 31, 2017:

	Warrants “G”, “H” and “I”	Warrants “J” and “K”	Total
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2016	$6,393,936	$14,011,254	$20,405,190
Change in fair value (gain) reported in the statements of operations	(4,952,105)	(4,066,254)	(9,018,359)
Exercise of “J” and “K” Warrants	—	(9,945,000)	(9,945,000)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$1,441,831	$—	$1,441,831

On December 26, 2017, the Company issued 1,300,050 warrants as part of the unit in the 2017 Public Offering.  The warrants, which measured at fair value categorized within Level 1 of the fair value hierarchy, were valued using the closing market price for the warrants of $0.40 per warrant.  The warrants are classified as equity and subsequent fair value measurements are not required.

Put Rights

In connection with the 42West Acquisition (see Note 4), on March 30, 2017, the Company entered into Put Agreements with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”).  This includes the put rights allowable for the Earn Out Consideration that was achieved during the year ended December 31, 2017. During the year months ended December 31, 2017, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 132,859 shares of Common Stock for an aggregate amount of $1,225,000.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights and contingent consideration” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheet at December 31, 2017 is $6,226,010. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the year ended December 31, 2017, the Company recorded a loss of $2,426,010 on the change in fair value of the put rights in the consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date and December 31, 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	On the date of Acquisition (March 30, 2017)	As of December 31, 2017
Equity Volatility estimate	75%	105.0%
Discount rate based on US Treasury obligations	0.12% - 1.70%	1.50% - 1.99%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to December 31, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,800,000
Change in fair value (loss) reported in the statements of operations	2,426,010
Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$6,226,010

Contingent Consideration

In connection with the 42West acquisition (see Note 4), the seller have the potential to earn up to $9,333,333 (1,012,292 shares of Common Stock) on achievement of adjusted EBITDA targets (as defined in the Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017 (the “Contingent Consideration”).

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights and contingent consideration” in the consolidated statements of operations. The fair value of the Contingent Consideration on the date of acquisition was $3,627,000. The sellers of 42West achieved the adjusted EBITDA targets based on the operations of 42West during the year ended December 31, 2017. As a result, the contingent consideration of $9,333,333 was earned. The number of shares to be issued for the contingent consideration is determined by dividing the $9,333,333 by $9.22, which was the per share price of the Common Stock used for determining the consideration payable in connection with the 42West Acquisition. The Company will issue a total of 1,012,292 shares of Common Stock over a period of three years.  Based on closing market price of the Company’s common stock on December 29, 2017 of $3.60, the Company recorded $3,644,251 in equity and reduced its liability by the same amount to account for the contingent consideration being earned. For its initial measurement of fair value, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company determined the fair value on the date of acquisition by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of Acquisition (March 30, 2017)
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.03% -1.55%
Annual Asset Volatility Estimate	72.5%
Estimated EBITDA	$3,600,000 - $3,900,000

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of acquisition (March 30, 2017) to December 31, 2017:

Beginning fair value balance on the Acquisition Date (March 30, 2017)	$3,627,000
Change in fair value (gain) reported in the statements of operations	17,251
Additional paid in capital	3,644,251
Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$—

NOTE 12 — LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company has entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription based internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2017 and 2016.

NOTE 13 — DEFERRED REVENUE

During the year ended December 31, 2014, the Company entered into agreements with various entities for the international distribution rights of a motion picture that was in production. As required by the distribution agreements, the Company received $1,418,368 of deposits for these rights that was recorded as deferred revenue on its consolidated balance sheet. During the year ended December 31, 2016, the Company delivered the motion picture to various international distributors and recorded $1,371,687 of revenue from production from these deposits. As of December 31, 2017 and 2016, respectively, the Company has a balance of $48,449 and $46,681 as deferred revenue on its consolidated balance sheets.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company evaluated certain entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of December 31, 2017 and 2016, and in the statements of operations and statements of cash flows presented herein for the years ended December 31, 2017 and 2016. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC As of and for the years ended December 31,		JB Believe LLC As of and for the years ended December 31,
(in USD)	2017	2016	2017	2016
Assets	8,716,184	12,327,887	—	240,269
Liabilities	(12,011,149)	(15,922,552)	(6,743,278)	(7,014,098)
Revenues	5,889,003	9,233,520	65,112	133,331
Expenses	(5,589,303)	(11,627,444)	(34,561)	(395,374)

Max Steel Productions LLC was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in note 8, the Production Service Agreement was for a total amount of $10,419,009 with the lender taking an $892,619 producer fee. Pursuant to the financing agreements, the lender acquired 100% of the membership interest of Max Steel Productions LLC with the Company controlling the production of the motion picture and having the rights to sell the motion picture.

As of December 31, 2017 and 2016, the Company had a balance in capitalized production costs of $833,145 and $4,189,930, respectively, and a balance of $1,821,970, net of allowance for doubtful accounts of $227,280 and $3,668,646, respectively, in accounts receivable related to Max Steel. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. During the years ended December 31, 2017 and 2016, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $4,157,360 and $2,468,570, respectively.  If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer report the revenues from these territories and would impair the capitalized production costs and accounts receivable. The Company believes that the only recourse to the lender under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of contractual obligation, we do not have sufficient funds to repay this loan, which would have a material adverse effect on our liquidity and financial condition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

As of December 31, 2017 and 2016, there were outstanding balances of $2,086,249 and $6,243,069, respectively, related to this debt.

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. JB Believe LLC currently has no assets as the capitalized production costs were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,491,834.

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

Effective July 6, 2017, the Company amended its Articles of Incorporation to among other things cancel previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

B.

Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. 250,000 shares had been designated for the 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”). Shares issuable under the 2012 Plan were not registered pursuant to a registration statement on Form S-8 and, consequently, no awards were granted. under the 2012 Plan. On June 29, 2017, the shareholders of the Company approved the 2017 Plan that replaced the 2012 Plan. On August 7, 2017, the Company filed a registration statement on Form S-8 to register 1,000,000 shares of Common Stock issuable under the Plan. As of December 31, 2017, 59,320 shares of restricted stock were issued under the 2017 Plan. The shares of restricted stock were issued on August 21, 2017 and have a vesting period of six months (February 21, 2018). Employees that received the awards must remain employed by the Company until the vesting date or they risk the forfeiture of the award.

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

On February 5, 2016, the Company issued 316,400 shares of Common Stock, at a post-split price of $10.00 per share, in connection with the conversion of the debt per the terms of the convertible debt agreement entered into on December 7, 2015. See Note 9 for further discussion.

On March 4, 2016, the Company issued 307,341 shares of Common Stock in connection with a subscription agreement entered into with Dolphin Entertainment LLC for debt and interest on its revolving promissory note. The debt was converted at a post-split price of $10.00 per share. See Note 10 for further discussion.

On March 29, 2016, the Company entered into ten debt exchange agreements to convert $2,883,377 of aggregate principal and accrued interest under certain loan and security agreements into 288,338 shares of Common Stock at a post-split conversion price of $10.00 per share. See Note 8 for further discussion.

On April 1, 2016, the Company entered into subscription agreements under substantially identical terms with certain private investors (the “Quarterly Investors”), pursuant to which the Company issued and sold to the Quarterly Investors in a private placement (the “Quarterly Placement”) an aggregate of 537,500 shares (the “Initial Subscribed Shares”) of Common Stock (on a post-split basis), at a post-split purchase price of $10.00 per Share (the “Quarterly Purchase Price”). The Quarterly Placement initially provided $5,375,000 of aggregate gross proceeds to the Company. Under the terms of the Agreements, each Quarterly Investor has the option to purchase additional shares of Common Stock at the Quarterly Purchase Price, not to exceed the number of such Quarterly Investor’s Initial Subscribed Shares, during each of the second, third and fourth quarters of 2016 (each, a “Quarterly Subscription”). To exercise a Quarterly Subscription, a Quarterly Investor must deliver notice to the Company of such election during the first ten business days of the applicable quarter, specifying the number of additional shares of Common Stock such Quarterly Investor elects to purchase. If a Quarterly Investor timely delivers such notice to the Company, then the closing of the sale of the applicable number of additional shares of Common Stock must occur on the last business day of the applicable quarter. On June 28, 2016, the Company received $500,000 and issued 50,000 shares of Common Stock related to these agreements. On October 13, 2016, the Company received $600,000 and issued 60,000 shares of Common Stock related to these agreements.

On May 9, 2016, the Company filed Articles of Amendment to its Amended Articles of Incorporation to effectuate a 1 to 20 reverse stock split, as previously approved by the Company’s Board of Directors and a majority of its shareholders. The reverse stock split became effective on May 10, 2016.

On May 31, 2016, the Company entered into debt exchange agreements under substantially identical terms with certain investors, pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 473,255 shares of Common Stock, in exchange for the cancellation of $4,732,545 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $10.00 per share. See Note 8 for further discussion.

On June 22, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to such investor 25,000 shares of Common Stock at a price of $10.00 per Share. This transaction provided $250,000 in proceeds for the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On June 30, 2016, the Company entered into a subscription agreement with an investor, pursuant to which the Company issued and sold to such investor 10,000 shares of Common Stock at a price of $10.00 per Share. This transaction provided $100,000 in proceeds for the Company.

On June 30, 2016, the Company, entered into debt exchange agreements under substantially identical terms with certain investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of 1,276,330 shares of Common Stock, in exchange for the cancellation of $12,763,295 of aggregate principal and accrued interest under certain notes held by such investors, at an exchange rate of $10.00 per share. See Note 8 for further discussion.

On June 30, 2016, the Company entered into a substantially identical debt exchange agreement as those entered into on March 29, 2016. Pursuant to the terms of the debt exchange agreement, the Company converted an aggregate of $55,640 principal and interest into 5,564 shares of Common Stock at a conversion price of $10.00 per share. See Note 8 for further discussion.

On October 3, 2016, October 13, 2016 and October 27, 2016, the Company entered into three substantially identical debt exchange agreements to issue an aggregate of 33,100 shares of Common Stock at an exchange price of $10.00 per share to terminate three Equity Finance Agreements for a cumulative original investment amount of $331,000.

On October 3, 2016, the Company entered into a debt exchange agreement and agreed to issue 12,000 shares of the Common Stock at an exchange price of $10.00 per share to terminate the remaining Kids Club Agreement for (i) $10,000 plus (ii) the original investment of $50,000.

On October 13, 2016, the Company entered into six substantially identical subscription agreements, pursuant to which the Company issued 12,500 shares at $10.00 per share and received $125,000.

On November 15, 2016, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 50,000 shares of Common Stock at a price of $10.00 per Share. This transaction provided $500,000 in proceeds for the Company.

On November 22, 2016, the Company entered into a subscription agreement pursuant to which the Company issued and sold to an investor 5,000 shares of Common Stock at a price of $10.00 per Share. This transaction provided $50,000 in proceeds for the Company.

On December 15 and December 20, 2016, the Company entered into two substantially identical subscription agreements with two noteholders to convert an aggregate of $1,265,530 principal and interest on the notes into 126,554 shares of Common Stock at a conversion price of $10.00 per share. See Note 8 for further discussion.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On April 14, 2017, the Principal Sellers of 42West exercised put options in the aggregate amount of 43,382 shares of Common Stock and were paid an aggregate total of $400,000.

On May 13, 2017, the Principal Sellers of 42West exercised put options in the aggregate amount of 32,538 shares of Common Stock and were paid an aggregate total of $300,000 on June 2, 2017.

On June 22, 2017, one of the Principal Sellers of 42West exercised a put option for 8,134 shares of Common Stock and was paid $75,000 on July 10, 2017.

On August 2, 2017, the Company issued 2,886 shares of Common Stock to a consultant for services rendered during the second quarter of 2017. The shares were issued at a purchase price of $10.00 per share.

On August 12 and August 15, 2017 each of the Principal Sellers of 42West exercised put options in the aggregate amount of 32,538 shares of Common Stock and were paid an aggregate total of $300,000 on September 1, 2017.

On August 21, 2017, the Company issued 59,320 shares of restricted stock to certain employees pursuant to the 2017 Plan.

On September 19 and September 20, 2017, two of the Principal Sellers of 42West exercised put options in the aggregate amount of 16,268 shares of Common Stock and were paid an aggregate of $150,000 on October 10, 2017.

On December 26, 2017, the Company sold 1,215,000 shares of common stock as part of unit with 1,215,000 warrants to purchase shares of common stock. The unit was sold for a purchase price of $4.13 per unit and the Company received net proceeds (net after transaction costs and underwriter discount) of $4,511,043.75

On December 10, December 13 and December 19, 2017 each of the Principal Sellers of 42West exercised put option in the aggregate amount of 18,980 shares of Common Stock and were paid an aggregate of $525,000 on January 5, 2018.

As of December 31, 2017 and 2016, the Company had 10,565,789 and 7,197,761 shares of Common Stock issued and outstanding, respectively.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 16 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended
	12/31/2017	12/31/2016
Numerator
Net income (loss) attributable to Dolphin Entertainment shareholders	$6,912,524	$(37,189,679)
Preferred stock deemed dividend	—	(5,227,247)
Numerator for basic earnings per share	6,912,524	(42,416,926)
Change in fair value of G, H and I warrants	(9,018,359)	—
Numerator for diluted earnings per share	$(2,105,835)	$(42,416,926)

Denominator
Denominator for basic EPS - weighted-average shares	9,586,986	4,389,097
Effect of dilutive securities:
Warrants	1,021,841	—
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of warrants	$10,608,828	$4,389,097

Basic earnings (loss) per share	$0.72	$(9.66)
Diluted earnings (loss) per share	$(0.20)	$(9.66)

Basic income (loss) per share is computed by dividing income or loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive warrants were exercised and any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. For warrants that are carried as liabilities at fair value, when exercise is assumed in the denominator for diluted earnings per share, the related change in the fair value of the warrants recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive.

For the year ended December 31, 2017, the Common Stock that is issuable in January 2018 in connection with the 42West Acquisition was assumed to have been issued on March 30, 2017 at arriving at the denominator for basic earnings per share, since the only contingency for receiving the shares was the passage of time. The Company excluded certain common stock equivalents such as shares issuable for contingent consideration, put rights, convertible promissory notes and employee non-vested share awards in the aggregate amount of 1,169,602, as inclusion would be anti-dilutive. If the convertible promissory notes had been included in the denominator, the numerator would have increased by $34,625 to add back income tax expense related to these convertible promissory notes.

For the year ended December 31, 2016, the Company reflected the preferred stock deemed dividend of $5,227,247 related to exchange of Series A for Series B Preferred Stock in the numerator for calculating basic and diluted loss per share, as the loss for holders of Common Stock would be increased by that amount. Due to the net losses reported for the year ended December 31, 2016, dilutive common equivalent shares such as warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 17 — WARRANTS

A summary of warrants outstanding at December 31, 2016 and issued exercised and expired during the year ended December 31, 2017 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2016	2,945,000	$5.98
Issued	1,300,050	4.74
Exercised	(1,332,885)	1.28
Expired	—	—
Balance at December 30, 2017	2,912,165	$4.80

On March 10, 2010, T Squared Investments, LLC (“T Squared”) was issued Warrant “E” for 175,000 shares of the Company at an exercise price of $10.00 per share with an expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.004 per share. Each time a payment by T Squared is made to Dolphin, a side letter will be executed by both parties that state the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.004 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, T Squared paid $50,000 for the issuance of Warrants G, H and I as described below. Per the provisions of the Warrant Purchase Agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision, in the warrant agreement and received 162,885 shares of the Common Stock. Since T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 12,115 warrants was recalculated and is currently $6.20 per share of Common Stock. T Squared did not make any payments during year ended December 31, 2017 to reduce the exercise price of the warrants.

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 175,000 warrants to T Squared (“Warrant “F”) with an exercise price of $10.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.004 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the year ended December 31, 2017 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 175,000 warrants with an exercise price of $10.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.004 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the year ended December 31, 2017 to reduce the exercise price of the warrants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at December 31, 2017	Original Exercise Price	Fair Value as of December 31, 2017	Fair Value as of December 31, 2016	Expiration Date
Warrant “G”	750,000	$4.12	$10.00	$800,750	$3,300,671	January 31, 2018
Warrant “H”	250,000	$4.12	$12.00	267,133	1,524,805	January 31, 2019
Warrant “I”	250,000	$4.12	$14.00	373,948	1,568,460	January 31, 2020
	1,250,000			$1,441,831	$6,393,936

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

On December 26, 2017, the Company issued shares of Common Stock, with a warrant, (the “Unit”) for a purchase price of $4.13, pursuant to an S-1 Registration Statement filed by the Company. As a result, the exercise price of each of Warrants “G”, “H” and “I” were reduced to $4.12.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the consolidated financial statements as of December 31, 2017 and 2016 as derivative liabilities at fair value (see note 11).

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

Due to the existence of the antidilution provision, the Warrants “J” and “K” were carried in the consolidated balance sheet as of December 31, 2016 as derivative liabilities at a fair value of $12,993,342 for Warrant “J” and $1,017,912 for Warrant “K” (see note 11). On March 30, 2017, the holders of Warrants J and K exercised their warrants and were issued 1,170,000 shares of Common Stock. The Company received $35,100 of proceeds from the transaction.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

As discussed above, the Company sold 1,215,000 Units that each contained one (1) Common Stock and one (1) warrant to purchase shares of Common Stock at a purchase price of $4.74. 85,050 warrants were also issued to the underwriter of the Offering to purchase up to 85,050 shares of Common Stock at purchase price of $4.74. The Company determined that each of these warrants should be classified as equity and valued the warrants on the date of issuance using the closing market price for the warrants on December 26, 2017 of $0.40 per warrant.  The fair value of the warrants was recorded in additional paid in capital.

NOTE 18 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. The CEO was eligible to participate in all of the Company’s benefit plans offered to its employees. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The agreement included provisions for disability, termination for cause and without cause by the Company, voluntary termination by executive and a non-compete clause. The Company accrued $2,500,000 and $2,250,000 of compensation as accrued compensation and $971,809 and $735,211 of interest in other current liabilities on its consolidated balance sheets as of December 31, 2017 and 2016, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation of $236,598 and $212,066, respectively, for the years ended December 31, 2017 and 2016 on the consolidated statements of operations.

On October 14, 2015, the Company and Merger Subsidiary, a wholly owned subsidiary of the Company, entered into a merger agreement with Dolphin Films and DE LLC, both entities owned by a related party. Pursuant to the Merger Agreement, Merger Subsidiary agreed to merge with and into Dolphin Films with Dolphin Films surviving the Merger. As a result, during the year ended December 31, 2016, the Company acquired Dolphin Films. As consideration for the Merger, the Company issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B”), par value $0.10 per share, and 50,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share to DE LLC.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods up until December 2020, including the put rights allowable for the Earn Out Consideration achieved during the year ended December 31 ,2017. Pursuant to the terms of one such Put Agreement between Mr. Allan Mayer, a member of the board of directors of the Company, and the Company, Mr. Mayer exercised Put Rights and caused the Company to purchase 32,538 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $300,000, during the period between March 30, 2017 (42West Acquisition date) and December 31, 2017. On December 10, 2017, Mr. Mayer, provided the Company with a Put Exercise Notice for 18,980 shares and was paid $175,000 on January 5, 2018.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

As discussed on note 9, on September 20, 2017, the Company signed a promissory, with a term of one year, and received $150,000 in proceeds from Mr. Mayer. On December 18, 2017, the Company repaid the principal balance and accrued interest in the aggregate amount of $151,875.

On December 26, 2017, the following related parties purchased Units in the Company offering (a) Mr. O’Dowd purchased 88,500 Units; (b) Mr. Mayer purchased 60,000 Units and (c) Mr. Nicholas Stanham, Director of the Company purchased 12,100 Units.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 19 — SEGMENT INFORMATION

As a result of the 42West Acquisition (see Note 4), the Company has determined that as of the second quarter of 2017, it operates in two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is comprised of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. CPD is comprised of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

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

In connection with the 42West Acquisition, the Company assigned $9,110,000 of intangible assets, less the amortization during the nine months between the 42West Acquisition date (March 30, 2017) and December 31, 2017 of $973,781, Goodwill of $12,778,860 and Favorable lease intangible asset in the amount of $440,000 less amortization in the amount of $69,474 to the EPD segment. Information presented for the EPD segment is for the period between the 42West Acquisition date (March 30, 2017) and December 31, 2017.

Year ended December 31, 2017
Revenue:
EPD	$16,458,929
CPD	5,954,115
Total	$22,413,044
Segment operating income (loss):
EPD	$2,071,713
CPD	(3,176,639)
Total	(1,104,926)
Interest expense	(1,594,940
Other income, net	9,951,257
Income before income taxes	$7,251,391

As of December 31, 2017
Total assets:
EPD	$26,743,013
CPD	6,854,130
Total	$33,597,143

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 20 — INCOME TAXES

Income Tax Expense (Benefit) is as follows:

	December 31,
	2017	2016
Current Income Tax Expense (Benefit)
Federal	$—	$—
State	151,330	—
	$151,330	$—
Deferred Income Tax Expense (Expense)
Federal	$1,799,157	$(10,854,954)
Federal – Tax Reform	6,049,711	—
State	(38,910)	(817,631)
	$7,809,958	$(11,672,585)
Change in Valuation Allowance (Benefit)
Federal	$(7,661,331)	$10,854,954
State	38,910	817,631
	$(7,622,421)	$11,672,585

Income Tax Expense	$338,867	$—

At December 31, 2017 and 2016, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax values at December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Accrued Expenses	$299,855	$177,447
Interest Expense	730,022	329,942
Deferred Rent	114,128	3,418
Accrued Compensation	653,375	829,051
Amortization	132,219	—
Other	183,524	—
Put Options	638,547	—
Capitalized Web Costs	563,596	795,318
Capitalized Production Costs	53,299	1,019,784
Charitable Contributions	273,982	388,644
Net Operating Losses and Credits	8,560,117	16,364,744
Total Deferred Tax Assets	$12,202,664	$19,908,348
Deferred Tax Liability:
Fixed Assets	(110,049)	(5,775)
Total Deferred Tax Liabilities	(110,049)	(5,775)
Subtotal	12,092,615)	19,902,573
Valuation Allowance	(12,280,152)	(19,902,573)
Net Deferred taxes	$(187,537)	$—

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

As of December 31, 2017, the Company has approximately $34,200,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Additionally, the Company has approximately $25,200,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029 and approximately $561,800 of California net operating loss carryforwards that begin to expire in 2032. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $13,980,219 and $19,902,573 as of December 31, 2017 and 2016, respectively.

The Company has $187,537 of Federal income tax expense for the year ended December 31, 2017 and no federal income tax expense or benefit for the year ended December 31, 2016. The Company has State income tax expense of $151,330 for the year ended December, 31, 2017. A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	2017	2016
Federal Statutory Tax Rate	34.0%	(34.0)%
Permanent Items Affecting Tax Rate	(45.6)%	4.9%
State Income Taxes, Net of Federal Income Tax Benefit	(0.6)%	(2.2)%
Change in State Tax Rate	3.3%	0.2%
Return to Provision Adjustment	1.3%	(0.1)%
Other	0.3%	(0.2)%
Change in Valuation Allowance	(80.4)%	31.4%
Tax Reform Tax Rate Change	92.3%	—
Effective Tax Rate	4.6%	0.00%

As of December 31, 2017 and 2016, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, Florida, California, North Carolina, New York State and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2013.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 tax reform legislation (“the Act”). The Act makes significant changes to tax law including a reduction in the corporate tax rates, increased ability to use bonus depreciation, reduced deductibility for meals and entertainment related expenses, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the corporate tax rate from the current gradual rate of 34% to a flat rate of 21%. As a result of the enacted law, the Company was required to revalue its deferred tax assets and liabilities at the enacted rate, reducing the pre-valuation allowance net deferred tax asset by approximately $6,800,000. The tax expense of this re-measurement of deferred tax assets is offset by an equal and offsetting decrease to the valuation allowance.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018. Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 21 — LEASES

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit amounting to $677,354, and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit amounting to $100,000 at December 31, 2017. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami with an unrelated party. The lease expired on October 31, 2016 and the Company extended the lease until June 30, 2018 with substantially the same terms as the original lease.

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

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2017 were as follows:

2018	$1,348,560
2019	1,326,535
2020	1,433,403
2021	1,449,019
2022	912,864
Thereafter	3,762,980
Total	$10,233,361

Rent expense for the years ended December 31, 2017 and 2016 was $1,314,502 and $220,426, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of December 31, 2017, the Company has not received any other notifications related to this action.

A putative class action was filed on May 5, 2017, in the United States District Court for the Southern District of Florida by Kenneth and Emily Reel on behalf of a purported nationwide class of individuals who attended the Fyre Music Festival, or the Fyre Festival, in the Bahamas on April 28-30, 2017. The complaint names several defendants, including 42West, along with the organizers of the Fyre Festival, Fyre Media Inc. and Fyre Festival LLC, individuals related to Fyre and another entity called Matte Projects LLC. The complaint alleges that the Fyre Festival was promoted by Fyre as a luxurious experience through an extensive marketing campaign orchestrated by Fyre and executed with the assistance of outside marketing companies, 42West and Matte, but that the reality of the festival did not live up to the luxury experience that it was represented to be. The plaintiffs assert claims for fraud, negligent misrepresentation and for violation of several states’ consumer protection laws. The plaintiffs seek to certify a nationwide class action comprised of “All persons or entities that purchased a Fyre Festival 2017 ticket or package or that attended, or planned to attend, Fyre Festival 2017” and seek damages in excess of $5,000,000 on behalf of themselves and the class. The plaintiffs sought to consolidate this action with five other class actions also arising out of the Fyre Festival (to which 42West is not a party) in a Multi District Litigation proceeding, which request was denied by the panel. On July 28, 2017, 42West filed a motion to dismiss the putative class action. On September 9, 2017, one of the defendants filed a cross-claim against all other named defendants seeking indemnification and contribution. On October 2, 2017, 42West filed a motion to dismiss the cross-claim. On December 29, 2017, the United States District Court for the Southern District of Florida issued an order dismissing without prejudice all claims against 42West.

The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from all pending litigations is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Tax Filings

The Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At December 31, 2017 and 2016, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

Kids Club

Effective February 1, 2017, the Company notified US Youth Soccer Association, Inc., with whom it had entered into an agreement to create, design and host the US Youth Soccer Clubhouse website, that it would not renew the agreement. The Company did not record any revenues or expenses related to this website for the years ended December 31, 2017 and 2016.

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

The Company recorded revenues of 28,403 related to the online kids clubs during the year ended December 31, 2016. There were no revenues generated by the online kids clubs during the year ended December 31, 2017.

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan which replaced the 2012 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Code. Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 Shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 Shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 Shares as Awards to certain employees with a vesting period of six months. On December 31, 2017, the Company had recorded compensation expense of $329,175 on its consolidated statement of operations.

Employee Benefit Plan

The Company’s wholly owned subsidiary, 42West, has a 401(K) profit sharing plan that covers substantially all employees of 42West. Contributions to the plan are at discretion of management. The Company’s contributions were approximately $246,138 for the year ended December 31, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Employment Contracts

During the year ended December 31, 2017, the Company renewed two senior level management employment agreements and entered into a new senior level management employment agreement, each with a three-year term.   The contracts define each individual’s base compensation along with salary increases.  The employment agreements contain provisions for termination and as a result of death or disability and entitles each of the employees to bonuses, commissions, vacations and to participate in all employee benefit plans offered by the Company.

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

Talent, Director and Producer Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of December 31, 2017 and 2016, the Company had not recorded any liability related to these participations.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans intend to conduct an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plan may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union dues once the audit is completed. The Company believes the exposure to be probable as of December 31, 2017.

NOTE 23 — SUBSEQUENT EVENTS

Pursuant to the Purchase Agreement, on January 2, 2018, the Sellers of 42West were issued 762,654 shares of Common Stock as consideration for the purchase of 42West. The purchase price is $9.22 per share.

On January 5, 2018, the Company paid an aggregate amount of $525,000 to the Principal Sellers of 42West to repurchase 56,940 shares of Common Stock pursuant to the Put Agreements.

On January 5, 2018, the Company paid a former member of 42West $225,000 pursuant to the membership purchase agreement with that member.

On January 22, 2018, the Company was notified by the Underwriter of the 2017 Public Offering of December 26, 2017 that it was exercising the over-allotment option under the underwriting agreement for the 2017 Public Offering with respect to 20,750 shares of Common Stock and 175,750 warrants to purchase Common Stock. The closing date of the over-allotment option was January 24, 2018 and the Company received $81,043.69 of proceeds from the sale.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

On February 27, 2018, the Company signed an amended and restated Warrant G that (i) eliminated the provision that permitted the warrant to be extended beyond its original expiration date of January 31, 2018 if the warrant holder was not able to fully exercise the warrant and remain below a 9.9% ownership threshold, and (ii) provided for a definitive expiration date of the warrant of January 31, 2019.

On March 15, 2018, 42West entered into a revolving line of credit agreement with Bank United. The loan matures on March 15, 2020 and bears interest on the outstanding balance at a rate of prime plus 0.25% per annum. The Company is required on annual basis to repay the outstanding balance and not draw funds from the line of credit for a period of 30 consecutive days. The maximum amount that can be drawn on the line of credit is $2,300,000 and is secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles.

On March 19, 2018, the Company entered into three separate put agreements with employees of 42West that have change of control provisions in their employment agreements and received shares of Common Stock on April 13, 2017. The Company agreed to purchase 51,485 shares of Common Stock at a purchase price of $9.22 and up to an additional 105,718 in July 2018.

On March 14, 11 and 21, 2018, the sellers of 42West notified the Company that they would be exercising puts pursuant to the Put Agreements in the aggregate amount of 183,296 shares of Common Stock at a purchase price of $9.22 per share. On March 28, 2018, the Company drew on the line of credit an amount of $1,690,000 to satisfy obligations under the Put Agreements. Pursuant to the Put Agreements, on April 2, 2018, the Company purchased 150,758 shares of Common Stock for an aggregate amount of $1,390,000. The Company will purchase 32,538 shares of Common Stock for $300,000 on April 10, 2018 pursuant to the Put Agreements.

On March 30, 2018, the Company made payments in the aggregate of $292,112 (less withholding taxes for FICA, Medicare, federal, state and city taxes, as applicable) to certain 42West employees with Change of Control Provisions as discussed in Note 4.

On each of January 9, January 31 and February 15, 2018, the Company made repayments of $41,667 on the promissory note to Dolphin Entertainment LLC, an entity wholly owned by our CEO.

On April 5, 2018, Amanda Lundberg, Leslee Dart and Allan Mayer each signed amendments to their employment agreements that modified the annual bonus provisions of their respective employment agreements. These amendments eliminated the rights of each of them (i) to be eligible to receive in accordance with the provisions of the Company’s incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of each such employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. The amendment provides for each of Amanda Lundberg, Leslee Dart and Allan Mayer to be eligible under the Company’s incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals.