Form 10-Q
period 2018-03-31
Dolphin Entertainment, Inc.
filed 2018-05-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-38331

DOLPHIN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	86-0787790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2151 Le Jeune Road, Suite 150 – Mezzanine, Coral Gables, Florida 33134

(Address of principal executive offices, including zip code)

(305) 774-0407

(Registrant's telephone number)

_____________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of common stock outstanding was 11,037,927 as of May 9, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current
Cash and cash equivalents	$4,538,122	$5,296,873
Accounts receivable, net of allowance for doubtful accounts of $392,530 and $366,280, respectively.	3,087,579	3,700,618
Other current assets	525,155	422,118
Total current assets	8,150,856	9,419,609
Capitalized production costs	930,947	1,075,645
Intangible assets, net of accumulated amortization of $1,346,558 and $1,043,255, respectively.	8,203,442	8,506,745
Goodwill	12,778,860	12,778,860
Property, equipment and leasehold improvements	1,063,402	1,110,776
Investments	220,000	220,000
Deposits	445,289	485,508
Total Assets	$31,792,796	$33,597,143
LIABILITIES
Current
Accounts payable	$928,265	$1,097,006
Other current liabilities	7,466,944	6,487,819
Line of credit	1,700,390	750,000
Put Rights	2,675,568	2,446,216
Accrued compensation	2,562,500	2,500,000
Debt	2,948,492	3,987,220
Loan from related party	1,577,873	1,708,874
Deferred revenue	48,449	48,449
Convertible notes payable	800,000	800,000
Notes payable	500,000	300,000
Total current liabilities	21,208,481	20,125,584
Noncurrent
Warrant liability	1,273,514	1,441,831
Put Rights	2,466,846	3,779,794
Convertible notes payable	75,000	75,000
Notes payable	400,000	600,000
Deferred tax	187,537	187,537
Other noncurrent liabilities	936,732	1,311,040
Total noncurrent liabilities	5,339,629	7,395,202
Total Liabilities	26,548,110	27,520,786
STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,229,144 and 10,565,789, respectively, issued and outstanding at March 31, 2018 and December 31, 2017.	168,437	158,487
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized and outstanding at March 31, 2018 and December 31, 2017.	1,000	1,000
Additional paid in capital	97,141,970	98,816,550
Accumulated deficit	(92,066,721)	(92,899,680)
Total Stockholders' Equity	$5,244,686	$6,076,357
Total Liabilities and Stockholders' Equity	$31,792,796	$33,597,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2018	2017

Revenues:
Entertainment publicity	$5,455,733	$—
Production and distribution	329,192	532,866
Total revenues	5,784,925	532,866

Expenses:
Direct costs	571,336	500,526
Selling, general and administrative	1,032,407	187,774
Depreciation and amortization	371,181	4,635
Legal and professional	459,580	375,269
Payroll	3,449,345	336,354
Total expenses	5,883,849	1,404,558
Loss before other expenses	(98,924)	(871,692)

Other Income (Expenses):
Acquisition costs	—	(537,708)
Change in fair value of warrant liability	168,317	6,823,325
Change in fair value of put rights	1,083,596	—
Interest expense	(267,426)	(452,137)
Total other income (expenses)	984,487	5,833,480
Income before income taxes	$885,563	$4,961,788
Income taxes	(52,604)	—
Net income	$832,959	$4,961,788

Income per Share:
Basic	$0.07	$0.69
Diluted	$0.07	$0.10
Weighted average number of shares used in per share calculation
Basic	12,517,660	7,238,707
Diluted	12,786,065	8,652,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$832,959	$4,961,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,181	4,635
Amortization of capitalized production costs	149,698	429,278
Bad debt	26,250	—
Change in fair value of warrant liability	(168,317)	(6,823,325)
Change in fair value of put rights	(1,083,596)	—
Changes in operating assets and liabilities:
Accounts receivable	586,789	1,952,427
Other current assets	(103,037)	2,283,026
Capitalized production costs	(5,000)	(17,361)
Deposits	40,219	105,149
Deferred revenue	—	(20,253)
Accrued compensation	62,500	62,500
Accounts payable	237,759	530,690
Other current liabilities	(571,957)	282,674
Other noncurrent liabilities	(374,309)	—
Net Cash Provided by Operating Activities	1,139	3,751,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(20,504)	—
42West settlement of change of control provision	(20,000)	—
Acquisition of 42West, net of cash acquired	—	13,626
Net Cash (Used in) Provided by Investing Activities	(40,504)	13,626
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the line of credit	1,700,390	—
Repayment of the line of credit	(750,000)	—
Sale of common stock	—	500,000
Sale of common stock and warrants (unit) in Offering	81,044	—
Employee shares withheld for taxes	(56,091)	—
Repayment of debt	(1,038,728)	(5,842,827)
Proceeds from the exercise of warrants	—	35,100
Exercise of put rights	(525,000)	—
Advances from related party	—	672,000
Repayment to related party	(131,001)	(456,330)
Net Cash (Used in) Financing Activities	(719,386)	(5,092,057)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(758,751)	(1,327,203)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,296,873	1,912,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,538,122	$585,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$35,099	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Issuance of shares of Common Stock related to the 42West Acquisition	$—	$15,030,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the three months ended March 31, 2018	—	—	—	—	—	832,959	832,959
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Issuance of shares related to acquisition of 42West	—	—	760,694	11,410	(31,410)	—	(20,000)
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Shares retired from exercise of puts	—	—	(100,504)	(1,508)	(1,688,492)	—	(1,690,000)
Balance March 31, 2018	50,000	$1,000	11,229,144	$168,437	$97,141,970	$(92,066,721)	$5,244,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 1 – GENERAL

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a leading independent entertainment marketing and premium content development company.  Through its 2017 acquisition of 42West LLC (“42West”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers and recording artist.  The strategic acquisition of 42West brings together industry-leading services with our legacy content production, creating significant opportunities to serve our collective constituents more strategically and grow and diversify the Company’s revenue streams. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment.  Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets

2017 Public Offering

On December 26, 2017, in an underwritten registered public offering, the Company sold 1,215,000 units at a public offering price of $4.13 per unit (the “Offering”).  Each unit consisted of one share of the Company’s common stock, par value $0.015 (“Common Stock”) and one warrant to purchase one share of Common Stock at an exercise price of $4.74 per share.  The net proceeds of the Offering were approximately $4.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.  Pursuant to the related underwriting agreement, the Company issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters, which they exercised on January 24, 2018 and purchased an additional 20,750 shares of Common Stock and 175,750 warrants, providing the Company with proceeds of $81,044. Warrants were also issued to the underwriter of the Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc., Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included the VIEs, Max Steel Productions, LLC and JB Believe, LLC, in its condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the expected revenue and costs for investments in digital and feature film projects; estimates of sales returns and other allowances and provisions for doubtful accounts and impairment assessments for investment in feature film projects. Actual results could differ materially from such estimates.

Stock based compensation

In connection with the 42West Acquisition, the Company issued 59,320 shares of restricted stock to certain employees under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The Company issued these shares on August 21, 2017, all of which vested on February 21, 2018. The Company recognized compensation expense related to the restricted stock based on the number of employees who received the shares and were still employed by the Company at February 21, 2018 at the market price of the shares on grant date (August 21, 2017) less shares of restricted Common Stock that were retained for payroll and withholding taxes. For the three months ended March 31, 2018, the Company recorded net compensation expense of $20,422 related to stock based compensation.

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) are discussed below:

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised products and services to customers in an amount that reflects the consideration it expects to receive in exchange for those products or services. The Company enters into contracts with customers that generally contain one performance obligation. Contracts are accounted for when there is approval and commitment from both parties, the rights of the parties are identified, the contract has commercial substance and collectability of consideration is probable.

The Company generates revenue from its entertainment publicity business by providing expert strategic marketing and publicity services to the major film studios, many of the leading independent and digital content providers and talent, including actors, directors, producers and recording artists.  These services provided by the Company are simultaneously consumed by our clients as they are being rendered by the Company, and the Company considers that its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30-day notice by either party with no termination penalty, the Company recognizes revenue as the monthly services are performed. Pursuant to some of the contracts with our customers, the Company may also be entitled to bonus payments upon a nomination or win of awards (e.g. Oscar, SAG, etc.). The Company determined that this type of variable consideration should not be recognized prior to the time the nomination or award is announced because this type of revenue is highly susceptible to factors outside of the Company’s control. In addition, the Company invoices its clients for costs it incurs on behalf of its customers in connection with providing services, such as travel, meals and entertainment (“out of pocket costs”). The Company recognizes these costs on a gross basis when they are incurred and are considered part of the transaction price. For the three months ended March 31, 2018, the Company recognized revenues of $5,455,733 from these types of contracts.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The Company also generates revenue from its content production business by producing motion pictures and licensing the domestic and international distribution rights of the motion pictures. The Company has contracts with a domestic distributor and several international distributors for its motion picture, Max Steel. For international distribution contracts, the Company is entitled to receive a minimum guarantee once the motion picture has been delivered as specified in each of the contracts.  The Company considers its licensing of a motion picture the licensing of functional intellectual property as it has significant standalone functionality, that is the consumer can begin using the intellectual property without additional support or changes.  Revenues from the licensing of functional intellectual property are recognized once the intellectual property is available to the customer and license period has begun.

Under most of the contracts, the Company is entitled to royalties from international distributors after the international distributors have received revenues over the amount paid to the Company as a minimum guarantee.  The Company determined that royalties from international distributors would be subject to the sales-based royalty exception, that allows the revenue to be recognized only when the later of the following events occurs; (i) the subsequent sale occurs; and (ii) the performance obligation to which the sales-based royalty has been allocated has been satisfied.

The Company’s domestic distribution agreement for Max Steel is considered a “rent a system” agreement whereby the distributor agrees to distribute the motion picture, using its relationships and existing agreements with theaters, home entertainment, subscription-video-on-demand, Netflix and other revenue streams for a fee ranging between 12.5% and 15% of the revenues generated.  The agreement is for a 15-year period and commenced on October 14, 2016, the date of the theatrical release of Max Steel.  The distributor reports to the Company on a monthly basis, and revenue is recognized as the motion picture is made available to the customer and the license period with the customer has begun.  Under the arrangement with our domestic distributor, the Company acts as the principal and revenues are recognized on a gross basis.  Revenues recognized by the Company for the licensing of the motion picture Max Steel for the three months ended March 31, 2018 were $329,192.

Recent Accounting Pronouncements

Accounting Guidance adopted during 2018

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for the Company), including interim reporting periods within that reporting period. Accordingly, the Company adopted ASU 606 in the first quarter of 2018.

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

Functional vs Symbolic Intellectual Property: The new standard includes guidance on how to recognize revenue depending on whether the intellectual property is functional or symbolic. The Company licenses its completed motion picture to distributors.  This type of intellectual property is considered functional intellectual property because it has significant standalone functionality, that is the consumer can begin using the intellectual property without additional support or changes.  Revenues from the licensing of functional intellectual property are to be recognized once the intellectual property is available to the customer and license period has begun.

Performance obligation satisfied over time: Our entertainment publicity business renders services to clients for a fixed monthly fee. These services provided by the Company are simultaneously consumed by our clients as they are being rendered by the Company, and the Company considers that its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30-day notice by either party with no termination penalty, the Company recognizes revenue over time as the monthly services are performed.

Based on the Company’s evaluation of the new guidance, the Company believes that revenues from prior periods were recognized in a manner consistent with the new guidance and that a cumulative adjustment was not necessary upon implementation in the first quarter of 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017 (2018 for the Company), and interim periods within those years, with early adoption permitted. The Company adopted this new guidance effective January 1, 2018 without a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 was adopted by the Company on January 1, 2018 without a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore requires disclosure, even if the modification accounting is not required. The Company adopted the guidance on a prospective basis effective January 1, 2018.

Accounting Guidance not yet adopted

In February 2016, The FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lease will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet –the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The updated guidance is effective for us as of January 1, 2019 and early adoption is permitted.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. Although the Company had net income of $832,959 for the three months ended March 31, 2018, it has recorded an accumulated deficit of $92,066,721 as of March 31, 2018. As of March 31, 2018, the Company had a working capital deficit of $13,057,625 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and financial support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management currently plans to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into its Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts and intends to obtain financing to produce one of the scripts during 2018 and release it in 2019. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be released or fees will be realized in future periods. With the acquisition of 42West, the Company is currently exploring opportunities to expand the services currently being offered by 42West while reducing expenses through synergies with the Company. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. The Company has filed a Form S-3 with the Securities and Exchange Commission under which it may sell up to $30,000,000 of equity securities. There can be no assurance that the Company will be successful in selling equity securities to raise additional funds.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 3 — ACQUISITION OF 42WEST

On March 30, 2017, the Company entered into a purchase agreement in respect of the 42West acquisition (the “Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent entertainment and targeted marketing, strategic communication services.

Pursuant to the Purchase Agreement, the Company agreed to pay a purchase price at closing equal to $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain of 42West’s indebtedness) in shares of Common Stock (“Stock Consideration”) determined based on the Common Stock’s 30-trading-day average stock price immediately prior to the closing date, which was $9.22 per share, plus a contingent earn out of up to an additional 1,012,292 shares of Common Stock (the “Earn Out Consideration”). The Purchase Agreement included a customary working capital adjustment, which resulted in a post-closing adjustment of $646,031 in favor of the sellers. Of this amount $185,031 was made as a cash payment in 2017 with the balance paid through the issuance of Common Stock.  As of March 31, 2018, the Company has issued an aggregate amount of 1,584,422 shares of Common Stock to the sellers of 42West, certain 42West employees with change of control provisions in their employment agreements, a former employee of 42West with a change of control provision in his termination agreement and as stock bonuses for certain 42West employees.  The Company will issue an additional 275,167 shares of Common Stock during 2018, for a total of 1,859,589 shares of Common Stock.  This total does not include any shares that may become issuable in respect of the Earn Out Consideration.

In addition, the Company agreed to settle certain other change of control provisions with certain 42West employees and one former employee by offering a cash payment in lieu of shares of Common Stock. As a result, the Company made payments in the aggregate amount of (i) $20,000 on February 23, 2018; (ii) $292,112 on March 30, 2018.  The Company will make additional payments in the aggregate amount of $361,760 on March 29, 2019 to these 42West employees and former employee.

Also in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their respective shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). This amount includes the put rights allowable after earning the Earn Out Consideration achieved during the year ended December 31, 2017. On March 11, 14 and 21, 2018, the sellers of 42West notified the Company that they would be exercising puts, pursuant to the Put Agreements, for an aggregate of 183,296 shares of Common Stock at a purchase price of $9.22 per share. As a result, on April 2, 2018, the Company purchased 150,758 shares of Common Stock for an aggregate amount of $1,390,000 and on April 10, 2018 purchased 32,538 shares of Common Stock for $300,000. As of March 31, 2018, the Company had purchased 373,095 shares of Common Stock from the sellers for an aggregate amount of $3,440,000.

During the quarter ended March 31, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements.  The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements.  During the quarter ended March 31, 2018, the Company purchased a total of 51,485 shares of Common Stock for an aggregate amount of $474,680.  The employees have the right, but not the obligation, to cause the Company to purchase an additional 89,050 shares of Common Stock, including the Earn Out Consideration.

Each of Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) entered into employment agreements with the Company to continue as employees of the Company for a three-year term after the closing of the 42West acquisition. Each of the employment agreements of the Principal Sellers contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, except pursuant to an effective registration statement on Form S-1 or Form S-3 (an “Effective Registration Statement”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or upon exercise of the Put Rights pursuant to the Put Agreement, and, except pursuant to an Effective Registration Statement, no more than 1/3 of the shares received by the Principal Sellers as consideration for the acquisition in the second year and no more than an additional 1/3 of the shares received by the Principal Sellers as consideration for the acquisition  in the third year, following the closing date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

In addition, in connection with the 42West acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the sellers (the “Registration Rights Agreement”), pursuant to which the sellers are entitled to rights with respect to the registration of their shares of Common Stock under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement (other than underwriting discounts) will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, the Company will be required to use its reasonable efforts to effect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the sellers registered on Form S-1 or Form S-3 is subject to other conditions and limitations contained in the Registration Rights Agreement.

NOTE 4 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

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

Motion Pictures

For the three months ended March 31, 2018 and 2017, revenues earned from motion pictures were $329,192 and $532,866 mainly attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amounts of $149,698 and $429,278, respectively, for the three months ended March 31, 2018 and 2017, related to Max Steel.  Following the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to lower than expected domestic box office performance. The impairment was recorded in 2016. As of March 31, 2018 and December 31, 2017, the Company had balances of $683,447 and $833,145, respectively, recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $247,500 and $242,500 in capitalized production costs as of March 31, 2018 and December 31, 2017, respectively, associated with these scripts. The Company intends to produce these projects, but they were not yet in production as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, respectively, the Company had total capitalized production costs of $930,947 and $1,075,645, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Digital Productions

During 2016, the Company produced a new digital project showcasing favorite restaurants of NFL players throughout the country. The Company entered into a co-production agreement and was responsible for financing 50% of the project’s budget. Per the terms of the agreement, the Company is entitled to 50% of the profits of the project, net of any distribution fees. The show was produced throughout several cities in the United States and was released on Destination America, a digital cable and satellite television channel, on September 9, 2017. The Company does not expect to derive any revenues from this initial release.

For the three months ended March 30, 2018 and 2017, the Company did not earn any revenues related to digital productions.

During 2017, the Company determined that the fair value of the capitalized production costs of the digital productions was below the carrying value and impaired $269,444 of capitalized production costs related to the NFL digital productions. As of both March 31, 2018 and December 31, 2017, the Company had no capitalized production costs related to digital productions.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to Max Steel and the digital productions.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of March 31, 2018 and December 31, 2017, the Company had accounts receivables of $977,718 and $1,821,970, respectively, each net of allowance for doubtful accounts of $227,280, related to the revenues of Max Steel, of which $744,122 and $727,674, respectively, each net of allowance for doubtful accounts of $227,280, were from foreign distributors.

The Company’s trade accounts receivable related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of March 31, 2018 and December 31, 2017, the Company had accounts receivable balances of $2,109,861 and $1,878,647, respectively, net of allowance for doubtful accounts of $165,250 and $139,000, respectively, related to the entertainment PR business.

Other Current Assets

The Company had a balance of $525,155 and $422,118 in other current assets on its condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, these amounts were primarily composed of deferred offering costs, indemnification asset related to the 42West acquisition and prepaid expenses. As of December 31, 2017, these amounts were primarily comprised the indemnification asset and prepaid expenses.

Deferred offering costs– On February 2, 2018, the Company filed Form S-3 Registration Statement under the Securities Act, to register shares of Common Stock, warrants and units for an initial offering amount of up to $30,000,000. Legal and professional fees related to the filing of the Form S-3 have been deferred until such time as the offering takes place.  As of March 31, 2018, the Company had deferred $54,850 related to the filing of the Form S-3.

Indemnification asset – The Company recorded in other current assets on its condensed consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West Acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policy.

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	March 31, 2018	December 31, 2017
Furniture and fixtures	$494,528	$483,306
Computers and equipment	441,868	432,586
Leasehold improvements	448,661	448,661
	1,385,057	1,364,553
Less: accumulated depreciation	(321,655)	(253,777)
Property, equipment and leasehold improvements, net of accumulated depreciation	$1,063,402	$1,110,776

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements over the remaining term of the related leases. The Company recorded depreciation expense of $67,878 for the three months ended March 31, 2018.

NOTE 6 — INVESTMENT

Investments, at cost, consist of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both March 31, 2018 and December 31, 2017, related to this investment.

NOTE 7 — DEBT

Prints and Advertising Loan and Security Agreement

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company and a wholly owned subsidiary of Dolphin Films (“Max Steel Holdings”), entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States.  Max Steel did not generate sufficient funds to repay the loan prior to the maturity date.  As a result, if the lender forecloses on the collateral securing the loan, the Company’s subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel.  In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of March 31, 2018 was $683,447.  The loan is also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

During 2017, the Company agreed to allow the lender to apply the $1,250,000 balance held in the bank account as collateral to the loan balance and the party associated with the film paid the lender the guaranty of $4,500,000. During 2017, the Company recorded a gain on extinguishment of debt of $3,880,000, related to the payment of the guaranty. The Company recorded its $620,000 backstop guaranty in other current liabilities. As of March 31, 2018 and December 31, 2017, the Company had outstanding balances of $866,825 and $1,900,970, respectively, related to this agreement recorded on the condensed consolidated balance sheets. On its condensed consolidated statement of operations for the three months ended March 31, 2018, the Company recorded interest expense of $60,607 related to the P&A Loan. For the three months ended March 31, 2017, the Company recorded (i) interest expense of $220,155 related to the P&A Loan and (ii) $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,512,630 and $1,455,745, respectively, as of March 31, 2018 and December 31, 2017 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of March 31, 2018 and December 31, 2017, the Company had outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt on its condensed consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West had a $1,750,000 revolving credit line agreement with City National Bank, which matured on November 1, 2017. Borrowings bore interest at the bank’s prime lending rate plus 0.875%. The debt, including letters of credit outstanding, was collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers of 42West. The outstanding loan balance as of December 31, 2017 was $750,000. The line of credit was not renewed, and, during the quarter ended March 31, 2018, the Company paid the outstanding balance of $750,000.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 from the line of credit facility to purchase 183,296 shares of Common Stock, per the Put Agreements.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the interest of one of its members. Pursuant to the agreement, the outstanding purchase price for such interest became payable in connection with the Company’s acquisition of the membership interests of 42West (Note 3).  The Company paid $300,000 during April 2017 and the $225,000 on January 5, 2018. The outstanding balance at December 31, 2017 of $225,000 was included in other current liabilities on the accompanying condensed consolidated balance sheet.

NOTE 8 — NOTES PAYABLE

Convertible Notes

2017 Convertible Debt

On July 18, July 26, July 27, July 31, August 30, September 6, September 8 and September 22, 2017, the Company entered into unsecured subscription agreements pursuant to which it issued convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

During the three months ended March 31, 2018, the Company paid interest on these notes in the aggregate amount of $19,265 and recorded interest expense in the amount of $21,875 relating to these notes.  As of March 31, 2018 and December 31, 2017, the Company recorded accrued interest of $22,847 and $20,237, respectively, relating to the convertible notes payable.  As of each of March 31, 2018 and December 31, 2017, the Company had balances of $800,000 in current liabilities and $75,000 in noncurrent liabilities relating to these convertible promissory notes.

Nonconvertible Notes Payable

On November 30, 2017, the Company entered into an unsecured promissory note in the amount of $200,000 that matures on January 15, 2019.  The promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity.

On June 14, 2017, the Company entered into an unsecured promissory note in the amount of $400,000, maturing on June 14, 2019. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On July 5, 2012, the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand.

During the three months ended March 31, 2018, the Company made interest payments on its nonconvertible promissory notes in the aggregate amount of $15,834. The Company had balances of $175,636 and $169,073 as of March 31, 2018 and December 31, 2017, respectively, for accrued interest recorded in other current liabilities in its consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three months ended March 31, 2018 and March 31, 2017 of $22,397 and $7,397, respectively, relating to these promissory notes. As of March 31, 2018, the Company had balances of $500,000 in current liabilities and $400,000 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible notes payable. As of December 31, 2017, the Company had balances of $300,000 in current liabilities and $600,000 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 9 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s CEO, William O’Dowd, has previously advanced funds for working capital to Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “DE LLC Note”) in the principal amount of $1,009,624. The DE LLC Note is payable on demand and bears interest at 10% per annum. During 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to DE LLC as part of the DE LLC Note.

During the three months ended March 31, 2018, the Company repaid $131,001 of the principal balance and recorded interest expense of $39,930 relating to the DE LLC Note. As of March 31, 2018, the Company had a principal balance of $1,577,873 and accrued interest of $215,434 relating to the DE LLC Note on its condensed consolidated balance sheet. During the three months ended March 31, 2017, the Company recorded interest expense of $23,287 relating to the DE LLC Note. As of December 31, 2017, the Company had a principal balance of $1,708,874 and accrued interest of $175,504 relating to the DE LLC Note on its consolidated balance sheet.

NOTE 10 — FAIR VALUE MEASUREMENTS

Warrants

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (collectively, the “Warrants”) which are accounted for as derivatives (see Note 14), and for which a liability is recorded in the aggregate and measured at fair value in the consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the consolidated statements of operations. On March 31, 2017, Warrants J and K were exercised and are no longer outstanding.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations. The carrying amounts at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet as of March 31, 2018 and December 31, 2017, is $1,273,514 and $1,441,831, respectively. Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the three months ended March 31, 2018 and 2017, the Company recorded gains on the change in fair value of the warrant liability on its statements of operations of $168,317 and $6,823,325, respectively.

Warrants outstanding at December 31, 2017 had the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Initial Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$4.12	1.08	January 31, 2019
Series H Warrants	November 4, 2016	250,000	$4.12	1.08	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$4.12	2.08	January 31, 2020

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Warrants outstanding at March 31, 2018 had the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$4.12	0.83	January 31, 2019
Series H Warrants	November 4, 2016	250,000	$4.12	0.83	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$4.12	1.83	January 31, 2020

During the three months ended March 31, 2018, the Company signed an amended and restated Series G Warrant that (i) eliminated the provision that permitted the warrant to be extended beyond its original expiration date of January 31, 2018 if the warrant holder was not able to fully exercise the warrant and remain below a 9.9% ownership threshold and (ii) provided for a definitive expiration date of the warrant of January 31, 2019.

The Warrants have a full ratchet down round provision, which would result in a downward adjustment to the exercise price in the event the Company issues Common Stock for a price per share less than the applicable exercise price of the Warrants in effect immediately prior to such issuance.

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

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at December 31, 2017:

Inputs	Series G	Series H	Series I
Volatility (1)	68.3%	68.3%	67.1%
Expected term (years)	1.08	1.08	2.08
Risk free interest rate	1.771%	1.771%	1.898%
Common stock price	$3.60	$3.60	$3.60
Exercise price	$4.12	$4.12	$4.12

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model March 31, 2018:

Inputs	Series G	Series H	Series I
Volatility (1)	71.1%	71.1%	63.7%
Expected term (years)	0.83	0.83	1.83
Risk free interest rate	2.06%	2.06%	2.25%
Common stock price	$3.52	$3.52	$3.52
Exercise price	$4.12	$4.12	$4.12

———————

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2017 to March 31, 2018:

Warrants Series G, H and I
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2017	$1,441,831
Change in fair value (gain) reported in the statements of operations	(168,317)
Ending fair value balance reported in the consolidated balance sheet at March 31, 2018	$1,273,514

During the three months ended March 31, 2017, the Company recorded a change in fair value (gain) of warrants in the amount of $6,823,325 related to the Warrants, including J and K that were exercised during that period. discussed above.

On December 26, 2017, the Company issued 1,300,050 warrants as part of the unit in the Company’s Offering. On January 24, 2018, an additional 177,203 warrants were issued pursuant to the over-allotment option given to the underwriter of the Offering. The warrants, which measured at fair value categorized within Level 1 of the fair value hierarchy, were valued using the closing market price for the warrants of $0.40 per warrant on December 26, 2017 and $0.41 per warrant on January 24, 2018. The warrants are classified as equity and subsequent fair value measurements are not required.

Put Rights

In connection with the 42West Acquisition (see Note 3) on March 30, 2017, the Company entered into the Put Agreements,  pursuant which it granted the Put Rights to the sellers.  This includes the Put Rights allowable for the Earn Out Consideration that was achieved during the year ended December 31, 2017. During the three months ended March 31, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements for 183,296 shares of Common Stock and were paid $1,690,000 subsequent to the quarter ended March 31, 2018. The $1,690,000 is recorded in other current liabilities in the condensed consolidated balance sheet as of March 31, 2018.

During the quarter ended March 31, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements.  The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreement. During the quarter ended March 31, 2018, the Company purchased a total of 51,485 shares of Common Stock for an aggregate amount of $474,680. The employees have the right, but not the obligation, to cause the Company to purchase an additional 89,050 shares of Common Stock, including shares that may become issuable in respect of the Earn Out Consideration.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at March 31, 2018 and December 31, 2017 is $5,142,414 and $6,226,010, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the three months ended March 31, 2018, the Company recorded a gain of $1,083,596 on the change in fair value of the put rights in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the March 31, 2018 and December 31, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of March 31, 2018	As of December 31, 2017
Equity Volatility estimate	65% - 75%	105.0%
Discount rate based on US Treasury obligations	1.65% - 2.36%	1.50% - 1.99%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2017 to March 31, 2018:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$6,226,010
Change in fair value (gain) reported in the statements of operations	(1,083,596)
Ending fair value balance reported in the consolidated balance sheet at March 31, 2018	$5,142,414

Contingent Consideration

In connection with the 42West acquisition (see Note 3), the sellers had the potential to earn up to $9,333,333 (1,012,292 shares of Common Stock) upon the achievement of certain adjusted EBITDA targets (as defined in the Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017 (the “Contingent Consideration”).

The fair value of the Contingent Consideration on the date of the 42West acquisition was $3,627,000. The sellers of 42West achieved the adjusted EBITDA target during 2017 and earned the Earn Out Consideration. The number of shares to be issued for the Contingent Consideration is determined by dividing the $9,333,333 by $9.22, which was the per share price of the Common Stock used for determining the consideration payable in connection with the 42West Acquisition. The Company will issue a total of 1,012,292 shares of Common Stock over a period of three years.  Based on closing market price of the Company’s common stock on December 29, 2017 (the date the Contingent Consideration was deemed earned) of $3.60, the Company recorded $3,644,251 in equity and reduced its liability by the same amount to account for the contingent consideration being earned. For its initial measurement of fair value, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 11 — VARIABLE INTEREST ENTITIES

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three months ended March 31, 2018 and 2017. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions, LLC			JB Believe LLC
(in USD)	As of and for the three ended March 31, 2018	As of December 31, 2017	As of and for the three ended March 31, 2017	As of and for the three ended March 31, 2018	As of December 31, 2017	As of and for the three ended March 31, 2017
Assets	8,776,867	8,716,184	8,839,208	—	—	—
Liabilities	(12,078,367)	(12,011,149)	(13,063,380)	(6,743,568)	(6,743,278)	(6,762,058)
Revenues	329,192	5,889,003	517,303	—	65,112	15,563
Expenses	(335,727)	(5,589,303)	(1,146,810)	(290)	(34,561)	(3,792)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Max Steel Productions, LLC was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note 7, the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a  $892,619 producer fee. Pursuant to the financing agreements, the lender acquired 100% of the membership interests in of Max Steel Productions, LLC with the Company controlling the production of the motion picture and having the rights to sell the motion picture.

As of March 31, 2018 and December 31, 2017, the Company had capitalized production costs balances of $683,447 and $833,145, respectively, and balances of $977,718 and $1,821,970, each net of allowances for doubtful accounts of $227,280, respectively, in accounts receivable related to Max Steel. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the three months ended March 31, 2018 and 2017, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $4,582 and $2,897,739, respectively.  If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on our liquidity, results of operation and financial condition.

As of March 31, 2018 and December 31, 2017, there were outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt.

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the United States. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. JB Believe LLC currently has no assets, as the capitalized production costs were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,491,834.

NOTE 12 — STOCKHOLDERS’ EQUITY

A.

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board of Directors of the Company approved the amendment of the Company’s articles of incorporation to reduce the designation of Series C Convertible Preferred Stock to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017 and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (the “Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C Convertible Preferred Stock will be convertible into one share of Common Stock (one half of a share post-split on September 14, 2017) subject to adjustment for each issuance of Common Stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% of DE LLC and serves on its board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred.  Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold has occurred. Only upon such determination, will the Series C Convertible Preferred Stock be entitled or permitted to vote on all matters required or permitted to be voted on by the holders of Common Stock and will be entitled to that number of votes equal to three votes for the number of Conversion Shares (as defined in the Certificate of Designation) into which such Holder’s shares of the Series C Convertible Preferred Stock could then be converted.

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

B.

Common Stock

On August 21, 2017, 59,320 shares of restricted stock were issued under the 2017 Plan.  Employees who received these awards were required to remain employed by the Company until the vesting date (February 21, 2018), otherwise such awards would be forfeited.  On February 21, 2018, 53,475 shares issued pursuant to the 2017 Plan vested.

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

On January 5, 2018, the Company issued 762,654 shares of its Common Stock to the sellers of 42West pursuant to the purchase agreement pursuant to which we acquired 42West. See Note 3 for further details on the acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

On January 22, 2018, the underwriters in the Offering exercised their over-allotment option with respect to 20,750 shares of Common Stock and 175,750 warrants to purchase Common Stock. Warrants were also issued to the underwriter of the Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share. The closing date of the over-allotment option was January 24, 2018, and the Company received $81,044 of proceeds from the sale.

On February 21, 2018, employees of 42West who had been issued shares of Common Stock under the 2017 Plan returned 17,585 shares of Common Stock in respect of payroll and withholding taxes.  The value of the shares returned to the Company was calculated using the market price of the Common Stock on February 21, 2018 of $3.19 per share.

On March 11, 14 and 21, 2018, the sellers of 42West exercised Put Rights for 183,296 shares of Common Stock and were paid an aggregate amount of $1,390,000 on April 2, 2018 and $300,000 on April 10, 2018.

On March 20, 2018, three 42West employees exercised Put Rights for 51,485 shares of Common Stock and were paid an aggregate amount of $474,680.

As of March 31, 2018 and December 31, 2017, the Company had 11,229,144 and 10,565,789 shares of Common Stock issued and outstanding, respectively.

NOTE 13 — EARNINGS  PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2018	2017
Numerator
Net income attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$832,959	$4,961,788
Change in fair value of warrants	—	(4,066,254)
Interest expense (Convertible notes payable)	21,875	—
Numerator for diluted earnings per share	$854,834	$895,534

Denominator
Denominator for basic EPS - weighted-average shares	12,517,660	7,238,706
Effect of dilutive securities:
Warrants	—	1,378,536
Shares issuable for 42West acquisition	—	35,567
Convertible notes payable	268,405	—
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of warrants	12,786,065	8,652,809

Basic earnings per share	$0.07	$0.69
Diluted income per share	$0.07	$0.10

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Basic earnings per share is computed by dividing income attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive warrants were exercised and any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. For warrants that are carried as liabilities at fair value, when exercise is assumed in the denominator for diluted earnings per share, the related change in the fair value of the warrants recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive.

Warrants to purchase 2,945,000 shares of Common Stock were outstanding at December 31, 2016. During the three months ended March 31, 2017, warrants for 1,170,000 shares were exercised. The denominator used to compute diluted income per share for the three months ended March 31, 2017 includes the effect of assumed exercises of dilutive warrants during the quarter. The numerator for diluted loss per share for the three months ended March 31, 2017 subtracts the gain for the change in fair value of warrant liability of $4,066,254 related to the Warrants “J” and Warrants “K” included in net income for the quarter that would not have been recorded had the warrants been exercised at the beginning of the period.

For the three months ended March 31, 2018, convertible promissory notes were assumed to have been converted at the beginning of the period and included in the denominator for diluted earnings per share.  Interest expense recorded during the three months ended March 31, 2018 and related to the convertible promissory notes was added back to the numerator for diluted earnings per share. The Company also had outstanding at March 31, 2018 3,089,368 warrants to purchase shares of Common Stock at purchase prices ranging from $4.12 to $10.00 per share. Because the average market price per share of Common Stock during the three months ended March 31, 2018 was lower than the respective exercise prices of the warrants, the warrants were not considered “in the money” and were not included in the calculation of diluted earnings per share.

NOTE 14 — WARRANTS

A summary of warrants outstanding at December 31, 2017 and issued, exercised and expired during the three months ended March 31, 2018 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2017	2,912,165	$5.11
Issued	177,203	4.74
Exercised	—	—
Expired	—	—
Balance at March 31, 2018	3,089,368	$5.09

On March 10, 2010, we issued to T Squared Investments, LLC (“T Squared”) Warrant “E” for 175,000 shares of Common Stock at an exercise price of $10.00 per share with an expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.004 per share. Each time a payment by T Squared is made to Dolphin, a side letter is executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.004 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, the Company and T Squared entered into a warrant purchase agreement whereby T Squared paid $50,000 for the issuance of Warrants G, H and I as described below.  Per the provisions of the warrant purchase agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision, in the warrant agreement and received 162,885 shares of the Common Stock. Because T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 12,115 warrants was recalculated and is currently $6.20 per share of Common Stock. T Squared did not make any payments during the three months ended March 31, 2018 to reduce the exercise price of the warrants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

During the year ended December 31, 2012, T Squared agreed to amend a provision in a preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) dated May 2011 that required the Company to obtain consent from T Squared before issuing any Common Stock below the existing conversion price as defined in the Preferred Stock Purchase Agreement. As a result, the Company has extended the expiration date of Warrant “E” (described above) to September 13, 2015 and on September 13, 2012, the Company issued 175,000 warrants to T Squared (“Warrant “F”) with an exercise price of $10.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.004 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision and hold for six months to remove the legend under Rule 144 of the Securities Act. The Company agreed to extend both warrants until December 31, 2018 with substantially the same terms as herein discussed. T Squared did not make any payments during the three months ended March 31, 2018 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 175,000 warrants with an exercise price of $10.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.004 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as herein discussed. The holder of the warrants did not make any payments during the three months ended March 31, 2018 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at December 31, 2017	Original Exercise Price	Fair Value as of March 31, 2018	Fair Value as of December 31, 2017	Expiration Date
Warrant “G”	750,000	$4.12	$10.00	$709,638	$800,750	January 31, 2019
Warrant “H”	250,000	$4.12	$12.00	236,570	267,133	January 31, 2019
Warrant “I”	250,000	$4.12	$14.00	327,306	373,948	January 31, 2020
	1,250,000			$1,273,514	$1,441,831

The Warrants “G”, “H” and “I” contain an antidilution provision providing that, in the event the Company sells grants or issues any Common Stock or options, warrants, or any instrument convertible into shares of Common Stock or equity in any other form at a deemed per share price below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. At such time when the T Squared has paid down the warrants to an exercise price of $0.02 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision.

On December 26, 2017, the Company issued shares of Common Stock, with a warrant, (the “Unit”) for a purchase price of $4.13 per Unit, pursuant to an S-1 Registration Statement filed by the Company. As a result, the exercise price of each of Warrants “G”, “H” and “I” was reduced to $4.12.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the consolidated financial statements as of March 31, 2018 and December 31, 2017 as derivative liabilities at fair value (see Note 10).

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

As discussed above, in the Offering, the Company sold 1,215,000 Units that each contained one (1) share of Common Stock and one (1) warrant to purchase one share of Common Stock at a purchase price of $4.74. Warrants were also issued to the underwriter of the Offering to purchase up to 85,050 shares of Common Stock at purchase price of $4.74. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. Warrants were also issued to the underwriter of the Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and valued the warrants on the date of issuance using the closing market price for the warrants on December 26, 2017 of $0.40 per warrant and $0.41 per warrant on January 22, 2018.  The fair value of the warrants was recorded in additional paid in capital.

NOTE 15 — RELATED PARTY TRANSACTIONS

In 2008, the Company entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three months ended March 31, 2018 and 2017.

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000 plus bonus. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The Company accrued $2,562,500 and $2,500,000 of compensation as accrued compensation and $1,033,972 and $971,809 of interest in other current liabilities on its condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation $62,163 and $55,999, respectively, for the three months ended March 31, 2018 and 2017, on the condensed consolidated statements of operations.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the sellers of 42West, pursuant to which the Company granted Put Rights to the sellers. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 56,940 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $525,000, during the three months ended March 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 16 — SEGMENT INFORMATION

As a result of the 42West Acquisition (see Note 3), the Company determined that as of the second quarter of 2017, it operates in two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is composed of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. CPD is composed of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and engages in the production and distribution of digital content and feature films.

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

In connection with the 42West Acquisition, the Company assigned $9,550,000 of intangible assets, less the accumulated amortization of $1,346,558 and goodwill of $12,778,860 to the EPD segment.

Three months ended March 31, 2018
Revenue:
EPD	$5,455,733
CPD	329,192
Total	$5,784,925
Segment operating income (loss):
EPD	$525,739
CPD	(624,663)
Total	(98,924)
Interest expense	(267,426)
Other income, net	1,251,913
Income before income taxes	$885,563

As of March 31, 2018
Total assets:
EPD	$27,425,084
CPD	4,367,712
Total	$31,792,796

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of March 31, 2018, the Company has not received any other notifications related to this action.

Tax Filings

The Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of March 31, 2018 and December 31, 2017, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan which replaced the 2012 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 shares as Awards to certain employees.  There was a vesting period of six months and February 21, 2018, 53,475 shares became fully vested.  During the three months ended March 31, 2018, the Company recorded a net compensation expense of $20,422 related to these Awards.

Employee Benefit Plan

42West has a 401(K) profit sharing plan that covers substantially all 42West employees.  Contributions to the plan are at discretion of management. The Company’s contributions were $68,047 for the three months ended March 31, 2018.

Employment Contracts

During 2017, the Company entered into a three-year employment agreement with a senior level management employee and renewed two other agreements that had expired with other senior level managers. The contracts define each individual’s compensation, along with specific salary increases mid-way through the term of each contract. The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to bonuses, commission, vacations and to participate in all employee benefit plans offered by the Company. The employment contracts of four other senior level managers have expired and the Company is negotiating the renewal terms.

As a condition to the closing of the 42West acquisition described in Note 3, the three Principal Sellers entered into employment agreements (the “Employment Agreements”) with the Company and will continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. The Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, the Principal Sellers are entitled to participate in all employee benefit plans, practices and programs maintained by the Company and are entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

On April 5, 2018, the Principal Sellers signed amendments to their respective employment agreements that modified the annual bonus provisions. These amendments eliminated the rights of each of them (i) to be eligible to receive in accordance with the provisions of the Company’s incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of each such employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. The amendment provides for each of the Principal Sellers to be eligible under the Company’s incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals.

Leases

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit amounting to $677,354, and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit amounting to $100,000 at March 31, 2018. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami.  The lease expired on October 31, 2016 and the Company extended the lease until June 30, 2018 with substantially the same terms as the original lease.

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

Future minimum annual rent payments are as follows:

Period ended March 31, 2018
April 1 – December 31, 2018	$1,001,053
2019	1,326,535
2020	1,433,403
2021	1,449,019
2022	912,864
Thereafter	3,762,980
$9,885,854

Rent expense, including escalation charges, amounted to $370,850, for the three months ended March 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans are conducting an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plans may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union once the audit is completed. The Company believes the exposure to be probable and has recognized this liability in other current liabilities on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

NOTE 18 – SUBSEQUENT EVENTS

On April 2, 2018, the Company paid $1,390,000 to the sellers of 42West for Put Rights that was exercised on March 11, 14 and 21, 2018.

On April 2, 2018, the Company paid $50,000 of the principal balance of the DE LLC Note.

On April 10, 2018, the Company paid $300,000 to one of the sellers of 42West for a Put Right that was exercised on March 21, 2018.

On April 12, 2018, the Company repaid $200,000 of the principal balance of the DE LLC Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content production company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our Common Stock began trading on The Nasdaq Capital Market on December 21, 2017 under the symbol “DLPN”.

Through our acquisition of 42West, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers and recording artists. Our content production business is a long-established leading independent producer, committed to distributing film and digital entertainment primarily aimed at family and young adult markets. The strategic acquisition of 42West brings together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our revenue streams.

As a result of the 42West acquisition, we operate in two reportable segments: our entertainment publicity division and our content production division. The entertainment publicity division comprises 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic communications consulting. The content production division comprises Dolphin Films Inc. (“Dolphin Films”) and Dolphin Digital Studios and specializes in the production and distribution of feature films and digital content.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity services and content production businesses.  We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow.  We have identified potential acquisition targets and are in various stages of discussion and diligence with such targets.  We intend to complete at least one acquisition during 2018, but there is no assurance that we will be successful in doing so, whether in 2018 or at all. We are planning to fund such acquisition through loans or additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary capital.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2017, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2017 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. In addition, we are exploring ways to reduce expenses by identifying certain costs that can be combined, for example, subleasing one of our Los Angeles, CA facilities and consolidating our Los Angeles, CA operations. We are currently exploring opportunities to expand the services currently being offered by 42West while reducing expenses through synergies. There can be no assurance that we will be successful in selling these services to clients or reducing expenses. We have filed a Form S-3 with the Securities and Exchange Commission (the “SEC”) under which we may sell up to $30,000,000 of equity securities. There can be no assurance that we will be successful in selling equity securities to raise additional funds.

Revenues

During the three months ended March 31, 2018, we derived the majority of our revenues from 42West. 42West derives its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, and strategic communications services for corporations.  During the three months ended March 31, 2018 and 2017, revenues from production and distribution were derived from the domestic and international distribution sales of our motion picture, Max Steel.  The table below sets forth the components of revenue for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Revenues:
Entertainment publicity	94.3%	0.0%
Production and distribution	5.7%	100.0%
Total revenue	100.0%	100.0%

Entertainment Publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business. We earn revenues primarily from four sources: (i) celebrity talent services in exchange for monthly fees beginning at $5,000 per client; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees ranging from $25,000 to $300,000 per project; (iii) numerous individual engagements for entertainment content marketing services for durations between three and six months and (iv) strategic communications services in exchange for monthly fees ranging from $10,000 to $30,000 per client.

We earn entertainment publicity revenues primarily through the following:

•

Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar and Emmy winning film and television stars, directors, producers and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. Many of our clients have been with 42West since it was founded in 2004. We intend to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business.

•

Entertainment and Targeted Marketing – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red carpet management. As part of our services we offer marketing and publicity services that are tailored to reach diverse audiences. Our clients for this type of service include major studios and independent producers for whom we create targeted multicultural marketing campaigns.

We expect that increased movie marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years.

•

Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in 42West’s Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products sectors. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations. We expect that this growth trend will continue for the next three to five years.

Production and Distribution

Dolphin Films

For the three months ended March 31, 2018 and 2017, we derived revenues from Dolphin Films primarily through the domestic and international distribution of our motion picture, Max Steel.

The production of the motion picture, Max Steel, was completed during 2015 and released in the United States on October 14, 2016. The motion picture did not perform as well as expected domestically, but we secured approximately $8.2 million in international distribution agreements prior to its release. As part of our domestic distribution arrangement, we still have the ability to derive revenues from the ancillary markets described below, but the amount of revenue derived from such channels is typically commensurate with the performance of the film in the domestic box office.

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

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. During the three months ended March 31, 2018, we derived the majority of revenues related to Max Steel from these channels and anticipate that the remaining revenues from these channels will be received during 2018 and thereafter.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to their respective maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable of Max Steel included as assets on our balance sheet, which as of March 31, 2018 were $0.7 million and $1.0 million (net of an allowance for doubtful accounts of $0.2 million), respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we provided a $620,000 backstop guaranty to a third-party guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop guaranty, see “Liquidity and Capital Resources” below.

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

•

Out of Their League, a romantic comedy pitting husband versus wife in the cut-throat world of fantasy football; and

•

Ask Me, a teen comedy in which a high-school student starts a business to help her classmates create elaborate “promposals.”

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through loans or additional sales of our Common Stock, securities convertible into our Common Stock, our issuance of debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary capital. There is no assurance that we will be able to obtain the financing necessary to produce these feature films.

Expenses

Our expenses consist primarily of: (1) direct costs; (2) selling, general and administrative expenses; (3) depreciation and amortization; (4) payroll expenses; and (5) legal and professional fees.

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

Depreciation and amortization includes the depreciation of our property, equipment and leasehold improvements and amortization of intangible assets.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the three months ended March 31, 2018, other income and expenses consisted primarily of: (1) changes in the fair value of warrant liabilities; (2) changes in the fair value of the Put Rights; and (3) interest expense. For the three months ended March 31, 2017, other income and expenses consisted primarily of (1) acquisition costs; (2) changes in the fair value of warrant liabilities; and (3) interest expense.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 as compared to three months ended March 31, 2017

Revenues

For the three months ended March 31, 2018 and 2017 our revenues were as follows:

	For the three months
	March 31,
	2018	2017
Revenues:
Entertainment publicity	$5,455,733	$—
Production and distribution	329,192	532,866
Total revenue	$5,784,925	$532,866

We derived increased revenues from entertainment publicity for the three months ended March 31, 2018, as compared to the same period in the prior year, due to the acquisition of 42West on March 30, 2017.

Revenues from production and distribution decreased by $0.2 million for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to the normal revenue cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements.  We continue to record revenues, to a lesser extent, from international licensing arrangements and home entertainment and from pay and free TV in the domestic market.

Expenses

For the three months ended March 31, 2018 and 2017, our operating expenses were as follows:

	For the three months ended March 31,
	2018	2017
Expenses:
Direct costs	$571,336	$500,526
Selling, general and administrative	1,032,407	187,774
Depreciation and amortization	371,181	4,635
Legal and professional	459,580	375,269
Payroll	3,449,345	336,354
Total expenses	$5,883,849	$1,404,558

Our operating expenses for the three months ended March 31, 2018, include expenses related to our entertainment publicity business, which were not included in the comparable 2017 period.

Direct costs attributable to entertainment publicity were $0.3 million for the three months ended March 31, 2018.  Direct costs for the content production business decreased by approximately $0.3 million for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to a decrease in the amortization of capitalized production costs for Max Steel.  Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Because there has been a decrease in the revenues generated by Max Steel, as discussed above, amortization of capitalized production costs has also decreased.

Selling, general and administrative expenses attributable to the entertainment publicity business were approximately $0.9 million for the three months ended March 31, 2018. Selling, general and administrative expenses decreased slightly for the content production business during the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to the sublease of the LA office in June of 2017.

Depreciation and amortization for the three months ended March 31, 2018 contains (i) depreciation of the assets of the entertainment publicity business and (ii) $0.3 million of amortization of intangible assets created as a result of the acquisition of 42West on March 30, 2017.

Legal and professional fees for the three months ended March 30, 2018 include $0.2 million related to the entertainment publicity business.  Legal and professional fees related to the content production business decreased by approximately $0.1 million during the three months ended March 31, 2018 as compared to the same period in prior year primarily due to the termination of the services of several consultants whose services were no longer required.

Payroll expenses for the three months ended March 31, 2018 include $3.2 million related to the entertainment publicity business.  Payroll expenses for the content production business decreased by approximately $0.1 million for the three months ended March 31, 2018 as compared to the same period in the prior year due to a reduction in employee headcount during the third and fourth quarter of 2017.

Other Income and Expenses

	For the three months ended March 31,
	2018	2017
Other Income and expenses:
Change in fair value of warrant liability	$168,317	$ 6,823,325
Acquisition costs	—	(537,708)
Change in fair value of put rights	1,083,596	—
Interest expense	(267,426)	(452,137)
Total	$984,487	$(5,833,480)

During 2016, certain warrants were issued that required derivative liability classification. We recorded these warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our condensed consolidated statements of operation. The fair value of the warrant liability decreased by approximately $0.2 million and $6.8 million, respectively, for the three months ended March 31, 2018 and 2017, resulting in a gain on the change in fair value.

For the three months ended March 31, 2017, we incurred approximately $0.5 million of acquisition costs consisting of legal, consulting and auditing costs related to our acquisition of 42West that were classified as acquisition costs.

The fair value of Put Rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the Put Rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the Put Rights decreased by approximately $1.1 million for the three months ended March 31, 2018.

Interest expense decreased by approximately $0.2 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to a decrease in the amount of accrued interest for the Production Service Agreement, as payments have been received from the international distribution sales of Max Steel and such payments have been applied to the outstanding balance of the Production Service Agreement.

Net Income

Net income was approximately $0.8 million or $0.07 per share based on 12,517,660 weighted average shares outstanding and $0.07 per diluted share based on 12,786,065 weighted average shares outstanding on a fully diluted basis for the three months ended March 31, 2018. Net income was approximately $5.0 million or $0.69 per share based on 7,238,707 weighted average shares outstanding and $0.10 per share based on 8,652,809 weighted average shares outstanding on a fully diluted basis for the three months ended March 31, 2017.  The reduction in net income for three months ended March 31, 2018, as compared to the three months ended March 31, 2017 related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three months ended March 31, 2018 as compared to three months ended March 31, 2017

For the three months ended March 31, 2018, cash flows from operating activities were insignificant. By comparison during the three months ended March 31, 2017, cash flows provided by operating activities were $3.7 million.  The decrease in cash provided by operating activities is primarily due to (i) collection of receivables from the motion picture Max Steel during 2017 and (ii) collection of production tax incentives related to Max Steel during 2017 that were both used to pay the debt incurred for the production and P&A expenses for the release of the motion picture.

Cash flows used in investing activities for the three months ended March 31, 2018 were approximately $0.04 million as compared to $0.01 million of cash flows provided by investing activities during the three months ended March 31, 2017. Cash flows used in investing activities during the three months ended March 31, 2018 consisted of (i) purchases of fixed assets and (ii) payment to settle amounts due, under a termination agreement, to a former employee of 42West.  Cash flows provided by investing activities for the three months ended March 31, 2017 was related to 42West acquisition.

Cash flows used in financing activities for the three months ended March 31, 2018 were approximately $0.7 million as compared to $5.1 million of cash flows used in financing activities during the three months ended March 31, 2017. The decrease in cash used in financing activities is primarily due to the repayment of a portion of the debt incurred for the production and P&A expenses for the release of Max Steel during the three months ended March 31, 2017. During the three months ended March 31, 2018, cash flows provided by financing activities were primarily from our newly established line of credit with BankUnited, N.A.  We used cash flows from financing activities to (i) pay for the put options exercised by the sellers of 42West and (ii) payoff an existing line of credit with City National Bank.

As of March 31, 2018 and 2017, we had cash available for working capital of approximately $4.5 million and $0.6 million, respectively, and a working capital deficit of approximately $13.0 million and $19.8 million, respectively.

These factors, along with an accumulated deficit of $92.0 million as of March 31, 2018, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts and we intend to obtain financing to produce one of them during 2018 and release it in 2019. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of March 31, 2018, our total debt was approximately $13.1 million and our total stockholders’ equity was approximately $5.2 million. Approximately $5.1 million of the total debt as of March 31, 2018 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.9 million of our indebtedness as of March 31, 2018 ($0.8 million outstanding under the prints and advertising loan agreement plus $2.1 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of March 31, 2018 were approximately $0.7 million and $1.0 million, net of $0.2 million allowance for doubtful accounts.

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

Put Rights

In connection with the 42West acquisition, pursuant to Put Agreements, we granted the sellers Put Rights to purchase up to an aggregate of 1,187,094 shares of our common stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020.  During the quarter ended March 31, 2018, we purchased 183,296 shares of our Common Stock from certain of the sellers in accordance with the Put Agreements for an aggregate purchase price of $1,690,000.

During the quarter ended March 31, 2018, we entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements.  We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements.  During the quarter ended March 31, 2018, we purchased a total of 51,485 shares of Common Stock for an aggregate amount of $474,681.  The employees have put rights to purchase an additional 89,050 shares of Common Stock, including in respect of the earn out consideration. See Note 3—Acquisition of 42West for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, or Max Steel Holdings, entered into a loan and security agreement, or the P&A Loan, providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4,500,000 corporate guaranty from an unaffiliated third party associated with the motion picture, of which we agreed to provide a backstop guaranty of $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender has retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. During the 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop guaranty related to the third-party guarantee. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holdings will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of March 31, 2018 was $0.7 million. As of March 31, 2018 and December 31, 2017, we recorded a liability of $ 866,825 and $1,900,970, respectively, related to this agreement on our condensed consolidated balance sheets.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.5 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of each of March 31, 2018 and December 31, 2017, we had an outstanding balance of $2.1 million related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. In addition, we would impair the accounts receivable related to the foreign distribution agreements included as an asset on our balance sheet, which as of March 31, 2018 was approximately $0.7 million, net of allowance for doubtful accounts.

42West Line of Credit

42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017. City National Bank did not call the outstanding principal of the revolving note but on January 28, 2018, we paid the outstanding balance of $750,000 and satisfied in full our obligation under the revolving note.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our Common Stock, per the Put Agreements with the sellers.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty.

Promissory Notes

On November 30, 2017, we entered into an unsecured promissory note that matures on January 15, 2019 and received $200,000. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On June 14, 2017, we entered into an unsecured promissory note that matures two years after issuance and received $400,000. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum. We have a balance of $400,000 in noncurrent liabilities and accrued interest of $1,778 related to this promissory note payable as of December 31, 2017.

On July 5, 2012, we entered into an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand.

We have a balance of $500,000 in current liabilities, a balance of $400,000 in noncurrent liabilities and accrued interest of $175,636 in other current liabilities related to these convertible promissory notes payable as of March 31, 2018.

Subscription Agreements

2017 Convertible Promissory Notes

On July 18, July 26, July 27, July 31, August 30, September 6, September 8, and September 22, 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000.  Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum.  The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price of either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.  As of March 31, 2018, we had a balance of $800,000 in current liabilities and a balance of $75,000 in noncurrent liabilities related to these convertible promissory notes.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase the interest of one of its members. Pursuant to the agreement, the outstanding purchase price for such interest became payable in connection with our acquisition of the membership interests of 42West. We paid $300,000 during April 2017 and the $225,000 on January 5, 2018.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs. Our management evaluates unamortized production costs for impairment whenever there is an event that may signal that the fair value of the unamortized production costs are below their carrying value. One example that may trigger this type of analysis is the under-performance in the domestic box office of a feature film. For digital productions, this analysis may occur if we are unable to secure sufficient advertising revenue for our web series. We typically perform an impairment analysis using a discounted cash flow method. Any write-down resulting from an impairment analysis is included in direct costs within our consolidated statements of operations.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). Using this newly adopted guidance, we recognize revenue when promised goods or services are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue from public relations consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

We have entered into agreements with foreign and a domestic distributor for our motion picture Max Steel. These international distribution agreements contain minimum guaranteed payments once the motion picture is delivered and other specifications are met per the agreements. We entered into a domestic distribution agreement with Open Road to distribute the film in the United States using their existing relationships and output agreements with the movie theaters, as well, as DVD, SVOD, pay TV, and free TV distributors. These distribution agreements are for the licensing of function intellectual property and, as such, we recognize revenue once the motion picture has been delivered and the license period has begun.

ASC 606 provides guidance on determining whether revenues should be recognized on a gross or net basis (Principal vs Agent). Based on the new guidance of ASC 606, we determined that for the domestic distribution of Max Steel we should report revenues on a gross basis because we are primarily responsible for the fulfillment of the completed motion picture and carry the “inventory risk” if the motion picture does not meet the customers specifications. At other times, we may enter into contracts with distributors, on significantly different terms, and will need to evaluate these contracts at that time.

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

We classified the Series G, H, and I warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions and report the warrants on our consolidated balance sheets at fair value under the caption “warrant liability” and report changes in the fair value of the warrant liability on the consolidated statements of operations under the caption “change in fair value of warrant liability”. Series G, H, and I warrants were measured at March 31, 2018 using inputs classified as “level 3” of the fair value hierarchy.  We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities. Due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the warrants, we decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate for valuing Series G, H and I warrants as of March 31, 2018.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the Series G, H and I warrants at March 31, 2018 are as follows:

Inputs	Series G	Series H	Series I
Volatility(1)	71.1%	71.1%	63.7%
Expected term (years)	0.83	0.83	1.83
Risk free interest rate	2.06%	2.06%	2.25%
Common stock price	$3.52	$3.52	$3.52
Exercise price	$4.12	$4.12	$4.12

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

Put Rights

In connection with the 42West acquisition, we entered into Put Agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares received as consideration for their membership interest of 42West, including the Put Rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,535 of their shares received in April 2017, to be received (i) in July 2018 and (ii) earned from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the quarter March 31, 2018, we purchased 234,781 shares of Common Stock for an aggregate amount of $2,164,680 from the sellers and the 42West employees with put options.

We use a Black-Scholes Option Pricing model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflects management’s own assumptions that market participants would use in valuing the Put Rights. The Put Rights were initially measured on the date of the put agreements and are subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

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

•

our intention to selectively pursue complementary acquisitions, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;

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

•

our beliefs regarding the stability of 42West’s client base;

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

•

our ability to maintain compliance with Nasdaq listing requirements;

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

•

uncertainties regarding the outcome of pending litigation; and

•

the factors included under “Risk factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 9, 2018, which have not been fully remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the other material weaknesses in internal control over financial reporting, we are in the process of finalizing a remediation plan, under the direction of our Board of Directors, and intend to implement improvements during fiscal year 2018 as follows:

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors associated with our business, which are contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 9, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2018 – 1/31/2018	—	—	—	—
2/1/2018 – 2/28/2018	—	—	—	—
3/1/2018 – 3/31/2018	252,366	$8.80	—	—
Total	252,366	$8.80	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, the sellers and certain 42West employees exercised their put rights for an aggregate of 234,781 shares of Common Stock for an aggregate amount of $2,164,680. See Note 3—Acquisition of 42West for further discussion of the put agreements. This amount also includes shares owned and tendered by employees to satisfy payroll and the required withholding taxes related to equity awards.

Our policy governing transactions in Dolphin Entertainment securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Allan Mayer, an employee and director on our Board of Directors, entered into a new trading plan in the second quarter of 2018 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Business Loan Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.
10.2	Promissory Note, dated as of March 15, 2018, in favor of BankUnited, N.A.
10.3	Commercial Security Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2018.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer