Form 10-Q
period 2018-06-30
Dolphin Entertainment, Inc.
filed 2018-08-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The number of shares of common stock outstanding was 13,443,398 as of August 7, 2018.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current
Cash and cash equivalents	$2,033,868	$5,296,873
Accounts receivable, net of allowance for doubtful accounts of $358,859 and $366,280, respectively.	2,841,505	3,700,618
Other current assets	512,329	422,118
Total current assets	5,387,702	9,419,609
Capitalized production costs	884,585	1,075,645
Intangible assets, net of accumulated amortization of $1,649,860 and $1,043,255, respectively.	7,900,140	8,506,745
Goodwill	12,778,860	12,778,860
Property, equipment and leasehold improvements	1,020,851	1,110,776
Investments	220,000	220,000
Deposits	445,289	485,508
Total Assets	$28,637,427	$33,597,143
LIABILITIES
Current
Accounts payable	$733,940	$1,097,006
Other current liabilities	5,537,592	6,487,819
Line of credit	1,700,390	750,000
Put rights	2,907,913	2,446,216
Accrued compensation	2,625,000	2,500,000
Debt	2,887,886	3,987,220
Loan from related party	1,107,873	1,708,874
Deferred revenue	48,449	48,449
Convertible notes payable	550,000	800,000
Notes payable	900,000	300,000
Total current liabilities	18,999,043	20,125,584
Noncurrent
Warrant liability	923,399	1,441,831
Put rights	2,051,458	3,779,794
Convertible notes payable	75,000	75,000
Notes payable	—	600,000
Deferred tax	436,813	187,537
Other noncurrent liabilities	859,860	1,311,040
Total noncurrent liabilities	4,346,530	7,395,202
Total Liabilities	23,345,573	27,520,786
STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,090,688 and 10,565,789, respectively, issued and outstanding at June 30, 2018 and December 31, 2017.	166,360	158,487
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017.	1,000	1,000
Additional paid in capital	97,020,742	98,816,550
Accumulated deficit	(91,896,248)	(92,899,680)
Total Stockholders' Equity	$5,291,854	$6,076,357
Total Liabilities and Stockholders' Equity	$28,637,427	$33,597,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2018	2017	2018	2017
Revenues:
Entertainment publicity	$5,121,487	$5,137,556	$10,577,220	$5,137,556
Production and distribution	97,961	2,694,096	427,153	3,226,962
Total revenues	5,219,448	7,831,652	11,004,373	8,364,518

Expenses:
Direct costs	295,765	2,629,739	865,199	3,130,265
Selling, general and administrative	699,436	947,466	1,598,684	1,135,423
Depreciation and amortization	375,163	322,674	746,343	327,310
Legal and professional	272,794	621,369	681,795	997,434
Payroll	3,507,023	3,466,157	7,142,009	3,802,511
Total expenses	5,150,181	7,987,405	11,034,030	9,392,943
Income (loss) before other income (expenses)	69,267	(155,753)	(29,657)	(1,028,425)

Other income (expenses):
Other expense	—	(44,025)	—	(44,025)
Loss on extinguishment of debt	(53,271)	(4,167)	(53,271)	(4,167)
Acquisition costs	(34,672)	(207,564)	(34,672)	(745,272)
Change in fair value of warrant liability	350,115	(533,812)	518,432	6,289,513
Change in fair value of put rights	333,043	(100,000)	1,416,639	(100,000)
Change in fair value of contingent consideration	—	(116,000)	—	(116,000)
Interest expense	(265,992)	(396,864)	(533,419)	(849,001)
Total other income (expenses)	329,223	(1,402,432)	1,313,709	4,431,048
Income (loss) before income taxes	$398,490	$(1,558,185)	$1,284,052	$3,402,623
Income taxes	(228,016)	—	(280,620)	—
Net income (loss)	$170,474	$(1,558,185)	$1,003,432	$3,402,623

Income (Loss) per Share:
Basic	$0.01	$(0.17)	$0.08	$0.41
Diluted	$(0.01)	$(0.17)	$(0.03)	$(0.30)
Weighted average number of shares used in per share calculation
Basic	12,349,014	9,336,389	12,432,872	8,293,343
Diluted	14,032,001	9,336,389	14,533,224	9,542,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,003,432	$3,402,623
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	746,343	327,310
Amortization of capitalized production costs	203,560	2,049,913
Loss on extinguishment of debt	53,271	4,167
Loss on disposal of fixed assets	—	28,024
Bad debt	(7,421)	16,000
Change in fair value of warrant liability	(518,432)	(6,289,513)
Change in fair value of put rights	(1,416,639)	100,000
Change if fair value of contingent consideration	—	116,000
Change in deferred rent	40,172	434,353
Change in deferred tax liability	249,276	—
Changes in operating assets and liabilities:
Accounts receivable	866,534	(633,609)
Other current assets	(90,211)	2,153,861
Capitalized production costs	(12,500)	(22,361)
Deposits	40,219	454,121
Deferred revenue	—	(26,378)
Accrued compensation	125,000	125,000
Accounts payable	(363,066)	883,137
Other current liabilities	(441,992)	(355,923)
Other noncurrent liabilities	(491,352)	(41,120)
Net Cash Provided by (Used in) Operating Activities	(13,806)	2,725,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	1,250,000
Purchase of fixed assets	(49,813)	(54,558)
Acquisition of 42West, net of cash acquired	(20,000)	13,626
Net Cash Provided by (Used in) Investing Activities	(69,813)	1,209,068
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	500,000
Proceeds from line of credit	1,700,390	750,000
Repayment of the line of credit	(750,000)	—
Proceeds from note payable	—	950,000
Repayment of debt	(1,038,728)	(5,850,525)
Sale of common stock and warrants (unit) in Offering	81,044	—
Employee shares withheld for taxes	(56,091)	—
Proceeds from the exercise of warrants	—	35,100
Exercise of put rights	(2,515,000)	(700,000)
Advances from related party	—	1,297,000
Repayment to related party	(601,001)	(506,981)
Net Cash Used in Financing Activities	(3,179,386)	(3,525,406)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,263,005)	409,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,296,873	662,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,033,868	$1,071,813

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$88,047	$3,333

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of debt and accrued interest into shares of common stock	$273,425	$—
Issuance of shares of Common Stock related to the 42West Acquisition	$—	$15,030,767
Liability for contingent consideration for the 42West Acquisition	$—	$3,743,000
Liability for put rights to the Sellers of 42West	$—	$3,900,000
Liabilities assumed in the 42West Acquisition	$—	$1,011,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the six months ended June 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the six months ended June 30, 2018	—	—	—	—	—	1,003,432	1,003,432
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Issuance of shares related to acquisition of 42West	—	—	760,694	11,410	(31,410)	—	(20,000)
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(324,259)	(4,864)	(2,135,136)	—	(2,140,000)
Balance June 30, 2018	50,000	$1,000	11,090,688	$166,360	$97,020,742	$(91,896,248)	$5,291,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 1 – GENERAL

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a leading independent entertainment marketing and premium content development company.  Through its 2017 acquisition of 42West LLC (“42West”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers and recording artists.  The strategic acquisition of 42West brings together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our collective constituents more strategically and grow and diversify the Company’s revenue streams. Dolphin’s content production business is a long established, independent producer, committed to distributing best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets

2017 Public Offering

On December 26, 2017, in an underwritten registered public offering, the Company sold 1,215,000 units at a public offering price of $4.13 per unit (the “2017 Offering”). Each unit consisted of one share of the Company’s common stock, par value $0.015 (“Common Stock”) and one warrant to purchase one share of Common Stock at an exercise price of $4.74 per share. The net proceeds of the 2017 Offering were approximately $4.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the related underwriting agreement, the Company issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters, which they exercised on January 24, 2018 and purchased an additional 20,750 shares of Common Stock and 175,750 warrants, providing the Company with proceeds of $81,044. Warrants were also issued to the underwriters of the 2017 Offering to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc., Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC and 42West.

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements the following VIEs: Max Steel Productions, LLC. and JB Believe, LLC.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the expected revenue and costs for investments in digital and feature film projects; estimates of sales returns and other allowances and provisions for doubtful accounts and impairment assessments for investment in feature film projects, goodwill and intangible assets. Actual results could differ materially from such estimates.

Stock based compensation

In connection with the acquisition of 42West, the Company issued 59,320 shares of restricted Common Stock to certain employees under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The Company issued these shares on August 21, 2017, all of which vested on February 21, 2018. The Company recognized compensation expense related to the restricted Common Stock based on the number of employees who received the shares and were still employed by the Company at February 21, 2018 at the market price of the shares on grant date (August 21, 2017) less shares of restricted Common Stock that were retained for payroll and withholding taxes. For the six months ended June 30, 2018, the Company recorded net compensation expense of $20,422 related to stock based compensation. There was no other stock based compensation reported for the three and six months ended June 30, 2018.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. The Company is in the process of evaluating the full impact of the Tax Act on its financial statements and has not completed this evaluation. The Company has reported provisional amounts reflecting our reasonable estimates of the impact of the Tax Act. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The Company generates revenue from its entertainment publicity business by providing expert strategic marketing and publicity services to the major film studios, many of the leading independent and digital content providers and talent, including actors, directors, producers and recording artists. These services provided by the Company are simultaneously consumed by our clients as they are being rendered by the Company, and the Company considers its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30 days’ notice by either party with no termination penalty, the Company recognizes revenue as the monthly services are performed. Pursuant to some of the contracts with our customers, the Company may also be entitled to bonus payments upon a nomination for, or win of, awards (e.g. Oscar and SAG). The Company determined that this type of variable consideration should not be recognized prior to the time the nomination or award is announced because this type of revenue is highly susceptible to factors outside of the Company’s control. In addition, the Company invoices its clients for costs it incurs on behalf of its customers in connection with providing services, such as travel, meals and entertainment . The Company recognizes these costs on a gross basis when they are incurred and are considered part of the transaction price. For the three and six months ended June 30, 2018, the Company recognized revenues of $5,121,487 and $10,577,220, respectively, from these types of contracts.

The Company also generates revenue from its content production business by producing motion pictures and licensing the domestic and international distribution rights of the motion pictures. The Company has contracts with a domestic distributor and several international distributors for its motion picture, Max Steel. For international distribution contracts, the Company is entitled to receive a minimum guarantee once the motion picture has been delivered as specified in each of the contracts. The Company considers its licensing of a motion picture the licensing of functional intellectual property because it has significant standalone functionality, that is the consumer can begin using the intellectual property without additional support or changes. Revenues from the licensing of functional intellectual property are recognized once the intellectual property is made available to the customer and the license period has begun.

Under most of the contracts, the Company is entitled to royalties from international distributors after the international distributors have received revenues over the amount paid to the Company as a minimum guarantee. The Company determined that royalties from international distributors would be subject to the sales-based royalty exception, which allows the Company to recognize such revenue only when the later of the following events occurs: (i) the revenue generated from the subsequent distribution of the movie exceeds the minimum guarantee; and (ii) the performance obligation to which the sales-based royalty has been allocated has been satisfied.

The Company’s domestic distribution agreement for Max Steel is considered a “rent a system” agreement whereby the distributor agrees to distribute the motion picture, using its relationships and existing agreements with theaters, home entertainment, subscription-video-on-demand, Netflix and other revenue streams for a fee ranging between 12.5% and 15% of the revenues generated. The agreement is for a 15-year period and commenced on October 14, 2016, which was the date of the theatrical release of Max Steel. The Company receives monthly sales reports from the distributor and revenue is recognized as the motion picture is made available to the customer and the license period with the customer has begun. Under the arrangement with our domestic distributor, the Company acts as the principal and revenues are recognized on a gross basis. Revenues recognized by the Company under the foregoing distribution agreement for the three and six months ended June 30, 2018 were $97,961 and $427,153, respectively.

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
JUNE 30, 2018

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

The Company substantially completed its assessment of the impact of ASC 606 and adopted ASC 606, using the modified retrospective approach, as of January 1, 2018. The Company’s assessment included examination of the following areas of the new standard:

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Principal vs. Agent: The new standard includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company evaluated the principal vs. agent in both our entertainment publicity business and our content production and distribution business and determined that for the existing contracts, the Company acted as the principal. The Company had previously recorded these contracts as a principal so an adjustment is not necessary.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Accounting Guidance not yet adopted

In February 2016, The FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires that only capital (i.e. financing) leases be recognized on the balance sheet –the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the year ending December 31, 2019 for the Company). For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption will be permitted for all organizations. The Company is currently reviewing the impact that implementing this ASU will have on its financial statements.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. Although the Company had net income of $170,474 and $1,003,432 for the three and six months ended June 30, 2018, respectively, it had an accumulated deficit of $91,896,248 as of June 30, 2018. As of June 30, 2018, the Company had a working capital deficit of $13,611,341 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or develop its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and financial support of certain stockholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management currently plans to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into its Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts and intends to obtain financing to begin production on one of the scripts during 2018 and release it in 2019. It expects to earn a producer and overhead fee for each of these productions. There can be no assurances that such productions will be commenced or released or that fees will be realized in future periods. With the acquisition of 42West, the Company is currently exploring opportunities to expand the services currently being offered by 42West while reducing expenses through synergies with the Company. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. On July 24, 2018, the Company issued and sold 2,000,000 shares of Common Stock in an underwritten public offering at a price to the public of $3.00 per share. The securities were offered by the Company pursuant to its shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). Under the shelf registration statement, the Company may sell up to $30,000,000 of equity securities. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under the shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the Company’s common stock held by non-affiliates. There can be no assurance that the Company will be successful or able to sell additional equity securities to raise funds.

NOTE 3 — ACQUISITION OF 42WEST

On March 30, 2017, the Company entered into a purchase agreement (the “42West Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communication services.

Pursuant to the 42West Purchase Agreement, the Company agreed to pay a purchase price at closing equal to $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain of 42West’s indebtedness) in shares of Common Stock (“Stock Consideration”) determined based on the Common Stock’s 30-trading-day average stock price immediately prior to the closing date, which was $9.22 per share, plus a contingent earn out of up to an additional 1,012,292 shares of Common Stock (the “Earn Out Consideration”). The 42West Purchase Agreement included a customary working capital adjustment, which resulted in a post-closing adjustment of $646,031 in favor of the sellers. Of this amount, the Company paid $185,031 in cash and the balance paid through the issuance of Common Stock, in each case in 2017. As of June 30, 2018, the Company had issued an aggregate amount of 1,584,422 shares of Common Stock to the sellers of 42West, certain 42West employees with change of control provisions in their employment agreements, a former employee of 42West with a change of control provision in his termination agreement and as stock bonuses for certain 42West employees. The Company will issue an additional 275,167 shares of Common Stock during 2018, for a total of 1,859,589 shares of Common Stock. This total does not include any shares that are issuable in respect of the Earn Out Consideration.

In addition, the Company agreed to settle certain other change of control provisions with certain 42West employees and one former employee by offering a cash payment in lieu of shares of Common Stock. As a result, the Company made payments in the aggregate amount of (i) $20,000 on February 23, 2018; and, (ii) $292,112 on March 30, 2018. The Company will make additional payments in the aggregate amount of $361,760 on March 29, 2019 to these 42West employees and former employee.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Also in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their respective shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). The Put Rights include shares issued as Earn Out Consideration , all of which was earned during the year ended December 31, 2017. On June 8, 12, 14 and 22, 2018, the sellers of 42West exercised the Put Rights for an aggregate of 48,806 shares of Common Stock at a purchase price of $9.22 per share. As a result, on June 1, 2018, the Company purchased 32,538 shares of Common Stock for an aggregate amount of $300,000 and on July 10, 2018 purchased 16,268 shares of Common Stock for an aggregate amount of $150,000. As of June 30, 2018, the Company had purchased 421,901 shares of Common Stock from the sellers for an aggregate purchase price of $3,890,000.

During March 2018, the Company entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the six months ended June 30, 2018, the Company purchased a total of 51,485 shares of Common Stock under these Put Agreements for an aggregate purchase price of $474,680. The employees have the right, but not the obligation, to cause the Company to purchase an additional 89,212 shares of Common Stock, including the Earn Out Consideration.

Each of Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) entered into employment agreements with the Company, pursuant to which they agreed to continue as employees of the Company for a three-year term after the closing of the 42West acquisition. Each of the employment agreements of the Principal Sellers contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, except pursuant to an effective registration statement on Form S-1 or Form S-3 (an “Effective Registration Statement”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”) or upon exercise of the Put Rights pursuant to the Put Agreement, and, except pursuant to an Effective Registration Statement, no more than 1/3 of the shares received by the Principal Sellers as consideration for the acquisition in the second year and no more than an additional 1/3 of the shares received by the Principal Sellers as consideration for the acquisition in the third year, following the closing date.

In addition, in connection with the 42West acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the sellers of 42West (the “Registration Rights Agreement”), pursuant to which the sellers are entitled to rights with respect to the registration of their shares of Common Stock under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement (other than underwriting discounts) will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of such sellers holding at least a majority of the Stock Consideration received by the sellers, the Company will be required to use its reasonable efforts to effect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the sellers registered on Form S-1 or Form S-3 is subject to other conditions and limitations contained in the Registration Rights Agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 4 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include the unamortized costs of completed motion pictures and digital projects that have been produced by the Company, costs of scripts for projects that have not been developed or produced and costs for projects that are in production. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the motion picture or web series.

Motion Pictures

Revenues earned from motion pictures were $97,961 and $427,153 for the three and six months ended June 30, 2018, respectively, and $2,694,096 and $3,226,962 for the three and six months ended June 30, 2017, respectively. These revenues were mainly attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amounts of $53,862 and $203,560 for the three and six months ended June 30, 2018, respectively, and $1,620,635 and $2,049,913 for the three and six months ended June 30, 2017, respectively, related to Max Steel. Following the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to lower than expected domestic box office performance. The impairment was recorded in 2016. As of June 30, 2018 and December 31, 2017, the Company had balances of $629,585 and $833,145, respectively, recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $255,000 and $242,500 in capitalized production costs associated with these scripts as of June 30, 2018 and December 31, 2017, respectively. The Company intends to produce these projects, but they were not yet in production as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had total capitalized production costs of $884,585 and $1,075,645, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

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

For the three and six months ended June 30, 2018 and 2017, the Company did not earn any revenues related to digital productions.

During 2017, the Company determined that the fair value of the capitalized production costs of the digital productions was below the carrying value and impaired $269,444 of capitalized production costs related to the NFL digital production described above. As of both June 30, 2018 and December 31, 2017, the Company had no capitalized production costs related to digital productions.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of June 30, 2018 and December 31, 2017, the Company had accounts receivables of $1,075,679 and $1,821,970, respectively, each net of an allowance for doubtful accounts of $227,280, related to the revenues of Max Steel, of which $744,122 and $727,674, respectively, each net of an allowance for doubtful accounts of $227,280, were from foreign distributors.

The Company’s trade accounts receivables related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of June 30, 2018 and December 31, 2017, the Company had accounts receivable balances of $1,765,826 and $1,878,647, respectively, net of allowance for doubtful accounts of $131,579 and $139,000, respectively, related to the entertainment PR business.

Other Current Assets

The Company had a balance of $512,329 and $422,118 in other current assets on its condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, these amounts were primarily composed of deferred offering costs, an indemnification asset related to the 42West acquisition and prepaid expenses. As of December 31, 2017, these amounts were primarily composed of the indemnification asset and prepaid expenses.

Deferred offering costs– On February 2, 2018, the Company filed a Form S-3 Registration Statement under the Securities Act, to register shares of Common Stock, warrants and units for an initial offering amount of up to $30,000,000. Legal and professional fees related to the filing of the Form S-3 have been deferred until such time as an offering takes place. As of June 30, 2018, the Company had deferred $54,850 of fees related to the filing of the Form S-3.

Indemnification asset – The Company recorded in other current assets on its condensed consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West Acquisition.

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	June 30, 2018	December 31, 2017
Furniture and fixtures	$519,720	$483,306
Computers and equipment	445,986	432,586
Leasehold improvements	448,661	448,661
	1,414,367	1,364,553
Less: accumulated depreciation	(393,516)	(253,777)
Property, equipment and leasehold improvements, net of accumulated depreciation	$1,020,851	$1,110,776

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements over the remaining term of the related leases. The Company recorded depreciation expense of $71,861 and $139,738, respectively for the three and six months ended June 30, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 6 — INVESTMENT

At June 30, 2018, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both June 30, 2018 and December 31, 2017, related to this investment.

NOTE 7 — DEBT

Prints and Advertising Loan and Security Agreement

During 2016, Dolphin Max Steel Holdings, LLC, a Florida limited liability company and a wholly owned subsidiary of Dolphin Films (“Max Steel Holdings”), entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, the Company’s subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of June 30, 2018 was $629,585. The loan was also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

During 2017, the Company agreed to allow the lender to apply the $1,250,000 balance held in the bank account as collateral to the loan balance and the party associated with the film paid the lender the guaranty of $4,500,000. During 2017, the Company recorded a gain on extinguishment of debt of $3,880,000, related to the payment of the guaranty. The Company recorded its $620,000 backstop guaranty in other current liabilities. As of June 30, 2018 and December 31, 2017, the Company had outstanding balances of $806,219 and $1,900,970, respectively, related to this agreement recorded on the condensed consolidated balance sheets. On its condensed consolidated statement of operations for the three and six months ended June 30, 2018, the Company recorded interest expense of $51,884 and $112,491, respectively related to the P&A Loan. For the three and six months ended June 30, 2017, the Company recorded interest expense of $205,317 and $425,472, respectively, related to the P&A Loan. During the six months ended June 30, 2017, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,594,358 and $1,455,745, respectively, as of June 30, 2018 and December 31, 2017 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

As of June 30, 2018 and December 31, 2017, the Company had outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt on its condensed consolidated balance sheets.

Line of Credit

The Company’s subsidiary, 42West, had a $1,750,000 revolving credit line agreement with City National Bank, which matured on November 1, 2017. Borrowings bore interest at the bank’s prime lending rate plus 0.875%. The debt, including letters of credit outstanding, was collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers. The outstanding loan balance as of December 31, 2017 was $750,000. The line of credit was not renewed, and, on January 29, 2018, the Company paid the outstanding balance of $750,000.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 from the line of credit facility to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On June 29, 2018, the Company issued a standby letter of credit, in the amount of $50,000, to secure the lease of the Los Angeles office. The borrowing capacity under the revolving line of credit was reduced by the same amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of June 30, 2018, the Company was in compliance with all debt covenants.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase one of its members’ equity interest in 42West. Pursuant to the agreement, the outstanding purchase price for such interest became payable in connection with the Company’s acquisition of 42West (Note 3). The Company paid $300,000 in April 2017 and $225,000 on January 5, 2018 in respect of this purchase obligation. The outstanding balance at December 31, 2017 of $225,000 was included in other current liabilities on the accompanying condensed consolidated balance sheet.

NOTE 8 — NOTES PAYABLE

Convertible Notes

2017 Convertible Debt

In July, August and September 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

On June 25, 2018, one of the holders of a convertible promissory note notified the Company that they would convert $250,000 of principal and $23,425 of accrued interest into 85,299 shares of Common Stock at a price of $3.21 per share using the 90-day trading average price per share of Common Stock as of June 22, 2018. On the date of the conversion (June 25, 2018), the market price of the Common Stock was $3.83 per share and the Company recorded a loss on extinguishment of debt in the amount of $53,271 on its condensed consolidated statements of operation for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2018, the Company paid interest on these notes in the aggregate amount of $15,625 and $34,890, respectively and recorded interest expense in the amount of $21,480 and $43,355 relating to these notes. As of June 30, 2018 and December 31, 2017, the Company recorded accrued interest of $5,277 and $20,237, respectively, relating to the convertible notes payable. As of June 30, 2018 and December 31, 2017, the Company had balances of $550,000 and $800,000, respectively in current liabilities and $75,000 in noncurrent liabilities relating to these convertible promissory notes.

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

On April 10, 2017, the Company entered into two unsecured promissory notes with an aggregate principal amount of $300,000 on substantially identical terms. Both promissory notes are held by one noteholder, expire on October 10, 2017, can be prepaid without a penalty at any time and bear interest at 10% per annum. The maturity date of this promissory notes was extended to December 15, 2017 and the promissory notes were paid upon maturity.

On April 18, 2017, the Company entered into a promissory note in the amount of $250,000 that expires on October 18, 2017, can be prepaid without a penalty at any time and bears interest at 10% per annum. The maturity date of this promissory note was extended to December 15, 2017 and the promissory note was paid upon maturity.

On July 5, 2012, the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand.

During the three and six months June 30, 2018, the Company paid interest on its nonconvertible promissory notes in the aggregate amounts of $15,000 and $30,834, respectively. The Company had balances of $183,115 and $169,073 as of June 30, 2018 and December 31, 2017, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three and six months ended June 30, 2018 of $22,479 and $44,877, respectively and $20,924 and $28,321, respectively, for the three and six months ended June 30, 2017, relating to these promissory notes. As of June 30, 2018, the Company had a balance of $900,000 in current liabilities on its condensed consolidated balance sheets relating to these nonconvertible notes payable. As of December 31, 2017, the Company had balances of $300,000 in current liabilities and $600,000 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

NOTE 9 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s CEO, William O’Dowd, previously advanced funds for working capital to Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “DE LLC Note”) in the principal amount of $1,009,624. The DE LLC Note is payable on demand and bears interest at 10% per annum. During 2017, the Company agreed to include certain script costs and other payables totaling $594,315 that were owed to DE LLC as part of the DE LLC Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

During the three and six months ended June 30, 2018, the Company repaid $470,000 and $601,001, respectively, of the principal balance and recorded interest expense of $33,605 and $73,535, respectively, relating to the DE LLC Note. As of June 30, 2018, the Company had a principal balance of $1,107,874 and accrued interest of $249,039 relating to the DE LLC Note on its condensed consolidated balance sheet. During the three and six months ended June 30, 2017, the Company recorded interest expense of $44,131 and $67,418, respectively relating to the DE LLC Note. As of December 31, 2017, the Company had a principal balance of $1,708,874 and accrued interest of $175,504 relating to the DE LLC Note on its consolidated balance sheet.

NOTE 10 — FAIR VALUE MEASUREMENTS

Warrants

During 2016, the Company issued Series G, H, I, J and K Common Stock warrants (collectively, the “Warrants”) which are accounted for as derivatives (see Note [14]), and for which a liability is recorded in the aggregate and measured at fair value in the condensed consolidated balance sheets on a recurring basis, and the change in fair value from one reporting period to the next is reported as income or expense in the condensed consolidated statements of operations. On March 31, 2017, Warrants J and K were exercised and are no longer outstanding.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations. The carrying amounts at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet as of June 30, 2018 and December 31, 2017, were $923,399 and $1,441,831, respectively. Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the three and six months ended June 30, 2018, the Company recorded gains on the changes in fair value of the warrant liability on its statements of operations of $350,115 and $518,432, respectively. During the three and six months ended June 30, 2017, the Company recorded a loss on the change in fair value of $533,812 and a gain of $6,289,513, respectively, that included Warrants J and K for the six months ended June 30, 2017.

Warrants outstanding at December 31, 2017 had the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Initial Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$4.12	1.08	January 31, 2019
Series H Warrants	November 4, 2016	250,000	$4.12	1.08	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$4.12	2.08	January 31, 2020

Warrants outstanding at June 30, 2018 had the following terms:

	Issuance Date	Number of Common Shares	Per Share Exercise Price	Remaining Term (years)	Expiration Date
Series G Warrants	November 4, 2016	750,000	$4.12	0.58	January 31, 2019
Series H Warrants	November 4, 2016	250,000	$4.12	0.58	January 31, 2019
Series I Warrants	November 4, 2016	250,000	$4.12	1.58	January 31, 2020

On February 27, 2018, the Company signed an amended and restated Series G Warrant that (i) eliminated the provision that permitted the warrant to be extended beyond its original expiration date of January 31, 2018 if the warrant holder was not able to fully exercise the warrant and remain below a 9.9% ownership threshold and (ii) provided for a definitive expiration date of the warrant of January 31, 2019.

The Warrants have full ratchet antidilution provisions, which provide for a downward adjustment to the exercise price in the event the Company issues Common Stock for a price per share less than the applicable exercise price of the Warrants in effect immediately prior to such issuance.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Because of the Warrants’ full ratchet antidilution provisions, which creates a path-dependent nature of the exercise prices of the Warrants, the Company concluded it is necessary to measure the fair value of the Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” according to the fair value hierarchy in ASC 820, Fair Value. In general, level 3 assumptions utilize unobservable inputs that are supported by little or no market activity in the subject instrument and that are significant to the fair value of the liabilities. The unobservable inputs the Company utilizes for measuring the fair value of the Warrant liability reflects management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model at December 31, 2017:

Inputs	Series G	Series H	Series I
Volatility (1)	68.3%	68.3%	67.1%
Expected term (years)	1.08	1.08	2.08
Risk free interest rate	1.771%	1.771%	1.898%
Common stock price	$3.60	$3.60	$3.60
Exercise price	$4.12	$4.12	$4.12

The Company determined the fair values of the Warrants by using the following key inputs to the Monte Carlo Simulation model June 30, 2018:

Inputs	Series G	Series H	Series I
Volatility (1)	46.7%	46.7%	61.2%
Expected term (years)	0.58	0.58	1.58
Risk free interest rate	2.147%	2.147%	2.441%
Common stock price	$3.50	$3.50	$3.50
Exercise price	$4.12	$4.12	$4.12

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

For the Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2017 to June 30, 2018:

Warrants Series G, H and I
Beginning fair value balance reported in the consolidated balance sheet at December 31, 2017	$1,441,831
Change in fair value (gain) reported in the statements of operations	(518,432)
Ending fair value balance reported in the consolidated balance sheet at June 30, 2018	$923,399

On December 26, 2017, the Company issued 1,300,050 warrants as part of the 2017 Offering. On January 24, 2018, an additional 177,203 warrants were issued pursuant to the over-allotment option granted to the underwriters of the 2017 Offering. The warrants, which measured at fair value categorized within Level 1 of the fair value hierarchy, were valued using the closing market price for the warrants of $0.40 per warrant on December 26, 2017 and $0.41 per warrant on January 24, 2018. The warrants are classified as equity and subsequent fair value measurements are not required.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Put Rights

In connection with the 42West Acquisition (see Note 3) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers. The Put Rights include the shares issuable as Earn Out Consideration all of which was earned during the year ended December 31, 2017. During the six months ended June 30, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 232,102 shares of Common Stock. As a result the sellers were paid $1,390,000 on April 2, $300,000 on April 10, $300,000 on June 1 and $150,000 on July 10, 2018. The $150,000 was recorded as current put right liability on the condensed consolidated balance sheet as of June 30, 2018.

On March 20, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the six months ended June 30, 2018, the Company purchased a total of 51,485 shares of Common Stock for an aggregate purchase price of $474,680. The employees have the right, but not the obligation, to cause the Company to purchase an additional 89,212 shares of Common Stock, including shares issuable in respect of the Earn Out Consideration.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at June 30, 2018 and December 31, 2017 is $4,959,371 and $6,226,010, respectively, including $150,000 that was exercised but not paid until July 10, 2018. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the three and six months ended June 30, 2018, the Company recorded a gain of $333,043 and $1,416,639, respectively, on the change in fair value of the put rights in the condensed consolidated statement of operations. During each of the three and six months ending June 30, 2017, the Company recorded a loss of $100,000 on the change in fair value of the outstanding put rights.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the June 30, 2018 and December 31, 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of June 30, 2018	As of December 31, 2017
Equity volatility estimate	57.5% - 71.9%	105.0%
Discount rate based on US Treasury obligations	1.82% - 2.60%	1.50% - 1.99%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2017 to June 30, 2018:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$6,226,010
Change in fair value (gain) reported in the statements of operations	(1,416,639)
Ending fair value at June 30, 2018	$4,809,371
Put rights exercised June 22, 2018 and payable July 10, 2018	150,000
Ending fair value of put rights reported in the consolidated balance sheet at June 30, 2018	$4,959,371

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Contingent Consideration

In connection with the 42West acquisition (see Note 3), the sellers had the potential to earn up to $9,333,333 (1,012,292 shares of Common Stock) upon the achievement of certain adjusted EBITDA targets (as defined in the 42West Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017 (the “Contingent Consideration”).

The fair value of the Contingent Consideration on the date of the 42West acquisition was $3,627,000. The sellers of 42West achieved the adjusted EBITDA target during 2017 and earned the Earn Out Consideration. The number of shares to be issued for the Contingent Consideration is determined by dividing the $9,333,333 by $9.22, which was the per share price of the Common Stock used for determining the consideration payable in connection with the 42West Acquisition. The Company will issue a total of 1,012,292 shares of Common Stock over a period of three years. Based on the closing market price of the Company’s common stock on December 29, 2017 (the date the Contingent Consideration was deemed earned) of $3.60, the Company recorded $3,644,251 in equity and reduced its liability by the same amount to account for the contingent consideration being earned. For its initial measurement of fair value, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the acquisition date.

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

During the six months ended June 30, 2017, the Company recorded a loss in the change in fair value of contingent consideration in the amount of $116,000 on its condensed consolidated statement of operations.

NOTE 11 — VARIABLE INTEREST ENTITIES

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses or the right to receive the residual returns of the entity. The most common type of VIE is a special-purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets, and distribute the cash flows from those assets to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The Company performs ongoing reassessments of (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value unless the VIE is an entity which was previously under common control, which in that case is consolidated based on historical cost. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

	Max Steel Productions LLC					JB Believe LLC
	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	As of and for the six months ended June 30,	As of and for the three months ended June 30,	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	As of and for the six months ended June 30,	For the three months ended June 30,
(in USD)	2018	2018	2017	2017	2017	2018	2018	2017	2017	2017
Assets	8,820,966	—	8,716,184	9,207,664	—	—	—	—	30,843	—
Liabilities	(12,153,196)	—	(12,011,149)	(13,011,741)	—	(6,743,568)	—	(6,743,278)	(6,755,328)	—
Revenues	427,153	97,961	—	3,173,826	2,656,523	—	—	—	53,136	37,573
Expenses	(464,418)	(128,691)	—	(3,383,238)	(2,236,428)	(290)	—	—	(3,792)	—

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and six months ended June 30, 2018 and 2017. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

Max Steel Productions, LLC was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note [7], the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel Productions, LLC with the Company controlling the production of the motion picture and having the rights to sell the motion picture.

As of June 30, 2018 and December 31, 2017, the Company had capitalized production costs balances of $629,585 and $833,145, and balances of $977,718 and $1,821,970 respectively, each net of allowances for doubtful accounts of $227,280, in accounts receivable related to Max Steel. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the six months ended June 30, 2018 and 2017, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $4,582 and $3,039,380, respectively. If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on its liquidity, results of operations and financial condition.

As of June 30, 2018 and December 31, 2017, there were outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board of Directors of the Company approved the amendment of the Company’s articles of incorporation to reduce the designation of Series C Convertible Preferred Stock to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017, and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (the “Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Additionally, on July 6, 2017, the Second Amended and Restated Articles of Incorporation eliminated previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, no shares of which are outstanding.

Pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C Convertible Preferred Stock will be convertible into one share of Common Stock (one half of a share post-split on September 14, 2017) subject to adjustment for each issuance of Common Stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding held by such Eligible Class C Preferred Stock Holder on the issue.

An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% of DE LLC and serves on its board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C Convertible Preferred Stock will be convertible by the Eligible Class C Preferred Stock Holder only upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. While certain events may have occurred that could be deemed to have satisfied this criteria, the independent directors of the Board have not yet determined that an optional conversion threshold has occurred. Except as required by law, holders of Series C Convertible Preferred Stock will have voting rights only if the independent directors of the Board determine that an optional conversion threshold has occurred. Only upon such determination will the Series C Convertible Preferred Stock be entitled or permitted to vote on all matters required or permitted to be voted on by the holders of Common Stock and will be entitled to that number of votes equal to three votes for the number of shares of Common Stock into which the Series C Convertible Preferred Stock may then be converted.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

On January 5, 2018, the Company issued 762,654 shares of its Common Stock to the sellers of 42West pursuant to the 42West Purchase Agreement. See Note 3 for further details on the acquisition.

On January 22, 2018, the underwriters in the 2017 Offering exercised their over-allotment option with respect to 20,750 shares of Common Stock and 175,750 warrants to purchase Common Stock. Warrants were also issued to the underwriters of the 2017 Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share. The closing date of the over-allotment option was January 24, 2018, and the Company received $81,044 of proceeds from the sale.

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

On May 8, 12 and 14, 2018, three of the sellers of 42West exercised Put Rights for 32,538 shares of Common Stock and were paid an aggregate amount of $300,000 on June 1, 2018.

On June 22, 2018, two of the sellers of 42West exercised Put Rights for 16,268 shares of Common Stock and were paid an aggregate amount of $150,000 on July 10, 2018.

On June 25, 2018, one of the holders of a convertible promissory note notified the Company that it would convert $273,425 of principal and accrued interest into 85,299 shares of Common Stock, pursuant to the terms of the convertible promissory note.

As of June 30, 2018 and December 31, 2017, the Company had 11,090,688 and 10,565,789 shares of Common Stock issued and outstanding, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 13 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net income attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$170,474	$(1,558,185)	$1,003,432	$3,402,623
Change in fair value of warrants	—	—	—	(6,289,513)
Change in fair value of put rights	(333,043)	—	(1,416,639)	—

Numerator for diluted earnings per share	$(162,569)	$(1,558,185)	$(413,207)	$(2,886,890)

Denominator
Denominator for basic EPS - weighted-average shares	12,349,014	9,336,389	12,432,872	8,293,343
Effect of dilutive securities:
Warrants	—	—	—	756,338
Shares issuable for 42West acquisition	—	—	—	493,165
Put rights	1,682,987	—	2,100,352	—

Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of warrants	$14,032,001	$9,336,389	$14,533,224	$9,542,846

Basic income (loss) per share	$0.01	$(0.17)	$0.08	$0.41
Diluted income (loss) per share	$(0.01)	$(0.17)	$(0.03)	$(0.30)

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

Warrants to purchase 2,945,000 shares of Common Stock were outstanding at December 31, 2016. During the six months ended June 30, 2017, warrants for 1,170,000 shares were exercised. The denominator used to compute diluted income per share for the six months ended June 30, 2017 includes the effect of assumed exercises of dilutive warrants during the quarter. The numerator for diluted loss per share for the six months ended June 30, 2017 subtracts the gain for the change in fair value of warrant liability of $6,289,513 related to the Warrants “J” and Warrants “K” included in net income for the six months that would not have been recorded had the warrants been exercised at the beginning of the period.

In periods when the put rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted income (loss) per share, the related change in the fair value of put right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three months and six months ended June 30, 2018 assumes the put rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the put right liability during the three and six months ended June 30, 2018 is subtracted from net income.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The Company had outstanding at June 30, 2018 3,089,368 warrants to purchase shares of Common Stock at purchase prices ranging from $4.12 to $10.00 per share. Because the average market price per share of Common Stock during the three and six months ended June 30, 2018 was lower than the respective exercise prices of the warrants, the warrants were not considered “in the money” and were not included in the calculation of diluted earnings per share.

Convertible promissory notes are assumed to have been converted at the beginning of the period and included in the denominator, with interest expense for the period reported being added back to the numerator for the calculation of fully diluted earnings per share. The Company determined that the convertible promissory notes were antidilutive and they were not included in the calculation of fully diluted earnings per share for the three and six months ended June 30, 2018.

NOTE 14 — WARRANTS

A summary of warrants outstanding at December 31, 2017 and issued, exercised and expired during the six months ended June 30, 2018 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2017	2,912,165	$5.11
Issued	177,203	4.74
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	3,089,368	$5.09

On March 10, 2010, we issued to T Squared Investments, LLC (“T Squared”) Warrant “E” for 175,000 shares of Common Stock at an exercise price of $10.00 per share with an initial expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.004 per share. Each time a payment by T Squared is made to Dolphin, a side letter is executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.004 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, the Company and T Squared entered into a warrant purchase agreement whereby T Squared paid $50,000 for the issuance of Warrants G, H and I as described below. Per the provisions of the warrant purchase agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision and received 162,885 shares of the Common Stock. Because T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 12,115 warrants was recalculated and is currently $6.20 per share of Common Stock. T Squared did not make any payments during the six months ended June 30, 2018 to reduce the exercise price of the warrants.

During the year ended December 31, 2012, T Squared agreed to amend its May 2011 preferred stock purchase agreement with the Company to eliminate a provision that required that the Company obtain consent from T Squared before issuing any Common Stock below the existing conversion price. In connection with such amendment, the Company extended the expiration date of Warrant “E” to September 13, 2015 and issued 175,000 warrants to T Squared (“Warrant “F”) with an exercise price of $10.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.004 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision, The Company agreed to extend the term of both warrants to December 31, 2018 with substantially the same terms as described above. T Squared did not make any payments during the six months ended June 30, 2018 to reduce the exercise price of the warrants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

On September 13, 2012, the Company sold 175,000 warrants with an exercise price of $10.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.004 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as described above. The holder of the warrants did not make any payments during the six months ended June 30, 2018 to reduce the exercise price of the warrants.

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at December 31, 2017 and June 30, 2018	Original Exercise Price	Fair Value as of June 30, 2018	Fair Value as of December 31, 2017	Expiration Date
Warrant “G”	750,000	$4.12	$10.00	$458,178	$800,750	January 31, 2019
Warrant “H”	250,000	$4.12	$12.00	152,681	267,133	January 31, 2019
Warrant “I”	250,000	$4.12	$14.00	312,540	373,948	January 31, 2020
	1,250,000			$923,399	$1,441,831

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

In the 2017 Offering, the Company issued units, each comprising one share of Common Stock, and one warrant exercisable for one share of common stock for $4.74 per share, for a purchase price of $4.13 per unit. As a result, the exercise price of each of Warrants “G”, “H” and “I” was reduced to $4.12.

Due to the existence of the antidilution provision, the Warrants “G”, “H” and “I” are carried in the consolidated financial statements as of June 30, 2018 and December 31, 2017 as derivative liabilities at fair value (see Note [10]).

In addition to the units issued and sold in the 2017 Offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 85,050 shares of Common Stock at a purchase price of $4.74 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and valued the warrants on the date of issuance using the closing market price for the warrants on December 26, 2017 of $0.40 per warrant and $0.41 per warrant on January 22, 2018. The fair value of the warrants was recorded in additional paid in capital.

NOTE 15 — RELATED PARTY TRANSACTIONS

In 2008, the Company entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription based Internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three and six months ended June 30, 2018 and 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The Company accrued $2,625,000 and $2,500,000 of compensation as accrued compensation and $1,098,390 and $971,809 of interest in other current liabilities on its condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation of $64,418 and $126,581, respectively, for the three and six months ended June 30, 2018 and $58,236 and $114,235, respectively for the three and six months ended June 30, 2017, on the condensed consolidated statements of operations.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 67,786 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $625,000, during the six months ended June 30, 2018.

NOTE 16 — SEGMENT INFORMATION

As a result of the acquisition of 42West (see Note 3), the Company determined that as of the second quarter of 2017, it operates in two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is composed of 42West and provides clients with diversified services, including public relations, entertainment content marketing and strategic marketing consulting. CPD is composed of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and engages in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss). Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

In connection with the acquisition of 42West, the Company assigned $7,900,140 of intangible assets, net of accumulated amortization of $1,649,860 as of June 30, 2018 and $8,860,667, net of accumulated amortization of $249,333 as of June 30, 2017 and goodwill of $12,778,860 as of June 30, 2018 and $14,336,919 as of June 30, 2017, to the EPD segment.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2018		June 30, 2017
Revenues:
EPD	$5,121,487	$10,577,220	$5,137,556	$5,137,556
CPD	97,961	427,153	2,694,096	3,226,962
Total	$5,219,448	$11,004,373	$7,831,652	$8,364,518

Segment Operating Income (Loss):
EPD	$497,886	$965,702	$448,346	$448,346
CPD	(428,619)	(995,359)	(604,099)	(1,476,772)
Total	69,267	(29,657)	(155,753)	(1,028,426)
Interest expense	(265,992)	(533,419)	(396,864)	(849,001)
Other income (expense)	595,215	1,847,128	(1,005,568)	5,280,050
Income (loss) before income taxes	$398,490	$1,284,052	$(1,558,185)	$3,402,623

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

	As of June 30,
	2018	2017
Total assets:
EPD	$25,410,350	$27,301,487
CPD	3,227,077	8,243,407
Total	$28,637,427	$35,544,894

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the third-party claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of June 30, 2018, the Company had not received any other notifications related to this action.

Tax Filings

The Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of June 30, 2018 and December 31, 2017, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan which replaced the 2012 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 shares as Awards to certain employees. There was a vesting period of six months and on February 21, 2018, 53,475 shares became fully vested. During the six months ended June 30, 2018, the Company recorded a net compensation expense of $20,422 related to these Awards.

Employee Benefit Plan

42West has a 401(K) profit sharing plan that covers substantially all 42West employees. Contributions to the plan are at discretion of management. The Company’s contributions were $68,048 and $149,258, respectively, for the three and six months ended June 30, 2018.

Employment Contracts

During 2017, the Company entered into a three-year employment agreement with a senior level management employee and renewed two other agreements that had expired with other senior level managers. The contracts define each individual’s compensation, along with specific salary increases mid-way through the term of each contract. The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to bonuses, commissions, vacations and to participate in all employee benefit plans offered by the Company.

As a condition to the closing of the 42West acquisition described in Note 3, the three Principal Sellers entered into employment agreements (the “Employment Agreements”) with the Company and agreed to continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. The Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, the Principal Sellers are entitled to participate in all employee benefit plans, practices and programs maintained by the Company and are entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Leases

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit in the amount of $677,354 and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $100,000 at June 30, 2018. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On November 1, 2011, the Company entered into a 60 month lease agreement for office space in Miami. The lease expired on October 31, 2016 and the Company extended the lease until December 31, 2018 with substantially the same terms as the original lease.

On June 1, 2014, the Company entered into a 62 month lease agreement for office space in Los Angeles, California. The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease. The Company is also entitled to four and a half months of free rent over the life of the agreement. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease is effective June 1, 2017 through July 31, 2019 and the Company will receive (i) $14,891.50 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338.25 per month for the remainder of the sublease.

Future minimum annual rent payments are as follows:

Period ended June 30, 2018
April 1 – December 31, 2018	$702,316
2019	1,326,535
2020	1,433,403
2021	1,449,019
2022	912,864
Thereafter	3,762,980
$9,587,117

Rent expense, including escalation charges, amounted to $308,979 and $679,829, for the three and six months ended June 30, 2018.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. The existing letter of credit for the New York office was issued by City National Bank in the amount of $677,354 and expires August 1, 2018. The existing letter of credit for the Los Angeles office was issued by City National Bank in the amount of $100,000 and expires July 1, 2018. Pursuant to the terms of the lease agreement, effective July 1, 2018, the amount of the letter of credit is reduced to $50,000. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity on the Bank United line of credit by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company is not aware of any material claims relating to its outstanding letters of credit as of June 30, 2018.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans are conducting an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on a recent audit for periods prior to June 7, 2011, 42West expects that the Plans may seek to collect approximately $300,000 in pension plan contributions, health and welfare plan contributions and union dues once the audit is completed. The Company believes the exposure to be probable and has recognized this liability in other current liabilities on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 18 – SUBSEQUENT EVENTS

On the July 5, 2018 (the “Closing Date”), Dolphin entered into an Agreement and Plan of Merger (the “Merger Agreement”) together with Lois O’Neill and Charles Dougiello (collectively, the “Members”), The Door Marketing Group LLC, a New York limited liability company (“The Door”), and Window Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of Dolphin (“Merger Sub”). On the Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger (the “Merger”) and continuing as a wholly owned subsidiary of the Company. Upon consummation of the Merger, Merger Sub changed its name to The Door Marketing Group, LLC.

The total consideration payable to the Members in respect of the Merger is comprised of the following: (i) $2.0 million in shares of Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. On the Closing Date, the Company issued to the Members an aggregate of 300,012 shares of Common Stock and paid $1.0 million in cash and has agreed to issue an additional $1.0 million in shares of Common Stock and pay to the Member $1.0 million in cash on January 2, 2019. The Merger Agreement contains customary representations, warranties and covenants of the parties thereto.

On the Closing Date, the Company, issued an 8% secured convertible promissory note (the “Note”) in the principal amount of $1.5 million to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle (the “Securities Purchase Agreement”). The Securities Purchase Agreement contains customary representations and warranties and affirmative and negative covenants. The Company used the proceeds of the Note to finance the Company’s acquisition of The Door.

The Company must pay interest on the principal amount of the Note, at the rate of 8% per annum, in cash on a quarterly basis. The Note matures on January 5, 2020. The Company may prepay the Note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepays the Note, it must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of Common Stock at an exercise price equal to $3.25 per share. The Note also contains certain customary events of default. The holder may convert the outstanding principal amount of the Note into shares of Common Stock (the “Conversion Shares”) at any time at a price per share equal to $3.25, subject to adjustments for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. At the Company’s election, upon a conversion of the Note, the Company may issue Conversion Shares in respect of accrued and unpaid interest with respect to the principal amount of the Note converted by Pinnacle.

On July 20, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), relating to an underwritten public offering of 2,000,000 shares of Common Stock at a price to the public of $3.00 per share. The offering closed on July 24, 2018, and the net proceeds to the Company from the offering were approximately $5,580,000, after deducting the Underwriter’s discount and before deducting estimated offering expenses payable by the Company. Pursuant to the Underwriting Agreement, we granted to the Underwriter the option, exercisable for a period of 45 days, to purchase up to 300,000 shares of Common Stock to cover overallotments. The Underwriting Agreement contains customary representations, warranties and covenants of the Company and the Company has agreed to provide the Underwriter with customary indemnification rights. The Company intends to use the net proceeds from this offering for general corporate purposes, including working capital, as well as the acquisition of shares of Common Stock under the Put Agreements.

On July 1, 2018, three employees of 42West were eligible to receive the second installment of their percentage of the consideration for the acquisition of 42West totaling 137,932 shares of Common Stock. On July 21 and 24, 2018, pursuant to the put right agreements, these employees of 42West exercised their put rights in the aggregate amount of 68,966 shares of Common Stock and on August 2, 2018, the Company paid an aggregate purchase price of $635,871 to these employees and issued a net aggregate amount of 68,966 shares of Common Stock.

On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and expires on August 1, 2018. It will automatically be extended annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted to City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit.

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

Through our acquisition of 42West, we provide expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for A-list celebrity talent, including actors, directors, producers and recording artists. Our content production business is a long-established leading independent producer, committed to distributing film and digital entertainment primarily aimed at family and young adult markets. The strategic acquisition of 42West brings together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our revenue streams.

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

On July 5, 2018, referred to as the Closing Date, we entered into an agreement and plan of merger, referred to as the Merger Agreement, together with Lois O’Neill and Charles Dougiello, collectively referred to as the Members, The Door Marketing Group, LLC, a New York limited liability company, referred to as The Door, and Window Merger Sub, LLC, a New York limited liability company and our wholly owned subsidiary, referred to as Merger Sub. On the Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger and continuing as our wholly owned subsidiary. Upon consummation of the merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing. Following its acquisition, The Door became a part of our entertainment publicity division.

 The total consideration payable to the Members in respect of the merger is comprised of the following: (i) $2.0 million in shares of our common stock based on a price of $3.25 per share, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of common stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. On the Closing Date, we issued to the Members an aggregate of $1.0 million in shares of common stock and paid the Members an aggregate of $1.0 million in cash. Pursuant to the Merger Agreement, we have agreed to issue to the Members an additional $1.0 million in shares of common stock and pay to the Members $1.0 million in cash on January 2, 2019.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete at least one acquisition during 2019, but there is no assurance that we will be successful in doing so, whether in 2019 or at all. We currently intend to fund any acquisitions through loans or additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising the capital necessary to consummate any acquisitions.

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

On July 5, 2018, we issued an 8% secured convertible promissory note and received $1.5 million. The majority of the proceeds were used as consideration and for expenses related to the merger with The Door. On July 24, 2018, we issued and sold two million shares of our Common Stock at a public offering price of $3.00 per share in an underwritten public offering. We are exploring opportunities to expand the services currently being offered by 42West and The Door while reducing expenses through synergies. In addition, we are exploring ways to reduce expenses by identifying certain costs that can be combined, for example, subleasing one of our Los Angeles, CA facilities and consolidating our Los Angeles, CA operations. There can be no assurance that we will be successful in expanding these services to clients or reducing expenses.

Revenues

For the three and six months ended June 30, 2018 and 2017, we derived the majority of our revenues from 42West. 42West derives its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, and strategic communications services for corporations. For the three and six months ended June 30, 2018 and 2017, revenues from production and distribution were derived from the domestic and international distribution sales of our motion picture, Max Steel. The table below sets forth the components of revenue for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Entertainment publicity	98.0%	66.0%	96.0%	61.0%
Production and distribution	2.0%	34.0%	4.0%	39.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Entertainment Publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business. We earn revenues primarily from four sources: (i) celebrity talent services in exchange for monthly fees beginning at $5,000 per client; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees ranging from $25,000 to $300,000 per project; (iii) numerous individual engagements for entertainment content marketing services for durations between three and six months; and (iv) strategic communications services in exchange for monthly fees ranging from $10,000 to $30,000 per client. In June 2018, three of 42West’s senior publicists and their related staff left the firm to form their own company. While we are currently evaluating the impact of these departures we expect that such departures will have at least a short term negative impact on 42West’s revenues and results of operations.

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

Production and Distribution

Dolphin Films

For the three and six months ended June 30, 2018 and 2017, we derived revenues from Dolphin Films primarily through the domestic distribution of our motion picture, Max Steel. For the three and six months ended June 30, 2017, we also derived revenues from the international distribution of Max Steel.

The production of the motion picture, Max Steel, was completed during 2015 and was released in the United States on October 14, 2016. The motion picture did not perform as well as expected domestically, but we secured approximately $8.2 million in international distribution agreements prior to its release. As part of our domestic distribution arrangement, we still have the ability to derive revenues from the ancillary markets described below, but the amount of revenue derived from such channels is typically commensurate with the performance of the film in the domestic box office.

We earn motion picture revenues through the following:

•

Theatrical – We earn theatrical revenues from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has agreements with theatrical exhibitors. The financial terms negotiated with Max Steel’s U.S. theatrical distributor provided that we receive a percentage of the box office results, after related distribution fees.

•

International – We earn international revenues through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements related to Max Steel were contingent on a domestic wide release that occurred on October 14, 2016.

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. During the three and six months ended June 30, 2018, we derived the majority of revenues related to Max Steel from these channels and anticipate that the remaining revenues from these channels will be received during 2018 and thereafter.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to their respective maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable of Max Steel included as assets on our balance sheet, which as of June 30, 2018 were $0.6 million and $1.1 million (net of an allowance for doubtful accounts of $0.2 million), respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we provided a $620,000 backstop guaranty to a third-party guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop guaranty, see “Liquidity and Capital Resources” below.

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

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through loans or additional sales of our Common Stock, securities convertible into our Common Stock, our issuance of debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary capital. Thus, there is no assurance that we will be able to obtain the financing necessary to produce these feature films.

Expenses

Our expenses consist primarily of: (1) direct costs; (2) selling, general and administrative expenses; (3) depreciation and amortization; (4) payroll expenses; and (5) legal and professional fees.

Direct costs include certain cost of services related to our entertainment publicity business, amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with production. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the motion picture, and digital productions in certain ancillary markets. Included within direct costs are immaterial impairments for any of our projects. Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

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

Other Income and Expenses

For the three and six months ended June 30, 2018 and 2017, other income and expenses consisted of: (1) changes in the fair value of warrant liabilities; (2) changes in the fair value of the Put Rights; (3) loss on extinguishment of debt; (4) acquisition costs and (5) interest expense. For the three and six months ended June 30, 2017, other income and expenses also included changes in the fair value of contingent consideration and other miscellaneous expenses.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 as compared to three and six months ended June 30, 2017

Revenues

For the three and six months ended June 30, 2018 and 2017 our revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Entertainment publicity	$5,121,487	$5,137,556	$10,577,220	$5,137,556
Production and distribution	97,961	2,694,096	427,153	3,226,962
Total revenue	$5,219,448	$7,831,652	$11,004,373	$8,364,518

Revenues from entertainment publicity decreased slightly but were essentially flat, for the three months ended June 30, 2018, as compared to the same period in the prior year. We derived increased revenues from entertainment publicity for the six months ended June 30, 2018, as compared to the same period in the prior year, due to the acquisition of 42West on March 30, 2017 and only including three months of revenue from entertainment publicity for the six months ended June 30, 2017.

Revenues from production and distribution decreased by $2.8 million for the six months ended June 30, 2018, as compared to the same period in the prior year, and $2.6 million for the three months ended June 30, 2018 as compared to the same period in the prior year, primarily due to the normal revenue cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We continue to record revenues, to a lesser extent, from home entertainment, and from pay and free TV in the domestic market.

Expenses

For the three and six months ended June 30, 2018 and 2017, our operating expenses were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Expenses:
Direct costs	$295,765	$2,629,739	$865,199	$3,130,265
Selling, general and administrative	699,436	947,466	1,598,684	1,135,423
Depreciation and amortization	375,163	322,674	746,343	327,310
Legal and professional	272,794	621,369	681,795	997,434
Payroll	3,507,023	3,466,157	7,142,009	3,802,511
Total expenses	$5,150,181	$7,987,405	$11,034,030	$9,392,943

Our operating expenses for the six months ended June 30, 2018, include six months of expenses related to our entertainment publicity business as compared to only three months for the six months ended June 30, 2017, because we acquired 42West on March 30, 2017.

Direct costs for entertainment publicity decreased by approximately $0.2 million for the three months ended June 30, 2018, as compared to the same period in the prior year mainly due to specific promotions for certain clients during 2017. Direct costs attributable to entertainment publicity were $0.5 million for the six months ended June 30, 2018. Direct costs for the content production business decreased by approximately $1.7 million for the six months ended June 30, 2018, as compared to the same period in the prior year and $1.5 million for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to a decrease in the amortization of capitalized production costs for Max Steel. Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Because there has been a decrease in the revenues generated by Max Steel, as discussed above, amortization of capitalized production costs has also decreased.

Selling, general and administrative expenses attributable to the entertainment publicity business were approximately $1.4 million for the six months ended June 30, 2018. Selling, general and administrative expenses for the content production business decreased by approximately $0.2 million for the six months ended June 30, 2018, as compared to the same period in the prior year, primarily due to the sublease of our LA office in June 2017 and certain one-time expenses (e.g. Nasdaq application fee) incurred during the six months ended June 30, 2017. Selling, general and administrative expenses decreased by $0.2 million in the aggregate across both segments for the three months ended June 30, 2018, as compared to the same period in the prior year, primarily due to all the reasons discussed above.

Depreciation and amortization for the three and six months ended June 30, 2018 and 2017 contains primarily (i) depreciation of the assets of the entertainment publicity business and (ii) amortization of intangible assets created as a result of the acquisition of 42West on March 30, 2017.

Legal and professional fees for the six months ended June 30, 2018 include $0.2 million related to the entertainment publicity business. Legal and professional fees related to the content production business decreased by approximately $0.4 million during the six months ended June 30, 2018 as compared to the same period in the prior year and decreased across both segments by approximately $0.3 million in aggregate for the three months ended June 30, 2018 as compared to the same period in the prior year primarily due to the termination of the services of several consultants whose services were no longer required.

Payroll expenses for the six months ended June 30, 2018 include $6.8 million related to the entertainment publicity business. Payroll expenses for the content production business decreased by approximately $0.3 million for the six months ended June 30, 2018 as compared to the same period in the prior year due to a reduction in employee headcount during the third and fourth quarter of 2017. For the three months ended June 30, 2018 payroll expenses were approximately the same as the same period in the prior year. Even though there was a decrease in headcount and payroll expense in the content production business of approximately $0.2 million, it was offset by an increase in the entertainment publicity business by the same amount.

Other Income and Expenses

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Other Income and expenses:
Other expenses	$—	$(44,025)	$—	$(44,025)
Loss on extinguishment of debt	(53,271)	(4,167)	(53,271)	(4,167)
Acquisition costs	(34,672)	(207,564)	(34,672)	(745,272)
Change in fair value of warrant liability	350,115	(533,812)	518,432	6,289,513
Change in fair value of put rights	333,043	(100,000)	1,416,639	(100,000)
Change in fair value of contingent consideration	—	(116,000)	—	(116,000)
Interest expense	(265,992)	(396,864)	(533,419)	(849,001)
Total	$329,223	$(1,402,432)	$1,313,709	$4,431,048

On June 25, 2018, a holder of a convertible promissory note exchanged the principal and accrued interest on the promissory note into 85,299 shares of our Common Stock pursuant to the terms of the promissory note, at a purchase price of $3.21 per share. On the date of the conversion, the market price of our Common Stock was $3.83 per share resulting in a loss on extinguishment of debt of $0.05 million.

Acquisition costs consists primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the three and six months ended June 30, 2018 consists of merger costs associated with The Door. Acquisition costs for the three and six months ended June 30, 2017 were related to the 42West Acquisition.

During 2016, certain warrants were issued that required derivative liability classification. We recorded these warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our condensed consolidated statements of operation. The fair value of the warrant liability decreased by approximately $0.3 and $0.5 million, respectively for the three and six months ended June 30, 2018 and increased by $0.5 million decreased by $6.3 million for the six months ended June 30, 2017, resulting in a gain on the change in fair value. For the three months ended June 30, 2017, the fair value of the warrants increased by $0.5 million resulting in a loss on the change in fair value.

The fair value of Put Rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the Put Rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the Put Rights decreased by approximately $0.3 million and $1.4 million for the three and six months ended June 30, 2018.

The fair value of contingent consideration related to the 42West acquisition was recorded on our balance sheet on the date of acquisition. The fair value of the contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The sellers of 42West achieved their financial targets and earned the contingent consideration during 2017. A number of shares to be issued became fixed and the contingent consideration was reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60. During the three and six months ended June 30, 2017, the fair value of the contingent consideration increased by approximately $0.1 million.

Interest expense decreased by approximately $0.1 million for the three months ended June 30, 2018 and $0.3 million for the six months ended June 30, 2018 as compared to the same periods in the prior year, primarily due to a decrease in the amount of accrued interest for the Production Service Agreement and the Prints &Advertising loan, as payments have been received from the international  and domestic distribution sales of Max Steel and such payments have been applied to the outstanding balances of the Production Service Agreement and Prints &Advertising loan.

Net Income

Net income was approximately $0.2 million or $0.01 per share based on 12,349,014 weighted average shares outstanding and $(0.01) per share based on 14,032,001 weighted average shares outstanding on a fully diluted basis for the three months ended June 30, 2018 and net income was approximately $1.0 million or $ 0.08 per share based on 12,432,872 weighted average shares outstanding and $(0.03) per share based on 14,533,224 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2018. Net loss was approximately $1.6 million or $(0.17) per share based on 9,336,389 weighted average shares on both basic and fully diluted basis for the three months ended June 30, 2017 and net income was approximately $3.4 million or $0.41 per share based on 8,293,343 weighted average shares outstanding and $(0.30) per share on a fully diluted basis based on 9,542,846 weighted average shares for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six months ended June 30, 2018 as compared to six months ended June 30, 2017

Cash flows used by operating activities for the six months ended June 30, 2018 were $0.01 million compared to cash flows provided by operating activities of $2.7 million for the six months ended June 30, 2017. The decrease in cash provided by operating activities was primarily due to (i) collection of receivables from the motion picture Max Steel during 2017 and (ii) collection of production tax incentives related to Max Steel during 2017 that were both used to pay the debt incurred for the production and P&A expenses for the release of the motion picture.

Cash flows used in investing activities for the six months ended June 30, 2018 were approximately $0.07 million as compared to $1.2 million of cash flows provided by investing activities for the six months ended June 30, 2017. Cash flows used in investing activities during the six months ended June 30, 2018 consisted of (i) purchases of fixed assets and (ii) payment to settle amounts due, under a termination agreement, to a former employee of 42West. Cash flows provided by investing activities for the six months ended June 30, 2017 were primarily related to restricted cash that became available and was used to pay a portion of our P&A loan.

Cash flows used in financing activities for the six months ended June 30, 2018 were approximately $3.2 million as compared to $3.5 million of cash flows used in financing activities during the six months ended June 30, 2017. Cash flows used for financing activities during the six months ended June 30, 2018 consisted primarily of (i) $1.7 million in proceeds from a line of credit with Bank United; (ii) Repayment of $0.7 million on a line of credit with City National Bank; (iii) repayment of our debt under the prints and advertising loan; (iv) $2.5 million used to buy back our Common Stock pursuant to the Put Agreements and (v) repayment of $0.6 million of a related party promissory note. By contrast cash flows from financing activities for during the six months ended June 30, 2017 consisted primarily of (i) $0.7 million in proceeds from our line of credit with City National Bank; (ii) proceeds from notes payable and sale of our Common Stock in a private placement in the aggregate amount of $1.5 million; (iii) net aggregate amount borrowed from a related party in the amount of $0.8 million; (iv) repayment of the prints and advertising loan and production service agreement in the aggregate amount of $5.9 million and $0.7 million used to buy back our Common Stock pursuant to the Put Agreements.

As of June 30, 2018 and 2017, we had cash available for working capital of approximately $2.0 million and $1.1 million, respectively, and a working capital deficit of approximately $13.6 million and $18.5 million, respectively.

These factors, along with an accumulated deficit of $91.9 million as of June 30, 2018, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. On July 24, 2018, we closed a public offering and issued and sold two million shares of our Common Stock at a purchase price to the public of $3.00 per share. We received approximately $5.6 million of proceeds after deducting the underwriter discount and expenses related to the public offering. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. In addition, on July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a Securities Purchase Agreement, dated the same date. We used the proceeds of the Note to finance our acquisition of The Door. We currently have the rights to several scripts and we intend to obtain financing to produce one of them during 2018 and release it in 2019. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of June 30 2018, our total debt was approximately $12.2 million and our total stockholders’ equity was approximately $5.3 million. Approximately $5.0 million of the total debt as of June 30, 2018 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.9 million of our indebtedness as of June 30, 2018 ($0.8 million outstanding under the prints and advertising loan agreement plus $2.1 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of June 30, 2018 were approximately $0.6 million and $1.1 million, net of $0.2 million allowance for doubtful accounts.

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

Put Rights

In connection with the 42West acquisition, pursuant to Put Agreements, we granted the sellers Put Rights to purchase up to an aggregate of 1,187,094 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the six months ended June 30, 2018, we purchased 232,102 shares of our Common Stock from certain of the sellers in accordance with the Put Agreements for an aggregate purchase price of $2,140,000. On June 22, 2018, we received put exercise notices from two of the sellers and we purchased an aggregate of 16,268 shares of our Common Stock for an aggregate purchase price of $150,000 on July 10, 2018.

In March of 2018, we entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the six months ended June 30, 2018, we purchased a total of 51,485 shares of Common Stock for an aggregate purchase price of $474,681. The employees have put rights to purchase an additional 89,212 shares of Common Stock, including in respect of the earn out consideration. On July 21 and 24, 2018, we received put exercise notices from the 42West employees and we purchased 68,966 shares of our Common Stock for an aggregate purchase price of $635,871 on August 2, 2018. See Note 3—Acquisition of 42West for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, or Max Steel Holdings, entered into a loan and security agreement, or the P&A Loan, providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4,500,000 corporate guaranty from an unaffiliated third party associated with the motion picture, of which we agreed to provide a backstop guaranty of $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender has retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. During 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop guaranty related to the third-party guarantee. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holdings will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of June 30, 2018 was $0.6 million. As of June 30, 2018 and December 31, 2017, we recorded a liability of $0.8 million and $1.9 million, respectively, related to this agreement on our condensed consolidated balance sheets.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.5 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of each of June 30, 2018 and December 31, 2017, we had an outstanding balance of $2.1 million related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. In addition, we would impair the accounts receivable related to the foreign distribution agreements included as an asset on our balance sheet, which as of June 30, 2018 was approximately $0.7 million, net of allowance for doubtful accounts.

42West Line of Credit

42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017. City National Bank did not call the outstanding principal of the revolving note but on January 28, 2018, we paid the outstanding balance of $750,000 and satisfied in full our obligation under the revolving note.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our Common Stock, per the Put Agreements with the sellers. Pursuant to the provisions of the lease of our Los Angeles, California office, on June 29, 2018, we issued a standby letter of credit in the amount of $50,000, effective July 1, 2018. Our borrowing capacity under the line of credit was reduced by that amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of June 30, 2018, we were in compliance with all covenants related to the line of credit.

Securities Purchase Agreement

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a securities purchase agreement with Pinnacle Family Office L.P., dated the same date. The securities purchase agreement contains customary representations and warranties and affirmative and negative covenants. Interest on the convertible promissory note is payable on a quarterly basis and the convertible promissory note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note we must (i) pay the holder of the convertible promissory note a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to the holder of the convertible promissory note warrants to purchase 100,000 shares of our common stock with an exercise price equal to $3.25 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of our common stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings.

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

We have a balance of $900,000 in current liabilities and accrued interest of $183,115 in other current liabilities related to these convertible promissory notes payable as of June 30, 2018.

Subscription Agreements

2017 Convertible Promissory Notes

In July, August and September 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price of either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. On June 25, 2018, one of the note holders submitted a notice of conversion and converted an $250,000 of principal and $23,425 of accrued interest into 85,299 shares of our common stock at a purchase price of $3.21 per share. As of June 30, 2018 we had a balance of $550,000 in current liabilities, $75,000 in noncurrent liabilities and $5,277 of accrued interest in other current liabilities related to these convertible promissory notes.

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

We classified the Series G, H, and I warrants issued during 2016 as derivative liabilities, because they contain full-ratchet down round provisions and report the warrants on our consolidated balance sheets at fair value under the caption “warrant liability” and report changes in the fair value of the warrant liability on the consolidated statements of operations under the caption “change in fair value of warrant liability”. Series G, H, and I warrants were measured at June 30, 2018 using inputs classified as “level 3” of the fair value hierarchy. We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities. Due to the existence of the full ratchet down round provision, which creates a path-dependent nature of the exercise prices of the warrants, we decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate for valuing Series G, H and I warrants as of June 30, 2018.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the Series G, H and I warrants at June 30, 2018 are as follows:

Inputs	Series G	Series H	Series I
Volatility(1)	46.7%	46.7%	61.2%
Expected term (years)	0.58	0.58	1.58
Risk free interest rate	2.147%	2.147%	2.441%
Common stock price	$3.50	$3.50	$3.50
Exercise price	$4.12	$4.12	$4.12

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

Put Rights

In connection with the 42West acquisition, we entered into Put Agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares received as consideration for their membership interest of 42West, including the Put Rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares received in April 2017, to be received (i) in July 2018 and (ii) earned from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the six months ended June 30, 2018, we purchased 283,587 shares of Common Stock for an aggregate amount of $2,614,680 from the sellers and the 42West employees with put options.

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

Income Taxes

We reported an effective tax rate of 57.2% and 0.0% for the three months ended June 30, 2018 and 2017, respectively. The income tax expense reported during the three months ended June 30, 2018 is primarily due to the tax amortization of indefinite lived intangibles resulting from the 42West acquisition which is not offset against the valuation allowance.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we did not have any material off-balance sheet arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” ‘intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected and future developments and other factors believed to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. You should not place undue reliance on these forward-looking statements, which reflect our views only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update these forward-looking statements in the future, except as required by applicable law.

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and those contained in Item 1A of this Quarterly Report on Form 10-Q.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 9, 2018, which have not been fully remediated as of the date of the filing of this report.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors associated with our business, as contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 9, 2018.

We may not be able to successfully integrate The Door and other businesses that we may acquire in the future.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent in part on our ability to successfully integrate The Door and other businesses that we have acquired (such as 42West) and may acquire in the future. The process of integrating The Door, and any other acquired businesses, involves risks. These risks include, but are not limited to:

•

demands on management related to the increase in the size of our business;

•

diversion of management’s attention from the management of daily operations;

•

difficulties in the assimilation of different corporate cultures and business practices;

•

difficulties conforming the acquired company’s accounting policies to our existing policies;

•

retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures and maintaining uniform, standards, such as internal accounting controls, procedures, and policies; and

•

costs and expenses associated with any undisclosed or potential liabilities,

Failure to successfully integrate The Door, or any other acquired businesses, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, our acquisition of The Door has resulted, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to  intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the benefits that we expect to realize as a result of the acquisition of The Door. Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize the anticipated revenue enhancement or other synergies from the acquisition of The Door, either in the amount or within the time frame that we expect. In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize the anticipated synergies and revenue enhancements may be affected by a number of factors, including but not limited to, the following:

•

the use of more cash and other financial resources on integration and implementation activities than we expect; and

•

unanticipated increases in expenses unrelated to the acquisition of The Door, which may offset the expected benefits from the acquisition of The Door.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

The Door may have liabilities that are not known to us.

The Door may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of The Door. We cannot assure you that the indemnification available to us under the acquisition agreement in respect of the acquisition of The Door will be sufficient in amount, scope, or duration to fully offset the possible liabilities associated with The Door’s business or property that we assumed upon consummation of the acquisition. We may learn additional information about The Door that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2018 – 4/30/2018	—	$—	—	—
5/1/2018 – 5/31/2018	32,538	9.22	—	—
6/1/2018 – 6/30/2018	16,268	9.22	—	—
Total	48,806	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, the sellers exercised their put rights for an aggregate of 48,806 shares of Common Stock for an aggregate amount of $450,000. See Note 3—Acquisition of 42West for further discussion of the put agreements.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2018.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer