Form 10-Q
period 2018-09-30
Dolphin Entertainment, Inc.
filed 2018-11-19
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The number of shares of common stock outstanding was 14,123,157 as of November 8, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current
Cash and cash equivalents	$7,112,256	$5,296,873
Restricted cash	677,354	—
Accounts receivable, net of allowance for doubtful accounts of $531,409 and $366,280, respectively.	3,412,585	3,700,618
Other current assets	367,563	422,118
Total current assets	11,569,758	9,419,609
Capitalized production costs, net	884,585	1,075,645
Intangible assets, net of accumulated amortization of $2,169,782 and $1,043,255, respectively.	9,490,218	8,506,745
Goodwill	16,614,335	12,778,860
Property, equipment and leasehold improvements, net	1,067,874	1,110,776
Investments	220,000	220,000
Deposits	475,958	485,508
Total Assets	$40,322,728	$33,597,143

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of September 30, 2018	As of December 31, 2017
LIABILITIES
Current
Accounts payable	$877,240	$1,097,006
Other current liabilities	5,585,920	6,487,819
Merger consideration payable	1,000,000	—
Line of credit	1,700,390	750,000
Put rights	3,273,448	2,446,216
Accrued compensation	2,625,000	2,500,000
Debt	2,756,392	3,987,220
Loan from related party	1,107,873	1,708,874
Deferred revenue	60,074	48,449
Convertible notes payable	625,000	800,000
Notes payable	900,000	300,000
Total current liabilities	20,511,337	20,125,584
Noncurrent
Warrant liability	—	1,441,831
Put rights	1,909,265	3,779,794
Convertible notes payable, net of debt discount	1,346,155	75,000
Notes payable	—	600,000
Contingent consideration	1,150,000	—
Deferred tax	201,740	187,537
Other noncurrent liabilities	804,143	1,311,040
Total noncurrent liabilities	5,411,303	7,395,202
Total Liabilities	25,922,640	27,520,786

Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 13,933,540 and 10,565,789, respectively, issued and outstanding at September 30, 2018 and December 31, 2017	209,003	158,487
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017	1,000	1,000
Additional paid in capital	105,003,434	98,816,550
Accumulated deficit	(90,813,349)	(92,899,680)
Total Stockholders' Equity	14,400,088	6,076,357
Total Liabilities and Stockholders' Equity	$40,322,728	$33,597,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2018	2017	2018	2017
Revenues:
Entertainment publicity	$5,720,264	$5,409,175	$16,297,466	$10,546,716
Production and distribution	—	1,398,839	427,153	4,625,801
Total revenues	5,720,264	6,808,014	16,724,619	15,172,517

Expenses:
Direct costs	333,041	427,926	1,199,165	2,927,817
Distribution and marketing	—	320,439	—	950,812
Selling, general and administrative	1,111,516	698,001	2,547,621	1,956,695
Depreciation and amortization	599,078	321,538	1,345,421	648,848
Legal and professional	601,330	208,637	1,445,818	1,098,728
Payroll	3,614,139	3,482,246	10,755,111	7,284,734
Total expenses	6,259,104	5,458,787	17,293,136	14,867,634
Income (loss) before other income (expenses)	(538,840)	1,349,227	(568,517)	304,883

Other income (expenses):
Gain (loss) on extinguishment of debt	—	3,881,444	(53,271)	3,877,277
Loss on disposal of furniture, office equipment and leasehold improvements	—	—	—	(28,025)
Acquisition costs	(182,504)	—	(217,174)	(745,272)
Change in fair value of warrant liability	—	1,396,094	—	7,685,607
Change in fair value of put rights	(110,840)	200,000	1,305,797	100,000
Change in fair value of contingent consideration	470,000	(230,000)	470,000	(346,000)
Interest expense	(277,122)	(424,187)	(810,521)	(1,273,166)
Total other income (expenses)	(100,466)	4,823,351	694,831	9,270,421
Income (loss) before income taxes	$(639,306)	$6,172,578	$126,314	$9,575,304
Income taxes	819,451	—	538,831	—
Net income	$180,145	$6,172,578	$665,145	$9,575,304

Income (Loss) per Share:
Basic	$(0.01)	$0.66	$0.05	$1.11
Diluted	$(0.01)	$0.44	$(0.04)	$0.20
Weighted average number of shares used in per share calculation
Basic	14,565,766	9,336,826	13,151,649	8,640,543
Diluted	14,565,766	10,382,818	15,255,445	9,479,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$665,145	$9,575,304
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	1,345,421	648,848
Amortization of capitalized production costs	203,560	2,256,711
Amortization of beneficial conversion on debt	30,769	—
Gain on extinguishment of debt	—	(4,500,000)
Loss on extinguishment of debt	53,271	4,167
Loss on disposal of fixed assets	—	28,025
Bad debt	165,129	85,437
Change in fair value of warrant liability	—	(7,685,607)
Change in fair value of put rights	(1,305,797)	(100,000)
Change in fair value of contingent consideration	(470,000)	346,000
Compensation paid in shares of common stock	—	103,740
Change in deferred rent	71,266	—
Change in deferred tax	(570,176)	—
Changes in operating assets and liabilities:
Accounts receivable	592,248	1,310,988
Other current assets	86,415	2,215,132
Capitalized production costs	(12,500)	(39,861)
Deposits	40,219	662,922
Deferred revenue	(3,875)	(26,378)
Accrued compensation	125,000	187,500
Accounts payable	(220,831)	706,284
Other current liabilities	(596,774)	434,920
Other noncurrent liabilities	(580,078)	456,814
Net Cash Provided by (Used in) Operating Activities	(381,588)	6,670,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	1,250,000
Payment of working capital adjustment (42West)	—	(185,031)
Purchase of fixed assets	(70,504)	(166,956)
Acquisition of The Door, net of cash acquired	(910,713)	—
Acquisition of 42West, net of cash acquired	(20,000)	13,626
Net Cash Provided by (Used in) Investing Activities	(1,001,217)	911,639
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	6,749,204	500,000
Proceeds from line of credit	1,700,390	750,000
Repayment of the line of credit	(750,000)	—
Proceeds from note payable	1,500,000	1,975,000
Repayment of debt	(1,170,222)	(9,179,223)
Sale of common stock and warrants (unit) in Offering	81,044	—
Employee shares withheld for taxes	(56,091)	—
Proceeds from the exercise of warrants	—	35,100
Exercise of put rights	(3,577,782)	(1,075,000)
Advances from related party	—	1,388,000
Repayment to related party	(601,001)	(681,773)
Net Cash Provided by (Used in) Financing Activities	3,875,542	(6,287,896)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,492,737	1,294,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,296,873	662,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$7,789,610	$1,957,235

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$124,683	$26,459

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of debt and accrued interest into shares of common stock	$273,425	$—
Issuance of shares of Common Stock related to the acquisitions	$2,246,154	$15,030,767
Liability for contingent consideration for the acquisitions	$1,620,000	$3,973,000
Liability for put rights to the Sellers of 42West	$—	$3,700,000
Liabilities assumed in the 42West Acquisition	$—	$1,011,000
Payment of certain accounts payable with shares of common stock	$—	$58,885
Issuance of shares of Common Stock pursuant to 2017 Plan	$—	$486,424

Reconciliation of cash, cash equivalents and restricted cash - The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the nine months ended September 30,
	2018	2017

Cash and cash equivalents	$7,112,256	$1,957,235
Restricted cash	677,354	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,789,610	$1,957,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the nine months ended September 30, 2018	—	—	—	—	—	665,145	665,145
Cumulative effect of adoption of ASU 2017-111	—	—	—	—	—	1,441,831	1,441,831
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	20,645	(20,645)	—
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Sale of common stock through an offering pursuant to a Registration Statement on Form S-3	—	—	2,515,000	37,725	6,711,479	—	6,749,204
Issuance of shares related to acquisition of 42West	—	—	898,626	13,479	(33,479)	—	(20,000)
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	2,241,539	—	2,246,154
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Beneficial conversion of convertible promissory note	—	—	—	—	184,614	—	184,614
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(442,031)	(6,630)	(3,308,652)	—	(3,315,282)
Balance September 30, 2018	50,000	$1,000	13,933,540	$209,003	$105,003,434	$(90,813,349)	$14,400,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 1 – GENERAL

Dolphin Entertainment, Inc. (the “Company,” “Dolphin,” “we,” “us” or “our”), formerly Dolphin Digital Media, Inc., is a leading independent entertainment marketing and premium content development company. Through its 2017 acquisition of 42West LLC (“42West”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for hundreds of A-list celebrity talent, including actors, directors, producers and recording artists. The strategic acquisition of 42West brought together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our collective constituents more strategically and grow and diversify the Company’s revenue streams. Dolphin’s content production business is a long established, independent producer, committed to distributing best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

2018 Acquisition of The Door

On July 5, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), together with Lois O’Neill and Charles Dougiello (collectively, the “Members”), The Door Marketing Group, LLC, a New York limited liability company, and Window Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, The Door Marketing Group, LLC merged into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the Merger, Merger Sub changed its name to The Door Marketing Group LLC (“The Door”). The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing, primarily to the hospitality industry. The total consideration payable to the Members in respect of the Merger is comprised of the following: (i) $2.0 million in shares of the Company’s common stock, par value $0.015 (the “Common Stock”), based on a price of $3.25 per share, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock  received as consideration for the Merger (the “Share Consideration”) in the first year following the closing date of the Merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year. See Note 3 for additional information regarding the Merger.

2018 Public Offering

On July 24, 2018, in an underwritten registered public offering, the Company issued and sold 2,000,000 shares of Common Stock at a public offering price of $3.00 per share (the “2018 Offering”). The net proceeds of the 2018 Offering were approximately $5.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the related underwriting agreement, the Company granted an over-allotment option to the underwriter, which it exercised on August 22, 2018 and purchased an additional 265,000 shares of Common Stock providing the Company with proceeds of approximately $707,000 after deducting the underwriter discount and related offering expenses.

On September 19, 2018, the Company issued and sold to a single investor in a registered direct offering an aggregate of 250,000 shares of the Common Stock at a price of $3.00 per share. The offering of the Shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The Company received proceeds of approximately $730,000 from the issuance and sale of the Common Stock after deducting related offering expenses.

2017 Public Offering

On December 26, 2017, in an underwritten registered public offering, the Company sold 1,215,000 units at a public offering price of $4.13 per unit (the “2017 Offering”). Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $4.74 per share. The net proceeds of the 2017 Offering were approximately $4.2 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the related underwriting agreement, the Company issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters, which they exercised on January 24, 2018 and purchased an additional 20,750 shares of Common Stock and 175,750 warrants, providing the Company with proceeds of $81,044. Warrants were also issued to the underwriters of the 2017 Offering to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc., Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West and The Door.

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements the following VIEs: Max Steel Productions, LLC, and JB Believe, LLC.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Stock based compensation

In connection with the acquisition of 42West, the Company issued 59,320 shares of restricted Common Stock to certain employees under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”). The Company issued these shares on August 21, 2017, all of which vested on February 21, 2018. The Company recognized compensation expense related to these shares of Common Stock based on the number of employees who received the shares and were still employed by the Company at February 21, 2018 at the market price of the shares on the grant date (August 21, 2017) less shares of restricted Common Stock that were retained for payroll and withholding taxes. Except for the foregoing, there was no other stock based compensation [expense] reported for the three and nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recorded net compensation expense of $20,422 related to stock-based compensation.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815), are discussed below:

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

The Company generates revenue from its entertainment publicity business by providing expert strategic marketing and publicity services to the major film studios, many of the leading independent and digital content providers, talent, including actors, directors, producers, recording artists and celebrity chefs and leading hotels and restaurants. These services provided by the Company are simultaneously consumed by our clients as they are being rendered by the Company, and the Company considers its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30 days’ notice by either party with no termination penalty, the Company recognizes revenue as the monthly services are performed. Pursuant to some of the contracts with our customers, the Company may also be entitled to bonus payments upon a nomination for, or win of, awards (e.g. Oscar and SAG). The Company determined that this type of variable consideration should not be recognized prior to the time the nomination or award is announced because this type of revenue is highly susceptible to factors outside of the Company’s control. In addition, the Company invoices its clients for costs it incurs on behalf of its customers in connection with providing services, such as travel, meals and entertainment. The Company recognizes these costs on a gross basis when they are incurred and are considered part of the transaction price. For the three and nine months ended September 30, 2018, the Company recognized revenues of $5,720,264 and $16,297,466 respectively, from these types of contracts.

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
SEPTEMBER 30, 2018

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

The Company’s domestic distribution agreement for Max Steel is considered a “rent a system” agreement whereby the distributor agrees to distribute the motion picture, using its relationships and existing agreements with theaters, home entertainment, subscription-video-on-demand, Netflix and other revenue streams for a fee ranging between 12.5% and 15% of the revenues generated. The agreement is for a 15-year period and commenced on October 14, 2016, which was the date of the theatrical release of Max Steel. The Company receives monthly sales reports from the distributor and revenue is recognized as the motion picture is made available to the customer and the license period with the customer has begun. Under the arrangement with our domestic distributor, the Company acts as the principal and revenues are recognized on a gross basis. Revenues recognized by the Company under the foregoing distribution agreement for the three and nine months ended September 30, 2018 were $0 and $427,153, respectively.

Contracts in the Company’s Equity

From time to time, the Company issues contracts related to its own equity securities, such as warrants and convertible notes. The Company evaluates whether a standalone contract (such as a warrant), or an embedded feature of a contract (such as the conversion feature of a convertible note) should be classified in stockholders’ equity or as a liability in the Company’s consolidated balance sheet. The determination is made in accordance with the requirements of ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815).

A warrant is classified as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. Prior to adoption of ASU 2017-11, and in accordance with ASC 815, certain warrants with anti-dilutive provisions were deemed to be derivatives because they were not considered indexed to the Company’s equity. The value of the warrants would fluctuate with the price of the Common stock and was recorded as a current liability on the Company’s condensed consolidated balance sheet. The change in the value of the liability was recorded as “change in fair value of warrant liability” on the condensed consolidated statements of operations.

Effective July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

The Company adopted ASU 2017-11 by electing the modified retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the warrants with down round protection provisions from liability to equity (accumulated deficit) and resulted in a cumulative effect adjustment to beginning retained earnings in the aggregate amount of $1,441,831.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Recent Accounting Pronouncements

Accounting Guidance adopted during 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 —Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in ASC Topic 605, and most industry specific guidance, and replace it with a new Accounting Standards Codification (“ASC”) Topic 606. The FASB has also issued several subsequent ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

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

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for the Company), including interim reporting periods within that reporting period. Accordingly, the Company adopted ASC 606 in the first quarter of 2018.

ASC 606 requires an entity to apply ASC 606 using one of the following two transition methods:

1.

Retrospective approach: Retrospectively to each prior reporting period presented and the entity may elect certain practical expedients.

2.

Modified retrospective approach: Retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application. If an entity elects this transition method it also is required to provide the additional disclosures in reporting periods that include the date of initial application of (a) the amount by which each financial statement line item is affected in the current reporting period by the application ASC 606 as compared to the guidance that was in effect before the change, and (b) an explanation of the reasons for significant changes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company completed its assessment of the impact of ASC 606 and adopted ASC 606, using the modified retrospective approach, as of January 1, 2018. The Company’s assessment included examination of the following areas of the new standard:

Variable Consideration: The Company is entitled to royalties from certain international distributors based on the sales made by these distributors after recoupment of a minimum guarantee. The Company is also entitled to certain bonus payments if certain of their clients receive awards as specified in the engagement contracts. Under ASC 606, revenues will be recorded based on best estimates available in the period of sales or usage. The Company determined that royalties from the international distributors would be subject to the sales-based royalty exception, that allows the revenue to be recognized only when the later of the following events occurs; (i) the subsequent sale occurs; and (ii) the performance obligation to which the sales-based royalty has been allocated has been satisfied. For the bonus payments available to the Company if its clients are either nominated or receive awards, the Company determined that the revenue should not be recognized prior to the time the nomination or award is announced since this type of revenue is highly susceptible to factors outside of the Company’s influence.

Principal vs. Agent: ASC 606 includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company evaluated the principal vs. agent in both its entertainment publicity business and its content production and distribution business and determined that for the existing contracts, the Company acted as the principal. The Company had previously recorded these contracts as principal; therefore, no adjustment was necessary.

Functional vs Symbolic Intellectual Property: ASC 606 includes guidance on how to recognize revenue depending on whether the intellectual property is functional or symbolic. The Company licenses its completed motion picture to distributors. This type of intellectual property is considered functional intellectual property because it has significant standalone functionality, that is the consumer can begin using the intellectual property without additional support or changes. Revenues from the licensing of functional intellectual property are to be recognized once the intellectual property is available to the customer and license period has begun.

Performance obligation satisfied over time: The Company’s entertainment publicity business renders services to clients for a fixed monthly fee. These services provided by the Company are simultaneously consumed by its clients as they are being rendered by the Company, and the Company considers that its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30-day notice by either party with no termination penalty, the Company recognizes revenue over time as the monthly services are performed.

Based on the Company’s evaluation of ASC 606, the Company believes that revenues from prior periods were recognized in a manner consistent with the new standards and that a cumulative adjustment was not necessary upon implementation of ASC 606 in the first quarter of 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017 (2018 for the Company), and interim periods within those years, with early adoption permitted. The Company adopted this new guidance effective January 1, 2018 without a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 was adopted by the Company on January 1, 2018 without a material impact on its consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the ASC, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (2019 for the Company). Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of ASU 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. The Company elected to adopt ASC 2017-11 effective July 1, 2018. The Company applied a modified retrospective approach with a cumulative effect of the change recorded to retained deficit in the amount of $1,441,831.

Accounting Guidance not yet adopted

In October 2018, the FASB issued new guidance on consolidation ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decisionmakers and service providers are variable interests. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued new guidance on fair value measurement (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements, and providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 642) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. ASU 2016-02 will require that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires that only capital (i.e. financing) leases be recognized on the balance sheet –ASU 2016-02 will require both types of leases to be recognized on the balance sheet. Additionally, ASU 2016-02 will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the year ending December 31, 2019 for the Company). Early adoption is permitted for all organizations. The Company is currently reviewing the impact that ASU 2016-02 will have on its financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net income of $180,145, and $665,145 for the three and nine months ended September 30, 2018, respectively. It also had an accumulated deficit of $90,813,349 as of September 30, 2018. As of September 30, 2018, the Company had a working capital deficit of $8,941,579 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management currently plans to raise any necessary additional funds through loans and additional issuance of its Common Stock, securities convertible into its Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts and intends to obtain financing to begin production on one of the scripts during mid-2019 and release that production in early 2020, for which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods. With the acquisitions of 42West and The Door, the Company is currently exploring opportunities to expand the services currently being offered by 42West and The Door while reducing expenses through synergies with the Company. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. Under the Company’s currently effective shelf registration statement on Form S-3, the Company may sell up to $30,000,000 of equity securities. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under this shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the Common Stock held by non-affiliates; therefore, there is no assurance that the Company will be able to raise capital through the issuance and sale of equity securities under this registration statement, irrespective of whether there is market demand for such securities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 3 — MERGERS AND ACQUISITIONS

The Door

On July 5, 2018 (the “Closing Date”), the Company, entered into the Merger Agreement, in respect of its acquisition of The Door. On the Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. Upon consummation of the Merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing primarily in the hospitality sector.

The total consideration payable to the Members in respect of the Merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Closing Date, the Company issued to the Members $1.0 million in shares of Common Stock and paid the Members an aggregate of $1.0 million in cash (the “Initial Consideration”). Pursuant to the Merger Agreement, the Company has agreed to issue to the Members an additional $1.0 million in shares of Common Stock and pay to the Member $1.0 million in cash on January 2, 2019 (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as Stock Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock received as consideration for the Merger (the “Share Consideration”) in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

On the Closing Date, the Company entered into a registration rights agreement with the Members (the “Registration Rights Agreement”), pursuant to which the Members are entitled to rights with respect to the registration of the Share Consideration under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company, other than underwriting discounts and commissions. At any time after July 5, 2019, the Company will be required, upon the request of such Members holding at least a majority of the Share Consideration received by the Members, to file up to two registration statements on Form S-3 covering up to 25% of the Share Consideration.

The provisional acquisition-date fair value of the consideration transferred totaled $5,866,154, which consisted of the following:

Common Stock issued at closing (307,692 shares)	$1,123,077
Common Stock issuable on January 2, 2019 (307,692 shares)	1,123,077
Cash paid to Members’ on Closing Date	882,695
Members’ transaction costs paid on Closing Date	117,305
Cash payable on January 2, 2019	1,000,000
Contingent Consideration	1,620,000
$5,866,154

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company has engaged an independent third-party valuation expert to determine the fair values of the various forms of consideration transferred, which is not yet complete. The fair value of the Contingent Consideration is assumed to be provisional pending receipt of the final valuations for these items. The final amount of consideration may also potentially change due to any working capital or other closing adjustments, which have not yet been determined.

The fair values of the 307,692 shares of Common Stock issued on the Closing Date and the 307,692 shares of Common Stock to be issued on January 2, 2019 were determined based on the closing market price of the Company’s Common Stock on the Closing Date of $3.65 per share.

The Contingent Consideration arrangement requires that the Company issue up to 1,538,462 shares of Common Stock and up to $2 million in cash to the Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The provisional fair value of the Contingent Consideration at the Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 2.11% and 2.67% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 20.0% and 20.5%, and an annual asset volatility estimate of 62.5%.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date. The Company’s independent third-party valuation expert is in the process of determining the fair values of the consideration transferred for the Merger and certain intangible assets acquired; thus, the provisional measurements of intangible assets, goodwill and deferred tax liabilities in the table below are subject to change.

Cash	$89,287
Accounts receivable	469,344
Property, equipment and leasehold improvements	105,488
Other assets	62,525
Intangible assets	2,110,000
Total identifiable assets acquired	2,836,644

Accounts payable and accrued expenses	(204,174)
Unearned income and other liabilities	(17,413)
Tax liabilities	(584,378)
Total liabilities assumed	(805,965)
Net identifiable assets acquired	2,030,679
Goodwill	3,835,475
Net assets acquired	$5,866,154

Of the provisional calculation of $2,110,000 of acquired intangible assets, $1,010,000 was assigned to customer relationships (10-year useful life), $670,000 was assigned to the trade name (10-year useful life), $260,000 was assigned to non-competition agreements (2-year useful life) and $170,000 was assigned to a favorable lease from the New York City location (26 months useful life), that were recognized at fair value on the acquisition date. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The provisional fair value of accounts receivable acquired is $469,344.

The provisional fair values of property and equipment and leasehold improvements of $105,488, and other assets of $62,525, are based on The Door’s carrying values prior to the Merger, which approximate their fair values.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The provisional amount of $3,835,475 of goodwill was assigned to the Entertainment Publicity reporting unit. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of The Door.

The Company recognized $182,504 and $217,174, respectively, of acquisition related costs that were expensed in the three and nine months ended September 30, 2018. These costs are included in the condensed consolidated statements of operations in the line item entitled “acquisition costs.”

The following presents the pro forma consolidated operations for the nine months ended September 30, 2018 and 2017 as if The Door had been acquired on January 1, 2017 and its results had been included in the consolidated results of the Company:

Pro Forma Consolidated Statements of Operations

	Nine months ended September 30,
	2018	2017
Revenues	$19,967,600	$19,217,353
Net income	825,021	9,009,847

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of The Door to reflect the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2017. The 2017 pro forma earnings were adjusted to exclude the acquisition related costs that were expensed during the nine months ended September 30, 2018.

42West

On March 30, 2017, the Company entered into a purchase agreement (the “42West Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communication services.

Pursuant to the 42West Purchase Agreement, the Company agreed to pay a purchase price at closing equal to $18,666,666 (less, the amount of 42West’s transaction expenses paid by the Company and payments by the Company of certain of 42West’s indebtedness) in shares of Common Stock (“Stock Consideration”) determined based on the Common Stock’s 30-trading-day average stock price immediately prior to the closing date, which was $9.22 per share, plus a contingent earn out of up to an additional 1,012,292 shares of Common Stock (the “Earn Out Consideration”). The 42West Purchase Agreement included a customary working capital adjustment, which resulted in a post-closing adjustment of $646,031 in favor of the sellers. Of this amount, the Company paid $185,031 in cash and the balance through the issuance of Common Stock, in each case in 2017. As of September 30, 2018, the Company had issued an aggregate of 1,722,355 shares of Common Stock to the sellers of 42West, certain 42West employees with change of control provisions in their employment agreements, a former employee of 42West with a change of control provision in his termination agreement and as stock bonuses for certain 42West employees. The Company will issue 137,235 shares of Common Stock during 2018, for a total of 1,859,589 shares of Common Stock. This total does not include any shares that are issuable in respect of the Earn Out Consideration.

In addition, the Company agreed to settle certain other change of control provisions with certain 42West employees and one former employee by offering cash payments in lieu of shares of Common Stock. As a result, the Company made payments in the aggregate amount of (i) $20,000 on February 23, 2018; and, (ii) $292,112 on March 30, 2018. The Company will make additional payments in the aggregate amount of $361,760 on March 29, 2019 to these 42West employees and the former employee.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Also, in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,094 of their respective shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). The Put Rights include shares issued as Earn Out Consideration, all of which was earned during the year ended December 31, 2017. On August 10, August 20, September 21, September 24 and October 2, 2018, the sellers of 42West exercised the Put Rights for an aggregate of 61,009 shares of Common Stock at a purchase price of $9.22 per share. As a result, on September 4, 2018, the Company purchased 32,538 shares of Common Stock for an aggregate amount of $300,000 and on October 10, 2018 purchased 28,471 shares of Common Stock for an aggregate amount of $262,500. As of September 30, 2018, the Company had purchased an aggregate of 482,910 shares of Common Stock from the sellers for an aggregate purchase price of $4,452,500.

During March 2018, the Company entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the nine months ended September 30, 2018, the Company purchased a total of 120,451 shares of Common Stock under these Put Agreements for an aggregate purchase price of $1,110,551. The employees have the right, but not the obligation, to cause the Company to purchase an additional 20,246 shares of Common Stock in respect of the Earn Out Consideration.

On March 30, 2017, Leslee Dart, Amanda Lundberg and Allan Mayer (the “Principal Sellers”) entered into three- year employment agreements with the Company, each of which contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, except pursuant to an effective registration statement on Form S-1 or Form S-3 (an “Effective Registration Statement”) promulgated under the Securities Act or upon exercise of the Put Rights pursuant to the Put Agreements, and, except pursuant to an Effective Registration Statement, no more than 1/3 of the shares received by the Principal Sellers as consideration for the acquisition in the second year and no more than an additional 1/3 of the shares received by the Principal Sellers as consideration for the acquisition in the third year, following the closing date.

In addition, in connection with the 42West acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the sellers of 42West, pursuant to which the sellers are entitled to certain rights with respect to the registration of their shares of Common Stock under the Securities Act.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Motion Pictures

Revenues earned from motion pictures were $0 and $427,153 for the three and nine months ended September 30, 2018, respectively, and $1,398,839 and $4,625,801 for the three and nine months ended September 30, 2017, respectively. These revenues were mainly attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amounts of $0 and $203,560 for the three and nine months ended September 30, 2018, respectively, and $206,798 and $2,256,711 for the three and nine months ended September 30, 2017, respectively, related to Max Steel. Following the release of Max Steel, the Company used a discounted cash flow model and determined that the fair value of the capitalized production costs should be impaired by $2,000,000 due to lower than expected domestic box office performance. The impairment was recorded in 2016. As of September 30, 2018, and December 31, 2017, the Company had balances of $629,585 and $833,145, respectively, recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts, including one from a related party, for other motion picture productions and has capitalized $255,000 and $242,500 in capitalized production costs associated with these scripts as of September 30, 2018 and December 31, 2017, respectively. The Company intends to produce these projects, but they were not yet in production as of September 30, 2018.

As of September 30, 2018, and December 31, 2017, the Company had total capitalized production costs of $884,585 and $1,075,645, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not earn any revenues related to digital productions.

During 2017, the Company determined that the fair value of the capitalized production costs of the digital productions was below the carrying value and impaired $269,444 of capitalized production costs related to the NFL digital production described above. As of both September 30, 2018 and December 31, 2017, the Company had no capitalized production costs related to digital productions.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to Max Steel and the digital productions.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of September 30, 2018 and December 31, 2017, the Company had accounts receivables of $743,566 and $1,821,970, respectively, each net of allowance for doubtful accounts of $315,409 and $227,280, respectively, related to the revenues of Max Steel, of which $744,122 and $727,674, respectively, each net of an allowance for doubtful accounts of $227,280, were from foreign distributors. On September 4, 2018, the Company’s domestic distributor Open Road Films (“Open Road”) filed for bankruptcy protection under Chapter 11. During the three and nine months ended September 30, 2018, the Company recorded a reserve of $88,129 against the domestic distribution receivables and did not record any additional revenues from the domestic distribution of Max Steel pending the potential sale of Open Road’s assets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company’s trade accounts receivables related to its entertainment public relations business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of September 30, 2018 and December 31, 2017, the Company had accounts receivable balances of $2,669,019 and $1,878,647, respectively, net of allowance for doubtful accounts of $216,000 and $139,000, respectively, related to its publicity segment.

Other Current Assets

The Company had a balance of $367,989 and $422,118 in other current assets on its condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, these amounts were primarily composed of an indemnification asset related to the 42West acquisition and prepaid expenses.

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

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	September 30, 2018	December 31, 2017
Furniture and fixtures	$593,681	$483,306
Computers and equipment	548,492	432,586
Leasehold improvements	461,252	448,661
	1,603,425	1,364,553
Less: accumulated depreciation and amortization	(535,551)	(253,777)
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization	$1,067,874	$1,110,776

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation expense of $79,156 and $218,894, respectively for the three and nine months ended September 30, 2018.

NOTE 6 — INVESTMENT

At September 30, 2018, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both September 30, 2018 and December 31, 2017, related to this investment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 7 — DEBT

Prints and Advertising Loan and Security Agreement

During 2016, Dolphin Max Steel Holdings, LLC, a Florida limited liability company and a wholly owned subsidiary of Dolphin Films (“Max Steel Holdings”), entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, the Company’s subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of September 30, 2018 was $629,585. The loan was also partially secured by a $4,500,000 corporate guaranty from a party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

During 2017, the Company agreed to allow the lender to apply the $1,250,000 balance held in the bank account as collateral to the loan balance and the party associated with the film paid the lender the guaranty of $4,500,000. During 2017, the Company recorded a gain on extinguishment of debt of $3,880,000, related to the payment of the guaranty. The Company recorded its $620,000 backstop guaranty in other current liabilities. As of September 30, 2018 and December 31, 2017, the Company had outstanding balances of $674,725 and $1,900,970, respectively, related to this agreement recorded on the condensed consolidated balance sheets in the caption debt. On its condensed consolidated statement of operations for the three and nine months ended September 30, 2018, the Company recorded interest expense of $0 and $112,490, respectively related to the P&A Loan. For the three and nine months ended September 30, 2017, the Company recorded interest expense of $177,225 and $602,697, respectively, related to the P&A Loan. During the nine months ended September 30, 2017, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,612,184 and $1,455,745, respectively, as of September 30, 2018 and December 31, 2017 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of September 30, 2018, and December 31, 2017, the Company had outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt on its condensed consolidated balance sheets, not including the $1,612,184 and $1,455,745 of accrued interest included in other current liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On June 29, 2018, the Company issued a standby letter of credit, in the amount of $50,000, to secure the lease of 42West’s Los Angeles office. The borrowing capacity under the Loan Agreement was reduced by the same amount. As of September 30, 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of September 30, 2018, the Company was in compliance with all covenants under the Loan Agreement.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase one of its members’ equity interest in 42West. Pursuant to the agreement, the outstanding purchase price for such interest became payable in connection with the Company’s acquisition of 42West (See Note 3). The Company paid $300,000 in April 2017 and $225,000 on January 5, 2018 in respect of this purchase obligation. The outstanding balance at December 31, 2017 of $225,000 was included in other current liabilities on the accompanying condensed consolidated balance sheet.

NOTE 8 — NOTES PAYABLE

Convertible Notes

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle. The Company used the proceeds of the convertible promissory note to finance the Company’s acquisition of The Door. The Company’s obligations under the Note are secured primarily by a lien on the assets of The Door and any subsidiaries of Dolphin formed after July 5, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company must pay interest on the principal amount of the convertible promissory note, at the rate of 8% per annum, in cash on a quarterly basis. The Note matures on January 5, 2020. The Company may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepays the convertible promissory note, it must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of Common Stock with an exercise price equal to $3.25 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of Common Stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. At the Company’s election, upon a conversion of the convertible promissory note, the Company may issue Common Stock in respect of accrued and unpaid interest with respect to the principal amount of the convertible promissory note converted by Pinnacle.

On the date of the Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature or debt discount by calculating the amount of shares using the conversion rate of the Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Note. The Company recorded a debt discount on the Note of $184,614 that will be amortized and recorded as interest expense over the life of the Note.

For the three and nine months ended September 30, 2018, the Company paid interest and recorded interest expense in its condensed consolidated statement of operations in the amount of $28,333. During the three and nine months ended September 30, 2018, the Company recorded interest expense of $30,769 from the amortization of the beneficial conversion of the Note.  As of September 30, 2018, the Company had a balance of $1,346,155, net of $153,745 of debt discount, recorded in noncurrent liabilities on its condensed consolidated balance sheet, related to this Note.

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

On June 25, 2018, one of the holders of a convertible promissory note notified the Company that they would convert $250,000 of principal and $23,425 of accrued interest into 85,299 shares of Common Stock at a price of $3.21 per share using the 90-day trading average price per share of Common Stock as of June 22, 2018. On the date of the conversion (June 25, 2018), the market price of the Common Stock was $3.83 per share and the Company recorded a loss on extinguishment of debt in the amount of $53,271 on its condensed consolidated statements of operation for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018, the Company paid interest on these notes in the aggregate amount of $15,625 and $50,515, respectively and recorded interest expense in the amount of $15,208 and $58,564 relating to these notes. As of September 30, 2018 and December 31, 2017, the Company recorded accrued interest of $4,861 and $20,237, respectively, relating to the convertible notes payable. As of September 30, 2018, the Company had a balance of $625,000 in current liabilities on its condensed consolidated balance sheets relating to these convertible notes payable. As of December 31, 2017, the Company had balances of 800,000 in current liabilities and $75,000 in noncurrent liabilities on its condensed consolidated balance sheets relating to these convertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

During the three and nine months ended September 30, 2018, the Company paid interest on its nonconvertible promissory notes in the aggregate amounts of $15,000 and $45,834, respectively. The Company had balances of $190,677 and $169,073 as of September 30, 2018 and December 31, 2017, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three and nine months ended September 30, 2018 of $22,562 and $67,438, respectively and $41,989 and $68,088, respectively, for the three and nine months ended September 30, 2017, relating to these promissory notes. As of September 30, 2018, the Company had a balance of $900,000 in current liabilities on its condensed consolidated balance sheets relating to these nonconvertible notes payable. As of December 31, 2017, the Company had balances of $300,000 in current liabilities and $600,000 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

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

During the three and nine months ended September 30, 2018, the Company repaid $0 and $601,001, respectively, of the principal balance and recorded interest expense of $27,924 and $101,459, respectively, relating to the DE LLC Note. As of September 30, 2018, the Company had a principal balance of $1,107,873 and accrued interest of $276,963 relating to the DE LLC Note on its condensed consolidated balance sheet. During the three and nine months ended September 30, 2017, the Company recorded interest expense of $45,055 and $112,473, respectively relating to the DE LLC Note. As of December 31, 2017, the Company had a principal balance of $1,708,874 and accrued interest of $175,504 relating to the DE LLC Note on its consolidated balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Warrant liability” and records changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the condensed consolidated statements of operations. The carrying amounts at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet as of December 31, 2017 was $1,441,831.

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

The Warrants have a down round feature, which provide for a downward adjustment to the exercise price in the event the Company issues Common Stock for a price per share less than the applicable exercise price of the Warrants in effect immediately prior to such issuance.

Because of the Warrants’ down round feature, which creates a path-dependent nature of the exercise prices of the Warrants, the Company concluded it was necessary to measure the fair value of the Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” according to the fair value hierarchy in ASC 820, Fair Value. In general, level 3 assumptions utilize unobservable inputs that are supported by little or no market activity in the subject instrument and that are significant to the fair value of the liabilities. The unobservable inputs the Company utilizes for measuring the fair value of the Warrant liability reflects management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

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
SEPTEMBER 30, 2018

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

On July 1, 2018, the Company adopted ASU 2017-11 that states that a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.  Instead, for freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

ASU 2017-11 was adopted by the Company by electing the modified retrospective method by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of warrants from liability to equity (accumulated deficit) in aggregate of $1,441,831.

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

Put Rights

In connection with the 42West Acquisition (see Note 3) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers. The Put Rights include the shares issuable as Earn Out Consideration all of which was earned during the year ended December 31, 2017. During the nine months ended September 30, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 293,111 shares of Common Stock. As a result, the sellers were paid $1,390,000 on April 2, $300,000 on April 10, $300,000 on June 1, $150,000 on July 10, $300,000 on September 4 and $262,500 on October 10, 2018. The $262,500 was recorded as current put right liability on the condensed consolidated balance sheet as of September 30, 2018.

On March 20, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the nine months ended September 30, 2018, the Company purchased a total of 120,451 shares of Common Stock for an aggregate purchase price of $1,110,551. The employees have the right, but not the obligation, to cause the Company to purchase an additional 20,246 shares of Common Stock, including shares issuable in respect of the Earn Out Consideration.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at September 30, 2018 and December 31, 2017 is $5,182,713 and $6,226,010, respectively, including $262,500 that was exercised but not paid until October 10, 2018. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the three and nine months ended September 30, 2018, the Company recorded a loss of $110,840 and a gain of $1,305,797, respectively, on the change in fair value of the put rights in the condensed consolidated statement of operations. During the three and nine months ending September 30, 2017, the Company recorded a gain of $200,000 and $100,000, respectively, on the change in fair value of the outstanding put rights.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the September 30, 2018 and December 31, 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of September, 2018	As of December 31, 2017
Equity volatility estimate	55.0%	105.0%
Discount rate based on US Treasury obligations	2.18% - 2.85%	1.50% - 1.99%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2017 to September 30, 2018:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$6,226,010
Change in fair value (gain) reported in the statements of operations	(1,305,797)
Ending fair value at September 30, 2018	$4,920,213
Put rights exercised September 2018 and payable October 10, 2018	262,500
Ending fair value of put rights reported in the consolidated balance sheet at September 30, 2018	$5,182,713

Contingent Consideration

In connection with the Company’s acquisition of The Door (See Note 3), the Members have the potential to earn the Contingent Consideration, comprising up to 1,538,462 shares of Common Stock, based on a purchase price of $3.25, and up $2,000,000 in cash on achievement of adjusted net income targets based on the operations of The Door over the four-year period beginning January 1, 2018.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at September 30, 2018 is $1,150,000. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three and nine months ended September 30, 2018, the Company recorded a gain on the Contingent Consideration of $470,000 in the condensed consolidated statement of operations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of merger (July 5, 2018)	As of September 30, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	2.11% -2.67%	2.19% - 2.89%
Annual Asset Volatility Estimate	62.5%	60%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of merger (July 5, 2018) to September 30, 2018:

Beginning fair value balance on the date of merger	$1,620,000
Change in fair value (loss) reported in the statements of operations	(470,000)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2018	$1,150,000

In connection with the 42West acquisition (see Note 3), the sellers had the potential to earn up to $9,333,333 (1,012,292 shares of Common Stock) upon the achievement of certain adjusted EBITDA targets (as defined in the 42West Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017 (the “42West Contingent Consideration”).

The fair value of the 42West Contingent Consideration on the date of the 42West acquisition was $3,627,000. The sellers of 42West achieved the adjusted EBITDA target during 2017 and earned the 42West Contingent Consideration. The number of shares to be issued for the 42West Contingent Consideration is determined by dividing the $9,333,333 by $9.22, which was the per share price of the Common Stock used for determining the consideration payable in connection with the 42West acquisition. The Company will issue a total of 1,012,292 shares of Common Stock over a period of three years. Based on the closing market price of the Common Stock on December 29, 2017 (the date the 42West Contingent Consideration was deemed earned) of $3.60, the Company recorded $3,644,251 in equity and reduced its liability by the same amount to account for the contingent consideration being earned. For its initial measurement of fair value, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the 42West Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the 42West Contingent Consideration as of the acquisition date.

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

During the nine months ended September 30, 2017, the Company recorded a loss in the change in fair value of contingent consideration in the amount of $346,000 on its condensed consolidated statement of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

The Company performs ongoing reassessments of (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value unless the VIE is an entity which was previously under common control, which in that case is consolidated based on historical cost. A gain or loss may be recognized upon deconsolidation of a VIE depending on the amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

	Max Steel Productions LLC					JB Believe LLC
	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	As of and for the nine months ended September 30,	As of and for the three months ended September 30,	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	As of and for the nine months ended September 30,	As of and for the three months ended September 30,
(in USD)	2018	2018	2017	2017	2017	2018	2018	2017	2017	2017
Assets	8,722,453	—	8,716,184	9,597,807	9,597,807	—	—	—	—	—
Liabilities	(12,228,022)	—	(12,011,149)	(12,578,388)	(12,578,411)	(6,743,568)	—	(6,743,278)	(6,752,271)	(6,752,271)
Revenues	427,153	—	—	4,572,665	1,398,839	—	—	—	53,136	—
Expenses	(280,604)	(173,339)	—	(3,958,581)	(575,366)	(290)	—	—	(31,578)	(27,786)

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and nine months ended September 30, 2018 and 2017. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

As of September 30, 2018 and December 31, 2017, the Company had capitalized production costs balances of $629,585 and $833,145, and balances of $743,566 and $1,821,970 respectively, each net of allowances for doubtful accounts of $227,280, in accounts receivable related to Max Steel. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the nine months ended September 30, 2018 and 2017, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $4,582 and $3,039,380, respectively. If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on its liquidity, results of operations and financial condition.

As of September 30, 2018 and December 31, 2017, there were outstanding balances of $2,081,667 and $2,086,249, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets.

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the United States. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. JB Believe LLC currently has no assets, as the capitalized production costs were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company, which it owes $6,491,834.

NOTE 12 — STOCKHOLDERS’ EQUITY

A.

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as “Series C Convertible Preferred Stock” with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board of Directors of the Company approved an amendment to the Company’s articles of incorporation to reduce the designation of Series C Convertible Preferred Stock to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017, and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (the “Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Additionally, on July 6, 2017, the Second Amended and Restated Articles of Incorporation eliminated previous designations of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, no shares of which are outstanding.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

On January 5, 2018, the Company issued 762,654 shares of its Common Stock to the sellers of 42West pursuant to the 42West Purchase Agreement. (See Note 3)

On January 22, 2018, the underwriters in the 2017 Offering exercised their over-allotment option with respect to 20,750 shares of Common Stock and 175,750 warrants to purchase Common Stock. Warrants were also issued to the underwriters of the 2017 Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share. The closing date of the over-allotment option was January 24, 2018, and the Company received $81,044 of proceeds from the sale.

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
SEPTEMBER 30, 2018

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

On July 5, 2018, the Company issued 300,012 shares of Common Stock to the Members of The Door and on August 29, 2018, issued 7,680 shares of Common Stock to one of the advisors to the Merger. The aggregate amount of 307,692 shares of Common Stock is the stock consideration issuable on the Closing Date. See note 3 for further details on the Merger.

On July 25, 2018, the Company sold 2,000,000 shares of Common Stock in the 2018 Offering. The shares of Common Stock were sold at an offering price of $3.00 per share.  The Company received net proceeds (net after transaction costs and underwriter discount) of approximately $5.3 million.

On August 1, 2018, the Company issued to employees of 42West with change of control provisions in their employment agreements, an aggregate of 68,966 shares of Common Stock, the net amount, after the allowable puts to pay the federal, state and city employment taxes for their respective share of the second installment to the 42West Acquisition.

On August 10 and 20, 2018, three of the sellers of 42West exercised Put Rights for 32,538 shares of Common Stock and were paid an aggregate amount of $300,000 on September 4, 2018.

On August 22, 2018, the underwriters in the 2018 Offering exercised their over-allotment option with respect to 265,000 shares of Common Stock and the Company received proceeds, net of the underwriter discount and expenses, of $0.7 million.

On September 25, 2018, the Company sold 250,000 shares of Common Stock through a direct registration offering and received $0.7 million, net of expenses.

As of September 30, 2018 and December 31, 2017, the Company had 13,933,540 and 10,565,789 shares of Common Stock issued and outstanding, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

NOTE 13 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net income attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$180,145	$6,172,578	$665,145	$9,575,304
Deemed dividend	(20,645)	—	(20,645)	—
Net income attributable to Dolphin Entertainment common shareholders and numerator for basic earnings per share	159,500	6,172,578	644,500	9,575,304
Change in fair value of warrants	—	(1,396,094)	—	(7,685,607)
Change in fair value of put rights	—	(200,000)	(1,305,797)	—
Numerator for diluted earnings per share	$159,500	$4,576,484	$(661,297)	$1,889,697

Denominator
Denominator for basic EPS - weighted-average shares	14,565,766	9,336,826	13,151,649	8,640,543
Effect of dilutive securities:
Warrants	—	3,704	—	501,918
Employee non-vested stock awards	—	25,556	—	8,612
Shares issuable for 42West acquisition	—	980,911	—	328,767
Put rights	—	35.821	2,103,796	—
Denominator for diluted EPS - adjusted weighted-average shares	$14,565,766	$10,382,818	$15,255,445	$9,479,840

Basic income per share	$0.01	$0.66	$0.05	$1.11
Diluted income (loss) per share	$0.01	$0.44	$(0.04)	$0.20

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

Warrants to purchase 2,945,000 shares of Common Stock were outstanding at December 31, 2016. During the nine months ended September 30, 2017, warrants for 1,170,000 shares were exercised. The denominator used to compute diluted income per share for the nine months ended September 30, 2017 includes the effect of assumed exercises of dilutive warrants during the quarter. The numerator for diluted loss per share for the nine months ended September 30, 2017 subtracts the gain for the change in fair value of warrant liability of $7,685,607 related to the Warrants “J” and Warrants “K” included in net income for the nine months that would not have been recorded had the warrants been exercised at the beginning of the period.

In periods when the put rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted income (loss) per share, the related change in the fair value of put right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three months ended September 30, 2017 and for the nine months ended September 30, 2018 assumes the put rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the put right liability during the three months ended September 30, 2017 and the nine months ended September 30, 2018 is subtracted from net income.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

During the three months ended September 30, 2018, the Company adopted ASU 2017-11 that states that when determining whether certain financial instruments should be classified as equity or liabilities, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. During the three months ended September 30, 2018, the Company sold shares of Common Stock in the 2018 Offering for a price of $3.00 per share.  As a result, the exercise price of the warrants and the conversion price of the convertible note payable were reset to $3.00 per share resulting in a deemed dividend of $20,645.

NOTE 14 — WARRANTS

A summary of warrants outstanding at December 31, 2017 and issued, exercised and expired during the nine months ended September 30, 2018 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2017	2,912,165	$5.11
Issued	177,203	4.74
Exercised	—	—
Expired	—	—
Balance at September 30, 2018	3,089,368	$4.64

On March 10, 2010, we issued to T Squared Investments, LLC (“T Squared”) Warrant “E” for 175,000 shares of Common Stock at an exercise price of $10.00 per share with an initial expiration date of December 31, 2012. T Squared can continually pay the Company an amount of money to reduce the exercise price of Warrant “E” until such time as the exercise price of Warrant “E” is effectively $0.004 per share. Each time a payment by T Squared is made to Dolphin, a side letter is executed by both parties that states the new effective exercise price of Warrant “E” at that time. At such time when T Squared has paid down Warrant “E” to an exercise price of $0.004 per share or less, T Squared shall have the right to exercise Warrant “E” via a cashless provision. During the years ended December 31, 2010 and 2011, T Squared paid down a total of $1,625,000. During the year ended December 31, 2016, the Company and T Squared entered into a warrant purchase agreement whereby T Squared paid $50,000 for the issuance of Warrants G, H and I as described below. Per the provisions of the warrant purchase agreement, the $50,000 was to reduce the exercise price of Warrant “E”. On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision and received 162,885 shares of the Common Stock. Because T Squared applied the $1,675,000 that it had previously paid the Company to pay down the exercise price of the warrants, the exercise price for the remaining 12,115 warrants was recalculated and is currently $6.20 per share of Common Stock. T Squared did not make any payments during the nine months ended September 30, 2018 to reduce the exercise price of the warrants.

During the year ended December 31, 2012, T Squared agreed to amend its May 2011 preferred stock purchase agreement with the Company to eliminate a provision that required that the Company obtain consent from T Squared before issuing any Common Stock below the existing conversion price. In connection with such amendment, the Company extended the expiration date of Warrant “E” to September 13, 2015 and issued 175,000 warrants to T Squared (“Warrant “F”) with an exercise price of $10.00 per share. Under the terms of Warrant “F”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of Warrant “F” until such time as the exercise price of Warrant “F” is effectively $0.004 per share. At such time, T Squared will have the right to exercise Warrant “F” via a cashless provision, The Company agreed to extend the term of both warrants to December 31, 2018 with substantially the same terms as described above. T Squared did not make any payments during the nine months ended September 30, 2018 to reduce the exercise price of the warrants.

On September 13, 2012, the Company sold 175,000 warrants with an exercise price of $10.00 per share and an expiration date of September 13, 2015 for $35,000. Under the terms of these warrants, the holder has the option to continually pay the Company an amount of money to reduce the exercise price of the warrants until such time as the exercise price is effectively $0.004 per share. At such time, the holder will have the right to exercise the warrants via a cashless provision. The Company recorded the $35,000 as additional paid in capital. The Company agreed to extend the warrants until December 31, 2018 with substantially the same terms as described above. The holder of the warrants did not make any payments during the nine months ended September 30, 2018 to reduce the exercise price of the warrants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at September 30, 2018	Original Exercise Price	Exercise price at December 31, 2017	Fair Value as of December 31, 2017	Expiration Date
Warrant “G”	750,000	$3.00	$10.00	$4.12	$800,750	January 31, 2019
Warrant “H”	250,000	$3.00	$12.00	$4.12	267,133	January 31, 2019
Warrant “I”	250,000	$3.00	$14.00	$4.12	373,948	January 31, 2020
	1,250,000				$1,441,831

The Warrants “G”, “H” and “I” contain a round down provision providing that, in the event the Company sells grants or issues any Common Stock or options, warrants, or any instrument convertible into shares of Common Stock or equity in any other form at a deemed per share price below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. At such time when the T Squared has paid down the warrants to an exercise price of $0.02 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision. Due to the existence of the round down provision, the Warrants “G”, “H” and “I” were carried in the consolidated financial statements as derivative liabilities at fair value. However, on July 1, 2018, the Company adopted ASU 2017-11 that states down round provisions no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, the Company used the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings to classify the instruments as equity. See Note 10 for further details.

In the 2017 Offering, the Company issued units, each comprising one share of Common Stock, and one warrant exercisable for one share of common stock for $4.74 per share, for a purchase price of $4.13 per unit. As a result, the exercise price of each of Warrants “G”, “H” and “I” was reduced to $4.12. During the three and nine months ended September 30, 2018, there were two triggering events that reduced the exercise price of Warrants “G”, “H” and “I”. On July 5, 2018, with the issuance of the shares of Common Stock as consideration for The Door, the exercise price of Warrants, “G”, “H” and “I” was reduced to $3.25 per share. On July 24, 2018, the Company sold shares of Common Stock at $3.00 as part of the 2018 Offering which reduced the exercise price of Warrants “G”, “H” and “I” to $3.00 per share.

In addition to the units issued and sold in the 2017 Offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 85,050 shares of Common Stock at a purchase price of $4.74 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and valued the warrants on the date of issuance using the closing market price for the warrants on December 21, 2017 of $0.40 per warrant and $0.41 per warrant on January 22, 2018. The fair value of the warrants was recorded in additional paid in capital.

NOTE 15 — RELATED PARTY TRANSACTIONS

In 2008, the Company entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription-based Internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the three and nine months ended September 30, 2018 and 2017.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. The Company accrued $2,625,000 and $2,500,000 of compensation as accrued compensation and $1,164,554 and $971,809 of interest in other current liabilities on its condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, in relation to Mr. O’Dowd’s employment. The Company recorded interest expense related to accrued compensation of $66,164 and $192,745, respectively, for the three and nine months ended September 30, 2018 and $60,388 and $174,623, respectively for the three and nine months ended September 30, 2017, on the condensed consolidated statements of operations.

On March 30, 2017, KCF Investments LLC and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 85,411 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $787,500, during the nine months ended September 30, 2018.

NOTE 16 — SEGMENT INFORMATION

As a result of the acquisition of 42West (see Note 3), the Company determined that it operates in two reportable segments, the Entertainment Publicity Division (“EPD”) and the Content Production Division (“CPD”). The EPD segment is composed of 42West and The Door and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. CPD is composed of Dolphin Entertainment, Dolphin Films, and Dolphin Digital Studios and engages in the production and distribution of digital content and feature films.

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

In connection with the acquisitions of 42West and of The Door, the Company assigned $9,490,218 of intangible assets, net of accumulated amortization of $2,169,782 as of September 30, 2018 and $8,611,334, net of accumulated amortization of $498,666 as of September 30, 2017 and goodwill of $16,614,335 as of September 30, 2018 and $14,351,658 as of September 30, 2017, to the EPD segment. The balances reflected as of September 30, 2017 comprise only 42West.

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2018		September 30, 2017
Revenues:
EPD	$5,720,264	$16,297,466	$5,409,175	$10,546,716
CPD	—	427,153	1,398,839	4,625,801
Total	$5,720,264	$16,724,619	$6,808,014	$15,172,517

Segment Operating Income (Loss):
EPD	$351,040	$1,316,723	$1,432,148	$2,200,996
CPD	(889,880)	(1,885,240)	308,054	(1,161,828)
Total	(538,840)	(568,517)	1,740,202	1,039,168
Interest expense	(277,122)	(810,521)	(424,187)	(1,273,166)
Other income (expense)	176,656	1,505,352	4,856,563	9,809,302
Income (loss) before income taxes	$(639,306)	$126,314	$6,172,578	$9,575,304

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

	As of September 30,
	2018	2017
Total assets:
EPD	$31,948,212	$27,682,381
CPD	8,374,516	6,079,839
Total	$40,322,728	$33,762,220

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the third-party claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of September 30, 2018, the Company had not received any other notifications related to this action.

Tax Filings

The Company accrued $80,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At each of September 30, 2018 and December 31, 2017, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan which replaced the 2012 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 shares as Awards to certain employees. There was a vesting period of six months and on February 21, 2018, 53,475 shares became fully vested. During the nine months ended September 30, 2018, the Company recorded a net compensation expense of $20,422 related to these Awards.

Employee Benefit Plan

42West and The Door each have a 401(K) profit sharing plan that covers substantially all of 42West and The Door employees. Contributions to the plan are at the discretion of management. The Company’s contributions were $69,378 and $218,636, respectively, for the three and nine months ended September 30, 2018.

Employment Contracts

As a condition to the acquisition of The Door described in Note 3, the Members entered into four-year employment agreements (“The Door Employment Agreements”) with The Door. Each of The Door Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. The Door Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of The Door Employment Agreement, the Members are entitled to participate in all employee benefit plans, practices and programs maintained by the Company and are entitled to paid vacation in accordance with the Company’s policy. The Door Employment Agreements contain lock-up provisions pursuant to which each Member has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Share Consideration received by such Members in the second year and no more than an additional 1/3 of the Share Consideration received by such Member in the third year, following the closing date of The Door acquisition.

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

As a condition to the closing of the 42West acquisition described in Note 3, the three Principal Sellers entered into three-year employment agreements (the “42West Employment Agreements”) with the Company. Each of the 42West Employment Agreements provides for a base salary with annual increases and bonuses if certain performance targets are met. The 42West Employment Agreements also contain provisions for termination and as a result of death or disability. During the term of the 42West Employment Agreement, the Principal Sellers are entitled to participate in all employee benefit plans, practices and programs maintained by the Company and are entitled to paid vacation in accordance with the Company’s policy. Each of the 42West Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

Leases

The Door occupies space in New York.  An entity wholly owned by the former Members of The Door is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $61,945 to the affiliate during the three months ended September 30, 2018, related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

The Door is obligated under an operating lease agreement for office space in Chicago, Illinois, at a fixed rate of $2,200 per month, expiring in May 2020. The lease is secured by a cash deposit of approximately $1,500.

 42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026.  The lease is secured by a standby letter of credit in the amount of $677,354 and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $100,000 at September 30, 2018. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On November 1, 2011, the Company entered into a 60-month lease agreement for office space in Miami. The lease expired on October 31, 2016 and the Company extended the lease until December 31, 2018 with substantially the same terms as the original lease.

On June 1, 2014, the Company entered into a 62-month lease agreement for office space in Los Angeles, California. The monthly rent is $13,746 with annual increases of 3% for years 1-3 and 3.5% for the remainder of the lease. The Company is also entitled to four and a half months of free rent over the life of the agreement. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease is effective June 1, 2017 through July 31, 2019 and the Company will receive (i) $14,892 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338 per month for the remainder of the sublease.

Future minimum annual rent payments are as follows:

Period ended September 30, 2018
October 1 – December 31, 2018	$407,257
2019	1,554,231
2020	1,581,392
2021	1,449,019
2022	912,864
Thereafter	3,762,980
$9,667,743

Rent expense, including escalation charges, amounted to $448,809 and $1,117,437, for the three and nine months ended September 30, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York.  The letter of credit is for $677,354 and expires on August 1, 2018.  It will automatically be extended annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. The existing letter of credit for the Los Angeles office was issued by City National Bank in the amount of $100,000 and expired July 1, 2018. Pursuant to the terms of the lease agreement, effective July 1, 2018, the amount of the letter of credit was reduced to $50,000. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company is not aware of any material claims relating to its outstanding letters of credit as of September 30, 2018.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans are conducting an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. During the three months ended September 30, 2018, 42West came to an agreement with the Plans to pay $314,256 over a twelve-month period.  During the three months ended September 30, 2018, it paid an aggregate amount of $55,842 to the Plans related to this agreement.  The remaining balance of $258,414 is recorded in other current liabilities on the condensed consolidated balance sheet as of September 30, 2018.  As of December 31, 2017, the Company had accrued $300,000 in its consolidated balance sheet related to the audit because it believed the exposure to be probable.

NOTE 18 – SUBSEQUENT EVENTS

On September 21 and 24, 2018, sellers of 42West exercised Put Rights for 28,471 shares of Common Stock and were paid an aggregate amount of $262,500 on October 10, 2018.

On October 15, 2018, the Company agreed to advance $274,500 from the second installment of the consideration for The Door, that is due January 1, 2019, to the Members of The Door for payment of federal, state and local taxes due for the period between January 1, 2018 and July 5, 2018 (the Closing Date).

On October 31, 2018 (the “Closing Date”), the Company acquired all of the issued and outstanding capital stock of Viewpoint Computer Animation, Incorporated, a Massachusetts corporation (“Viewpoint”), pursuant to a share purchase agreement dated the Closing Date (the “Purchase Agreement”), among the Company, Carlo DiPersio, David Shilale, Michael Middeleer and Glenn Robbins (“Sellers”) and Carlo DiPersio, as Sellers’ Representative.  Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

Pursuant to the Purchase Agreement, the Company has agreed to pay an aggregate purchase price of $2 million, before adjustments, comprising (i) $750,000 in cash paid to Sellers on the Closing Date (as adjusted for Viewpoint’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $500,000 in shares Common Stock, par value $0.015, based on a price per share of Common Stock of $2.29, issued to Sellers on the Closing Date and (iii) an additional $750,000 in cash in three equal payments of $250,000 to be paid to Sellers on the six, twelve and eighteen-month anniversaries of the Closing Date (subject to a right of setoff for certain adjustments and indemnification obligations). The Purchase Agreement contains customary representations, warranties and covenants of the parties thereto, as well as customary indemnification provisions.

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

Through our entertainment publicity division, we provide expert strategic marketing publicity services to all of the major film studios, and many of the leading independent film distributors and streaming content providers, as well as for A-list celebrity talent, including actors, directors, producers, celebrity chefs and recording artists. We also provide strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups.  Our content production business is a long-established leading independent producer, committed to distributing film and digital entertainment primarily aimed at family and young adult markets. The strategic acquisitions of 42West and The Door bring together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our revenue streams.

As a result of our acquisition of 42West, we operate in two reportable segments: our entertainment publicity division and our content production division. The entertainment publicity division comprises 42West and The Door and provides clients with diversified services, including public relations, entertainment content marketing, creative brand strategy and strategic communications consulting. The content production division comprises Dolphin Films Inc. (“Dolphin Films”) and Dolphin Digital Studios and specializes in the production and distribution of feature films and digital content.

On October 31, 2018, referred to as the Closing Date, we acquired all of the issued and outstanding capital stock of Viewpoint Computer Animation, Incorporated, a Massachusetts corporation referred to as Viewpoint. Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

We have agreed to pay an aggregate purchase price of $2 million for Viewpoint, before adjustments, comprising (i) $750,000 in cash paid to the sellers on the Closing Date (as adjusted for Viewpoint’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $500,000 in shares of our Common Stock at a purchase price of $2.29, issued to the sellers on the Closing Date and (iii) an additional $750,000 in cash in three equal payments of $250,000 to be paid to the sellers on the six, twelve and eighteen-month anniversaries of the Closing Date (subject to a right of setoff for certain adjustments and indemnification obligations).

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete additional acquisitions during 2019, but there is no assurance that we will be successful in doing so, whether in 2019 or at all. We currently intend to fund any acquisitions through loans or additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising the capital necessary to consummate any acquisitions, whether on favorable terms or at all.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2017, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2017 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially.

Revenues

For the three and nine months ended September 30, 2018 and 2017, we derived the majority of our revenues from our entertainment publicity division. The entertainment publicity division derives its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. For the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, revenues from production and distribution were derived from the domestic and international distribution sales of our motion picture, Max Steel. The table below sets forth the percentage of total revenue derived from our two segments for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Entertainment publicity	100.0%	79.5%	97.4%	69.5%
Production and distribution	0.0%	20.5%	2.6%	30.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Entertainment Publicity

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business. We earn revenues primarily from four sources: (i) celebrity talent services in exchange for monthly fees beginning at $3,000 per client; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees ranging from $25,000 to $300,000 per project; (iii) numerous individual engagements for entertainment content marketing services for durations between three and six months; and (iv) strategic communications services in exchange for monthly fees ranging from $10,000 to $30,000 per client. As previously reported in June 2018, three of 42West’s senior publicists and their related staff left the firm to form their own company. Their departures resulted in a decrease in revenues of approximately $1.5 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. We took immediate action to remediate the issue and have already hired, and are continuing to hire, additional senior publicists with existing books of business and talent rosters that we believe will be accretive to our revenues and profits.

We earn entertainment publicity revenues primarily through the following:

•

Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar and Emmy winning film and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. Many of our clients have been with 42West since it was founded in 2004.

•

Entertainment and Targeted Marketing and Creative Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red carpet management. As part of our services we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, independent producers for whom we create targeted multicultural marketing campaigns and leading hotel and restaurant groups.

We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment and Targeted Marketing division over the next several years.

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

Production and Distribution

Dolphin Films

For the nine months ended September 30, 2018 and 2017, we derived revenues from Dolphin Films primarily through the domestic distribution of our motion picture, Max Steel. For the nine months ended September 30, 2017, we also derived revenues from the international distribution of Max Steel. For the three months ended September 30, 2018, we did not derive any revenues from the domestic or international distribution of Max Steel.

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

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. During the nine months ended September 30, 2018, we derived the majority of revenues related to Max Steel from these channels and anticipate that the remaining revenues from these channels will be received during 2019 and thereafter.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to their respective maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs and accounts receivable of Max Steel included as assets on our balance sheet, which as of September 30, 2018 were $0.6 million and $0.7 million (net of an allowance for doubtful accounts of $0.3 million), respectively. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we provided a $620,000 backstop guaranty to a third-party guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop guaranty, see “Liquidity and Capital Resources” below.

Project Development and Related Services

We have a team that dedicates a portion of its time to sourcing scripts for future developments. The scripts can be for either digital or motion picture productions. We have acquired the rights to certain scripts, one of which we intend to produce in the 2019 and release in 2020. We have not yet determined if these projects would be produced for digital or theatrical distribution.

Our pipeline of feature films includes:

•

Youngblood, an updated version of the 1986 hockey classic;

•

Out of Their League, a romantic comedy pitting husband versus wife in the cut-throat world of fantasy football; and

•

Ask Me, a teen comedy in which a high-school student starts a business to help her classmates create elaborate “promposals”.

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

Expenses

Our expenses consist primarily of: (1) direct costs; (2) selling, general and administrative expenses; (3) depreciation and amortization expense; (4) payroll expenses; and (5) legal and professional fees.

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

Depreciation and amortization expense includes the depreciation of our property, equipment and amortization of leasehold improvements and intangible assets.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the three and nine months ended September 30, 2018 and 2017, other income and expenses consisted of: (1) changes in the fair value of warrant liabilities; (2) changes in the fair value of the Put Rights; (3) change in fair value of contingent consideration; (4) extinguishment of debt; (4) acquisition costs and (5) interest expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 as compared to three and nine months ended September 30, 2017

Revenues

For the three and nine months ended September 30, 2018 and 2017 our revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Entertainment publicity	$5,720,264	$5,409,175	$16,297,466	$10,546,716
Production and distribution	—	1,398,839	427,153	4,625,801
Total revenue	$5,720,264	$6,808,014	$16,724,619	$15,172,517

Revenues from entertainment publicity increased by approximately $0.3 million, for the three months ended September 30, 2018, as compared to the same period in the prior year. The increase was due to the revenues of The Door, which was acquired on July 5, 2018, partially offset by a decrease in the revenues of 42West caused by the departure of several publicist in June of 2018.  We derived increased revenues from entertainment publicity for the nine months ended September 30, 2018, as compared to the same period in the prior year, due to our acquisition of The Door on July 5, 2018 and our inclusion of a full nine months of 42West’s revenues for the nine months ended September 20, 2018 as compared to just six months of the comparable nine month period in 2017. We acquired 42West on March 30, 2017.

Revenues from production and distribution decreased by $1.4 million and $4.2 million for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively, primarily due to the normal revenue cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We continue to record revenues, to a lesser extent, from home entertainment, and from pay and free TV in the domestic market.

On September 4, 2018, our domestic distributor Open Road Films filed for bankruptcy protection under Chapter 11. There is a bid for the sale of the assets of Open Road and a hearing is set for mid-November to approve the sale.  We have not recorded any revenues of Max Steel from domestic distribution for the three months ended September 30, 2018 awaiting the outcome of the sale.

Expenses

For the three and nine months ended September 30, 2018 and 2017, our expenses were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Expenses:
Direct costs	$333,041	$427,926	$1,199,165	$2,927,817
Distribution and marketing	—	320,439	—	950,812
Selling, general and administrative	1,111,516	698,001	2,547,621	1,956,695
Depreciation and amortization	599,078	321,538	1,345,421	648,848
Legal and professional	601,330	208,637	1,445,818	1,098,728
Payroll	3,614,139	3,482,246	10,755,111	7,284,734
Total expenses	$6,259,104	$5,458,787	$17,293,136	$14,867,634

Overall expenses increased for the nine months ended September 30, 2018 as compared to the same period in prior year. The increase is partially due to (i) including three months of expenses for The Door which was acquired on July 5, 2018 and (ii) including nine months of expenses for 42West as compared to only six months in the same nine month period in prior year since 42West was acquired on March 30, 2017. The three months ended September 30, 2018 increased as compared to the same period in prior year primarily due to the expenses of The Door.

Direct costs increased by approximately $0.1 million for the three months ended September 30, 2018, as compared to the same period in the prior year mainly due to specific promotions for certain clients during 2018. Direct costs decreased by approximately $1.7 million for the nine months ended September 30, 2018 as compared to the same period in prior year primarily due to a decrease in the amortization of capitalized production costs for Max Steel of approximately $1.9 million. Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Because there has been a decrease in the revenues generated by Max Steel, as discussed above, amortization of capitalized production costs has also decreased. This decrease was offset by an increase of approximately $0.2 million due to nine months of direct costs being included for 42West as opposed to only six months in the same nine month period in prior year.

Selling, general and administrative expenses increased by approximately $0.4 million for the three months ended September 30, 2018 as compared to the same period in prior year primarily due to an allowance for bad debt of $0.2 million that was recorded as a result of the Open Road bankruptcy and including three months of expenses for The Door acquired July 5, 2018. Selling, general and administrative expenses increased by approximately $0.6 million for the nine months ended September 30, 2018 as compared to the same period in prior year primarily due to (i) an allowance for bad debt as a result of the Open Road bankruptcy, (ii) including three months of selling, general and administrative expenses for The Door and (iii) including nine months of selling, general and administrative expenses for 42West compared to only six months in the same nine month period in prior year.

Depreciation and amortization expense for the three and nine months ended September 30, 2018 and 2017 comprises primarily (i) depreciation of the assets of the entertainment publicity business and (ii) amortization of intangible assets created as a result of the acquisition of 42West on March 30, 2017 and with The Door on July 5, 2018.

Legal and professional fees for the three months ended September 30, 2018 increased by approximately $0.4 million as compared to the same period in prior year primarily due to (i) audit fees in the three months ended September 30, 2017 being recorded in the fourth quarter of 2017 and first quarter of 2018; (ii) increase in the IT cloud maintenance due to changing to a more reliable service provider and (iii) three months of legal and professional fees of The Door. Legal and professional fees for the nine months ended September 30, 2018 increased by approximately $0.3 million as compared to the same period in prior year primarily due to the reasons discussed for the three month period and including nine months of legal and professional fees for 42West as opposed to only six months in the same nine month period in prior year offset by services of several consultants that were used during the nine months ended September 30, 2017 for valuations and investor relations.

Payroll expenses for the three months ended September 30, 2018 increased by approximately $0.1 million as compared to the same period in prior year primarily due to including the payroll expense of The Door offset by a decrease in payroll expense for 42West due to the departures of the publicists previously discussed. Payroll expense for the nine months ended September 30 ,2018 increased by approximately $3.5 million as compared to the same period in prior year primarily due to (i) three months of payroll expense being included for The Door, and (ii) nine months of payroll expense being included for 42West as opposed to only six months in the same nine month period. These increases were offset by decreases in overall headcount at Dolphin (content production) and departures of the 42West publicist as previously discussed

Other Income and Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Other Income and expenses:
Other expenses	$—	$—	$—	$(28,025)
Extinguishment of debt	—	3,881,444	(53,271)	3,877,277
Acquisition costs	(182,504)	—	(217,174)	(745,272)
Change in fair value of warrant liability	—	1,396,094	—	7,685,607
Change in fair value of put rights	(110,840)	200,000	1,305,797	100,000
Change in fair value of contingent consideration	470,000	(230,000)	470,000	(346,000)
Interest expense	(277,122)	(424,187)	(810,521)	(1,273,166)
Total	$(100,466)	$4,823,351	$694,831	$9,270,421

During the nine months ended September 30, 2018, a holder of a convertible promissory note exchanged the principal and accrued interest on the promissory note into 85,299 shares of our Common Stock pursuant to the terms of the promissory note, at an exercise price of $3.21 per share. On the date of the conversion, the market price of our Common Stock was $3.83 per share resulting in a loss on extinguishment of debt of $0.05 million. During the three and nine months ended September 30, 2017, a party associated with Max Steel that was a third-party guarantor to the prints and advertising loan paid $4.5 million on the loan. The gain on extinguishment of the debt was offset by the $0.6 million backstop guarantee to the third-party guarantor.

Acquisition costs consist primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the three and nine months ended September 30, 2018 consisted of costs associated with our acquisition of The Door. Acquisition costs for the three and nine months ended September 30, 2017 related to our acquisition of 42West.

During 2016, certain warrants were issued that required derivative liability classification. We recorded these warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our condensed consolidated statements of operation. The fair value of the warrant liability decreased by approximately $1.4 million and $7.7 million, respectively for the three and nine months ended September 30, 2017. On July 1, 2017, we adopted ASU 2017-11 that no longer precludes instruments with down round provisions from equity classification. As a result, we used the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings. Based on the guidance of ASU 2017-11, we are no longer required to calculate the fair value of the warrants at each balance sheet date and record changes in the fair value on the statement of operations.

The fair value of Put Rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the Put Rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the Put Rights increased by approximately $0.1 million and decreased by $1.3 million for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the fair value of the put rights decreased by $0.2 million and $0.1 million, respectively.

The fair value of contingent consideration related to our acquisition of 42West and The Door was recorded on our balance sheet on the respective dates of acquisition. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The sellers of 42West achieved their financial targets and earned the contingent consideration during 2017. A number of shares to be issued became fixed and the contingent consideration was reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60. During the three and nine months ended September 30, 2017, the fair value of the contingent consideration increased by approximately $0.2 million and $0.3 million respectively. During each of the three and nine months ended September 30, 2018, we recorded a gain on the change in the fair value of the contingent consideration related to the merger with The Door of approximately $0.5 million.

Interest expense decreased by approximately $0.1 million for the three months ended September 30, 2018 and $0.5 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to a decrease in the amount of accrued interest for the Production Service Agreement and the Prints &Advertising loan, as payments have been received from the international  and domestic distribution sales of Max Steel and such payments have been applied to the outstanding balances of the Production Service Agreement and Prints &Advertising loan.

Net Income

Net income was approximately $0.2 million or $0.01 per share based on 14,565,766 weighted average shares outstanding for each of basic and fully diluted earnings per share for the three months ended September 30, 2018 and net income was approximately $0.7 million or $ 0.05 per share based on 13,151,649 weighted average shares outstanding and $(0.04) per share based on 15,255,445 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2018. Net income was approximately $6.2 million or $0.66 per share based on 9,336,826 weighted average shares outstanding and $0.44 per share based on 10,382,818 weighted average shares outstanding on a fully diluted basis for the three months ended September 30, 2017 and net income was approximately $9.6 million or $1.11 per share based on 8,640,543 weighted average shares outstanding and $0.20 per share based on 9,479,840 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017

Cash flows used by operating activities for the nine months ended September 30, 2018 were $0.4 million compared to cash flows provided by operating activities of $6.7 million for the nine months ended September 30, 2017. The decrease in cash provided by operating activities was primarily due to (i) collection of receivables from the motion picture Max Steel during 2017 and (ii) collection of production tax incentives related to Max Steel during 2017 that were both used to pay the debt incurred for the production and P&A expenses for the release of the motion picture.

Cash flows used in investing activities for the nine months ended September 30, 2018 were approximately $1.0 million as compared to $0.9 million of cash flows provided by investing activities for the nine months ended September 30, 2017. Cash flows used in investing activities during the nine months ended September 30, 2018 consisted of (i) purchases of fixed assets and (ii) consideration for the acquisition of The Door and 42West. Cash flows provided by investing activities for the nine months ended September 30, 2017 were primarily related to restricted cash that became available and was used to pay a portion of our P&A loan.

Cash flows provided by financing activities for the nine months ended September 30, 2018 were approximately $3.9 million as compared to $6.3 million of cash flows used in financing activities during the nine months ended September 30, 2017. Cash flows provided by financing activities for the nine months ended September 30, 2018 consisted primarily of (i) $1.7 million in proceeds from the Loan Agreement with Bank United; (ii) repayment of $0.7 million on a line of credit with City National Bank; (iii) repayment of our debt under the prints and advertising loan; (iv) $3.6 million used to buy back our Common Stock pursuant to the Put Agreements; (v) repayment of $0.6 million of a related party promissory note; (vi) $1.5 million in proceeds from a note payable and (vii) $6.8 million in proceeds from the sale of common stock including the 2018 Offering and shares sold to an investor by direct registration. By contrast cash flows from financing activities for during the nine months ended September 30, 2017 consisted primarily of (i) $0.7 million in proceeds from our line of credit with City National Bank; (ii) proceeds from notes payable and sale of our Common Stock in a private placement in the aggregate amount of $2.5 million; (iii) net aggregate amount borrowed from a related party in the amount of $0.7 million; (iv) repayment of the prints and advertising loan and production service agreement in the aggregate amount of $9.2 million and (v) $1.1 million used to buy back our Common Stock pursuant to the Put Agreements.

As of September 30, 2018 and 2017, we had cash available for working capital of approximately $7.1 million, not including $0.6 million pledged as collateral for the standby letter of credit for the New York office and $2.0 million, respectively, and a working capital deficit of approximately $8.9 million and $13.4 million, respectively.

These factors, along with an accumulated deficit of $90.8 million as of September 30, 2018, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts and we intend to obtain financing to produce one of them during 2019 and release it in 2020. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of September 30, 2018, our total debt was approximately $13.6 million and our total stockholders’ equity was approximately $14.4 million. Approximately $5.2 million of the total debt as of September 30, 2018 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.8 million of our indebtedness as of September 30, 2018 ($0.7 million outstanding under the prints and advertising loan agreement plus $2.1 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of September 30, 2018 were approximately $0.6 million and $0.7 million, net of $0.3 million allowance for doubtful accounts.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Put Rights

In connection with the 42West acquisition, pursuant to Put Agreements, we granted the sellers Put Rights to purchase up to an aggregate of 1,187,094 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the nine months ended September 30, 2018, we purchased 293,111 shares of our Common Stock from the Sellers in accordance with the Put Agreements for an aggregate purchase price of $2,702,500.

In March of 2018, we entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the nine months ended September 30, 2018, we purchased a total of 120,451 shares of Common Stock for an aggregate purchase price of $1,110,551. The employees have put rights to purchase an additional 20,246 shares of Common Stock, including in respect of the earn out consideration. See Note 3—Mergers and Acquisitions for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, or Max Steel Holdings, entered into a loan and security agreement, or the P&A Loan, providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holdings’ obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4,500,000 corporate guaranty from an unaffiliated third party associated with the motion picture, of which we agreed to provide a backstop guaranty of $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender has retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. During 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop guaranty related to the third-party guarantee. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holdings will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of September 30, 2018 was $0.6 million. As of September 30, 2018, we recorded a liability of $0.7 million related to this agreement on our condensed consolidated balance sheets.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.5 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of each of September 30, 2018 and December 31, 2017, we had an outstanding balance of $2.1 million related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. In addition, we would impair the accounts receivable related to the foreign distribution agreements included as an asset on our balance sheet, which as of September 30, 2018 was approximately $0.7 million, net of allowance for doubtful accounts.

42West Line of Credit

42West had a revolving line of credit with City National Bank under a revolving note, which matured on November 1, 2017. City National Bank did not call the outstanding principal of the revolving note but on January 28, 2018, we paid the outstanding balance of $750,000 and satisfied in full our obligation under the revolving note.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn under the Loan Agreement is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of our Common Stock, per the Put Agreements with the sellers. Pursuant to the provisions of the lease of our Los Angeles, California office, on June 29, 2018, we issued a standby letter of credit in the amount of $50,000, effective July 1, 2018. Our borrowing capacity under the Loan Agreement was reduced by that amount.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of September 30, 2018, we were in compliance with all covenants related to the line of credit.

Securities Purchase Agreement

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a securities purchase agreement with Pinnacle Family Office L.P., dated the same date. Interest on the convertible promissory note is payable on a quarterly basis and the convertible promissory note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note we must (i) pay the holder of the convertible promissory note a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to the holder of the convertible promissory note warrants to purchase 100,000 shares of our common stock with an exercise price equal to $3.25 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of our common stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. As of September 30, 2018, we have a balance of $1.5 million on our condensed consolidated balance sheet and recorded $0.3 million of interest expense on its condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

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

We have a balance of $900,000 in current liabilities and accrued interest of $190,677 in other current liabilities related to these promissory notes payable as of September 30, 2018.

Subscription Agreements

2017 Convertible Promissory Notes

In July, August and September 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price of either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. On June 25, 2018, one of the note holders submitted a notice of conversion and converted an $250,000 of principal and $23,425 of accrued interest into 85,299 shares of our common stock at a purchase price of $3.21 per share. As of September 30, 2018, we had a balance of $625,000 in current liabilities and $4,861 of accrued interest in other current liabilities related to these convertible promissory notes.

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

On July 1, 2018, we adopted ASU 2017-11 and as a result certain warrants with down round provisions that were previously classified as liabilities with changes in fair value on each balance sheet date recorded in the statement of operations are now recorded in equity.

Put Rights

In connection with the 42West acquisition, we entered into Put Agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,094 of their shares received as consideration for their membership interest of 42West, including the Put Rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares received in April 2017, to be received (i) in July 2018 and (ii) earned from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the nine months ended September 30, 2018, we purchased 413,562 shares of Common Stock for an aggregate amount of $3,813,051 from the sellers and the 42West employees with put options.

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

Contingent Consideration

On July 5, 2018, as part of the merger agreement with the Members of The Door, we agreed to pay up to 1,538,462 shares of Common Stock at a purchase price of $3.25 and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of Common Stock and the last $2 million of contingent consideration earned is paid in cash.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration was initially measured as of the date of the merger (July 5, 2018) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

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

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of merger (July 5, 2018)	As of September 30, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	2.11% -2.67%	2.19% - 2.89%
Annual Asset Volatility Estimate	62.5%	60%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of merger (July 5, 2018) to September 30, 2018:

Beginning fair value balance on the date of merger	$1,620,000
Change in fair value (gain) reported in the statements of operations	(470,000)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2018	$1,150,000

Income Taxes

We reported an effective tax rate of (84.4%) and 0.0% for the three months ended September 30, 2018 and 2017, respectively. The income tax benefit reported during the three months ended September 30, 2018 is primarily due to the reduction in the valuation allowance associated with the acquisition of The Door offset by the tax amortization of indefinite lived intangibles resulting from the 42West acquisition, state income taxes, and other non-deductible items.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2018 and 2017, we did not have any material off-balance sheet arrangements.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by our subsequently filed Quarterly Reports on Forms 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to improve that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 9, 2018, which have not been fully remediated as of the date of the filing of this report.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter we hired two additional persons in finance to ensure proper segregation of duties, reconciliation reviews and quarter end reviews. This additional hiring is reasonably likely to materially affect such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 9, 2018, as updated by our subsequently filed Quarterly Reports on Forms 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2018 – 7/31/2018	68,966	$9.22	—	—
8/1/2018 – 8/31/2018	32,538	9.22	—	—
9/1/2018 – 9/30/2018	28,471	9.22	—	—
Total	129,975	$9.22	—	—

(1)

Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the sellers exercised their Put Rights for an aggregate of 61,009 shares of Common Stock for an aggregate amount of $562,500. In addition, certain 42West employees exercised their Put Rights under their Put Agreements for an aggregate of 68,966 shares of Common Stock for an aggregate amount of $635,871. See Note 3—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Put Agreements.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1*

Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door Marketing Group, LLC, Window Merger Sub, LLC and the Members party thereto, filed as Exhibit 2.1 to the Company’s first Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

4.1

Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto, filed as Exhibit 4.1 to the Company’s first Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

4.2

Senior Secured Convertible Promissory Note due January 5, 2020, filed as Exhibit 4.1 to the Company’s second Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

10.1

Securities Purchase Agreement, dated July 5, 2018, by and between the Company and Pinnacle Family Office Investments, L.P., filed as Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

10.2

Security Agreement, dated July 5, 2018, by and between the Company and Pinnacle Family Office Investments, L.P., filed as Exhibit 10.2 to the Company’s second Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

10.3

Subsidiary Guarantee, dated July 5, 2018, by The Door Marketing Group, LLC in favor of Pinnacle Family Office investments, L.P., filed as Exhibit 10.3 to the Company’s second Current Report on Form 8-K filed with the SEC on July 11, 2018 and incorporated by reference herein.

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

———————

*

The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 19, 2018.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer