Form 10-K
period 2018-12-31
Dolphin Entertainment, Inc.
filed 2019-04-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,699,925

Number of shares outstanding of the registrant’s common stock as of April 4, 2019: 14,394,562

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2018, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

FORM 10-K

i

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our, “Dolphin” and the “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our subsidiaries, 42West LLC (“42West”) and The Door Marketing Group LLC (“The Door”), we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries.  The Door and 42West are both recognized global leaders in the PR services for the industries they serve. Our recent acquisition of Viewpoint Computer Animation Incorporated (“Viewpoint”) has added full-service creative branding and production capabilities to our marketing group.  Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at the family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments:  our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of marketing video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

With respect to our entertainment publicity and marketing segment, we currently see a favorable environment for organic growth.  The original content budgets of many large studios and streaming services have grown considerably the past few years, and are expected to continue to do so for the foreseeable future.  Furthermore, 2019 and 2020 are scheduled to see the entrance, or large-scale expansion, of streaming services from Disney, Warner Bros., NBC Universal and Apple, all to compete with Netflix, Amazon and Hulu. We believe that the foremost differentiating factor for all of these platforms will be original programming and, consequently, it is anticipated that there will be an increase of billions of dollars in programming spend across the market.  We also believe that each of these original shows will need substantial public relations and marketing campaigns to drive consumer awareness of both the show themselves and the respective platforms on which to find them.

Additionally, we have endeavored to create a “marketing super group”, combining marketing, public relations, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries.  By way of example, both 42West and The Door have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social media awareness and engagement. Thus, we believe that our acquisition of Viewpoint provides a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space, and has the potential to fuel topline revenue growth as the average revenue per client increases with the cross-selling of video content creation services.

Finally, we believe that 42West and our existing portfolio of public relations and marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class service providers across a variety of entertainment and lifestyle verticals. We further believe that with each new acquisition in this space, our portfolio will increase its breadth and depth of services and, therefore, be able to offer an even more compelling opportunity for other industry leaders to join, and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment.

Growth Opportunities and Strategies

We are focused on driving growth through the following:

Expand and grow 42West to serve more clients with a broad array of interrelated services. As a result of 42West’s acquisition by Dolphin and enhanced by the recent acquisition of Viewpoint, 42West has the ability to create promotional and marketing content for clients, a critical service for celebrities and marketers alike in today’s digital world. We believe that by the addition of content creation to 42West’s capabilities, we can capitalize on unique synergies to drive organic growth, which we expect will allow us to both attract new clients and broaden our offering of billable services to existing ones. We also believe that the skills and experience of our 42West business in entertainment PR are readily transferable to related business sectors, such as sports. The growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas.

We also expect to continue to grow 42West’s current business divisions. For example:

•

In the Entertainment Marketing division, several of our large key clients have announced increased movie marketing budgets over the next several years that we expect will drive growth of our revenue and profits;

•

In the Talent division, we expect to continue to drive significant growth through the hiring of additional individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business; and

•

In the Strategic Communications division, we believe that growth will be driven by increasing demand for these services by traditional and non-traditional media clients over the next three to five years as they expand their activities in the content production, branding, and consumer products sectors. We believe that this growth could result in the Strategic Communications division significantly increasing its contribution to revenue and profit, as this division typically generates higher profit margins than the other 42West divisions.

Expand and grow The Door through the expansion of Consumer Products PR business.  The Door’s market-leading position in both the food and hospitality verticals, with many clients which have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful entry into the high-margin consumer products PR business with potential clients outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products PR accounts at The Door through the hiring of a dedicated team of experienced professionals for this new business line.  Such accounts often generate higher monthly fees and longer-term engagements than any other customer vertical.

Diversify Viewpoint’s Client Base.  Viewpoint is a leading creative branding agency and promotional video content producer for the television industry, with long-term clients such as HBO, Discovery Networks, Showtime and AMC.  Through 42West and The Door, Viewpoint can offer its best-in-class services to several new verticals, including motion picture production and distribution companies, restaurant groups, the hospitality and travel industry and the marketers of consumer products. The ability for Viewpoint to reach clients of 42West and The Door provides Viewpoint with the opportunity to diversity its client base, while allowing 42West and The Door to increase their service offerings to, existing and future clients, potentially driving increased revenues.

Opportunistically grow through complementary acquisitions. We plan to selectively pursue acquisitions to further enhance our competitive advantages, scale our revenues, and increase our profitability. Our acquisition strategy is based on identifying and acquiring companies that complement our existing entertainment publicity services businesses. We believe that complementary businesses, such as digital and social media marketing, event planning and PR firms in other entertainment verticals, can create synergistic opportunities that may increase profits and operating cash flow. We intend to complete at least one acquisition during the next year, although there is no assurance that we will be successful in doing so.

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

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

Our public relations and marketing professionals at 42West develop and execute marketing and publicity strategies for dozens of movies and television shows annually, as well as for individual actors, filmmakers, recording artists, and authors. Through 42West, we provide services in the following areas:

Talent Publicity

We focus on creating and implementing strategic communication campaigns for performers and entertainers, including television and film stars, recording artists, authors, models and theater actors. Our talent roster includes Oscar- and Emmy-winning actors and Grammy-nominated singers and musicians and New York Times best-selling authors. Our services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event and tour support.

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

Much of the activities of our strategic communications team involves orchestrating high-stakes communications campaigns in response to sensitive, complex situations where clients seek to rehabilitate their public profiles. We also help companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. The strategic communications team focuses on strategic communications counsel, corporate positioning, brand enhancement, media relations, reputation and issues management, litigation support and crisis management and communications. Our clients include major studios and production companies, record labels, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations, as well as a wide variety of high-profile individuals, ranging from major movie and pop stars to top executives and entrepreneurs.

The Door

Through The Door, a hospitality, lifestyle and consumer products public relations agency, we offer traditional public relations services, as well as social media marketing, creative branding, and strategic counsel. Prior to its acquisition by us, The Door was widely considered the leading independent public relations firm in the hospitality and lifestyle industries. Among other benefits, The Door acquisition has expanded our entertainment verticals through the addition of celebrity chefs and their restaurants, as well as with live events, such as some of the most prestigious food and wine festivals.

Our public relations and marketing professionals at The Door develop and execute marketing and publicity strategies for dozens of restaurant and hotel groups annually, as well as for individual chefs, live events, and consumer-facing corporations.

Viewpoint

Viewpoint is a full-service, boutique creative branding and production agency that has earned a reputation as one of the top producers of promotional brand-support videos for a wide variety of leading cable networks in the television industry.  Viewpoint’s capabilities run the full range of creative branding and production, from concept creation to final delivery, and include:  brand strategy, concept and creative development, design & art direction, script & copywriting, live action production & photography, digital development, video editing & composite, animation, audio mixing & engineering, project management and technical support.

Content Production

Dolphin Films

Dolphin Films is a content producer of motion pictures. We own the rights to several scripts that we intend to produce at a future date.

Our pipeline of feature films includes:

•

Youngblood, an updated version of the 1986 hockey classic;

•

Out of Their League, a romantic comedy pitting husband against wife in the cut-throat world of fantasy football; and

•

Ask Me, a teen comedy in which a high-school student starts a business to help her classmates create elaborate “promposals”.

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production if and when financing is obtained.  We also own several other scripts that we may determine to produce as digital content if online distribution is secured.

Dolphin Digital Studios

Dolphin Digital Studios creates original content to premiere online in the form of web series, sources financing for our digital media projects and distributes our web series through a variety of distribution partners depending on the demographic served.

Competition

The businesses in which we engage are highly competitive. Through 42West and The Door, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients.  Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•

Market Reputations of 42West and The Door — both 42West and The Door consistently rank among the most prestigious and powerful public relations firms in the United States (both ranking in the Top 15 Most Powerful PR Firms each of the last two years, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power”;

•

An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 20-year history of producing and delivering high-quality family entertainment. In addition, 42West’s three co-CEOs, Leslee Dart, Amanda Lundberg, and Allan Mayer, along with The Door’s CEO, Charlie Dougiello and President, Lois O’Neill, are all longtime PR practitioners, with decades of experience, and are widely regarded as being among the top communications strategists in the entertainment industry, as evidenced by the market reputation of their companies; and

•

Our Ability to Offer Interrelated Services—we believe that the ability to create video and other promotional content for our 42West and The Door clients, primarily through the services of Viewpoint, and the ability to internally develop and execute marketing campaigns for our digital and film productions will allow us to expand and grow each of our business lines.

Employees

As of March 15, 2019, we had 144 full-time employees. We believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures.

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

Corporate Offices

Our corporate headquarters is located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134. We also have offices located at 600 3rd Avenue, 23rd Floor, New York, New York, 10016, 37 West 17th Street, 5th Floor, New York, New York, 10011, 1840 Century Park East, Suite 700, Los Angeles, California 90067, 1460 West Chicago Avenue, Chicago, Illinois, 60642 and 55 Chapel Street, Newton, Massachusetts, 02458. Our telephone number is (305) 774-0407 and our website address is www.dolphinentertainment.com.  Information available on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

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

For each of the years ended December 31, 2018 and 2017, our independent auditors issued an explanatory paragraph in their audit report expressing substantial doubt about our ability to continue as a going concern based upon our recurring losses from operations from prior years, our accumulated deficit, and our working capital deficit. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional capital to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate. Please also see Note 2 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal year ended December 31, 2018, our net loss was $2,913,321. Although we had net income of $6,912,524 for the year ended December 31, 2017, a substantial portion of such net income was attributable to a change in fair value of warrant liability and gain on extinguishment of debt. Our accumulated deficit was $94,529,174 and $92,899,680 at December 31, 2018 and 2017, respectively. Our ability to generate net profit in the future will depend on our ability to successfully produce and commercialize multiple web series and films, as no single project is likely to generate sufficient revenue to cover our operating expenses, and to realize the financial benefits from the operations of 42West, The Door and Viewpoint. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2018 and 2017. Approximately $6.0 million of our total debt as of December 31, 2018 represented the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.4 million of our indebtedness as of December 31, 2018 (approximately $0.7 million outstanding under a prints and advertising loan agreement and $1.7 million outstanding under a production service agreement) was incurred by our subsidiary Dolphin Max Steel Holdings LLC and Max Steel Productions, LLC.  Max Steel Productions, LLC was a variable interest entity (or VIE) created in connection with the financing and production of Max Steel (the “Max Steel VIE”). The prints and advertising loan is partially secured by a $4.5 million corporate guaranty from an unaffiliated party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loans, Dolphin Max Steel Holdings LLC delivered to the lenders clear chain-of-title to the rights of the motion picture Max Steel. Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2018 was approximately $0.6 million. We are not parties to either of the loan agreements and have not guaranteed to the lenders any of the amounts outstanding, although we have provided a $620,000 backstop to the guarantor of the prints and advertising loan, as described above. As such, we believe that the only recourse for the lenders under the loans is to foreclose on the collateral securing the loans, which consists of the copyright for Max Steel. However, if a lender were to successfully assert that we are liable to the lenders for the payment of our subsidiary’s or the Max Steel VIE’s debt despite the lack of contractual obligation, we do not have sufficient funds to repay these loans, which would have a material adverse effect on our liquidity, financial condition and results of operations. Approximately $2.5 million of our debt is related to convertible notes payable and $1.7 million is a line of credit with Bank United.

	As of December 31, 2018	As of December 31, 2017
Related party debt	$1,107,873	$1,708,874
Max Steel debt	$2,411,828	$3,987,220
Total Debt (including put option liability, Max Steel debt and related party debt)	$14,298,315	$14,447,104
Total Stockholders’ Equity	$10,776,527	$6,076,357

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance and our ability to obtain additional financing, which will be affected by prevailing economic conditions, the profitability of our content production and entertainment publicity and marketing businesses and other factors contained in these Risk Factors, some of which are beyond our control.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, delaying or abandoning potential acquisitions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Our failure to comply with the requirements of our revolving line of credit could adversely affect our operating flexibility.

We have the ability to borrow money pursuant to a loan agreement between 42West and BankUnited, N.A., containing certain operating and financial covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Our failure or inability to comply with the requirements of this facility, including meeting certain financial ratios or other covenants, could limit the availability of borrowings thereunder or result in an event of default. An event of default would permit acceleration of any outstanding indebtedness under this facility and would impair our ability to obtain working capital advances and letters of credit for 42West, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Litigation or legal proceedings could expose us to significant liabilities.

We are, and in the future may become, party to litigation claims and legal proceedings.  We face litigation risks regarding a variety of issues, including without limitation, copyright infringement, allegations against clients or events we provide marketing services for, alleged violations of federal and state labor and employment laws, securities laws, and other matters. These proceedings may be time consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2018 and 2017,  our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have commenced our remediation efforts as discussed in Part II, 9A. Controls and Procedures of this Annual Report on Form 10-K to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures.  If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weakness or deficiencies, harm our reputation and otherwise cause a decline in investor confidence. In addition, we could be subject to, among other things, regulatory or enforcement actions by the Securities and Exchange Commission, (the “SEC” or the “Commission”).

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

We rely on information technology systems that are susceptible to cybersecurity risks.  In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

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

Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. We also utilize third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business. Any such breaches or breakdowns could lead to business interruption, exposure of our or our clients’ proprietary or confidential information, data corruption, damage to our reputation, , exposure to legal and regulatory proceedings and other costs.  Such events could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Although we maintain monitoring practices and protections of our information technology to reduce these risks, there can be no assurance that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West and The Door and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West and The Door substantially depends on our ability to retain the services of Leslee Dart, Amanda Lundberg, Allan Mayer, Charles Dougiello and Lois O’Neill each a former owner of 42West or The Door, who we refer to collectively as the principal sellers. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of 42West, and their skills and relationships with clients, are among our most valuable assets. In June of 2018, three of 42West’s most senior publicists and their related staff left the firm to form their own company.  Their departures resulted in a significant decrease in revenues.  An important aspect of the business’ competitiveness is its ability to retain such key employees. If 42West or The Door fails to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

42West’s talent roster currently includes some of the best known and most highly respected members of the entertainment community in addition to major studios and networks, corporations and well-known consumer brands. The Door’s client roster includes celebrity chefs and leading restaurant and hotel brands.  These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave our company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our company. The success of 42West and The Door, therefore, depend on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our company. If we are unable to retain the current 42West and The Door clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

42West, The Door and Viewpoint operate in a highly competitive industry.

The entertainment publicity and marketing business is highly competitive. Through 42West and The Door, we must compete with other agencies, and with other providers of entertainment publicity services, in order to maintain existing client relationships and to win new clients. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients.  The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of our entertainment publicity and marketing business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

42West and The Door’s success depends on its ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals. 42West and The Door work to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects. In some of its engagements, 42West and The Door rely on other third parties to provide some of the services to its clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact 42West and The Door’s ability to provide its services. 42West and The Door’s failure to effectively and timely staff, coordinate and execute its client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, its reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

As is customary in the industry, 42West’s and The Door’s agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the 42West or The Door clients were to reduce the volume of business they conducted with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations.  Viewpoint’s revenue is derived on a project by project basis.  Clients may decide to use other creative branding and production companies for their projects which would have an adverse effect upon our business and results of operations.

42West’s, The Door’s and Viewpoint’s ability to generate new business from new and existing clients may be limited.

To increase their revenues, 42West, The Door and Viewpoint need to obtain additional clients or generate demand for additional services from existing clients. 42West’s, The Door’s and Viewpoint’s ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ needs, trends in the entertainment industry, financial conditions, strategic plans and internal resources of corporate clients, as well as the quality of 42West’s, The Door’s and Viewpoint’s employees, services and reputation. To the extent 42West, The Door and Viewpoint cannot generate new business from new or existing clients due to these limitations, their ability to grow their respective businesses, and our ability to increase our revenues, will be limited.

Revenues from our Entertainment Publicity and Marketing segment are susceptible to declines as a result of unfavorable economic conditions.

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

The production, acquisition and distribution of film or digital media content require significant capital. The budget for the projects we intend to produce will each require between $6 and $8 million to produce. In addition, if a distributor does not provide the funds for the distribution and marketing of our film, we will require additional capital to distribute and market the film. We estimate that distribution and marketing fees will be approximately $10,000 per theatrical screen. A significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our productions. Our content production business does not have a traditional credit facility with a financial institution on which to depend for our liquidity needs, and a time lapse may require us to fund a significant portion of our capital requirements through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives, as well as transactions with our Chief Executive Officer. There can be no assurance that any additional financing will be available to us as and when required, or on terms that will be acceptable to us. Our inability to raise capital necessary to sustain our operations while awaiting delayed revenues would have a material adverse effect on our liquidity and results of operations.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from our films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment when events or circumstances indicate that the carrying value of the capitalized production costs may be below their fair value. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For example, in 2016, we recorded a $2 million impairment of the capitalized production costs for our feature film, Max Steel.  In addition, certain GAAP guidance requires us to impair costs that have been capitalized for projects that are not set for production within three years of capitalizing the cost.  In 2018, we impaired the cost of a script in the amount of $0.2 million based on this guidance.  Such impairment charges have had, and in the future could have, a material adverse impact on our business, operating results and financial condition.

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

There are substantial financial risks relating to production, completion and release of web series and feature films. Actual costs may exceed their budgets due to factors such as labor disputes, unavailability of a star performer, equipment shortages, disputes with production teams or adverse weather conditions, any of which may cause cost overruns and delay or hamper film completion. We are typically responsible for paying all production costs in accordance with a budget and receive a fixed producer’s fee for our services plus a portion of any project income. However, to the extent that delays or cost overruns result in us not completing the web series or film within budget, there may not be enough funds left to pay us our producer’s fee, to generate any project income or complete the project at all. If this were to occur, it would significantly and adversely affect our revenue and results of operations.

We rely on third party distributors to distribute our films and their failure to perform or promote our films could negatively impact our ability to generate revenues and have a material adverse effect on our operating results.

Our films are primarily distributed and marketed by third party distributors. If any of these third-party distributors fails to perform under their respective arrangements, such failure could negatively impact the success of our films and have a material adverse effect on our business, reputation and ability to generate revenues.

We generally do not control the timing and manner in which our distributors distribute our films; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of our films or to promote our competitors’ films or related products to a greater extent than they promote ours could have a material adverse effect on our business, cash flows and operating results.  Additionally, because third parties are the principal distributors of our movies, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. In 2018, our domestic distributor of Max Steel, Open Road Films, LLC (“Open Road”) filed for bankruptcy protection under Chapter 11.  The assets of Open Road were purchased by Raven Capital Management (“Raven Capital”) which now has the rights to distribute the film under the same arrangements as Open Road.  There is no guaranty that Raven Capital will be successful in distributing Max Steel.

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

Typically, online digital platforms are responsible for securing advertisers and, as such, our ability to earn advertising revenues would depend on their success in doing so. However, at times we have, and may continue to, proactively secure advertising commitments against anticipated web series. Our ability to retain advertisers is contingent on our ability to successfully complete and deliver online projects which are commercially successful, which we may fail to do. Advertising revenues could also be adversely impacted by factors outside our control such as failure of our digital media productions to attract our target viewer audiences, lack of future demand for our digital media productions, the inability of third party online digital platforms to deliver ads in an effective manner, competition for advertising revenue from existing competitors or new digital media companies, declines in advertising rates, adverse legal developments relating to online advertising, including legislative and regulatory developments and developments in litigation. For example, in 2017, we impaired the costs of a digital show in the amount of $0.3 million due to the inability to secure advertising for the show. The existence of any of these factors could result in a decrease of our anticipated advertising revenues.

Our success depends on the services of our Chief Executive Officer.

Our success greatly depends on the skills, experience and efforts of our Chief Executive Officer, Mr. O’Dowd. We do not have an employment agreement with Mr. O’Dowd. If Mr. O’Dowd resigns or becomes unable to continue in his present role and is not adequately replaced, the loss of his services could have a material adverse effect on our business, operating results or financial condition.

The popularity and commercial success of our digital media productions and feature films are subject to numerous factors, over which we may have limited or no control.

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

The business in which we engage is highly competitive. Our content production business operations are subject to competition from companies which, in many instances, have greater development, production and distribution and capital resources than us. We compete for the services of writers, producers, directors, actors and other artists to produce our digital media and motion picture content, as well as for advertisement dollars. Larger companies have a broader and more diverse selection of scripts than we do, which translates to a greater probability that they will be able to more closely fit the demands and interests of advertisers than we can.

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

Even if we complete an acquisition, we may not realize the anticipated benefits of such transaction. Our recent acquisitions have required, and any similar future transactions may also require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, including, without limitation:

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

We conduct such due diligence with respect to our acquisitions as we deem reasonably practicable and appropriate. The objective of the due diligence process is to identify material issues and liabilities that may affect the decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also use information revealed during the due diligence process to formulate our business and operational planning for, and our valuation of, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such company is willing or able to provide such information and, in some circumstances, third party investigations.

There can be no assurance that the due diligence undertaken with respect to an acquisition, will reveal all relevant facts that may be necessary to evaluate such acquisition including the determination of the price we may pay for an acquisition target or to formulate a business strategy. Furthermore, the information provided during due diligence may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential target. Our due diligence investigation of a particular acquisition target may not uncover all material issues and liabilities to which we may become subject. If our due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.

In addition, following an acquisition, including those already completed, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence .Any such liabilities could contribute to poor operational performance, undermine any attempt to restructure the acquired company or business in line with our business plan and otherwise have a material adverse effect on our financial condition and results of operations.

Losses incurred by us subsequent to completion of an acquisition may not be indemnifiable by the seller or may exceed the seller’s indemnification obligations.

As discussed above, there may be liabilities assumed in any acquisition that we did not discover or that we underestimated in the course of performing our due diligence. Although a seller generally will have indemnification obligations to us under an acquisition agreement, these obligations are usually subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any losses that we incur with respect to a particular acquisition. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and operating results.

We recognized a goodwill impairment charge for the year ended December 31, 2018 and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Events or changes indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, slower growth rates in industry segments in which we participate and a decline in our stock price and market capitalization. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.  For the year ended December 31, 2018, we recorded approximately $1.9 million in charges for the impairment of goodwill for, 42West based on a reduced cash flow estimate.

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value.

From January 1, 2017 to December 31, 2018, the number of shares of our common stock issued and outstanding has increased from 7,197,761 to 14,123,157 shares. Warrants J and K were issued in 2016 in exchange for debt, and to purchase the remaining membership interests in Dolphin Kids Club, and were exercised during 2017 for an aggregate of 1,170,000 shares of common stock at an exercise price of $0.03 per share. On April 13, 2017, the holder of Warrant E notified us that they would be partially exercising Warrant E, using the cashless exercise option pursuant to the warrant agreement, and was issued 162,885 shares of our common stock. As consideration for our 42West, The Door and Viewpoint acquisitions, we have issued approximately 2,254,135 shares of our common stock and will issue an additional 978,236 shares of our common stock to the sellers of 42West for the earn out (net of indemnifications) that was earned in 2017.  We will issue 307,692 shares as a second installment to the sellers of The Door and 26,821 for the working capital adjustment.  Furthermore, we may issue up to 1,538,462 shares of our common stock to the sellers of The Door if the applicable earn out financial target is achieved in the following three years.  During the year ended December 31, 2018, we issued 6,140 shares of common stock as payment for certain consulting fees rendered. On June 29, 2018, we issued 85,299 shares of our common stock pursuant to a convertible promissory note that was converted.  As of December 31, 2018, we had outstanding convertible promissory notes in the aggregate principal amount of $625,000, which are currently convertible into 444,664 shares of our common stock (calculated based on the 90-trading day average price per share as of March 19, 2019) and a convertible note in the amount of $1.5 million that is convertible into 655,022 shares of our common stock. On December 26, 2017, we issued 1,215,000 units, each consisting of one share of common stock and one warrant to purchase a share of common stock at $4.74 per share (the “Unit”). These Units were sold for a purchase price of $4.13 per Unit. In addition, in connection with the offering, we issued to the underwriters 86,503 underwriter warrants, and an additional, 20,750 shares of common stock and 175,750 warrants to purchase shares of common stock upon exercise of their over-allotment option.  On June 24, 2018, we issued 2,000,000 shares of our common stock in a public offering.  The underwriter exercised its over-allotment option on August 22, 2018, and we issued 265,000 shares of our common stock.  On September 25, 2018, we sold 250,000 shares of our common stock in a registered direct offering.   As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

The market price for our common stock has been volatile, and these issuances could cause the price of our common stock to continue to fluctuate substantially. In addition, we have historically experienced significantly low trading volume. Once restricted stock issued in either private placements or to the sellers of the companies we acquired becomes freely tradable, these shareholders may decide to sell their shares of common stock and, if our stock is thinly traded, this could have a material adverse effect on its market price.

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

Our common stock and certain of our warrants are listed on the Nasdaq Capital Market. We cannot assure you, that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from Nasdaq, which could have a material adverse effect on the trading price, volume and marketability of our common stock.  Furthermore, a delisting could adversely affect our ability to issue additional securities and obtain additional financing in the future or result in a loss of confidence by investors or employees.

Certain outstanding warrants have ratchet price protection and the exercise price may be reduced if we issue equity instruments below the current exercise price, which would result in the immediate dilution of your investment.

As of December 31, 2018, we had outstanding 1,250,000 warrants to purchase shares of our common stock which contain full ratchet anti-dilution price protection. This generally means that if we issue certain additional securities while the warrants are outstanding at a price or with an exercise price less than the then current exercise price of the warrants, the exercise price of those warrants would be reduced to this lower sale price or exercise price. The warrants were initially exercisable at $10.00 to $14.00 per share. The initial exercise price of the warrants has been reset to $2.29 per share in connection with the acquisition of Viewpoint. 1,000,000 of the warrants expired on January 31, 2019, and 250,000 warrants expire January 31, 2020.  To the extent that these anti-dilution provisions are triggered as a result of future offerings, we would be required to further reduce the exercise price of the warrants, which would have a dilutive effect on our shareholders.

Accounting for the put rights and contingent consideration could cause variability in the results we report.

In connection with the 42West acquisition, we granted put rights to the sellers to cause us to purchase up to an aggregate of 1,187,087 (including the shares from the earn out consideration) of their shares of common stock received as consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the put agreements up until December 2020. As of the date of this report, the sellers have exercised an aggregate of 656,717 shares of common stock pursuant to the put rights. We have also purchased 120,451 shares of common stock and may purchase up to an additional 20,246 shares of common stock, at a purchase price of $9.22, from certain 42West employees with change of control provisions in their employment agreements, who received shares of our common stock at the time of the 42West acquisition and will receive additional shares in 2019 related to the earn out consideration. The sellers of The Door may also earn up to 1,538,462 shares of common stock if certain financial targets are achieved over a four-year period.  The put rights are an embedded equity derivative within our common stock requiring certain fair value measurements at each reporting period. We record the fair value of the put right liability and the contingent consideration liability in the consolidated balance sheets and we record changes to the liability against earnings or loss in the consolidated statements of operations. The put rights and contingent consideration are inherently difficult to value. We could have substantial variability in the related periodic fair value measurements, which would affect our operating results and in turn could impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our content production business, we lease 3,332 square feet of office space located at 2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134, at a monthly rate of $8,580.  The lease expires on May 31, 2019.  On February 19, 2019, we entered into a 62-month lease for 3,024 Square feet of office space located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134.  The lease will commence once the tenant improvements are complete (subject to certain deadlines that must be met).  The monthly lease payments are $9,954, with annual increases of 3%.  The lease also provides for four months of abatement once the property becomes available for use.

 In 2012, we opened an additional office located at 10866 Wilshire Boulevard, Suite 800, Los Angeles, California 90024 and currently lease 4,582 square feet of office space at a monthly rate of $13,746 with annual increases of 3% for years 1 to 3 and 3.5% for the remainder of the lease. On June 1, 2017, we entered into an agreement to sublease our office in Los Angeles and, consequently, no longer use this office space for our operations. The sublease agreement is through July 31, 2019 at an initial monthly rate of $14,892. Commencing on the thirteenth month of the sublease, the monthly lease rate will increase by 3%. Pursuant to the sublease agreement, the subtenant took ownership of the furniture in the premises.

For our entertainment publicity and marketing business, we lease the following office space: (i)12,505 square feet located at 600 Third Avenue, 23rd Floor, New York, NY 10016, at a monthly rate of $67,735 with increases every three years; (ii) 5,000 square feet located at 37West 17th Street, 5th Floor, New York, NY 10010 at a monthly rent of $16,912 with a 2.5% annual increase an expiring in August of 2020; (iii) two office suites located at 1460 West Chicago Avenue, Chicago, Illinois 60642 at a monthly rate of $2,200 and expiring on May 31, 2020; (iv) 12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067 at a base rate of $36,417 (commencing on February 1, 2014), with annual increases of 3% per year and (v) 12,376 square feet located at 55 Chapel Street, Newton, MA 02458 at a current monthly rate of $23,656 with annual increases of 3% and expiring on March 31, 2021.  We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

 We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not currently believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

As of March 21, 2019, there were approximately 337 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2018 – 10/31/2018	28,471	$9.22	—	—
11/1/2018 – 11/30/2018	—	—	—	—
12/1/2018 – 12/31/2018	46,095	9.22	—	—
Total	74,566	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in put agreements, entered into with the sellers of 42West, certain of such sellers exercised their put rights and caused us to purchase 74,566 shares of common stock for an aggregate amount of $687,500 of which $375,000 was paid in January 2019. See Note 4 — Acquisitions to our audited consolidated financial statements contained in this Annual Report on Form 10-K for further discussion of these put agreements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018 ( this“2018 Form 10-K”). The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in this 2018 Form 10-K. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors, in each case contained in this 2018 Form 10-K.

OVERVIEW

We are a leading independent entertainment marketing and premium content development company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

Through our subsidiaries 42West and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries.  The Door and 42West are both recognized global leaders in PR services for the respective industries they serve.  Our recent acquisition of Viewpoint has added full-service creative branding and production capabilities to our marketing group.  Our content production business is a long-established leading independent producer, committed to distributing film and digital entertainment primarily aimed at family and young adult markets. The strategic acquisitions of 42West, The Door and Viewpoint bring together industry-leading marketing services with our legacy content production business, creating significant opportunities to serve our respective constituents more strategically and to grow and diversify our revenue streams.

On October 31, 2018, referred to as the Viewpoint Closing Date, we acquired all of the issued and outstanding capital stock of Viewpoint, a Massachusetts corporation. Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

We agreed to pay an aggregate purchase price of $2 million for Viewpoint, before adjustments, comprising (i) $750,000 in cash paid to the sellers on the Viewpoint Closing Date (as adjusted for Viewpoint’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $500,000 in shares of our common stock based on a price, per share of $2.29, issued to the sellers on the Viewpoint Closing Date and (iii) an additional $750,000 in cash in three equal payments of $250,000 to be paid to the sellers on the six, twelfth and eighteen-month anniversaries of the Viewpoint Closing Date (subject to a right of setoff for certain adjustments and indemnification obligations).  In connection with the acquisition of Viewpoint, we acquired intangible assets of approximately $0.5 million and goodwill of $1.1 million.

On July 5, 2018, referred to as The Door Closing Date, we entered into an agreement and plan of merger, referred to as the Merger Agreement, together with Lois O’Neill and Charles Dougiello, collectively referred to as the Members, pursuant to which we acquired The Door. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing. Following its acquisition, The Door became a part of our entertainment publicity segment.

 The total consideration payable to the Members in respect of the acquisition of The Door comprises:(i) $2.0 million in shares of our common stock based on a price of $3.25 per share, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of common stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. On the Door Closing Date, we issued to the Members an aggregate of $1.0 million in shares of common stock and paid the Members an aggregate of $1.0 million in cash. Pursuant to the Merger Agreement, we issued to the Members an additional $1.0 million in shares of common stock and paid to the Members $1.0 million in cash on January 2, 2019.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete at least one acquisition during 2019, but there is no assurance that we will be successful in doing so, whether in 2019 or at all. We currently intend to fund any acquisitions through loans or additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising the capital necessary to consummate any acquisitions, whether on favorable terms or at all.

We operate in two reportable segments:  our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment comprises 42West, The Door and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic marketing consulting, creative branding and in-house production of content for marketing. The content production segment comprises Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2018, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2018 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. With the acquisitions of 42West, The Door and Viewpoint, we are currently exploring opportunities to expand the services currently being offered by them to the entertainment and hospitality community. In addition, we are exploring ways to reduce expenses by identifying certain costs that can be combined, for example, consolidating certain “back office” functions such as human resources.  There can be no assurance that we will be successful in selling these services to clients or reducing expenses.

REVENUES

For the years ended December 31, 2018 and 2017, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants.  We additionally derived revenues from the content production segment primarily from the domestic and international distribution of our feature film, Max Steel.  For the year ended December 31, 2018, we also derived revenues from the domestic distribution of Believe. The table below sets forth the percentage of total revenue derived from our two segments for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Revenues:
Entertainment publicity	97.2%	73.4%
Content production	2.8%	26.6%
Total revenue	100.0%	100.0%

Entertainment Publicity and Marketing

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we currently have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business as well as through acquisition of new businesses within the same industry. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) numerous individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals and (vi) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements or project-based fees.  As previously reported, in June 2018, three of 42West’s senior publicists and their related staff left the firm to form their own company. Their departures resulted in a decrease in revenues of approximately $3.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. We took immediate action to address the departures and have hired, and are continuing to hire, additional senior publicists with existing books of business and talent rosters that we believe will be accretive to our revenues and profits.

We earn entertainment publicity and marketing revenues primarily through the following:

•

Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar and Emmy winning film and television stars, directors, producers, celebrity chefs and Grammy nominated recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

•

Entertainment Marketing and Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, independent producers for whom we create targeted multicultural marketing campaigns and leading hotel and restaurant groups.

We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

•

Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in 42West’s Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

•

  Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery.  Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support.  We expect that our ability to offer these services to our existing clients in the entertainment and hospitality industries will be accretive to our revenue.

Content Production

Dolphin Films

For the years ended December 31, 2018 and 2017, we derived revenues from Dolphin Films primarily through the domestic and international distribution of our motion picture, Max Steel.  For the year ended December 31, 2018, we also derived revenues from the domestic distribution of Believe.

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

We earn motion picture revenues through the following:

•

Theatrical – We earn theatrical revenues from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has agreements with theatrical exhibitors. The financial terms negotiated with the Max Steel and Believe U.S. theatrical distributor provided that we receive a percentage of the box office results, after related distribution fees.

•

International – We earn international revenues through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements related to Max Steel were contingent on a domestic wide release that occurred on October 14, 2016.

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. For the years ended December 31, 2018 and 2017, the majority of revenues from Max Steel were derived from these channels.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to the applicable maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary and the Max Steel VIE will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2018, was $0.6 million. We are not parties to either of these loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we have provided a $620,000 backstop to the guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

Project Development and Related Services

We have a team that dedicates a portion of its time to sourcing scripts for future development. The scripts can be for either digital or motion picture productions. We have acquired the rights to certain scripts that we intend to produce and release in the future, subject to obtaining financing.  We have not yet determined if these projects would be produced for digital or theatrical distribution.

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

EXPENSES

Our expenses consist primarily of: (1) direct costs; (2) selling, general and administrative expenses; (3) depreciation and amortization; (4) payroll expenses; and (5) legal and professional fees. For the year ended December 31, 2018, we also had goodwill impairment of approximately $1.9 million and for the year ended December 31, 2017, we had distribution and marketing expenses of $1.1 million.

Direct costs include certain cost of services, as well as certain production costs, related to our entertainment publicity and marketing business.   Direct costs also include amortization of deferred production costs, impairment of deferred production costs, residuals and other costs associated with our content production business. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, based on the performance of the motion picture and digital productions in certain ancillary markets. Included within direct costs are immaterial impairments for any of our projects. Capitalized production costs are recorded at the lower of their cost, less accumulated amortization and tax incentives, or fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value.

Selling, general and administrative expenses include all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

Depreciation and amortization include the depreciation of our property, equipment and leasehold improvements and amortization of intangible assets, including the favorable lease asset.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Distribution and marketing expenses include the costs of distribution fees and of DVD/Blu-ray duplication. Distribution fees consist of the percentage of revenues paid to the domestic distributor to release our motion picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products.

Other Income and Expenses

For the years ended December 31, 2018 and 2017, other income and expenses consisted primarily of: (1) gain or loss on extinguishment of debt; (2) acquisition costs; (3) changes in the fair value of put rights; (4) changes in fair value of contingent consideration and (5) interest expense.  Loss on disposal of furniture, office equipment and leasehold improvements and change in fair value of warrant liability were also included for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Year ended December 31, 2018 as compared to year ended December 31, 2017

Revenues

For the years ended December 31, 2018 and 2017, our revenues were as follows:

	For the year ended
	December 31,
	2018	2017
Revenues:
Entertainment publicity and marketing	$21,916,727	$16,458,929
Content production	634,612	5,954,115
Total revenue	$22,551,339	$22,413,044

Revenues from entertainment publicity and marketing increased by approximately $5.5 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was due to six months of revenues of The Door (acquired July 5, 2018), two months of revenues of Viewpoint (acquired October 31, 2018) and a full year of revenues from 42West, partially offset by a decrease in the revenues of 42West caused by the departure of several publicists in June of 2018.  Revenues from entertainment publicity and marketing for the year ended December 31, 2017 comprised revenues of 42West for nine months.

Revenues from content production decreased by $5.3 million for the year ended December 31, 2018 as compared to the year ended December 31 2017, primarily due to the normal revenue cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We continue to record revenues, to a lesser extent, from home entertainment, and from pay and free TV in the domestic market. For the year ended December 31, 2018, we also recorded $0.2 million of revenues from domestic ancillary markets, related to our motion picture Believe that was released in December of 2013.

On September 4, 2018, our domestic distributor, Open Road, filed for Chapter 11 bankruptcy protection. The assets of Open Road were sold on December 21, 2018 to Raven Capital, with the final deal closing in February 2019.  We expect that our domestic distribution agreements for Max Steel and Believe, which were purchased in the sale of the assets of Open Road, will continue on the same terms as agreed upon with Open Road.

Expenses

For the years ended December 31, 2018 and 2017, our operating expenses were as follows:

	For the year ended December 31,
	2018	2017
Expenses:
Direct costs	$2,176,968	$4,638,710
Distribution and marketing	—	1,111,994
Selling, general and administrative	4,486,023	3,156,097
Depreciation and amortization	1,978,804	1,254,643
Legal and professional	2,119,107	1,806,448
Payroll	14,082,014	11,408,731
Goodwill impairment	1,857,000	—
Total expenses	$26,699,916	$23,376,623

Overall expenses increased by approximately $3.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase is primarily due to (i) six months of expenses for The Door, which we acquired on July 5, 2018 and (ii) two months of expenses for Viewpoint, which we acquired on October 31, 2018 and (iii) a full year of expenses for 42West.  For the year ended December 31, 2017, we included expenses for 42West from the date of acquisition, which was March 30, 2017.

Direct costs decreased by approximately $2.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  Direct costs related to the entertainment publicity and marketing segment were approximately $1.6 million in 2018, as compared to $0.9 million in 2017.  The increase was primarily due to the direct costs associated with the operations of The Door and Viewpoint from the dates of acquisition and a full year of direct costs for 42West.  Entertainment publicity and marketing direct costs for 2017 were composed only of nine months of expenses for 42West.

Direct costs related to the content production segment were approximately $0.6 million for 2018, as compared to $3.8 million for 2017.  Direct costs for the content production segment consisted primarily of (i) amortization of capitalized production costs and (ii) impairment of capitalized production costs.  Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. Since Max Steel was released in October of 2016, revenues from the feature film were higher during 2017 as compared to 2018. As a result, we amortized $3.5 million of capitalized production costs during 2017 as compared to $0.2 million during 2018. In addition, we impaired approximately $0.3 million of capitalized production costs related to a digital series during 2017 as compared to $0.2 million of script costs during 2018.

Distribution and marketing expenses decreased by approximately $1.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to distributor fees and residuals related to the domestic distribution of Max Steel during 2017 that are based on a percentage of the revenues generated.

Selling, general and administrative expenses increased by approximately $1.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  Selling, general and administrative expenses for the entertainment publicity and marketing segment increased by approximately $1.3 million from $2.1 million for the year ended December 31, 2017 to $3.4 million for the year ended December 31, 2018.  The increase was directly related to including selling, general and administrative expenses of The Door for six months, Viewpoint for two months and a full year of 42West.  Selling, general and administrative expenses for the entertainment publicity and marketing segment only comprised nine months of 42West for the year ended December 31, 2017.  Selling, general and administrative expenses for the content production segment did not change for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  However, it should be noted that the expenses for the year ended December 31, 2018 included approximately $0.4 million of bad debt expense related to the international distribution sales of Max Steel.

Depreciation and amortization increased by approximately $0.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in depreciation and amortization expense w primarily related to amortization of intangible assets acquired through the acquisitions of 42West, The Door and Viewpoint.  For the year ended December 31, 2018, depreciation and amortization included a full year of amortization for the intangible assets of 42West and six and two months, respectively for the intangible assets associated with The Door and Viewpoint.  For the year ended December 31, 2017, amortization of intangible assets only comprised those of 42West for a period of nine months.

Legal and professional fees for the year ended December 31, 2018 increased by approximately $0.3 million as compared to the year ended December 31, 2017.  Legal and professional fees attributable to the entertainment publicity and marketing segment increased by approximately $0.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to including legal and professional fees for a full year of 42West and six and two months, respectively, for The Door and Viewpoint.  Legal and professional fees related to the entertainment publicity and marketing segment for the year ended December 31, 2017 comprised only nine months of 42West due to the acquisition date of March 30, 2017.  Legal and professional fees for the content production segment decreased by approximately $0.3 million for the year ended December 31, 2018 as compared to December 31, 2017, primarily due to the elimination of services of consultants used for our feature film that were no longer needed in 2018.

Payroll expenses increased by approximately $2.7 million for the year ended December 31, 2018 as compared to the same period in the prior year.  Payroll expenses attributable to our entertainment publicity and marketing business increased by approximately $3.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to including payroll expenses for a full year of 42West and six and two months, respectively, for The Door and Viewpoint.  Payroll expenses related to the entertainment publicity and marketing segment for the year ended December 31, 2017 comprised only nine months of 42West.  Payroll expenses related to the content production segment decreased by approximately $0.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 due to a reduction of headcount in 2017.

Goodwill impairment increased by approximately $1.9 million for the year ended December 31, 2018 as compared to the year ended December 31,2017 as a result of our test of goodwill that determined that the carrying value of our goodwill was higher than the fair value of the goodwill for the reporting unit 42West within the entertainment publicity and marketing segment.  We did not have any goodwill impairment for the year ended December 31, 2017.

Other Income and Expenses

	For the year ended December 31,
	2018	2017
Other Income and expenses:
Extinguishment of debt	$(53,271)	$4,012,277
Acquisition costs	(438,552)	(749,440)
Loss on disposal of furniture, office equipment and leasehold improvements	—	(28,025)
Change in fair value of warrant liability	—	9,018,359
Change in fair value of put rights	616,943	(2,426,010)
Change in fair value of contingent consideration	1,070,000	(17,251)
Interest expense	(1,050,478)	(1,594,940)
Total	$144,642	$8,214,970

During the year ended December 31, 2018, a holder of a convertible promissory note exchanged the principal and accrued interest on the promissory note into 85,299 shares of our common stock pursuant to the terms of the promissory note, at an exercise price of $3.21 per share. On the date of the conversion, the market price of our common stock was $3.83 per share resulting in a loss on extinguishment of debt of $0.05 million. During the year ended December 31, 2017, a party associated with Max Steel that was a third-party guarantor to the prints and advertising loan paid $4.5 million on the loan. The gain on extinguishment of the debt was offset by the $0.6 million backstop guarantee to the third-party guarantor.

Acquisition costs consisted primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the year ended December 31, 2018 consisted primarily of costs associated with our acquisition of The Door and Viewpoint and acquisition costs for the year ended December 31, 2017 were related to our acquisition of 42West.

During 2016, we issued certain warrants that required derivative liability classification. We recorded these warrants at their fair value on the date of issuance and record any changes to fair value at each balance sheet date on our consolidated statements of operation. The fair value of the warrant liability decreased by approximately $9.0 million for the year ended December 31, 2017 as compared to year ended December 31, 2016.   On July 1, 2018, we adopted ASU 2017-11 that no longer precludes instruments with down round provisions from equity classification. As a result, we used the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings. Based on the guidance of ASU 2017-11, we are no longer required to calculate the fair value of the warrants at each balance sheet date and record changes in the fair value on the statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights decreased by approximately $0.6 million and increased by $2.4 million, respectively, for the years ended December 31, 2018 and 2017.

The fair value of contingent consideration related to our acquisitions of 42West and The Door was recorded on our balance sheets on the respective acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The sellers of 42West achieved their financial targets and earned the contingent consideration during 2017. A number of shares of our common stock to be issued became fixed and the contingent consideration was reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60. For the year ended December 31, 2017, we recorded a loss of $0.02 million related to the change in fair value of the contingent consideration for 42West.  For the year ended December 31, 2018, we recorded a gain on the change in the fair value of the contingent consideration related to the acquisition of The Door of approximately $1.1 million.

Interest expense decreased by approximately $0.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a decrease in the amount of accrued interest for our production service agreement and the prints & advertising loan, as payments have been received from the international and domestic distribution sales of Max Steel and such payments have been applied to the outstanding balances of the production service agreement and prints & advertising loan.

Net (Loss) Income

Net loss was approximately $(2.9) million or $(0.22) per share based on 13,773,395 weighted average shares outstanding and approximately $(3.7) million or $(0.23) per share based on 16,159,486 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2018. Net income was approximately $6.9 million or $0.72 per share based on 9,586,986 weighted average shares outstanding and $(2.1) million or $(0.20) per share based on 10,608,828 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2017. Net loss and net income for the years ended December 31, 2018 and 2017, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Year ended December 31, 2018 as compared to year ended December 31, 2017

Cash flows used by operating activities for the year ended December 31, 2018 were $0.6 million compared to cash flows provided by operating activities of $8.3 million for the year ended December 31, 2017. The decrease in cash provided by operating activities was primarily due to (i) collection of receivables from the motion picture Max Steel during 2017 (ii) collection of production tax incentives related to Max Steel during 2017 that were both used to pay the debt incurred for the production and P&A expenses for the release of the motion picture; (iii) increase in other current liabilities in 2018 related to the subsequent installments of the purchase price of The Door and Viewpoint; (iv) cash used to pay outstanding payables and (v) a decrease in cash flows from operations before changes in operating assets and liabilities of approximately $1.0 million.

Cash flows used in investing activities for the year ended December 31, 2018 were approximately $1.6 million as compared to cash flows used in investing activities of $0.4 million for the year ended December 31, 2017.  Cash flows used in investing activities during the year ended December 31, 2018 consisted of (i) purchases of fixed assets and (ii) consideration for the acquisitions of 42West, The Door and Viewpoint. Cash flows provided by investing activities for the year ended December 31, 2017 were primarily related to (i) purchase of fixed assets and (ii) payment of working capital adjustment related to the acquisition of 42West.

Cash flows provided by financing activities for the year ended December 31, 2018 were approximately $3.2 million as compared to $4.6 million of cash flows used in financing activities during the year ended December 31, 2017.  Cash flows provided by financing activities for the year ended December 31, 2018 consisted primarily of (i) $1.7 million in proceeds from our loan agreement with Bank United; (ii) repayment of $0.8 million on a line of credit with City National Bank; (iii) repayment of our debt under the prints and advertising loan; (iv) $3.9 million used to buy back our common stock pursuant to the put agreements with the sellers of 42West; (v) repayment of $0.6 million of a related party promissory note; (vi) $1.5 million in proceeds from a note payable and (vii) $6.8 million in proceeds from the sale of common stock including shares sold through a public offering  and shares sold to an investor in a registered direct offering. By contrast cash flows used in financing activities during the year ended December 31, 2017 consisted primarily of (i) $0.7 million in proceeds from our line of credit with City National Bank; (ii) proceeds from notes payable and sale of our common stock in a private placement in the aggregate amount of $2.7 million; (iii) net aggregate amount borrowed from a related party in the amount of $0.7 million; (iv) repayment of the prints and advertising loan and production service agreement in the aggregate amount of $10.2 million; (v) $1.2 million used to buy back our common stock pursuant to the put agreements with the sellers of 42West and (vi) $4.0 million in net proceeds from the sale of common stock and warrants through a registered public offering.

As of December 31,2018 and 2017, we had cash available for working capital of approximately $5.5 million, not including $0.6 million pledged as collateral for standby letter of credit for the New York office, and $5.3 million, respectively, and a working capital deficit of approximately $11.9 million and $10.7 million, respectively.

These factors, along with an accumulated deficit of $94.5 million as of December 31, 2018, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements contained in this 2018 Form 10-K do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of common stock or securities convertible into common stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts, that we intend to produce and release subject to obtaining financing.  We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of December 31, 2018, our total debt was approximately $14.3 million and our total stockholders’ equity was approximately $10.7 million. Approximately $6.0 million of the total debt as of December 31, 2018 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.4 million of our indebtedness as of December 31, 2018 ($0.7 million outstanding under the prints and advertising loan agreement plus $1.7 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2018 was approximately $0.6 million.

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

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, or Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement, or the P&A Loan, providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During the year ended December 31, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan is partially secured by a $4,500,000 corporate guaranty from an unaffiliated party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender has retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. As of December 31, 2018, and 2017, we recorded a liability of $682,842 and $1,900,970, respectively, including the reserve, related to this agreement on our consolidated balance sheets. On our consolidated statement of operations for the year ended December 31, 2018 we recorded (i) interest expense of $60,001 and (ii) a reduction of $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender. During 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop related to the guarantee. We recorded a gain on the extinguishment of debt on our consolidated statement of operations of approximately $3.9 million for the year ended December 31, 2017. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holdings will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of December 31, 2018 was $629,585.

Production Service Agreement

During 2014, the Max Steel VIE, a variable interest entity (or VIE) created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during 2015, which, if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.6 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of December 31, 2018 and 2017, we had outstanding balances of $1.7 million and $2.1 million, respectively, related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories.

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

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A., (the “Loan Agreement”), for a revolving line of credit agreement under a revolving note. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our common stock, per the put agreements with the sellers. On June 29, 2018, we issued a standby letter of credit, in the amount of $50,000, to secure the lease of 42West’s Los Angeles office. The borrowing capacity under the Loan Agreement was reduced by the same amount. As of December 31, 2018, the outstanding balance on the line of credit was $1,700,390.

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

Promissory Notes

Convertible Notes

2019 Convertible Debt

On March 25, 2019, we issued a convertible promissory note agreement to an unrelated investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holders’ option at any time at a purchase price based on the 30-day trailing average market price of the Common Stock.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Note”), to Pinnacle Family Office Investments, L.P. (“Pinnacle”), pursuant to a Securities Purchase Agreement, dated the same date. We used the proceeds of the convertible promissory note to finance the Company’s acquisition of The Door. Our obligations under the Note are secured primarily by a lien on the assets of The Door and Viewpoint. We must pay interest on the principal amount of the Note, at the rate of 8% per annum in cash on a quarterly basis. The Note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note, we must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of common stock with an exercise price of $3.25 per share. The Note also contains certain customary events of default. Pinnacle may convert the outstanding principal amount of the convertible promissory note into shares of common stock at any time at a price per share of $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. At our election, upon a conversion of the convertible promissory note, we may issue common stock in respect of accrued and unpaid interest with respect to the principal amount of the convertible promissory note converted by Pinnacle.

On the date of the Note, our common stock had a market value of $3.65. We determined that the Note contained a beneficial conversion feature or debt discount by calculating the number of shares using the conversion rate of the Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of our common stock on the date of the Note. We recorded a debt discount on the Note of $184,614 that will be amortized and recorded as interest expense over the life of the Note. For the year ended December 31, 2018, we paid interest and recorded interest expense in our audited consolidated statement of operations in the amount of $58,333. For the year ended December 31, 2018, we recorded interest expense of $61,538 from the amortization of the beneficial conversion of the Note.  As of December 31, 2018, we had a balance of $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on our audited consolidated balance sheet, related to this Note.

2017 Convertible Promissory Notes

On July 18, July 26, July 27, July 31, August 30, September 6, September 8, and September 22, 2017, we entered into subscription agreements pursuant to which we issued convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes bears interest at a rate of 10% per annum and matures one year from the date of issue, with the exception of one note in the amount of $75,000 which matures two years from the date of issue. The principal and any accrued interest of the each of the convertible promissory notes are convertible by the respective holders at a price of either (i) the 90 trading day average price per share of common stock as of the date the holder submits a notice of conversion or (ii) if an eligible offering (as defined in each of the convertible promissory notes) of common stock is made, 95% of the public offering share price (as defined in each of the convertible promissory notes).  We have agreed to extend the maturity date of each of the convertible promissory notes, (with the exception of the note described below that converted on June 25, 2018), for an additional year from their original respective maturity dates.

On June 25, 2018, one of the holders of a convertible promissory note notified us that they would convert $250,000 of principal and $23,425 of accrued interest into 85,299 shares of common stock at a price of $3.21 per share using the 90-day trading average price per share of common stock as of June 22, 2018. On the date of the conversion (June 25, 2018), the market price of the Common Stock was $3.83 per share and we recorded a loss on extinguishment of debt in the amount of $53,271 on our consolidated statements of operation for the year ended December 31, 2018.

We have a balance of $625,000 in current liabilities, a balance of $1,376,924 in noncurrent liabilities and accrued interest of $4,861 in other current liabilities related to these convertible promissory notes payable as of December 31, 2018.

Nonconvertible Notes Payable

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand to KCF Investments LLC (“KCF”), an entity controlled by Mr. Stephen L Perrone, an affiliate of Dolphin. The proceeds from this note were used for working capital. On December 10, 2018, we agreed to exchange this promissory note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023.  The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019.  The promissory note may be repaid at any time prior to maturity without a penalty.

On November 30, 2017, we issued a promissory note in the amount of $200,000 that matures on January 15, 2019. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum. We agreed to extend the maturity date until January 15, 2020.

On June 14, 2017, we issued a promissory note in the amount of $400,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

On April 10 and April 18, 2017, we issued three promissory notes, maturing six months after issuance, to two separate lenders and received a total principal amount of $550,000. The notes bore interest at 10% per annum and could have been prepaid without any penalty. On October 10 and October 18, 2017, these three promissory notes matured. The lenders agreed to extend the maturity dates of these three promissory notes until December 15, 2017. The interest rate of one of the promissory notes in the amount of $250,000 increased for the period between October 18, 2017 and December 15, 2017, from 10% to 12%. All other provisions of the promissory notes remained unchanged. On December 28, 2017, we repaid the aggregate principal of $550,000 outstanding on these three notes plus accrued interest of $6,667.

We have a balance of $479,874 in current liabilities, a balance of $612,359 in noncurrent liabilities and accrued interest of $6,315 in other current liabilities related to these promissory notes payable as of December 31, 2018.

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

2017 Public Offering

On December 26, 2017, in an underwritten registered public offering, we sold 1,215,000 units at a public offering price of $4.13 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $4.74 per share.  The net proceeds of the Offering were approximately $4.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  Pursuant to the underwriting agreement, we issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters in the Offering. In January 2018, the underwriters exercised their over-allotment option with respect to 20,750 shares of common stock and 175,750 warrants and we received proceeds of $81,044.

2018 Public Offering

On July 24, 2018, in an underwritten registered public offering, we sold 2,000,000 shares of common stock at a public offering price of $3.00 per share. The net proceeds of the Offering were approximately $5.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  In August, 2018, the underwriters exercised their over-allotment option with respect to 265,000 shares of common stock and we received proceeds, net of the underwriter discount and expenses, of $0.7 million.

2018 Registered Direct Offering

On September 19, 2018, we issued and sold to a single investor in a registered direct offering an aggregate of 250,000 shares of our common stock at a price of $3.00 per share.  The offering was made pursuant to our effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We received proceeds of approximately $0.7 million from this issuance and sale of our common stock after deducting related expenses.

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

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a web series or feature films. These costs primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to scripts. Capitalized production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with Financial Accounting Standards Board, or “FASB”, Accounting Standards Codification, or “ASC”, Topic 926-20-50-2 “Other Assets – Film Costs”. Unamortized capitalized production costs are evaluated for impairment whenever there are events or changes in circumstance that would indicate that the carrying amount of the capitalized production costs are below their fair value. If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value. Any project that is not greenlit for production within three years is written off.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of capitalized production costs. Our management evaluates unamortized production costs for impairment whenever there is an event that may signal that the fair value of the unamortized production costs are below their carrying value. One example that may trigger this type of analysis is the under-performance in the domestic box office of a feature film. For digital productions, this analysis may occur if we are unable to secure sufficient advertising revenue or a suitable distributor for our web series. We typically perform an impairment analysis using a discounted cash flow method. Any write-down resulting from an impairment analysis is included in direct costs within our consolidated statements of operations.  In addition, capitalized production costs for projects that are not set for production within three years of the cost being capitalized should be impaired.  Based on this guidance we impaired the cost of a script in the amount of $0.2 million for the year ended December 31, 2018.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interest of 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West during 2017, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares received in April 2017 and in July 2018 and those earned from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the year ended December 31, 2018, we purchased 408,172 shares of common stock for an aggregate amount of approximately $3.8 million from the sellers and the 42West employees with put options.

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

Contingent Consideration

On July 5, 2018, in connection with our acquisition of The Door, we agreed to issue to the sellers up to 1,538,462 shares of common stock based on a price of $3.25 per share and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of common stock and the last $2.0 million of contingent consideration earned, if any, is paid in cash.

During 2017, the sellers of 42West earned approximately $9.3 million (1,012,292 shares of our common stock) as a result of achievement of adjusted EBITDA targets based on operations of 42West. Such additional consideration is payable in three annual installments. A number of shares to be issued became fixed and the contingent consideration was reclassified to equity as of December 31, 2017, using the closing market price of our stock as of December 29, 2017 of $3.60.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration for The Door was initially measured as of the date of the merger (July 5, 2018) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

Income Taxes

We reported an effective tax rate of 26.9% and 4.6% for the years ended December 31, 2018 and 2017, respectively. We have deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. As of December 31, 2018, we had approximately $36,865,500 of net operating loss carryforwards for U.S. federal income tax purposes. We believe it is more likely than not that the deferred tax asset will not be realized and have recorded a net valuation allowance of $14,259,043 and $12,280,153 as of December 31, 2018 and 2017, respectively which resulted in a decrease in this deferred tax account.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the audited consolidated financial statements included elsewhere in this 2018 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this 2018 Form 10-K contain “forward-looking statements” for purposes of federal and state securities laws. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this 2018 Form 10-K contains forward-looking statements regarding:

•

our expectations regarding the potential benefits and synergies we can derive from our acquisitions;

•

our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;

•

our beliefs regarding our competitive advantages;

•

our expectations regarding increased movie marketing budgets at several large key clients and the impact of such increased budgets on revenue and profit in our entertainment publicity and marketing segment over the next several years;

•

our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;

•

our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;

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

•

our expectation that we will continue to receive revenues from our motion picture, Max Steel from other secondary distribution revenues;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to realize the anticipated benefits of the acquisitions we have made, including synergies, expanded interrelated service offerings, growth and increased revenues;

•

our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;

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

•

adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

•

loss of a significant number of entertainment publicity and marketing clients;

•

the ability of key 42West clients to increase their movie marketing budgets as anticipated;

•

our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;

•

uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;

•

lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products PR sectors;

•

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

•

our ability to attract and/or retain the highly specialized services of the 42West and The Door executives and employees and our CEO;

•

availability of financing from investors under favorable terms;

•

our ability to adequately address material weaknesses in internal control over financial reporting; and

•

uncertainties regarding the outcome of pending litigation.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this 2018 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this 2018 Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements, except as otherwise required by applicable law.  We can give no assurance that such forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2018, due to the following material weaknesses that were identified:

•

We determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.

-

There is no documented fraud risk assessment or risk management oversight function.

-

There are no documented procedures related to financial reporting matters (both internal and external) to the appropriate parties.

-

There is no documented process to monitor and remediate deficiencies in internal controls.

•

We determined that review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations, complex transactions and journal entries are inadequate and thus considered to be a material weakness in internal control. Specifically:

-

There are no documented period end closing procedures, specifically none that detail the individuals that are responsible for preparation, review and approval of period end close functions.

•

We observed the following inadequate segregation of duties within the accounting process that we determined were a material weakness of our internal control:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2019, under the direction of our board of directors, as follows:

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

•

Perform a comprehensive review of current procedures to ensure compliance with our newly documented accounting policies and procedures;

•

We are in the process of enhancing our controls over segregation of duties.

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

Changes in Internal Controls

During the year ended December 31, 2018, we implemented the following procedures to remediate some of the material weaknesses in internal controls:

•

During the third quarter of 2018, we hired two persons in finance to ensure proper segregation of duties, reconciliation reviews, and quarter end reviews. In addition, we expect that with these two individuals we will be able to implement the necessary controls to remediate the remaining material weaknesses in internal controls.

•

We have engaged the services of an independent public accounting firm to assist with review of complex accounting transactions.

•

During the fourth quarter of 2018, we finalized the documentation of all significant accounting policies and ensured that the accounting policies are in accordance with GAAP and that internal controls are designed effectively to ensure that the financial information is properly reported.  The polices became effective in January 2019.

We have also implemented the following procedures to remediate some of the material weaknesses in internal controls beginning in 2019:

•

the Company has documented month-end and quarter-end closing procedures, including the individuals responsible for preparation, review and approval of the period end close.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2018 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

We have adopted a Code of Ethics applicable to our senior financial officers that is located on our internet website at www.dolphinentertainment.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this 2018 Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference

1	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.*	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
2.2	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3	Share Purchase Agreement, dated October 31, 2018, by and among the Company, Sellers and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2018.
3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed on September 19, 2017.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated as of March 30, 2017; by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
4.2	Warrant Purchase Agreement, dated as of November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(a)	Form of Common Stock Purchase Warrant G.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(b)	Form of Common Stock Purchase Warrant H.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(c)	Form of Common Stock Purchase Warrant I.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(d)	Form of Common Stock Purchase Warrant F.	Incorporated herein by reference to Exhibit 4.2(d) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

4.2(e)	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.2(e) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.3	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.6 to Current Report on Form 8-K, filed on January 5, 2017.
4.4	Form of Warrant (attached as Exhibit A to Form of Warrant Agency Agreement).	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.5	Warrant Agency Agreement, dated as of December 20, 2017, by and between the Company and Nevada Agency and Transfer Company.	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.6	Form of Underwriters’ Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.7	Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.8.	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.9	Senior Secured Convertible Promissory Note due January 5, 2020.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11 2018.
10.1	Revolving Promissory Note, dated as of December 31, 2011, in favor of William O’Dowd.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10.2	Form of Loan and Security Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
10.3	Form of Equity Purchase Agreement.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
10.4	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.
10.5	Form of Convertible Note.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on December 15, 2015.
10.6	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
10.7	Subscription Agreement, dated as of March 4, 2016, between the Company and Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on March 11, 2016.
10.8	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2016.
10.9	Form of Debt Exchange Agreement.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2016.
10.10	Form of Subscription Agreement.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on June 28, 2016.
10.11	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 08, 2017.
10.12	Executive Employment Agreement, dated as of March 30, 2017, by and between the Company and Allan Mayer.†	Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

10.13	Put Agreement, dated as of March 30, 2017, by and among the Company and Alan Mayer and William O’Dowd, IV and 42West, LLC, as guarantors.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
10.14	Promissory Note, dated September 20, 2017, in favor of the Mayer-Vogel Trust.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.15	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.16	Business Loan Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.17	Promissory Note, dated as of March 15, 2018, in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.18	Commercial Security Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.19	Securities Purchase Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.20	Security Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.21	Subsidiary Guarantee, dated July 5, 2018, by The Door in favor of Pinnacle	Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on July 11, 2018
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 15, 2019	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: April 15, 2019	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2019
William O’Dowd, IV
/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2019
Mirta A Negrini
/s/ Michael Espensen	Director	April 15, 2019
Michael Espensen
/s/ Nelson Famadas	Director	April 15, 2019
Nelson Famadas
/s/ Allan Mayer	Director	April 15, 2019
Allan Mayer
/s/ Anthony Leo	Director	April 15, 2019
Anthony Leo
/s/ Nicholas Stanham	Director	April 15, 2019
Nicholas Stanham

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc. (formerly known as Dolphin Digital Media, Inc.)
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dolphin Entertainment, Inc. and subsidiaries

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years then ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida

April 15, 2019

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2018 and 2017

	2018	2017
ASSETS
Current
Cash and cash equivalents	$5,542,272	$5,296,873
Restricted cash	732,368	—
Accounts receivable, net of allowance for doubtful accounts of $283,022 and $366,280, respectively	3,173,107	3,700,618
Other current assets	620,970	422,118
Total current assets	10,068,717	9,419,609

Capitalized production costs, net	724,585	1,075,645
Intangible assets, net of amortization of $2,714,785 and 1,043,255, respectively	9,395,215	8,506,745
Goodwill	15,922,601	12,778,860
Property, equipment and leasehold improvements, net	1,182,520	1,110,776
Investments	220,000	220,000
Deposits	475,956	485,508
Total Assets	$37,989,594	$33,597,143
LIABILITIES
Current
Accounts payable	$944,232	$1,097,006
Other current liabilities	7,238,507	6,487,819
Line of credit	1,700,390	750,000
Put Rights	4,281,595	2,446,216
Accrued compensation	2,625,000	2,500,000
Debt	2,411,828	3,987,220
Loan from related party	1,107,873	1,708,874
Contract liabilities	522,620	48,449
Convertible notes payable	625,000	800,000
Note payable	479,874	300,000
Total current liabilities	21,936,919	20,125,584
Noncurrent
Warrant liability	—	1,441,831
Put Rights	1,702,472	3,779,794
Convertible notes payable	1,376,924	75,000
Note payable	612,359	600,000
Contingent consideration	550,000	—
Deferred tax	—	187,537
Other noncurrent liabilities	1,034,393	1,311,040
Total noncurrent liabilities	5,276,148	7,395,202
Total Liabilities	27,213,067	27,520,786
STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 14,123,157 and, 10,565,789, respectively, issued and outstanding at December 31, 2018 and 2017	211,849	158,487
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2018 and 2017	1,000	1,000
Additional paid in capital	105,092,852	98,816,550
Accumulated deficit	(94,529,174)	(92,899,680)
Total Stockholders' Equity	$10,776,527	$6,076,357
Total Liabilities and Stockholders' Equity	$37,989,594	$33,597,143

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2018 and 2017

	2018	2017

Revenues:
Entertainment publicity and marketing	$21,916,727	$16,458,929
Content production	634,612	5,954,115
Total revenues	22,551,339	22,413,044

Expenses:
Direct costs	2,176,968	4,638,710
Distribution and marketing	—	1,111,994
Selling, general and administrative	4,486,023	3,156,097
Depreciation and amortization	1,978,804	1,254,643
Legal and professional	2,119,107	1,806,448
Payroll	14,082,014	11,408,731
Goodwill impairment	1,857,000	—
Total expenses	26,699,916	23,376,623
Loss before other expenses	(4,148,577)	(963,579)

Other Income (expenses):
Gain (loss) on extinguishment of debt	(53,271)	4,012,277
Acquisition costs	(438,552)	(749,440)
Loss on disposal of furniture, office equipment and leasehold improvements	—	(28,025)
Change in fair value of warrant liability	—	9,018,359
Change in fair value of put rights	616,943	(2,426,010)
Change in fair value of contingent consideration	1,070,000	(17,251)
Interest expense	(1,050,478)	(1,594,940)
Total other income	144,642	8,214,970
(Loss) income before income taxes	$(4,003,935)	$7,251,391
Income tax benefit (expense)	1,090,614	(338,867)
Net (loss) income	$(2,913,321)	$6,912,524

(Loss) Income per Share - Basic	$(0.22)	$0.72
(Loss) per share - Diluted	$(0.23)	$(0.20)
Weighted average number of shares used in per share calculation
Basic	13,773,395	9,586,986
Diluted	16,159,486	10,608,828

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,913,321)	$6,912,524
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,978,804	1,254,643
Amortization of capitalized production costs	203,560	3,356,785
Amortization of beneficial conversion on debt	61,538	—
Impairment of goodwill	1,857,000	—
Impairment of capitalized production costs	200,000	269,444
Bad debt	641,876	330,714
Loss on disposal of fixed assets	—	28,025
Change in fair value of warrant liability	—	(9,018,359)
Change in fair value of put rights	(616,943)	2,426,010
Change in fair value of contingent consideration	(1,070,000)	17,251
Stock based compensation (2017 Plan)	20,422	330,065
Loss on extinguishment of debt	53,271	2,723
Gain on extinguishment of debt	—	(4,500,000)
Deferred tax	(1,050,375)	187,537
Change in deferred rent	71,266	—
Changes in operating assets and liabilities:
Accounts receivable	858,883	1,343,958
Other current assets	(32,516)	2,243,667
Capitalized production costs	(52,500)	(47,861)
Deposits	40,219	821,122
Deferred revenue	267,817	1,768
Accrued compensation	125,000	250,000
Accounts payable	(231,242)	381,521
Other current liabilities	(437,648)	1,260,641
Other noncurrent liabilities	(599,826)	507,371
Net Cash (Used in) Provided by Operating Activities	(624,715)	8,359,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of working capital adjustment (42West)	—	(185,031)
Purchase of fixed assets	(89,653)	(227,040)
Acquisition of The Door, net of cash acquired	(910,713)	—
Acquisition of Viewpoint, net of cash acquired	(595,632)	—
Acquisition of 42West, net of cash acquired	(20,000)	13,626
Net Cash (Used in) Investing Activities	(1,615,998)	(398,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	6,749,204	500,000
Proceeds from the sale of common stock and warrants (unit) in Offering	81,044	3,945,284
Proceeds from line of credit	1,700,390	750,000
Repayment of the line of credit	(750,000)	—
Proceeds from notes payable	1,500,000	2,175,000
Repayment of notes payable	—	(700,000)
Repayment of debt	(1,514,786)	(10,255,849)
Employee shares withheld for taxes	(56,091)	(481,546)
Proceeds from the exercise of warrants	—	35,100
Exercise of put rights	(3,890,280)	(1,225,000)
Advances from related party	—	1,388,000
Repayment to related party	(601,001)	(707,766)
Net Cash Provided by (Used in) Financing Activities	3,218,480	(4,576,777)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	977,767	3,384,327
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,296,873	1,912,546
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,274,640	$5,296,873

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2018 and 2017

	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest paid	$185,307	$77,263
Income taxes	$135,000	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of accrued interest and a note payable into a new note payable	$192,233	$—
Conversion of debt into shares of common stock	$273,425	$—
Liability for contingent consideration related to the acquisition of The Door	$550,000	$—
Liability for put rights to sellers of 42West	$5,984,067	$—
Payment of certain accounts payable with shares of common stock	$—	$58,885
Issuance of shares of Common Stock pursuant to 2017 Plan	$—	$330,065
Issuance of shares of Common Stock related to the acquisitions	$2,673,664	$14,320,351

Reconciliation of cash, cash equivalents and restricted cash:  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	2018	2017
Cash and cash equivalents	$5,542,272	$5,296,873
Restricted cash	732,368	—
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$6,274,640	$5,296,873

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2018 and 2017

							Total
					Additional		Stockholders
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016	50,000	$1,000	7,197,761	$107,967	$67,835,440	$(99,812,204)	$(31,867,797)
Net income for the year ended December 31, 2017	—	—	—	—	—	6,912,524	6,912,524
Sale of common stock during the year ended December 31, 2017	—	—	50,000	750	499,250	—	500,000
Sale of common stock and warrants (unit) through an offering pursuant to a Registration Statement on Form S-1	—	—	1,215,000	18,225	3,927,059	—	3,945,284
Issuance of shares from partial exercise of Warrant E and exercise of Warrants J and K	—	—	1,332,885	19,993	9,960,107	—	9,980,100
Issuance of shares for payment of services	—	—	6,140	92	61,487	—	61,579
Issuance of shares related to acquisition of 42West	—	—	837,415	12,562	14,307,789	—	14,320,351
Shares issuable for contingent consideration	—	—	—	—	3,644,251	—	3,644,251
Shares issued per equity compensation plan	—	—	59,320	890	329,175	—	330,065
Shares retired from exercise of puts	—	—	(132,859)	(1,993)	(1,748,007)	—	(1,750,000)
Effect of reverse stock split on cumulative amount of par value	—	—	127	1	(1)	—	—
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net loss for the year ended December 31, 2018	—	—	—	—	—	(2,913,321)	(2,913,321)
Cumulative effect of adoption of ASU 2017-11	—	—	—	—	—	1,441,831	1,441,831
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	158,004	(158,004)	—
Deferred tax on beneficial conversion	—	—	—	—	(47,605)	—	(47,605)
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-3	—	—	2,515,000	37,725	6,711,479	—	6,749,204
Issuance of shares related to acquisition of 42West	—	—	898,626	13,479	(33,479)	—	(20,000)
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	2,241,539	—	2,246,154
Issuance of shares related to acquisition of Viewpoint	—	—	218,088	3,273	424,237	—	427,510
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Beneficial conversion of convertible promissory note	—	—	—	—	184,614	—	184,614
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(470,502)	(7,057)	(3,733,225)	—	(3,740,282)
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West, The Door and Viewpoint, the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs and recording artists.  The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups.  The strategic acquisitions of 42West, The Door and Viewpoint bring together premium marketing services with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

The accompanying consolidated financial statements include the accounts of Dolphin, and all of its wholly-owned and controlled subsidiaries, including Dolphin Films, Dolphin Kids Clubs, LLC, Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door and Viewpoint.

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included Max Steel Productions, LLC formed on July 8, 2013 in the State of Florida and JB Believe, LLC formed on December 4, 2012 in the State of Florida in its consolidated financial statements as VIEs.

On March 30, 2017, the Company entered into a Membership Interest Purchase Agreement (the “42West Purchase Agreement”), by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust (the “Sellers”). Pursuant to the 42West Purchase Agreement, the Company acquired from the Sellers 100% of the membership interests of 42West, and 42West became a wholly owned subsidiary of the Company (the “42West Acquisition”). The consideration paid by the Company in connection with the 42West Acquisition was approximately $18.7 million in shares of common stock of the Company, par value $0.015 (the “Common Stock”), based on the Common Stock’s 30-trading-day average stock price prior to the closing date of $9.22 per share (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential for the sellers to earn up to approximately 1.0 million additional shares of Common Stock based on achieving certain financial targets that were achieved during the year ended December 31, 2017. See Note 4 for additional information regarding the acquisition.

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
DECEMBER 31, 2018 AND 2017

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

On December 20, 2017, the Company’s Registration Statement on Form S-1 was declared effective by the SEC for the underwritten registered offering (the “2017 Public Offering”) of Common Stock and warrants. The Common Stock started trading on the Nasdaq Capital Market on December 21, 2017, and the transaction formally closed on December 26, 2017. In connection with the 2017 Public Offering, the Company sold an aggregate of 1,215,000 units each consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at a purchase price of $4.74 per share. Each warrant expires three years following the date of issuance. The aggregate net proceeds received by the Company from the 2017 Public Offering, net of underwriting discounts and commissions and offering expenses, were $4.2 million. Pursuant to the related underwriting agreement, the Company issued 86,503 underwriter warrants and granted an over-allotment option to the underwriters, which they exercised on January 24, 2018 and purchased an additional 20,750 shares of Common Stock and 175,750 warrants, providing the Company with proceeds of $81,044. Warrants were also issued to the underwriter of the Offering to purchase 1,453 shares of Common Stock at a purchase price of $4.74 per share.

On July 5, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), together with Lois O’Neill and Charles Dougiello (collectively, the “Members”), The Door Marketing Group, LLC, a New York limited liability company, and Window Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, The Door Marketing Group, LLC merged into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the Merger, Merger Sub changed its name to The Door Marketing Group LLC (“The Door”). The total consideration payable to the Members in respect of the Merger is composed of the following: (i) $2.0 million in shares of Common Stock based on a price of $3.25 per share, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock  received as consideration for the Merger (the “Share Consideration”) in the first year following the closing date of the Merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year. See Note 4 for additional information regarding the Merger.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On October 31, 2018, (the “Viewpoint Closing Date”) the Company entered into a Stock Purchase Agreement, with Carlo DiPersio, David Shilale, Michael Middeleer and Glenn Robbins (collectively, the “Viewpoint Shareholders”) to acquire 100% of the outstanding shares of Viewpoint from the Viewpoint Shareholders. The consideration paid to the Viewpoint Shareholders is $2 million as follows: (i) $750,000 in cash on the Closing Date (adjusted for Viewpoint’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $500,000 in shares of Common Stock at a price of $2.29 per share (218,088 shares) issued to the Viewpoint Shareholders on the Closing Date and (iii) an additional $750,000 in cash in three equal payments of $250,000 each to paid to the Viewpoint Shareholders on the six, twelve and eighteen-month anniversaries of the Closing Date (subject to a right of setoff for certain adjustments and indemnification obligations).  See Note 4 for additional information regarding the acquisition.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity U.S generally accepted accounting principles (“U.S. GAAP”) and contemplate the continuation of the Company as a going concern. For the years ended December 31, 2018 and 2017, the Company had a net loss of $2,913,321 and net income of $6,912,524, respectively. The Company has recorded an accumulated deficit of $94,529,174 and $92,899,680, respectively and a working capital deficit of $11,868,202 and $10,705,975, respectively, as of December 31, 2018 and 2017 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from private investors, proceeds from debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuance of Common Stock, securities convertible into Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, and one that is being developed which it intends to obtain financing to produce and release and expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods. With the acquisition of 42West, The Door, and Viewpoint, the Company is currently exploring opportunities to expand the services currently being offered by these companies while reducing expenses through synergies with the Company. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. Under the Company’s currently effective shelf registration statement on Form S-3, the Company may sell up to $30,000,000 of equity securities. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under this shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the Common Stock held by non-affiliates; therefore, there is no assurance that the Company will be able to raise capital through the issuance and sale of equity securities under this registration statement, irrespective of whether there is market demand for such securities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to expected revenue and costs for investment in digital and feature film projects; estimates of sales returns and other allowances and provisions for doubtful accounts and impairment assessments for investment in digital and feature film projects, goodwill and intangible assets. Actual results could differ from such estimates.

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

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Newton, Massachusetts.  As of December 31, 2018, the Company had a balance of $732,368 in restricted cash.  The Company did not have any restricted cash as of December 31, 2017.

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

Prior to adoption of Accounting Standards Update (“ASU”) 2017-11, and in accordance with ASC 815, certain warrants with anti-dilutive provisions were deemed to be derivatives because they were not considered indexed to the Company’s equity. The value of the warrants would fluctuate with the price of the Common Stock and was recorded as a current liability on the Company’s consolidated balance sheet. The change in the value of the liability was recorded as “change in fair value of warrant liability” on the consolidated statements of operations.

Effective July 1, 2018, the Company adopted ASU 2017-11, Earnings Per Share (Topic 260), distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

When determining whether certain financial instruments should be classified as liabilities or as equity instruments, a down round feature (i.e. a financial anti-dilution provision) no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

The Company adopted ASU 2017-11 by electing the modified retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year ended December 31, 2018. Accordingly, the Company reclassified the fair value of the warrants with down round protection provisions from liability to equity (accumulated deficit) and resulted in a cumulative effect adjustment to beginning retained earnings in the aggregate amount of $1,441,831.

Revenue Recognition

Entertainment publicity and marketing

Entertainment publicity and marketing revenue consists of fees from the performance of professional services, billings for direct costs reimbursed by clients and revenue from producing video content for marketing. The revenues derived from fees and reimbursed expenses are directly dependent upon the publicity and corporate communications requirements of the Company’s existing clients and its ability to win new clients. As is customary in the industry, the agreements with the fee-based clients generally provide for termination by either party on relatively short notice, usually 30 days. Some of the contracts may include incentive compensation for our clients’ nominations of certain Academy Awards. Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. The entertainment publicity and marketing segment also recognizes revenue from the production of video content for marketing purposes which is recognized at a point in time when the project is delivered to and available for use by the client.  Cash payments received as deposits for these videos are recorded as deferred revenue until the project is completed.

Content production

Revenue from motion pictures and web series is recorded when a distribution contract, domestic or international, exists, the movie or web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the movie or web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a movie or web series. Revenue from these agreements will be recognized when the movie is complete and ready to be exploited. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as deferred revenue.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

In general, the Company records revenue when it can identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price and collectability is reasonably assured.

Capitalized Production Costs

Capitalized production costs represent the costs incurred to develop and produce a motion picture or a web series. These costs primarily consist of salaries, equipment and overhead costs, capitalized interest as well as the cost to acquire rights to scripts. Production costs are stated at the lower of cost, less accumulated amortization and tax credits, if applicable, or fair value. These costs are capitalized in accordance with FASB ASC Topic 926-20-50-2 “Other Assets – Film Costs”. Unamortized capitalized production costs are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the capitalized production costs is below their fair value.  If estimated remaining revenue is not sufficient to recover the unamortized capitalized production costs for that title, the unamortized capitalized production costs will be written down to fair value. The Company is responsible for certain contingent compensation, known as participations, paid to certain creative participants such as writers, directors and actors. Generally, these payments are dependent on the performance of the motion picture or web series and are based on factors such as total revenue as defined per each of the participation agreements.

The Company is also responsible for residuals, which are payments based on revenue generated from secondary markets and are generally paid to third parties pursuant to a collective bargaining, union or guild agreement. The Company has entered into a fifteen-year distribution agreement for its motion picture, Max Steel. As provided in the agreement, the distributor has entered into a distribution assumption agreement with the guilds to pay the residuals from gross revenues. Upon expiration of the term of the agreement, and nonrenewal, the Company will be responsible for making the payments directly. These costs are accrued to direct operating expenses as the revenues, as defined in the participation agreements are achieved and as sales to the secondary markets are made triggering the residual payment.

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

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in direct costs within the consolidated statements of operations.  For the year ended December 31, 2017, the Company amortized $3,356,785 of capitalized production costs related to Max Steel and impaired $269,444 of capitalized production costs to present the capitalized production costs at fair value. During the year ended December 31, 2018, the Company amortized $203,560 of capitalized production costs related to the revenues earned for Max Steel.

The Company periodically reviews capitalized production costs to determine whether they will ultimately be used in the production of a film or web series.  Per ASC 926-20-40-1, it is presumed that an entity will dispose of a property if it has not been set for production within three years from the time it was first capitalized.  Based on this guidance, during the year ended December 31, 2018, the Company impaired a script that it had purchased in the amount of $200,000.  The impairment is recorded in direct costs on the consolidated statement of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs and those in Goodwill below, there were no impairment charges for long lived assets during the years ended December 31, 2018 and 2017.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $307,274 and $211,138, respectively for the years ended December 31, 2018 and 2017. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

Intangible assets

In connection with the acquisitions of 42West on March 30, 2017, The Door on July 5, 2018 and Viewpoint on October 31, 2018, the Company acquired in aggregate an estimated $12,110,000 of intangible assets with finite useful lives initially estimated to range from 3 to 14 years. Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortized $1,671,530 and $1,043,255, respectively, of identifiable intangible assets during the years ended December 31, 2018 and 2017. There were no impairments of identifiable intangible assets for the years ended December 31, 2018 and 2017.  Balances for The Door and Viewpoint are provisional as the final purchase price allocation has not been completed.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Goodwill

For the year ended December 31, 2017, in connection with the acquisition of 42West (see Note 4), the Company recorded $12,778,860 of goodwill, which management has assigned to the entertainment publicity and marketing segment.  For the year ended December 31, 2018 in connection with the acquisitions of The Door and Viewpoint (see Note 4), the Company recorded goodwill in the provisional amount of $5,000,741 in the aggregate which has also been assigned to the entertainment publicity and marketing segment.  The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, management conducts a quantitative goodwill impairment test. This impairment test involves comparing the fair value of the reporting unit with its’ carrying value (including goodwill). The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its’ carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded.

In connection with the updating of estimates and assumptions with the annual impairment tests for goodwill, the Company determined that the goodwill associated with 42West was impaired.  In connection with the departures of the 42West employees in 2018, the Company adjusted operating margins and future cash flows used to estimate the fair value of the reporting unit which resulted in an impairment adjustment of $1,857,000 of goodwill.  The Company did not identify any impairment for the other reporting units within the entertainment publicity and marketing segment.

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies. If a warrant is not indexed to the Company’s equity, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. Following adoption of ASU 2017-11, all of the Company’s outstanding warrants have been considered indexed to the Company’s equity and classified as equity. See Note 3 – Summary of Significant Accounting Policies.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

If a conversion feature does not meet the conditions to be accounted for as a derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations. When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the convertible preferred stock is immediately exercisable, the discount is fully amortized at the date of issuance. The amortization is recorded similar to a dividend.

For the year ended December 31, 2018, the Company had outstanding convertible debt which contained a conversion feature that is accounted for as a beneficial conversion feature.  As of December 31, 2018, the balance of the conversion feature was $123,076, and the Company recorded interest expense of $61,538 related to the beneficial conversion feature for the year ended December 31, 2018.  The Company did not have any outstanding convertible debt containing a conversion feature accounted for as a beneficial conversion feature as of and for the year ended December 31, 2017.

Stock based compensation

In connection with the 42West Acquisition, the Company issued 59,320 shares of restricted Common Stock to certain employees. The shares were issued pursuant to the Company’s 2017 Plan. The shares of restricted stock were issued on August 21, 2017 and vested six months after issuance on February 21, 2018. The Company recognized compensation expense related to the restricted stock based on the number of employees who received the shares and were still employed by the Company at December 31, 2017 at the market price of the shares on grant date (August 21, 2017). For the year ended December 31, 2017, the Company recorded $330,065 in its consolidated statement of operations related to stock-based compensation. Upon vesting on February 21, 2018, the Company recorded $20,422 related to stock-based compensation. The Company did not have any other stock-based compensation for the years ended December 31, 2018 and 2017.

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

To account for the acquisitions of 42West, The Door and Viewpoint, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Notes 4 and 11 for further discussion and disclosures.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions and, at times, balances may exceed federally insured limits of $250,000. Additionally, substantially all of the production revenue for the years ended December 31, 2018 and 2017 were derived from one production.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.  These changes did not affect the equity or previously reported net losses.

Business Segments

The Company operates the following business segments:

1)

Entertainment Publicity and Marketing Segment– This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials through 42West, The Door and Viewpoint.  For the years ended December 31, 2018 and 2017, the Company derived a majority of its revenues from this segment.

2)

Content Production Segment– This segment produces original motion picture and digital content.  Revenues from this segment for the years ended December 31, 2018 and 2017 were related to the domestic and international distribution of the Company’s motion picture, Max Steel.  For the year ended December 31, 2018, the Company also had revenues from domestic distribution of Believe, a film released in 2013. Revenues from this segment declined significantly for 2018 as compared to 2017 due to reduced revenues from Max Steel.

See Note 19 for Segment Reporting for the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

Accounting guidance adopted

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
DECEMBER 31, 2018 AND 2017

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

Principal vs. Agent: ASC 606 includes new guidance as to how to determine whether the Company is acting as a principal, in which case revenue would be recognized on a gross basis, or whether the Company is acting as an agent, in which case revenues would be recognized on a net basis. The Company evaluated the principal vs. agent in both its entertainment publicity and marketing business and its content production business and determined that for the existing contracts, the Company acted as the principal. The Company had previously recorded these contracts as principal; therefore, no adjustment was necessary.

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

Performance obligation satisfied over time: The Company’s entertainment publicity and marketing business renders services to clients for a fixed monthly fee. These services provided by the Company are simultaneously consumed by its clients as they are being rendered by the Company, and the Company considers that its performance obligation is completed as the clients simultaneously receive and consume the benefits. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, and each contract may be terminated with 30-day notice by either party with no termination penalty, the Company recognizes revenue over time as the monthly services are performed.

Based on the Company’s evaluation of ASC 606, the Company believes that revenues from prior periods were recognized in a manner consistent with the new standards and that a cumulative adjustment was not necessary upon implementation of ASC 606 for the year ended December 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

Accounting Guidance not yet adopted

In March 2019, the FASB issued new guidance on film production costs ASU 2019-02, (Entertainment Films- Other Assets – Film Costs (Subtopic 926-20)). The new guidance is effective for fiscal years beginning after December 15, 2019 (for the year ended December 31, 2020 for the Company) and interim periods within those fiscal years and may be early adopted. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization.  It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
DECEMBER 31, 2018 AND 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. ASU 2016-02 will require that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP—which requires that only capital (i.e. financing) leases be recognized on the balance sheet –ASU 2016-02 will require both types of leases to be recognized on the balance sheet. Additionally, ASU 2016-02 will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 (2019 for the Company). The Company will adopt ASU 2016-02 during the first quarter of 2019 using the modified retrospective method. The new guidance will be applied to leases that exist or are entered into on or after January 1, 2019, without adjusting comparative periods in the financial statements. The Company elected to utilize the package of practical expedients that allows entities to (1) not reassess whether any expired or existing contracts are or contain leases; (2) retain the existing classification of lease contracts as of the date of adoption; and (3) not reassess initial direct costs for any existing leases.

The Company is in the final stages of evaluating its existing lease portfolio and is continuing to assess and quantify the value of right-of-use assets and lease liabilities that will be included on its balance sheet as of January 1, 2019.  The Company is finalizing its implementation of a new lease accounting and administration software solution to manage and account for leases under the new guidance and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. The new guidance is not expected to materially affect the amount of expense recognized under the Company’s current leasing arrangements, however, based on its review to date of existing lease contracts, the Company expects the amount of incremental lease assets will be approximately $9.8 million and the amount of incremental lease liabilities will be approximately $10.5 million to be recognized on its consolidated balance sheets. The adoption of Topic 842 is not expected to have a material effect on the Company's results of operations or cash flows. For information about the Company’s future lease commitments as of December 31, 2018, see Note 21 – Leases.

NOTE 4 — MERGERS AND ACQUISITIONS

Viewpoint Computer Animation, Incorporated

On the Viewpoint Closing Date, the Company acquired all of the issued and outstanding capital stock of Viewpoint, a Massachusetts corporation (the “Viewpoint Purchase”), pursuant to a share purchase agreement dated the Viewpoint Closing Date (the “Viewpoint Purchase Agreement”), among the Company and the Viewpoint Shareholders.  Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The total consideration payable to the Viewpoint Shareholders in respect of the Viewpoint Purchase comprises the following: (i) $500,000 in shares of Common Stock, based on a price per share of Common Stock of $2.29, (ii) $1.5 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses). On the Viewpoint Closing Date, the Company issued to the Viewpoint Shareholders $500,000 in shares of Common Stock (218,088 shares) and paid the Viewpoint Shareholders an aggregate of $750,000 in cash (the “Initial Consideration”), adjusted for working capital, indebtedness and certain transaction expenses. Pursuant to the Purchase Agreement, the Company has agreed to pay to the Viewpoint Shareholders an additional $250,000 cash on each of April 30, 2019, October 31, 2019 and April 30, 2020 for a total of $750,000 (the “Post Closing Consideration” and, together with the Initial Consideration, the “Viewpoint Purchase Consideration”). The Viewpoint Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale have entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement is through December 31, 2020 and the contract defines base compensation and a bonus structure based on Viewpoint achieving certain financial targets.  Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. Neither agreement provides for guaranteed increases to the base salary.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

The provisional acquisition-date fair value of the consideration transferred totaled $1,980,089, which consisted of the following:

Common Stock issued at closing (218,088 shares)	$427,452
Cash Consideration paid at closing	750,000
Working capital adjustment	52,637
Cash Installment to be paid on April 30, 2019 (included in other current liabilities)	250,000
Cash Installment to be paid on October 31, 2019 (included in other current liabilities)	250,000
Cash Installment to be paid on April 30, 2020 (included in other noncurrent liabilities)	250,000
$1,980,089

The Company has engaged an independent third-party valuation expert to determine the fair values of the various forms of consideration transferred, which is not yet complete. The final amount of consideration may potentially change due to any working capital or other closing adjustments, which have not yet been determined.

The fair value of the 218,088 shares of Common Stock issued on the Viewpoint Closing Date was determined based on the closing market price of the Company’s Common Stock on the Viewpoint Closing Date of $1.96 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Viewpoint Closing Date. Amounts in the table are provisional estimates that may change, as described below.

Cash	$206,950
Accounts receivable	503,906
Other current assets	102,411
Property, plant & equipment	183,877
Prepaid expenses	32,067
Intangible assets	450,000
Total identifiable assets acquired	1,479,211

Accrued expenses	(165,284)
Accounts payable	(77,394)
Deferred tax liability	(206,636)
Deferred revenue	(190,854)
Total liabilities assumed	(640,168)
Net identifiable assets acquired	839,043
Goodwill	1,141,046
Net assets acquired	$1,980,089

Of the provisional fair value of the $450,000 of acquired identifiable intangible assets, $220,000 was assigned to customer relationships (5 years useful life) and $100,000 was assigned to the trade name (5 year useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method. In addition, the Company recognized a favorable lease intangible asset from the Company’s Massachusetts office lease in the amount of $130,000.  The favorable lease intangible asset will be amortized using the straight-line method over the remaining lease term of 26 months. The provisional fair value of accounts receivable acquired is $503,906, with the gross contractual amount being $509,406. The Company expects $5,500 to be uncollectible.

The provisional fair values of property and equipment and leasehold improvements of $183,877, and other assets of $102,411, are based on Viewpoint’s carrying values prior to the acquisition, which approximate their provisional fair values.

The provisional amount of $1,141,046 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Viewpoint.

The Company expensed $152,308 of acquisition related costs in the year ended December 31, 2018. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

The revenue and net income of Viewpoint included in the consolidated amounts reported in the consolidated statements of operations for the year ended December 31, 2018 are as follows:

Revenue	$(494,860)
Net loss	$(267,909)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the unaudited pro forma consolidated operations for the years ended December 31, 2018 and 2017 as if Viewpoint had been acquired on January 1, 2017 and its results had been included in the consolidated results of the Company beginning on that date:

	2018	2017
Revenues	$23,639,720	$27,313,331
Net (loss) income	(4,052,759)	6,595,564

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of Viewpoint and adjusting the combined results of the Company and Viewpoint (a) to reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2017 and (b) to exclude $152,308 of acquisition related costs that were expensed for the year ended December 31, 2018 by the Company.

The impact of the Viewpoint Acquisition on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons.  As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2017, as provided in this pro forma financial information.  In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

The Door

On July 5, 2018 (the “Door Closing Date”), the Company entered into the Merger Agreement in respect of its acquisition of The Door. On the Door Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. Upon consummation of the Merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing primarily in the hospitality sector.

The total consideration payable to the Members in respect of the Merger comprises the following: (i) $2.0 million in shares of Common Stock based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Door Closing Date, the Company issued to the Members $1.0 million in shares of Common Stock and paid the Members an aggregate of $1.0 million in cash (the “Initial Consideration”). Pursuant to the Merger Agreement, the Company agreed to issue to the Members an additional $1.0 million in shares of Common Stock and pay to the Member $1.0 million in cash on January 2, 2019 (the “Post Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Share Consideration has not been registered under the Securities Act.

Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any Share Consideration in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

On the Door Closing Date, the Company entered into a registration rights agreement with the Members (the “Registration Rights Agreement”), pursuant to which the Members are entitled to rights with respect to the registration of the Share Consideration under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company, other than underwriting discounts and commissions. At any time after July 5, 2019, the Company will be required, upon the request of such Members holding at least a majority of the Share Consideration received by the Members, to file up to two registration statements on Form S-3 covering up to 25% of the Share Consideration.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The provisional acquisition-date fair value of the consideration transferred totaled $5,866,154, which consisted of the following:

Common Stock issued at closing (307,692 shares)	$1,123,077
Common Stock issuable on January 2, 2019 (307,692 shares)	1,123,077
Cash paid to Members at closing	882,695
Members’ transaction costs paid at closing	117,305
Cash payable on January 2, 2019 (included in other current liabilities)	1,000,000
Contingent consideration	1,620,000
$5,866,154

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

The fair values of the 307,692 shares of Common Stock issued on the Door Closing Date and the 307,692 shares of Common Stock issued on January 2, 2019 were determined based on the closing market price of the Company’s Common Stock on the Closing Date of $3.65 per share.

The Contingent Consideration arrangement requires that the Company issue up to 1,538,462 shares of Common Stock and up to $2 million in cash to the Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The provisional fair value of the Contingent Consideration at the Door Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Door Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 2.11% and 2.67% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 20.0% and 20.5%, and an annual asset volatility estimate of 62.5%.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Door Closing Date. The Company’s independent third-party valuation expert is in the process of determining the fair values of the consideration transferred for the Merger and certain intangible assets acquired; thus, the provisional measurements of intangible assets, goodwill and deferred tax liabilities in the table below are subject to change.

Cash	$89,287
Accounts receivable	469,344
Property, equipment and leasehold improvements	105,488
Prepaid expense	31,858
Other assets	30,667
Intangible assets	2,110,000
Total identifiable assets acquired	2,836,644

Accrued expenses	(203,110)
Accounts payable	(1,064)
Unearned income	(15,500)
Other liabilities	(1,913)
Deferred tax liabilities	(608,598)
Total liabilities assumed	(830,185)
Net identifiable assets acquired	2,006,459
Goodwill	3,859,695
Net assets acquired	$5,866,154

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The provisional amount of $3,859,695 of goodwill was assigned to the Entertainment Publicity and Marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of The Door.

The Company recognized $276,735 of acquisition related costs that were expensed in the year ended December 31, 2018. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the pro forma consolidated operations for years ended December 31, 2018 and 2017 as if The Door had been acquired on January 1, 2017 and its results had been included in the consolidated results of the Company:

	2018	2017
Revenues	$25,206,947	$27,916,653
Net (loss) income	(2,648,900)	6,157,888

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of The Door to reflect the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2017 and excluding acquisition related costs of $276,735 expensed by the Company for the year ended December 31, 2018.

The impact of the acquisition of The Door on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons.  As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2017, as provided in this pro forma financial information.  In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of July 5, 2018 and the related measurement period adjustments to the fair values recorded during the year ended December 31, 2018:

	July 5, 2018 (As initially reported)	Measurement Period Adjustments	December 31, 2018 (As adjusted)
Cash	$89,287	$—	$89,287
Accounts receivable	469,344	—	469,344
Property, equipment and leasehold improvements	105,488	—	105,488
Prepaid expenses	31,858	—	31,858
Other assets	30,667	—	30,667
Intangible assets	2,110,000	—	2,110,000
Total identifiable assets acquired	2,836,644	—	2,836,644

Accrued expenses	(203,110)	—	(203,110)
Accounts payable	(1,064)	—	(1,064)
Unearned income	(15,500)	—	(15,500)
Other liabilities	(1,913)	—	(1,913)
Deferred tax liability	(584,378)	(24,220)	(608,598)
Total liabilities assumed	(805,965)	(24,220)	(830,185)
Net identifiable assets acquired	2,030,679	(24,220)	2,006,459
Goodwill	3,835,475	24,220	3,859,695
Net assets acquired	$5,866,154	$—	$5,866,154

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of July 5, 2018, the Company recorded the identifiable net assets acquired of $2,030,679 as shown in the table above in its consolidated balance sheet. During the year ended December 31, 2018, the Company’s measurement period adjustments of $(24,220) were made and, accordingly, the Company recognized these adjustments in its December 31, 2018 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $2,006,459 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at July 5, 2018	$3,835,475
Changes to estimated fair values:
Deferred tax liability	24,220
Adjusted goodwill at December 31, 2018	$3,859,695

The estimated fair value of the deferred tax liability increased by $24,220 primarily due to the estimated expected future tax rate applied.

42West

On March 30, 2017, the Company entered into the 42West Purchase Agreement in respect of the 42West Acquisition pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent entertainment and targeted marketing, strategic communication services.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The following shares have been issued through December 31, 2017; (i) on March 30, 2017, the Company issued 615,140 shares of Common Stock to the Sellers on the closing date; (ii) on April 13,  2017, the Company issued 172,275 shares of Common Stock to certain 42West employees and a former 42West employee with change in control provisions in their pre-existing employment and termination agreements (the “Change of Control Provisions”); (iii) on April 13, 2017, the Company issued 50,000 shares of Common Stock as a provisional working capital adjustment to the Sellers and certain 42West employees and a previous employee with Change of Control Provisions; and (iv) on August 21, 2017, upon the effectiveness of a registration statement on Form S-8 promulgated under the Securities Act the Company issued 59,320 shares of Common Stock as 42West employee bonuses (the “Employee Stock Bonuses”). On August 30, 2017, the Company agreed to make a cash payment of $185,031 to the Principal Sellers to satisfy the remaining amount of the working capital adjustment. The only shares of Common Stock issued that have been registered under the Securities Act are those pertaining to the Employee Stock Bonuses.

During the year ended December 31, 2017, the Company agreed to settle certain of the Change of Control Provisions with certain 42West employees by offering a cash payment in lieu of the shares of Common Stock that were issued on April 13, 2017. As a result, the Company made payments in the aggregate amount of $292,112 on March 30, 2018 and will make payments in the aggregate of $361,760 on March 29, 2019 to these 42West employees. These amounts have been accrued as of December 31, 2018 and 2017. The difference between the value of the shares issued on April 13, 2017 at a price of $9.22 per share and the cash payments made to the 42West employees will be paid to the Sellers in shares of Commons Stock at a price of $9.22 per share.

On January 2, 2018, in accordance with the 42West Purchase Agreement, the Company issued 762,654 shares of Common Stock to the Sellers and on July 30, 2018, it issued 137,932 shares of Common Stock to certain 42West employees that chose to receive shares of Common Stock to satisfy the Change of Control Provisions and to the Sellers.

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

The 42West Purchase Agreement contains customary representations, warranties, covenants and indemnifications.

Also in connection with the 42West Acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the Sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the Sellers the right, but not obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their shares of Common Stock received as Stock Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). This amount includes the put rights allowable after earning the Earn Out Consideration achieved during the year ended December 31, 2017. During the year ended December 31, 2017, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 189,799 shares of Common Stock for an aggregate amount of $1,750,000, including $525,000 that was paid on January 5, 2018. During the year ended December 31, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 339,206 shares of Common Stock for an aggregate amount of $3,127,500, including $375,000 paid in January of 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

In addition, in connection with the 42West Acquisition, on March 30, 2017, the Company entered into a registration rights agreement with the Sellers (the “Registration Rights Agreement”) pursuant to which the Sellers are entitled to rights with respect to the registration of their shares of Common Stock under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company. At any time after the one-year anniversary of the Registration Rights Agreement, the Company will be required, upon the request of such Sellers holding at least a majority of the Stock Consideration received by the Sellers, to file a registration statement on Form S-1 and use its reasonable efforts to affect a registration covering up to 25% of the Stock Consideration received by the Sellers. In addition, if the Company is eligible to file a registration statement on Form S-3, upon the request of Sellers holding at least a majority of the Stock Consideration received by the Sellers, the Company will be required to use its reasonable efforts to affect a registration of such shares on Form S-3 covering up to an additional 25% of the Stock Consideration received by the Sellers. The Company is required to effect only one registration on Form S-1 and one registration statement on Form S-3, if eligible. The right to have the Stock Consideration received by the Sellers registered on Form S-1 or Form S-3 is subject to other specified conditions and limitations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2017, the Sellers achieved the financial target to earn an additional 1,012,292 shares of Common Stock of additional consideration, as stated in the Purchase Agreement. Per the terms of the Purchase Agreement, the additional consideration will be paid in equal installments of 337,431 shares of Common Stock over a period of three years. Per the Purchase Agreement, based on the purchase price of $9.22 per share, the Earn Out Consideration is $9.3 million.  The market value of these shares was $3,644,251 at December 31, 2017, the date the target was achieved. The fair value of the Put Rights at the acquisition date was estimated using Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the acquisition date. The key assumptions in applying the Black Scholes Option Pricing Model are as follows: a discount rate range of 0.12% to 1.70% based on U.S Treasury obligations with a term similar to the exercise period for each of the rights to put shares to the Company as set forth in the Put Option agreements, and an equity volatility estimate of 75% based on the stock price volatility of the Company and certain publicly traded companies operating in the advertising services industry.

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
DECEMBER 31, 2018 AND 2017

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

Based on the fair values related to certain assets acquired and liabilities assumed discussed above the goodwill amount of $12,778,860 was assigned to the entertainment publicity and marketing segment (see Note [19]). The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of 42West. The goodwill is expected to be deductible for income tax purposes.

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

The following represents the pro forma consolidated operations for the year ended December 31, 2017 as if 42West had been acquired on January 1, 2017 and its results had been included in the consolidated results of the Company beginning on that date:

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the pro forma consolidated operations for the year ended December 31, 2017 as if 42West had been acquired on January 1, 2017 and its results had been included in the consolidated results of the Company beginning on that date:

2017
Revenues	$27,102,600
Net income	8,622,281

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of 42West and adjusting the combined results of the Company and 42West (a) to reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2017, (b) to reflect the reversal of 42West’s income taxes as if 42West had filed a consolidated income tax return with the Company beginning January 1, 2017, and (c) to exclude $749,440 of acquisition related costs that were expensed by the Company for the year ended December 31, 2017 by the Company and 42West on a combined basis.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

Motion Pictures

Revenues earned from motion pictures were $634,612 and $5,954,115 for the years ended December 31, 2018 and 2017, respectively. These revenues were mainly attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amounts of $203,560 and $3,356,785 for the years ended December 31, 2018 and 2017, respectively, related to Max Steel. As of December 31, 2018 and 2017, the Company had balances of $629,585 and $833,145, respectively, recorded as capitalized production costs related to Max Steel.

The Company has purchased scripts for other motion picture productions and has capitalized $95,000 and $242,500 in production costs associated with these scripts as of December 31, 2018 and 2017, respectively. The Company currently intends to produce the projects, but they were not yet in production as of December 31, 2018. During the year ended December 31, 2018, the Company impaired the cost of a script that it had previously purchased in the amount of $200,000.

As of December 31, 2018 and 2017, the Company had total capitalized production costs of $724,585 and $1,075,645, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheets related to motion pictures.

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

During 2017, the Company determined that the fair value of the capitalized production costs of the digital productions was below the carrying value and impaired $269,444 of capitalized production costs related to the NFL digital production described above. As of both December 31, 2018 and 2017, the Company had no capitalized production costs related to digital productions.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment, other than those noted above related to a script.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of December 31, 2017, the Company had accounts receivables of $1,821,970, net of allowance for doubtful accounts of $227,280, related to the revenues of Max Steel, of which $727,674, net of an allowance for doubtful accounts of  $227,280, were from foreign distributors. As of December 31, 2018, the Company did not have any accounts receivable related to Max Steel.  On September 4, 2018, the Company’s domestic distributor Open Road Films (“Open Road”) filed for bankruptcy protection under Chapter 11. The assets of Open Road were sold to Raven Capital Management, which now has the rights to distribute Max Steel under the same arrangements as Open Road.

The Company’s trade accounts receivables related to its entertainment publicity and marketing business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of December 31, 2018 and 2017, the Company had accounts receivable balances of $3,173,107 and $1,878,648, respectively, net of allowance for doubtful accounts of $283,022 and $139,000, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had balances of $620,970 and $422,118 in other current assets on its consolidated balance sheets as of December 31, 2018 and 2017, respectively. As of December 31, 2017, these amounts were primarily composed of an indemnification asset related to the 42West acquisition and prepaid expenses.  As of December 31, 2018, the balance also included capitalized costs for brand-support video production, a tax incentive from Massachusetts related to the production of marketing video content and a tax receivable of $62,776.

Indemnification asset – The Company recorded in other current assets on its consolidated balance sheet $300,000 related to certain indemnification obligations associated with the 42West Acquisition.

Prepaid expenses – The Company records in other assets on its consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of December 31, 2018, the Company had a balance of $60,000 from these tax incentives.

Capitalized costs – The Company capitalizes certain third-party costs used in the production of its marketing video content. As of December 31, 2018, the Company had a balance of $76,313 related to these third-party costs.

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31, 2018	December 31, 2017
Furniture and fixtures	$713,075	$483,306
Computers and equipment	1,636,391	432,586
Leasehold improvements	732,870	448,661
	3,082,336	1,364,553
Less: accumulated depreciation and amortization	(1,899,816)	(253,777)
	$1,182,520	$1,110,776

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and amortizes leasehold improvements over the remaining term of the related leases. The Company recorded depreciation expense of $307,274 and $211,138, respectively for the years ended December 31, 2018 and 2017.

NOTE 7 — INVESTMENT

As of December 31, 2018, investments, at cost, consisted of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its consolidated balance sheet as of December 31, 2018, and 2017 related to this investment.

NOTE 8 — DEBT

Loan and Security Agreements

Prints and Advertising Loan

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. To secure Max Steel Holding’s obligations under the Loan and Security Agreement, the Company granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral and rights to the assets of Max Steel Holdings. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holding will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, the Company would impair the entire capitalized production costs of Max Steel included as an asset on its balance sheet, which as of December 31, 2018 was $629,585. The loan is also partially secured by a $4,500,000 corporate guaranty from an unaffiliated third-party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The lender had retained a reserve of $1,531,871 for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

During 2017, the Company agreed to allow the lender to apply the $1,250,000 balance held in the bank account as collateral to the loan balance and the party associated with the film paid the lender the guaranty of $4,500,000. During 2017, the Company recorded a gain on extinguishment of debt of $3,880,000, related to the payment of the guaranty. The Company recorded its $620,000 backstop guaranty in other current liabilities. As of December 31, 2018 and 2017, the Company had outstanding balances of $682,842 and $1,900,970, respectively, related to this agreement recorded on the consolidated balance sheets in the caption debt. On its consolidated statement of operations for the years ended December 31, 2018 and 2017, the Company recorded interest expense of $120,608 and $716,796, respectively related to the P&A Loan. For the year ended December 31, 2017, the Company recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,624,754 and $1,455,745, respectively, as of December 31, 2018 and 2017 in other current liabilities on the Company’s consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of December 31, 2018, and 2017 the Company had outstanding balances of $1,728,986 and $2,086,249, respectively, related to this debt on its consolidated balance sheets, not including the $1,624,754 and $1,455,745 of accrued interest included in other current liabilities.

Line of Credit

The Company’s subsidiary, 42West had a $1,750,000 revolving credit line agreement with City National Bank, which matured on November 1, 2017. Borrowings bore interest at the bank’s prime lending rate plus 0.875%. The debt, including letters of credit outstanding, was collateralized by substantially all of the assets of 42West and guaranteed by the Principal Sellers. The outstanding loan balance as of December 31, 2017 was $750,000. The line of credit was not renewed and, on January 29, 2018, the Company paid the outstanding balance of $750,000.

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On June 29, 2018, the Company issued a standby letter of credit, in the amount of $50,000, to secure the lease of 42West’s Los Angeles office. The borrowing capacity under the Loan Agreement was reduced by the same amount. As of December 31, 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of December 31, 2018, the Company was in compliance with all covenants under the Loan Agreement.

Payable to Former Member of 42West

During 2011, 42West entered into an agreement to purchase one of its members’ equity interests in 42West. Pursuant to the agreement, the outstanding purchase price for such interests became payable in connection with the Company’s acquisition of 42West (See Note 4). The Company paid $300,000 in April 2017 and $225,000 on January 5, 2018 in respect of this purchase obligation. The outstanding balance at December 31, 2017 of $225,000 was included in other current liabilities on the accompanying consolidated balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 9 — NOTES PAYABLE

Convertible Notes

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Note”) to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle. The Company used the proceeds of the convertible promissory note to finance the Company’s acquisition of The Door. The Company’s obligations under the Note are secured primarily by a lien on the assets of The Door and Viewpoint.

The Company must pay interest on the principal amount of the convertible promissory note at the rate of 8% per annum in cash on a quarterly basis. The Note matures on January 5, 2020. The Company may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepays the convertible promissory note, it must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of Common Stock with an exercise price equal to $3.25 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of Common Stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. At the Company’s election, upon a conversion of the convertible promissory note, the Company may issue Common Stock in respect of accrued and unpaid interest with respect to the principal amount of the convertible promissory note converted by Pinnacle.

On the date of the Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature or debt discount by calculating the number of shares using the conversion rate of the Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Note. The Company recorded a debt discount on the Note of $184,614 that will be amortized and recorded as interest expense over the life of the Note.

For the year ended December 31, 2018, the Company paid interest and recorded interest expense in its consolidated statement of operations in the amount of $58,333 in respect of the Note. For the year ended December 31, 2018, the Company recorded interest expense of $61,538 from the amortization of the beneficial conversion of the Note.  As of December 31, 2018, the Company had a balance of $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on its consolidated balance sheet, related to this Note.

2017 Convertible Debt

In July, August and September 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000, which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the respective maturity dates of the promissory notes were extended for a period of one year from the original maturity dates. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

On June 25, 2018, one of the holders of a convertible promissory note notified the Company that they would convert $250,000 of principal and $23,425 of accrued interest into 85,299 shares of Common Stock at a price of $3.21 per share using the 90-day trading average price per share of Common Stock as of June 22, 2018. On the date of the conversion (June 25, 2018), the market price of the Common Stock was $3.83 per share and the Company recorded a loss on extinguishment of debt in the amount of $53,271 on its consolidated statements of operation for the year ended December 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2018, the Company paid interest on these notes in the aggregate amount of $66,140, and recorded interest expense in the amount of $74,189 relating to these notes. As of December 31, 2018, and 2017, the Company recorded accrued interest of $4,861 and $20,237, respectively, relating to the convertible notes payable. As of December 31, 2018, the Company had balances of $625,000 in current liabilities and $1,376,924 in noncurrent liabilities on its consolidated balance sheets relating to the 2018 and 2017 Convertible Debt.  As of December 31, 2017, the Company had balances of 800,000 in current liabilities and $75,000 in noncurrent liabilities on its consolidated balance sheets relating to the 2017 Convertible Debt.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (“KCF”), an entity controlled by Mr. Stephen L Perrone, an affiliate of the Company. On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233 for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note.

On November 30, 2017, the Company entered into an unsecured promissory note in the amount of $200,000 that matures on January 15, 2020. The promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity.

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

During the year ended December 31, 2018, the Company made interest payments on its nonconvertible promissory notes in the aggregate amount of $60,834. The Company had a balance of $6,315 and $189,309 as of December 31, 2018 and 2017, respectively, of accrued interest recorded in other current liabilities in its consolidated balance sheets, related to these promissory notes. The Company recorded interest expense for the years ended December 31, 2018 and 2017 of $90,310 and $131,778, respectively, related to these promissory notes As of December 31, 2018, the Company had a balance of $479,874 in current liabilities and $612,359 in noncurrent liabilities on its consolidated balance sheets relating to these nonconvertible notes payable. As of December 31, 2017, the Company had balances of $300,000 in current liabilities and $600,000 in noncurrent liabilities on its consolidated balance sheets relating to these nonconvertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 10 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s CEO, William O’Dowd, previously advanced funds for working capital to Dolphin Films. During 2016, Dolphin Films entered into a promissory note with DE LLC (the “DE LLC Note”) in the principal amount of $1,009,624. Under the terms of the DE LLC Note, the CEO may make additional advancements to the Company, as needed, and may be repaid a portion of the loan, which is payable on demand and bears interest at 10% per annum. Included in the balance of the DE LLC Note are certain script costs and other payables totaling $594,315 that were owed to DE LLC.

During the years ended December 31, 2018, and 2017, the Company repaid $601,001 and $707,766, respectively, of the principal balance and recorded interest expense of $129,384, and $155,852, respectively, relating to the DE LLC Note. As of December 31, 2018, and 2017 the Company had a principal balance of $1,107,873 and $1,708,874, respectively and accrued interest of $304,888 and $175,504, respectively relating to the DE LLC Note on its consolidated balance sheet.

As discussed in Note 9, the Company signed a promissory note and received $150,000 from an entity, of which Allan Mayer, director and employee of the Company, is the trustee. The promissory note and accrued interest were repaid on December 18, 2017.

NOTE 11 — FAIR VALUE MEASUREMENTS

Warrants

During the year ended December 31, 2016 the Company issued series G, H and I warrants. The Company recorded the fair value of the liability in the consolidated balance sheets under the caption “Warrant liability” and recorded changes to the liability against earnings or loss under the caption “Changes in fair value of warrant liability” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Warrants recorded on the consolidated balance sheet as of December 31, 2017 was $1,441,831.  Due to the change in the fair value of the Warrant Liability for the period in which the Warrants were outstanding during the year ended December 31, 2017, the Company recorded gains on the change in fair value of the warrant liability on its statements of operations of $9,018,359.

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

The Warrants have a down round feature, which provides for a downward adjustment to the exercise price in the event the Company issues Common Stock for a price per share less than the applicable exercise price of the Warrants in effect immediately prior to such issuance. Because of the Warrants’ down round feature, which creates a path-dependent nature of the exercise prices of the Warrants, the Company concluded it was necessary to measure the fair value of the Warrants using a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” according to the fair value hierarchy in ASC 820, Fair Value. In general, level 3 assumptions utilize unobservable inputs that are supported by little or no market activity in the subject instrument and that are significant to the fair value of the liabilities. The unobservable inputs the Company utilizes for measuring the fair value of the Warrant liability reflects management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

ASU 2017-11 was adopted by the Company by electing the modified retrospective method by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the year ended December 31, 2018. Accordingly, the Company reclassified the fair value of warrants from liability to equity (accumulated deficit) in aggregate of $1,441,831.

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

Put Rights

In connection with the 42West Acquisition (see Note 4) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers. The Put Rights include the shares issuable as Earn Out Consideration all of which was earned during the year ended December 31, 2017. For the year ended December 31, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 339,206 shares of Common Stock for $3,127,500.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On March 20, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. During the year ended December 31, 2018, the Company purchased a total of 120,451 shares of Common Stock for an aggregate purchase price of $1,110,551. The employees have the right, but not the obligation, to cause the Company to purchase an additional 20,246 shares of Common Stock, including shares issuable in respect of the Earn Out Consideration.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at December 31, 2018 and 2017 is $5,984,067 and $6,226,010, respectively, including $375,000 that was exercised but not paid until January 2019. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the year ended December 31, 2018, the Company recorded a gain of $616,943, on the change in fair value of the put rights in the consolidated statement of operations. During the year ended December 31, 2017, the Company recorded a loss of $2,426,010 on the change in fair value of the put rights in the consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the December 31, 2018 and 2017.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of December 31, 2018	As of December 31, 2017
Equity volatility estimate	35 – 59.4%	105.0%
Discount rate based on US Treasury obligations	2.45% - 2.63%	1.50% - 1.99%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from acquisition date (March 30, 2017) to December 31, 2018:

Beginning fair value on acquisition date (March 30, 2017)	$3,800,000
Change in fair value (loss) in the statement of operations for the year ended December 31, 2017	2,426,010
Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$6,226,010
Change in fair value (gain) reported in the statements of operations	(616,943)
Ending fair value at December 31, 2018	$5,609,067
Put rights exercised December 2018 and payable January 2019	375,000
Ending fair value of put rights reported in the consolidated balance sheet at December 31, 2018	$5,984,067

Contingent Consideration

In connection with the Company’s acquisition of The Door (See Note 4), the Members have the potential to earn the Contingent Consideration, comprising up to 1,538,462 shares of Common Stock, based on a price per share of $3.25, and up $2,000,000 in cash on achievement of adjusted net income targets based on the operations of The Door over the four-year period beginning January 1, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the consolidated balance sheet at December 31, 2018 is $550,000. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during year ended December 31, 2018, the Company recorded a gain on the Contingent Consideration of $1,070,000 in the consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	On the date of merger (July 5, 2018)	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	2.11% -2.67%	2.47% - 2.59%
Annual Asset Volatility Estimate	62.5%	65%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from the date of 42West Acquisition (March 30, 2017) to December 31, 2018:

Beginning fair value on date of 42West acquisition (March 30, 2017)	$3,627,000
Change in fair value (loss) reported in the statements of operations	17,251
Reclassified to additional paid in capital	(3,644,251)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2017	$—

Beginning fair value balance on the date of The Door merger (July 5, 2018)	1,620,000
Change in fair value (gain) reported in the statements of operations	(1,070,000)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2018	$550,000

In connection with the 42West acquisition (see Note 4), the sellers had the potential to earn up to $9,333,333 (1,012,292 shares of Common Stock) upon the achievement of certain adjusted EBITDA targets (as defined in the 42West Purchase Agreement) based on the operations of 42West over the three-year period beginning January 1, 2017 (the “42West Contingent Consideration”).

The fair value of the 42West Contingent Consideration on the date of the 42West acquisition was $3,627,000. The sellers of 42West achieved the adjusted EBITDA target during 2017 and earned the 42West Contingent Consideration. The number of shares to be issued for the 42West Contingent Consideration is determined by dividing the $9,333,333 by $9.22, which was the per share price of the Common Stock used for determining the consideration payable in connection with the 42West acquisition. The Company will issue a total of 1,012,292 shares of Common Stock over a period of three years. Based on the closing market price of the Common Stock on December 29, 2017 (the date the 42West Contingent Consideration was deemed earned) of $3.60, the Company recorded $3,644,251 in equity and eliminated its liability for the same amount to account for the contingent consideration being earned. For its initial measurement of fair value, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the 42West Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the 42West Contingent Consideration as of the acquisition date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

During the years ended December 31, 2018 and 2017, the Company recorded a gain in the change in fair value of contingent consideration in the amount of $1,070,000 and a loss in the change in fair value of contingent consideration of $17,251, respectively, on its consolidated statements of operations.

NOTE 12 — LICENSING AGREEMENT - RELATED PARTY

In 2008, the Company entered into a ten-year licensing agreement with DE LLC, a related party. Under the license, the Company is authorized to use DE LLC’s brand properties in connection with the creation, promotion and operation of subscription-based internet social networking websites for children and young adults. The license requires that the Company pays to DE LLC royalties at the rate of fifteen percent of net sales from performance of the licensed activities. The Company did not use any of the brand properties related to this agreement and as such, there was no royalty expense for the years ended December 31, 2018 and 2017. As of December 31, 2018, the agreement expired.

NOTE 13 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the deferred revenue is deemed earned and recorded as revenue. As of December 31, 2018 and 2017, the Company had balances of $522,620 and $48,449, respectively, in contract liabilities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The Company evaluated certain entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of December 31, 2018 and 2017, and in the statements of operations and statements of cash flows presented herein for the years ended December 31, 2018 and 2017. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC As of and for the years ended December 31,		JB Believe LLC As of and for the years ended December 31,
	2018	2017	2018	2017
Assets	$7,978,887	$8,716,184	$205,725	$—
Liabilities	$(11,887,911)	$(12,011,149)	$(6,741,834)	$(6,743,278)
Revenues	$427,153	$5,889,003	$207,459	$65,112
Expenses	$(1,041,013)	$(5,589,303)	$(290)	$(34,561)

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

As of December 31, 2018 and 2017, the Company had a balance in capitalized production costs of $629,585 and $833,145, respectively.  As of December 31, 2017, the Company had a balance of $1,821,970, net of allowance for doubtful accounts of $227,280 in accounts receivable related to Max Steel. For the year ended December 31, 2018, the Company wrote off accounts receivable of $618,165 and allowance for doubtful accounts of $227,280, related to the international licensing rights of Max Steel and as a result did not have a balance in accounts receivable as of December 31, 2018. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. During the years ended December 31, 2018 and 2017, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $357,264 and $4,157,360, respectively.  If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer report the revenues from these territories and would impair the capitalized production costs and accounts receivable. The Company believes that the only recourse to the lender under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of contractual obligation, we do not have sufficient funds to repay this loan, which would have a material adverse effect on our liquidity and financial condition.

As of December 31, 2018 and 2017, there were outstanding balances of $1,728,986 and $2,086,249, respectively, related to this debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the year ended December 31, 2018, the Company recorded revenues of $207,459 related to domestic distribution of Believe.  The capitalized production costs related to Believe were either amortized or impaired in previous years.   JB Believe LLC’s primary liability is to the Company which it owes $6,491,834.

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
DECEMBER 31, 2018 AND 2017

B.

Common Stock

The Company’s Articles of Incorporation previously authorized the issuance of 200,000,000 shares of Common Stock. On June 29, 2017, the shareholders of the Company approved the 2017 Plan that replaced the 2012 Plan. On August 7, 2017, the Company filed a registration statement on Form S-8 to register 1,000,000 shares of Common Stock issuable under the Plan. As of December 31, 2018 and 2017, a total of 59,320 shares of restricted stock were issued under the 2017 Plan. The shares of restricted stock were issued on August 21, 2017 and have a vesting period of six months (February 21, 2018) in which the employees were to remain employed by the Company or risk forfeiture of the restricted stock. On February 21, 2018, the vesting period ended and no other stock was issued under the 2017 Plan.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On December 26, 2017, the Company sold 1,215,000 shares of common stock as part of unit with 1,215,000 warrants to purchase shares of common stock. The unit was sold for a purchase price of $4.13 per unit and the Company received net proceeds (net after transaction costs and underwriter discount) of $4,511,044.

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

On July 5, 2018, the Company issued 300,012 shares of Common Stock to the Members of The Door and on August 29, 2018, issued 7,680 shares of Common Stock to one of the advisors to the Merger. The aggregate amount of 307,692 shares of Common Stock is the stock consideration issuable on the Closing Date. See Note 4 for further details on the Merger.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On September 21, 24 and 25, 2018, some of the sellers of 42West exercised Put Rights for 21,692 shares of Common Stock and were paid an aggregate amount of $200,000 on October 10, 2018.

On October 2, 2018, one of the sellers of 42West exercised Put Rights for 6,779 shares of Common Stock and was paid $62,500 on October 5, 2018.

On October 31, 2018, the Company issued 218,088 shares of Common Stock to the Viewpoint Shareholders as partial consideration to acquire 100% of the shares of Viewpoint.  See Note 4 for further details on the acquisition.

On December 5,11,13,15 and 21, 2018, some of the sellers of 42West exercised Put Rights for 46,095 shares of Common Stock and were paid an aggregate amount of $50,000 on December 13, 2018, $300,000 on January 4, 2019 and $75,000 on January 11, 2019.

As of December 31, 2018 and 2017, the Company had 14,123,157 and 10,565,789 shares of Common Stock issued and outstanding, respectively.

NOTE 16 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year ended
	12/31/2018	12/31/2017
Numerator
Net (loss) income attributable to Dolphin Entertainment stockholders	$(2,913,321)	$6,912,524
Deemed dividend	(158,004)	—
Net (loss) income attributable to Dolphin Entertainment common share stockholders and numerator for basic earnings per share	$(3,071,325)	$6,912,524
Change in fair value of put rights	(616,943)	—
Change in fair value of G, H and I warrants	—	(9,018,359)
Numerator for diluted loss per share	$(3,688,268)	$(2,105,835)

Denominator
Denominator for basic EPS - weighted-average shares	13,773,395	9,586,986
Effect of dilutive securities:
Put rights	2,386,091	—
Warrants	—	1,021,842
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of warrants	16,159,486	10,608,828

Basic (loss) earnings per share	$(0.22)	$0.72
Diluted (loss) per share	$(0.23)	$(0.20)

Basic (loss) income per share is computed by dividing income or loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive warrants were exercised and any dilutive convertible securities outstanding were converted, with related preferred stock dilution requirements and outstanding Common Stock adjusted accordingly. For warrants that are carried as liabilities at fair value, when exercise is assumed in the denominator for diluted earnings per share, the related change in the fair value of the warrants recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2018, the Company included the Common Stock that is issuable in January 2019 in connection with The Door merger as if the shares had been issued on July 5, 2018 since the only contingency to receiving the shares is the passage of time.  The Company excluded certain common stock equivalents such as warrants and shares to be issued for convertible debt in the aggregate of 888,251 as inclusion would be anti-dilutive.

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

During the year ended December 31, 2018, the Company adopted ASU 2017-11 that states that when determining whether certain financial instruments should be classified as equity or liabilities, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. During the year ended December 31, 2018, the Company issued shares of Common Stock as part of the consideration for (i) the acquisition of The Door for a price of $3.25 per share, (ii) 2018 Offering for a price of $3.00 per share and (iii) the acquisition of Viewpoint for a price of $2.29 per share.  As a result, the exercise price of the warrants and the conversion price of the convertible note payable were reset to these purchase prices per share resulting in a deemed dividend of $158,004.

NOTE 17 — WARRANTS

A summary of warrants outstanding at December 31, 2016 and issued exercised and expired during the years ended December 31, 2018 and 2017 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2016	2,945,000	$5.98
Issued	1,300,050	4.74
Exercised	(1,332,885)	1.28
Expired	—	—
Balance at December 31, 2017	2,912,165	$4.80
Issued	177,203	4.74
Exercised	—	—
Expired	(362,115)	9.87
Balance at December 31, 2018	2,727,253	$3.62

As of December 31, 2016, the Company had outstanding warrants “E” & “F” that were issued to T Squared Investments LLC (“T Squared”) in 2010 and 2012.  Each of warrants “E” and “F” are exercisable into 175,000 shares of Common Stock, at an exercise price of $10.00 per share. Pursuant to the terms of warrants “E” and “F”, T Squared could continually pay the Company to reduce the exercise price of each of the warrants until such time as the exercise price was $.004 per share.  During 2010 and 2011, T Squared made payments to the Company in the aggregate amount of $1,625,000 to reduce the exercise price of warrant “E”.  On April 13, 2017, T Squared exercised 162,885 warrants using the cashless exercise provision in the warrant agreement and received 162,885 shares of the Common Stock.  Since T Squared applied the $1,625,000 that it had previously paid the Company to pay down the exercise price of the warrants to acquire the 162,885 shares of Common Stock, the exercise price for the remaining 12,115 warrants was recalculated to $6.20 per share of Common Stock.  During the year ended December 31, 2018, T Squared did not exercise warrants “E” and “F” and they expired on December 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at December 31, 2018	Exercise price at December 31, 2017	Original Exercise Price	Fair Value as of December 31, 2017	Expiration Date
Warrant “G”	750,000	$2.29	$4.12	$10.00	$800,750	January 31, 2019
Warrant “H”	250,000	$2.29	$4.12	$12.00	267,133	January 31, 2019
Warrant “I”	250,000	$2.29	$4.12	$14.00	373,948	January 31, 2020
	1,250,000				$1,441,831

The Warrants “G”, “H” and “I” contain a down round provision providing that, in the event the Company sells grants or issues any Common Stock or options, warrants, or any instrument convertible into shares of Common Stock or equity in any other form at a deemed per share price below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. At such time when T Squared has paid down the warrants to an exercise price of $0.02 per share or less, T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision. Due to the existence of the round down provision, the Warrants “G”, “H” and “I” were carried in the consolidated financial statements as derivative liabilities at fair value. However, on July 1, 2018, the Company adopted ASU 2017-11 that states down round provisions no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, the Company used the modified retrospective approach and recorded a cumulative effect adjustment of $1,441,831 to retained earnings to classify the instruments as equity. See Note 11 for further details.

The exercise price of Warrants “G”, “H” and “I” has been reduced by the following transactions: (i) on March 30, 2017, the Company issued shares of Common Stock at a purchase price of $9.22 per share related to the acquisition of 42West (Note 4); (ii) on December 21, 2017, the Company sold shares of Common Stock at a purchase price of $4.12 per share as part of the 2017 Offering; (iii) on July 5, 2018, the Company issued shares as partial consideration for the merger with The Door at a purchase price of $3.25 per share of Common Stock (Note 4); (iv) on July 24, 2018, the Company sold shares of Common Stock at $3.00 per share as part of the 2018 Offering and (v) on October 31, 2018, the Company issued shares of Common Stock at a purchase price of $2.29 per share as partial consideration for the acquisition of the Viewpoint shares.

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

Due to the existence of the antidilution provision prior to the adoption of ASU 2017-11, the Warrants “G”, “H” and “I” are carried in the consolidated financial statements as of December 31, 2017 as derivative liabilities at fair value (see note 11).

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 18 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance.  As of December 31, 2018 and 2017, the Company has balances of $2,625,000 and $2,500,000, respectively, of accrued compensation and $1,230,719 and $971,809, respectively, of accrued interest in other current liabilities on its consolidated balance sheets related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $258,910 and $236,598, respectively, for the years ended December 31, 2018 and 2017 on the consolidated statements of operations.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods up until December 2020, including the put rights allowable for the Earn Out Consideration achieved during the year ended December 31, 2017. Pursuant to the terms of one such Put Agreement between Mr. Allan Mayer, a member of the board of directors of the Company, and the Company, Mr. Mayer exercised Put Rights and caused the Company to purchase 51,518 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $475,000, during the period between March 30, 2017 (42West Acquisition date) and December 31, 2017, of which $175,000 was paid on January 5, 2018. During the year ended December 31, 2018, Mr. Mayer exercised Put Rights and caused the Company to purchase 101,680 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $937,500, of which $150,000 was paid on January 4, 2019.

On March 30, 2017, KCF Investments LLC (“KCF”) and BBCF 2011 LLC, entities under the common control of Mr. Stephen L Perrone, an affiliate of the Company, exercised Warrants “J” and “K” and were issued an aggregate of 1,170,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share.

On December 10, 2018, the Company and KCF agreed to exchange a promissory note dated July 5, 2012 in the amount of $300,000 (the “2012 Note”), and accrued interest on the 2012 Note of $192,233, for a new promissory note in the amount of $492,233 (the “2018 Note”). The 2018 Note bears interest at a rate of 10% per annum and principal and interest are payable in sixty equal monthly installments of $10,458.50 commencing on January 15, 2019.  See Note 9 for further discussion.

As discussed in Note 9, on September 20, 2017, the Company signed a promissory note with a term of one year, and received $150,000 in proceeds from Mr. Mayer. On December 18, 2017, the Company repaid the principal balance and accrued interest in the aggregate amount of $151,875.

On December 26, 2017, the following related parties purchased Units in the Company offering (a) Mr. O’Dowd purchased 88,500 Units; (b) Mr. Mayer purchased 60,000 Units and (c) Mr. Nicholas Stanham, Director of the Company purchased 12,100 Units.

NOTE 19 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door and Viewpoint and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating (loss) income. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

In connection with the acquisitions of 42West, The Door and Viewpoint, the Company assigned $9,395,215 of intangible assets, net of accumulated amortization of $2,714,785 as of December 31, 2018 and $8,136,219, net of accumulated amortization of $973,781 as of December 31, 2017 and goodwill of $15,922,601 (after goodwill impairment of $1.,857,000) as of December 31, 2018 and $12,778,860 as of December 31, 2017, to the Entertainment Publicity and Marketing segment. The balances reflected as of December 31, 2017 for Entertainment Publicity and Marketing segment comprise only 42West.

	Year ended December 31, 2018	Year ended December 31, 2017
Revenue:
Entertainment publicity and marketing segment	$21,916,727	$16,458,929
Content production segment	634,612	5,954,115
Total	$22,551,339	$22,413,044
Segment operating loss:
Entertainment publicity and marketing segment	$(1,185,384)	$2,213,060
Content production segment	(2,927,685)	(3,176,639)
Total	(4,113,069)	(963,579)
Interest expense	(1,050,478)	(1,594,940)
Other income, net	1,195,120	8,809,910
(Loss) income before income taxes	$(3,968,427)	$7,251,391

	As of December 31,
	2018	2017
Assets:
Entertainment publicity and marketing segment	$34,372,195	$26,743,013
Content production segment	3,617,399	6,854,130
Total assets	$37,989,594	$33,597,143

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 20 — INCOME TAXES

Income Tax Expense (Benefit) is as follows:

	December 31,
	2018	2017
Current Income Tax (Benefit) Expense
Federal	$20,986	$—
State	(100,092)	151,330
	$(79,106)	$151,330
Deferred Income Tax (Benefit) Expense
Federal	$1,405,925	$1,799,157
Federal – Tax Reform	—	6,049,711
State	760,503	(38,910)
	$2,166,428	$7,809,958
Change in Valuation (Benefit) Allowance
Federal	$(2,177,189)	$(7,661,331)
State	(1,000,747)	38,910
	(3,177,936)	(7,622,421)
Income Tax (Benefit) Expense	$(1,090,614)	$338,867

At December 31, 2018 and 2017, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Accrued Expenses	$786,750	$299,855
Interest Expense	422,407	730,022
Deferred Rent	430,494	114,128
Accrued Compensation	696,235	653,375
Intangibles	1,280,126	132,219
Other Assets	78,217	183,524
Put Options	434,495	638,547
Capitalized Web Costs	555,370	563,596
Capitalized Production Costs	192,492	53,299
Charitable Contributions	218,352	273,982
Net Operating Losses and Credits	9,402,185	8,560,117
Total Deferred Tax Assets	14,497,123	12.202,664

Deferred Tax Liability:
Fixed Assets	(105,767)	(110,049)
Other Liabilities	(132,313)	—
Total Deferred Tax Liability	$(238,080)	$(110,049)

Subtotal	14,259,043	12,092,615

Valuation Allowance	(14,259,043)	(12,280,152)

Net Deferred Taxes	$—	$(187,537)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

As of December 31, 2018, the Company has approximately $36,865,500 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, the Company has approximately $25,118,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $561,800 of California net operating loss carryforwards that begin to expire in 2032, approximately $446,700 of New York and New York City net operating loss carryforwards that begin to expire in 2038, and approximately $307,000 of North Carolina net operating loss carryforwards that begin to expire in 2035.  Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $14,259,043 and $12,280,152 as of December 31, 2018 and 2017, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	2018	2017
Federal Statutory Tax Rate	21%	34.0%
Permanent Items Affecting Tax Rate	2.3%	(45.6)%
State Income Taxes, Net of Federal Income Tax Benefit	6.6%	(0.6)%
Change in State Tax Rate	—	3.3%
Return to Provision Adjustment	2.5%	1.3%
Business Combination	19.2%	—
Other	(0.4)%	0.3%
Change in Valuation Allowance	(24.3)%	(80.4)%
Tax Reform Tax Rate Change	—	92.3%
Effective Tax Rate	26.9%	4.6%

As of December 31, 2018 and 2017, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file Federal, California, Florida, Illinois, Louisiana, Massachusetts, North Carolina, New York State, New York City and Pennsylvania income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2014.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 tax reform legislation (“the Act”). The Act makes significant changes to tax law including a reduction in the corporate tax rates, increased ability to use bonus depreciation, reduced deductibility for meals and entertainment related expenses, changes to net operating loss carryforwards and carrybacks, limitations on the deductibility of interest expense, restrictions on employee parking, and a repeal of the corporate alternative minimum tax. The legislation reduced the corporate tax rate from the current gradual rate of 34% to a flat rate of 21%. As a result of the enacted law, the Company was required to revalue its deferred inventory of tax assets and liabilities at the enacted rate, reducing the pre-valuation allowance net deferred tax asset by approximately $6,800,000 for the tax year ended December 31, 2017. The tax expense of this re-measurement of deferred tax assets is offset by an equal and offsetting decrease to the valuation allowance.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 21 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company in the amount of $55,014 and included in restricted cash as of December 31, 2018. The lease provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years.

The Door occupies space in New York.  An entity wholly owned by the former Members of The Door is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $196,789 to the affiliate during the year ended December 31, 2018, related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at December 31, 2018 and $100,000 at December 31, 2017. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

The Company is obligated under an operating lease agreement for office space in Miami, Florida. The lease is secured by a cash security deposit of $8,433.  The original term of the lease expired October 31, 2016 and the Company extended the lease until May 31, 2019 with substantially the same terms as the original lease.

The Company is obligated under an operating lease for office space in Los Angeles, California until July 31, 2019. The monthly rent is $13,746 with annual increases of 3% for years 1 – 3 and 3.5% for the remainder of the lease.  The Company is also entitled to four half months of free rent over the life of the agreement.  The lease is secured by a cash security deposit in the amount of $32,337. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease is effective June 1, 2017 through July 31, 2019 with lease payment as follows: (i) $14,892 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338 per month for the remainder of the sublease.

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2018 were as follows:

2019	$1,887,959
2020	1,881,502
2021	1,524,627
2022	912,864
2023	918,075
Thereafter	2,844,905
Total	$9,969,932

Rent expense for the years ended December 31, 2018 and 2017 was $1,566,910 and $1,314,502, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from $0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the Third-Party Claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of December 31, 2018, the Company has not received any other notifications related to this action.

The Company may be subject to other legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from all pending litigations is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

Tax Filings

The Company accrued $120,000 for estimated penalties associated with not filing certain information returns. The penalties per return are $10,000 per entity per year. The Company received notification from the Internal Revenue Service concerning information returns for the year ended December 31, 2009. The Company responded with a letter stating reasonable cause for the noncompliance and requested that penalties be abated. During 2012, the Company received a notice stating that the reasonable cause had been denied. The Company decided to pay the penalties and not appeal the decision for the 2009 Internal Revenue Service notification. There is no associated interest expense as the tax filings are for information purposes only and would not result in further income taxes to be paid by the Company. The Company made payments in the amount of $40,000 during the year ended December 31, 2012 related to these penalties. At December 31, 2017, the Company had a remainder of $40,000 in accruals related to these late filing penalties which is presented as a component of other current liabilities. The Company did not receive any further notifications from the Internal Revenue Service and since the statute of limitations expired in 2018, the Company reversed the $40,000 accrual.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Code. Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 Shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 Shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 Shares as Awards to certain employees that vested on February 21, 2018. On December 31, 2018 and 2017, the Company had recorded compensation expense of $20,422 and $329,175, respectively, on its consolidated statement of operations.

Employee Benefit Plan

The Company’s wholly owned subsidiaries, 42West, The Door and Viewpoint have 401(K) profit sharing plan that covers substantially all employees of 42West, The Door and Viewpoint. Contributions to the 42West 401(K) plan are at discretion of management and The Door and Viewpoint plans match up to 4% of the employee’s contribution.  The plans match dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions up to 5%.   There are certain limitations for highly compensated employees.   The Company’s contributions to these plans for the years ended December 31, 2018 and 2017, were approximately $370,343 and $246,138, respectively.  The 2017 amount comprises only 42West.

Employment Contracts

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale have entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement is through December 31, 2020 and the contract defines base compensation and a bonus structure based on Viewpoint achieving certain financial targets.  Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. Neither agreement provides for guaranteed increases to the base salary.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

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

During the year ended December 31, 2017, 42West renewed two senior level management employment agreements and entered into a new senior level management employment agreement, each with a three-year term.   The contracts define each individual’s base compensation along with salary increases.  The employment agreements contain provisions for termination and as a result of death or disability and entitles each of the employees to bonuses, commissions, vacations and to participate in all employee benefit plans offered by the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

As a condition to the closing of the 42West Acquisition described in Note 4, each of the three Principal Sellers has entered into employment agreements (the “Employment Agreements”) with the Company and will continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, the Principal Sellers shall be entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as are entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each Principal Seller has agreed not to transfer any shares of Common Stock in the first year, no more than 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the second year and no more than an additional 1/3 of the Initial Consideration and Post-Closing Consideration received by such Seller in the third year, following the closing date of the 42West Acquisition.

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

Talent, Director and Producer Participations

Per agreements with talent, directors and producers on certain projects, the Company will be responsible for bonus and back end payments upon release of a motion picture and achieving certain box office performance as determined by the individual agreements. The Company cannot estimate the amounts that will be due as these are based on future box office performance. As of December 31, 2018 and 2017, the Company had not recorded any liability related to these participations.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans conducted an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on the findings of the audit, 42West is liable for $314,256 in pension contributions, health and welfare plan contributions and union dues, which the Company has agreed to pay over a period of twelve months beginning in July 30, 2018.  During the year ended December 31, 2018, the Company made payments in the amount of $139,606 related to the settlement of the Plan audit.  For the year ended December 31, 2017, the Company had accrued $300,000 in anticipation of the Plan audit findings based on a similar audit conducted for the periods prior to June 7, 2011.

NOTE 23 — SUBSEQUENT EVENTS

Pursuant to the Merger Agreement, on January 2, 2019, the Members of The Door were issued 307,692 shares of Common Stock and $725,500 as a cash payment as consideration for our acquisition of The Door. The Common Stock was issued based on a price of $3.25 per share.

On January 4 and 11, 2019, the Company paid an aggregate amount of $375,000 to the sellers of 42West to repurchase 40,672 shares of Common Stock pursuant to put rights under the Put Agreements that were exercised in December 2018.

On February 7, 2019, one of the sellers of 42West notified the Company that they would be exercising puts pursuant to the Put Agreements in the aggregate amount of 7,049 shares of Common Stock at a purchase price of $9.22 per share.

On February 18, 2019, the Company entered into a 62-month lease for 3,024 square feet of office space located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134.  The lease will commence once the tenant improvements are complete (subject to certain deadlines that must be met).  The monthly lease payments are $9,954, with annual increases of 3%.  The lease also provides for four months of abatement once the property becomes available for use.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

On March 11 and 12, 2019, the sellers of 42West notified the Company that they would be exercising puts pursuant to the Put Agreements in the aggregate amount of 25,488 shares of Common Stock at a purchase price of $9.22 per share.

Pursuant to the terms of the Merger Agreement, on March 12, 2019, the Company made payments in the aggregate amount of $46,000 to the Members as a working capital adjustment.  The Company will also issue 26,821 shares of Common Stock related to the working capital adjustment.

On March 18 and 20, 2019, one of the sellers of 42West notified the Company that they would be exercising puts pursuant to the Put Agreements in the aggregate amount of 87,040 shares of Common Stock at a purchase price of $9.22 per share.

On March 21, 2019, one of the sellers of 42West notified the Company that they would be exercising a put pursuant to the Put Agreement for 8,134 shares of Common Stock at a purchase price of $9.22 per share.

On March 21, 2019, one of the convertible promissory note holders presented a Notice of Conversion of Note to the Company and converted the $75,000 convertible promissory note into 53,191 shares of common stock at a 90-day trailing trading average stock price of $1.41 per share of common stock.  On March 21, 2019, the closing market price of the Company’s common stock was $1.81.  As a result, the Company recorded a loss on extinguishment of debt of $21,276 for the difference between the closing market price and the conversion price of the Company’s common stock.

On March 25, 2019, the Company issued a convertible promissory note agreement to an unrelated investor and received $200,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021.  The balance of the convertible promissory note and any accrued interest may be converted at the note holders’ option at any time at a purchase price based on the 30-day trailing average market price of the Common Stock.