Form 10-Q
period 2019-03-31
Dolphin Entertainment, Inc.
filed 2019-05-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.015 par value per share	DLPN	The Nasdaq Capital Market
Warrants to purchase Common Stock, $0.015 par value per share	DLPNW	The Nasdaq Capital Market

The number of shares of common stock outstanding was 14,394,562 as of May 6, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current
Cash and cash equivalents	$3,616,981	$5,542,272
Restricted cash	732,920	732,368
Accounts receivable, net of allowance for doubtful accounts of $246,921 and $283,022, respectively.	2,703,732	3,173,107
Other current assets	829,661	620,970
Total current assets	7,883,294	10,068,717

Capitalized production costs, net	735,585	724,585
Intangible assets, net of accumulated amortization of $3,105,306 and $2,714,785, respectively.	8,476,027	9,395,215
Goodwill	16,016,901	15,922,601
Right-of-use asset	6,904,563	—
Property, equipment and leasehold improvements, net	1,111,020	1,182,520
Investments	220,000	220,000
Deposits	495,863	475,956
Total Assets	$41,843,253	$37,989,594

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of March 31, 2019	As of December 31, 2018
LIABILITIES
Current
Accounts payable	$701,825	$944,232
Other current liabilities	6,056,789	7,238,507
Line of credit	1,700,390	1,700,390
Put rights	4,244,217	4,281,595
Accrued compensation	2,625,000	2,625,000
Debt	2,322,461	2,411,828
Loan from related party	1,107,873	1,107,873
Contract liabilities	619,459	522,620
Lease liability	1,400,257	—
Convertible notes payable, net of debt discount	1,957,693	625,000
Notes payable	681,887	479,874
Total current liabilities	23,417,851	21,936,919
Noncurrent
Put rights	915,324	1,702,472
Convertible notes payable	200,000	1,376,924
Notes payable	391,117	612,359
Contingent consideration	820,000	550,000
Lease liability	5,943,870	—
Other noncurrent liabilities	250,000	1,034,393
Total noncurrent liabilities	8,520,311	5,276,148
Total Liabilities	31,938,162	27,213,067

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 14,427,100 and 14,123,157, respectively, issued and outstanding at March 31, 2019 and December 31, 2018	216,408	211,849
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	1,000	1,000
Additional paid in capital	104,094,249	105,092,852
Accumulated deficit	(94,406,566)	(94,529,174)
Total Stockholders' Equity	9,905,091	10,776,527
Total Liabilities and Stockholders' Equity	$41,843,253	$37,989,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31
	2019	2018
Revenues:
Entertainment publicity and marketing	$6,238,099	$5,455,733
Content Production	78,990	329,192
Total revenues	6,317,089	5,784,925

Expenses:
Direct costs	1,187,419	571,336
Selling, general and administrative	795,867	873,945
Depreciation and amortization	481,642	371,181
Legal and professional	375,909	459,580
Payroll	4,301,413	3,607,807
Total expenses	7,142,250	5,883,849
Loss before other income (expenses)	(825,161)	(98,924)

Other income (expenses):
Loss on extinguishment of debt	(21,287)	—
Change in fair value of warrant liability	—	168,317
Change in fair value of put rights	1,527,026	1,083,596
Change in fair value of contingent consideration	(270,000)	—
Interest expense	(287,970)	(267,426)
Total other income, net	947,769	984,487
Income before income taxes	$122,608	$885,563
Income taxes	—	(52,604)
Net income	$122,608	$832,959

Income (Loss) per Share:
Basic	$0.01	$0.07
Diluted	$(0.08)	$0.07
Weighted average number of shares used in per share calculation
Basic	15,944,443	12,517,660
Diluted	18,690,377	12,786,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,608	$832,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	481,642	371,181
Amortization of capitalized production costs	—	149,698
Amortization of beneficial conversion on debt	30,769	—
Loss on extinguishment of debt	21,287	—
Bad debt	41,041	26,250
Change in fair value of warrant liability	—	(168,317)
Change in fair value of put rights	(1,527,026)	(1,083,596)
Change in fair value of contingent consideration	270,000	—
Changes in operating assets and liabilities:
Accounts receivable	428,334	586,789
Other current assets	(208,691)	(103,037)
Capitalized production costs	(11,000)	(5,000)
Deposits	(19,908)	40,219
Contract liability	96,839	—
Accrued compensation	—	62,500
Accounts payable	(242,407)	237,759
Lease liability	53,050	—
Other current liabilities	42,912	(571,957)
Other noncurrent liabilities	32,287	(374,309)
Net Cash (Used in) Provided by Operating Activities	(388,263)	1,139
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(19,621)	(20,504)
Net Cash (Used in) Investing Activities	(19,621)	(20,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,700,390
Repayment of the line of credit	—	(750,000)
Proceeds from note payable	200,000	—
Repayment of notes payable	(19,229)	—
Repayment of debt	(89,366)	(1,038,728)
Sale of common stock and warrants (unit) in Offering	—	81,044
Employee shares withheld for taxes	—	(56,091)
Exercise of put rights	(475,000)	(525,000)
Repayment to related party	—	(131,001)
Acquisition of The Door	(771,500)	—
42West settlement of change of control provision	(361,760)	(20,000)
Net Cash (Used in) Financing Activities	(1,516,855)	(739,386)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,924,739)	(758,751)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,274,640	5,296,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$4,349,901	$4,538,122

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$71,938	$35,099

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of note payable into shares of common stock	$96,287	$—
Issuance of shares of Common Stock related to the acquisitions	$1,000,000	$—
Liability for contingent consideration for the acquisitions	$820,000	$—
Liability for put rights to the Sellers of 42West	$5,159,541	$5,142,414

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the three months ended March 31,
	2019	2018

Cash and cash equivalents	$3,616,981	$4,538,122
Restricted cash	732,920	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$4,349,901	$4,538,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091

For the three months ended March 31, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the three months ended March 31, 2018	—	—	—	—	—	832,959	832,959
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Issuance of shares related to acquisition of 42West	—	—	760,694	11,410	(31,410)	—	(20,000)
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Shares retired from exercise of puts	—	—	(100,504)	(1,508)	(1,688,492)	—	(1,690,000)
Balance March 31, 2018	50,000	$1,000	11,229,144	$168,437	$97,141,970	$(92,066,721)	$5,244,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”) and Viewpoint Computer Animation Incorporated (“Viewpoint”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups. The strategic acquisitions of 42West, The Door and Viewpoint bring together premium marketing services with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a well-established, leading entertainment producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature film and digital programming primarily aimed at family and young adult markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door and Viewpoint.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the expected revenue and costs for investments in digital and feature film projects; estimates of sales returns and other allowances, provisions for doubtful accounts and impairment assessments for investment in feature film projects, goodwill and intangible assets. Actual results could differ materially from such estimates.

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 are discussed below:

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets. The Company adopted this new accounting guidance effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.

The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, we review all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on the Company’s consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability”, in their respective classifications, on the Company’s consolidated balance sheet.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using the Company’s incremental borrowing rate as of January 1, 2019. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by Dolphin and excluding any lease incentives received from the Lessor.

The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets. See Note 18 for further discussion.

The Company did not adopt any other accounting pronouncement during the three months ended March 31, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Recent Accounting Pronouncements

Accounting Guidance not yet adopted

In March 2019, the FASB issued new guidance on film production costs ASU 2019-02, (Entertainment Films- Other Assets – Film Costs (Subtopic 926-20)). The new guidance is effective for fiscal years beginning after December 15, 2019   and interim periods within those fiscal years and may be adopted early. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In October 2018, the FASB issued new guidance on consolidation ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, Measurement of Credit Losses on Financial Instruments) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net income of $122,608 for the three months ended March 31, 2019, and had an accumulated deficit of $94,406,566 as of March 31, 2019. As of March 31, 2019, the Company had a working capital deficit of $15,534,557 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its common stock, par value $0.015 per share (“Common Stock”), sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management currently plans to raise any necessary additional funds through additional issuance of its Common Stock, securities convertible into its Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door and Viewpoint while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses. Under the Company’s currently effective shelf registration statement on Form S-3, the Company may sell up to $30,000,000 of equity securities. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under this shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the its common stock held by non-affiliates; therefore, there is no assurance that the Company will be able to raise capital through the issuance and sale of equity securities under this registration statement, irrespective of whether there is market demand for such securities.

NOTE 3 — MERGERS AND ACQUISITIONS

Viewpoint

On October 31, 2018, (the “Viewpoint Closing Date”) the Company acquired all of the issued and outstanding capital stock of Viewpoint, a Massachusetts corporation (the “Viewpoint Purchase”), pursuant to a share purchase agreement dated the Viewpoint Closing Date (the “Viewpoint Purchase Agreement”), among the Company and the former holder of Viewpoint’s outstanding capital stock (the “- Viewpoint Shareholders”). Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

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
March 31, 2019

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

Cash	$206,950
Accounts receivable	503,906
Other current assets	102,411
Property, equipment and leasehold improvements	183,877
Prepaid expenses	32,067
Intangible assets	450,000
Total identifiable assets acquired	1,479,211

Accrued expenses	(165,284)
Accounts payable	(77,394)
Deferred tax liability	(182,416)
Contract liability	(190,854)
Total liabilities assumed	(615,948)
Net identifiable assets acquired	863,263
Goodwill	1,116,826
Net assets acquired	$1,980,089

Of the provisional fair value of the $450,000 of acquired identifiable intangible assets, $220,000 was assigned to customer relationships (5 years useful life) and $100,000 was assigned to the trade name (5-year useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method. In addition, the Company recognized a favorable lease intangible asset from the Company’s Massachusetts office lease in the amount of $130,000. The favorable lease intangible asset will be amortized using the straight-line method over the remaining lease term of 26 months. On January 1, 2019, the Company adopted ASC 842 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $120,000. The provisional fair value of accounts receivable acquired is $503,906, with the gross contractual amount being $509,406. The Company expects $5,500 to be uncollectible.

The provisional fair values of property and equipment and leasehold improvements of $183,877, and other assets of $102,411, are based on Viewpoint’s carrying values prior to the acquisition, which approximate their provisional fair values.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The provisional amount of $1,116,826 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Viewpoint.

The revenue and net income of Viewpoint included in the consolidated amounts reported in the consolidated statements of operations for the three months ended March 31, 2019 are as follows:

Revenues	$1,113,760
Net loss	$(9,822)

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the Company’s unaudited pro forma consolidated operations for the three months ended March 31, 2018 as if Viewpoint had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Company for such period:

March 31, 2018
Revenues	$7,739,707
Net loss	$1,298,508

The pro forma amounts have been calculated after applying the Company’s accounting policies to the financial statements of Viewpoint and adjusting the combined results of the Company and Viewpoint to reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2018 and applying the Company’s effective tax rate to the net income of Viewpoint.

The impact of the Viewpoint Acquisition on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2018, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 31, 2018 and the related measurement period adjustments to the fair values recorded during the three months ended March 31, 2019:

	October 31, 2018 (As initially reported)	Measurement Period Adjustments	March 31, 2019 (As adjusted)
Cash	$206,950	$—	$206,950
Accounts receivable	503,906	—	503,906
Other current assets	102,411	—	102,411
Property, equipment and leasehold improvements	183,877	—	183,877
Prepaid expenses	32,067	—	32,067
Intangible assets	450,000	—	450,000
Total identifiable assets acquired	1,479,211	—	1,479,211

Accrued expenses	(165,284)	—	(165,284)
Accounts payable	(77,394)	—	(77,394)
Deferred tax liability	(190,854)	—	(190,854)
Contract liability	(206,636)	24,220	(182,416)
Total liabilities assumed	(640,168)	24,220	(615,948)
Net identifiable assets acquired	839,043	24,220	863,263
Goodwill	1,141,046	(24,220)	1,116,826
Net assets acquired	$1,980,089	$—	$1,980,089

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Viewpoint Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of October 31, 2018, the Company recorded the identifiable net assets acquired of $839,043 as shown in the table above in its consolidated balance sheet. During the three months ended March 31, 2019, the Company’s measurement period adjustments of $24,220 were made and, accordingly, the Company recognized these adjustments in its March 31, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $863,263 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at October 31, 2018	$1,141,046
Changes to estimated fair values
Deferred tax liability	(24,220)
Adjusted goodwill at March 31, 2019	$1,116,826

The estimated fair value of the deferred tax liability decreased by $24,220 primarily due to the estimated expected future tax rate applied.

The Door

On July 5, 2018 (the “Closing Date”), the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), in respect of its acquisition of The Door. On the Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. Upon consummation of the Merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing primarily in the hospitality sector.

The total consideration payable to the former members of The Door (the “Members”) in respect of the Merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Closing Date, the Company issued to the Members $1.0 million in shares of Common Stock and paid the Members an aggregate of $1.0 million in cash (the “Initial Consideration”). Pursuant to the Merger Agreement, the Company has agreed to issue to the Members an additional $1.0 million in shares of Common Stock and pay to the Member $1.0 million in cash on January 2, 2019 (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). In October of 2018, the Company agreed to advance $274,500 of the second installment due January 2, 2019 to the Members so they could meet their tax obligations. The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as Stock Consideration has not been registered under the Securities Act.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The provisional acquisition-date fair value of the consideration transferred totaled $5,999,323, which consisted of the following:

Common Stock issued at closing (307,692 shares)	$1,123,077
Common Stock issued on January 2, 2019 (307,692 shares)	1,123,077
Cash paid to Members’ on Closing Date	882,695
Members’ transaction costs paid on Closing Date	117,305
Cash paid October 2018	274,500
Cash paid on January 2, 2019	725,500
Contingent Consideration	1,620,000
Working capital adjustment ($46,000 paid in cash on March 12, 2019. $87,169 will be issued in shares of stock at a later date)	133,169
$5,999,323

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

Cash	$89,287
Accounts receivable	469,344
Property, equipment and leasehold improvements	105,488
Prepaid expense	31,858
Other assets	30,667
Intangible assets	2,110,000
Total identifiable assets acquired	2,836,644

Accrued expenses	(203,110)
Accounts payable	(1,064)
Unearned income	(15,500)
Other liabilities	(1,913)
Deferred tax liabilities	(593,949)
Total liabilities assumed	(815,536)
Net identifiable assets acquired	2,021,108
Goodwill	3,978,215
Net assets acquired	$5,999,323

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Of the provisional calculation of $2,110,000 of acquired intangible assets, $1,010,000 was assigned to customer relationships (10-year useful life), $670,000 was assigned to the trade name (10-year useful life), $260,000 was assigned to non-competition agreements (2-year useful life) and $170,000 was assigned to a favorable lease from the New York City location (26 months useful life), that were recognized at fair value on the Closing Date. On January 1, 2019, the Company adopted ASC 842 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $130,769. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The provisional fair value of accounts receivable acquired is $469,344.

The provisional fair values of property and equipment and leasehold improvements of $105,488, and other assets of $62,525, are based on The Door’s carrying values prior to the Merger, which approximate their fair values.

The provisional amount of $3,978,215 of goodwill was assigned to the Entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of The Door.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the Company’s pro forma consolidated operations for the three months ended March 31, 2018 as if The Door had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Company for such period:

March 31, 2018
Revenues	$7,383,553
Net income	$713,361

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of The Door to reflect (a) the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2018 and (b) interest expense from the convertible note payable used to partially pay the consideration for The Door, calculated as if the convertible note payable was outstanding as of January 1, 2018.

The impact of the acquisition of The Door on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2018, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the Closing Date and the related measurement period adjustments to the fair values recorded during the three months ended March 31, 2019:

	July 5, 2018 (As initially reported)	Measurement Period Adjustments	March 31, 2019 (As adjusted)
Cash	$89,287	$—	$89,287
Accounts receivable	469,344	—	469,344
Property, equipment and leasehold improvements	105,488	—	105,488
Prepaid expenses	31,858	—	31,858
Other assets	30,667	—	30,667
Intangible assets	2,110,000	—	2,110,000
Total identifiable assets acquired	2,836,644	—	2,836,644

Accrued expenses	(203,110)	—	(203,110)
Accounts payable	(1,064)	—	(1,064)
Unearned income	(15,500)	—	(15,500)
Other liabilities	(1,913)	—	(1,913)
Deferred tax liability	(584,378)	(9,571)	(593,949)
Total liabilities assumed	(805,965)	(9,571)	(815,536)
Net identifiable assets acquired	2,030,679	(9,571)	2,021,108
Goodwill	3,835,475	142,740	3,978,215
Net assets acquired	$5,866,154	$133,169	$5,999,323

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of the Closing Date, the Company recorded the identifiable net assets acquired of $2,030,679 as shown in the table above in its condensed consolidated balance sheet. The Company has reflected adjustments of $142,740 made during the Company’s measurement period on its March 31, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $2,021,108 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at July 5, 2018	$3,835,475
Changes to estimated fair values
Working capital adjustment	133,169
Deferred tax liability	9,571
Adjusted goodwill at March 31, 2019	$3,978,215

The estimated fair value of the deferred tax liability increased by $9,571 primarily due to the estimated expected future tax rate applied.

42West

On March 30, 2017, the Company entered into a purchase agreement (the “42West Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communication services. On January 1, 2019, the Company adopted ASC 842 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $277,878.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The Company agreed to settle change of control provisions with certain 42West employees and former employees by offering cash payments in lieu of shares of Common Stock. As a result, the Company made payments in the aggregate amount of (i) $20,000 on February 23, 2018; (ii) $292,112 on March 30, 2018 and (iii) $361,760 of March 29, 2019 related to the change of control provisions.

Also, in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West  for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three months ended March 31, 2019, the sellers exercised Put Rights with respect to an aggregate of 127,711 shares of Common Stock. The Company paid $65,000 on February 2, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019 and $75,000 on April 10, 2019 related to these Put Rights. An additional $702,500 is due from the exercise of these Put Rights. As of March 31, 2019, the Company had purchased an aggregate of 656,716 shares of Common Stock from the sellers for an aggregate purchase price of $6,055,000, of which $375,000 was paid in April of 2019 as detailed above, and $702,500 is still outstanding.

NOTE 4 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include the unamortized costs of Max Steel and costs of scripts for projects that have not been developed or produced. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the motion picture.

Revenues earned from motion pictures were $78,990 and $329,192 for the three months ended March 31, 2019 and 2018, respectively. These revenues were attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amounts of $149,698 for the three months ended March 31, 2018, related to Max Steel. As of each of March 31, 2019, and December 31, 2018, the Company had a balance of $629,585, recorded as capitalized production costs related to Max Steel.

The Company purchased scripts, including one from a related party, for other motion picture productions and recorded $106,000 and $95,000 in capitalized production costs associated with these scripts as of March 31, 2019 and December 31, 2018, respectively. The Company intends to produce these projects, but they were not yet in production as of March 31, 2019.

As of March 31, 2019, and December 31, 2018, the Company had total capitalized production costs of $735,585 and $724,585, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets related to motion pictures.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. For the three months ended March 31, 2019, the Company received $116,067 from a foreign distributor that had been deemed uncollectible for the year ended December 31, 2018 and recorded it as against bad debt expense in its condensed consolidated statement of operations. In addition, the domestic distributor of Max Steel reports to the Company on a monthly basis the sales of the motion picture in the United States. As of March 31, 2019, the Company had $42,401 in accounts receivable related to the domestic revenues of Max Steel. There were no accounts receivable related to the revenues of Max Steel at December 31, 2018. On September 4, 2018, the Company’s domestic distributor Open Road Films (“Open Road”) filed for bankruptcy protection under Chapter 11. The assets of Open Road were sold to Raven Capital Management, which now has the rights to distribute Max Steel under the same arrangements as Open Road.

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of March 31, 2019 and December 31, 2018, the Company had accounts receivable balances of $2,661,331 and $3,173,107, respectively, net of allowance for doubtful accounts of $246,921 and $283,022, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had a balance of $829,661 and $620,970 in other current assets on its condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, these amounts were primarily composed of the following:

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

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of March 31, 2019 and December 31, 2018, the Company had a balance of $60,000 from these tax incentives.

Capitalized costs – The Company capitalizes certain third-party costs used in the production of its marketing video content. As of March 31, 2019 and December 31, 2018, the Company had a balance of $228,629 and $76,313, respectively related to these third-party costs.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$715,695	$713,075
Computers and equipment	1,652,877	1,636,391
Leasehold improvements	732,870	732,870
	3,101,442	3,082,336
Less: accumulated depreciation and amortization	(1,990,422)	(1,899,816)
Property, equipment and leasehold improvements, net	$1,111,020	$1,182,520

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation expense of $91,121 for the three months ended March 31, 2019.

NOTE 6 — INVESTMENT

At March 31, 2019, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both March 31, 2019 and December 31, 2018, related to this investment.

NOTE 7 — DEBT

Loan and Security Agreement

During 2016, Dolphin Max Steel Holding, LLC, a Florida limited liability company (“Max Steel Holding”) and a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. The loan was partially secured by a $4,500,000 corporate guaranty from an unaffiliated third-party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The Company also granted the lender a security interest in bank accounts funds totaling $1,250,000. Once it was determined that the Max Steel would not generate sufficient funds to repay the lender, the unaffiliated party paid the lender the $4,500,000 to reduce the loan balance and the lender applied the $1,250,000 of the funds in the Company’s bank account to the reduce the loan balance. The loan is also secured by substantially all of the assets of Max Steel Holdings. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holding will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, the Company would impair the entire capitalized production costs of Max Steel included as an asset on its balance sheet, which as of March 31, 2019 was $629,585. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

As of March 31, 2019 and December 31, 2018, the Company had outstanding balances of $709,542 and $682,842, respectively, related to this agreement recorded on its condensed consolidated balance sheets in the caption debt. On its condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $26,699 and $60,607, respectively, related to the P&A Loan. For the three months ended March 31, 2018, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company has balances in accrued interest of $1,663,907 and $1,624,754, respectively, as of March 31, 2019 and December 31, 2018 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of March 31, 2019, and December 31, 2018, the Company had outstanding balances of $1,612,919 and $1,728,986, respectively, related to this debt on its condensed consolidated balance sheets, not including the accrued interest discussed above and included in other current liabilities.

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. As of March 31, 2019 and December 31, 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of March 31, 2019, the Company was in compliance with all covenants under the Loan Agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 8 — NOTES PAYABLE

Convertible Notes

2019 Convertible Debt

On March 25, 2019, the Company issued a convertible promissory note agreement to a third-party investor and received $200,000 to be used for working capital. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted into shares of Common Stock at the note holder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. As of March 31, 2019, the Company had a balance of $200,000 in noncurrent liabilities related to this convertible promissory note.

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

For the three months ended March 31, 2019, the Company paid interest and recorded interest expense in its condensed consolidated statement of operations in the amount of $30,000 in respect of the Note. For the three months ended March 31, 2019, the Company recorded interest expense of $30,769 from the amortization of the beneficial conversion feature of the Note. As of March 31, 2019, the Company had a balance of $1,407,693, net of $92,307 of debt discount, recorded in current liabilities on its condensed consolidated balance sheet, related to this Note. As of December 31, 2018, the Company had a balance of $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on its consolidated balance sheet, related to this Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $625,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the Company and the note holders agreed to extend the maturity date for another year from the original maturity date, with the exception of the $75,000 note with a two-year maturity date. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

On March 21, 2019, the holder of a $75,000 convertible promissory note elected to convert the note into 53,191 shares of Common Stock on the 90-day trailing trading average price of $1.41 per share. On March 21, 2019, the closing market price of the Company’s common stock was $1.81. As a result, the Company recorded a loss on extinguishment of debt on its condensed consolidated statement of operations of $21,276 for the difference between the closing market price and the conversion price of the Common Stock.

For the three months ended March 31, 2019 and 2018, the Company paid interest on these notes in the aggregate amount of $15,625 and $19,265, respectively and recorded interest expense in the amount of $15,715 and $21,875, respectively relating to these notes. As of March 31, 2019 and December 31, 2018, the Company recorded accrued interest of $6,035 and $4,861, respectively, relating to the convertible notes payable. As of March 31, 2019 and December 31, 2018, the Company had a balance of $550,000 and $625,000, respectively, in current liabilities on its condensed consolidated balance sheets relating to these convertible notes payable.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (‘KCF”), an entity controlled by Mr. Stephen L Perrone, an affiliate of the Company. On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233 for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note.

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

During the three months ended March 31, 2019 and 2018, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $27,146 and $15,834, respectively. The Company had balances of $6,203 and $6,315 as of March 31, 2019 and December 31, 2018, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three months ended March 31, 2019 and 2018 of $27,034 and $22,397, respectively, relating to these promissory notes. As of March 31, 2019 and December 31, 2018, the Company had balances of $391,117 in current liabilities and $681,887 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

For the three months ended March 31, 2019, the Company did not repay any principal balance of the DE LLC Note. For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $27,317 and $39,930, respectively, relating to the DE LLC Note. As of March 31, 2019 and December 31, 2018, the Company had a principal balance of $1,107,873 and accrued interest of $332,205 and $304,888, respectively, relating to the DE LLC Note on its condensed consolidated balance sheet.

NOTE 10 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West Acquisition (see Note 3) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers.  During the three months ended March 31, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 127,711 shares of Common Stock. As a result, the sellers were paid $65,000 on February 7, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019 and $75,000 on April 10, 2019. The Company owes $702,500 to one of the sellers for Put Rights that were exercised but have not yet been paid.

In addition, the Company entered in put agreements with three 42West employees with change of control provision in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase an additional 20,246 shares of Common Stock.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 was $5,159,541 and $5,984,067, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three months March 31, 2019 and 2018, the Company recorded a gain of $1,527,026 and $1,083,596, respectively, on the change in fair value of the put rights in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the March 31, 2019 and December 31, 2018.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of March 31, 2019	As of December 31, 2018
Equity volatility estimate	40.0%	35.0% – 59.4%
Discount rate based on US Treasury obligations	2.27% - 2.44%	2.45% – 2. 63%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to March 31, 2019:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2018	$5,984,067
Put rights exercised in December 2018 paid in January 2019	(375,000)
Change in fair value (gain) reported in the statements of operations	(1,527,026)
Ending fair value at March 31, 2019	$4,082,041
Put rights exercised March 2019 and paid in April 2019	375,000
Put rights exercised March 2019 and not yet paid	702,500
Ending fair value of put rights reported in the condensed consolidated balance sheet at March 31, 2019	$5,159,541

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 is $820,000 and $550,000, respectively. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three months ended March 31, 2019, the Company recorded a loss on the Contingent Consideration of $270,000 in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of March 31, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	2.23% - 2.42%	2.47% - 2.59%
Annual Asset Volatility Estimate	40.0%	65.0%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to March 31, 2019:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2018	$550,000
Change in fair value (loss) reported in the statements of operations	270,000
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2019	$820,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 11 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $619,459 and $522,620 as of March 31, 2019 and December 31, 2018, respectively, in contract liabilities.

NOTE 12 —VARIABLE INTEREST ENTITIES

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

	Max Steel Productions, LLC			JB Believe LLC
(in USD)	As of and for the three ended March 31, 2019	As of December 31, 2018	As of and for the three ended March 31, 2018	As of and for the three ended March 31, 2019	As of December 31, 2018	As of and for the three ended March 31, 2018
Assets	8,021,288	7,978,887	8,776,867	184,484	205,725	—
Liabilities	(11,810,997)	(11,887,911)	(12,078,367)	(6,741,834)	(6,741,834)	(6,743,568)
Revenues	—	427,153	329,192	—	207,459	—
Expenses	76,914	(1,041,013)	(335,727)	(21,241)	(290)	(290)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three months ended March 31, 2019 and 2018. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

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

As of each of March 31, 2019 and December 31, 2018, the Company had capitalized production costs balance of $629,585. For the year ended December 31, 2018, the Company wrote off accounts receivable of $618,165, of which it had  an allowance for doubtful account of $227,280 and did not have a balance in accounts receivable related to Max Steel as of December 31, 2018. For the three months ended March 31, 2019, the Company collected $116,067 of receivables that had previously been written off and recorded the receipt against bad debt expense. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the three months ended March 31, 2019 and 2018, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $116,067 and $4,582, respectively. If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on its liquidity, results of operations and financial condition.

As of March 31, 2019 and December 31, 2018, there were outstanding balances of $1,612,919 and $1,728,986, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets.

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members of this entity to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the United States. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. The capitalized production costs were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company, which it owes $6,491,834.

NOTE 13 — STOCKHOLDERS’ EQUITY

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
March 31, 2019

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

B.

Common Stock

On January 3, 2019, the Company issued 307,692 shares of its Common Stock to the sellers of The Door pursuant to the Merger Agreement. (See Note 3)

On February 7, 2019, one of the sellers of 42West exercised Put Rights for 7,049 shares of Common Stock and was paid an aggregate amount of $65,000 on February 7, 2019.

On March 11, 2019, one of the sellers of 42West exercised Put Rights for 3,796 shares of Common Stock and was paid an aggregate amount of $35,000 on March 13, 2019.

On March 12, 2019, one of the sellers of 42West exercised Put Rights for 21,692 shares of Common Stock and was paid an aggregate amount of $200,000 on April 1, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

On March 20, 2019, one of the sellers of 42West exercised Put Rights for 87,040 shares of Common Stock and was paid an aggregate amount of $100,000 on April 1, 2019. The remaining $702,500 is still outstanding.

On March 21, 2019, one of the sellers of 42West exercised Put Rights for 8,134 shares of Common Stock and was paid an aggregate amount of $75,000 on April 10, 2019.

On March 21, 2019, one of the convertible promissory note holders elected to convert a $75,000 convertible promissory note into 53,191 shares of common stock at a 90-day trailing trading average stock price of $1.41 per share of Common Stock.

As of March 31, 2019 and December 31, 2018, the Company had 14,427,100 and 14,123,157 shares of Common Stock issued and outstanding, respectively.

NOTE 14 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2019	2018
Numerator
Net income attributable to Dolphin Entertainment common stockholders and numerator for basic earnings per share	$122,608	$832,959
Change in fair value put rights	(1,527,026)	—
Interest expense (convertible notes payable)	—	21,875
Numerator for diluted (loss) income per share	$(1,404,418)	$854,834

Denominator
Denominator for basic EPS - weighted-average shares	15,944,443	12,517,660
Effect of dilutive securities:
Put rights	2,745,934	—
Convertible notes payable	—	268,405
Denominator for diluted EPS - adjusted weighted-average shares	18,690,377	12,786,065

Basic income per share	$0.01	$0.07
Diluted (loss) income per share	$(0.08)	$0.07

Basic earnings per share is computed by dividing income attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive equity instruments, such as put rights and convertible notes payable were exercised and outstanding Common Stock adjusted accordingly.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted income (loss) per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three months ended March 31, 2019 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three months ended March 31, 2019 is subtracted from net income. Put rights for the three months ended March 31, 2018 were not included in the calculation of diluted earnings per share because inclusion was determined to by anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

For the three months ended March 31, 2018, convertible promissory notes were assumed to have been converted at the beginning of the period and included in the denominator for diluted earnings per share. Interest expense recorded during the three months ended March 31, 2018 related to the convertible promissory notes was added back to the numerator for diluted earnings per share. Convertible promissory notes were not included in diluted earnings per share for the three months ended March 31, 2019 because inclusion was considered to be anti-dilutive.

NOTE 15 — WARRANTS

A summary of warrants outstanding at December 31, 2018 and issued, exercised and expired during the three months ended March 31, 2019 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2018	2,727,253	$3.62
Issued	—	—
Exercised	—	—
Expired	1,000,000	2.29
Balance at March 31, 2019	1,727,253	$4.39

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at March 31, 2019		Original Exercise Price	Exercise price at December 31, 2018	Expiration Date
Warrant “G”	750,000	$	Expired	$10.00	$2.29	January 31, 2019
Warrant “H”	250,000	$	Expired	$12.00	$2.29	January 31, 2019
Warrant “I”	250,000		$2.29	$14.00	$2.29	January 31, 2020
	1,250,000

The Warrants “G”, “H” and “I” contain a round down provision providing that, in the event the Company sells grants or issues any Common Stock or options, warrants, or any instrument convertible into shares of Common Stock or equity in any other form at a deemed per share price below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. At such time when the T Squared has paid down the warrants to an exercise price of $0.02 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision. Due to the existence of the round down provision, the Warrants “G”, “H” and “I” were carried in the consolidated financial statements as derivative liabilities at fair value. However, on July 1, 2018, the Company adopted ASU 2017-11 that states down round provisions no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, the Company used the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings to classify the instruments as equity. Warrants “G” and “H” were not exercised and expired on January 31, 2019.

In the Company’s 2017 offering of its Common Stock, the Company issued 1,215,000 units, each comprising one share of Common Stock, and one warrant exercisable for one share of Common Stock for $4.74 per share. In addition to the units issued and sold in this 2017 offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 85,050 shares of Common Stock at a purchase price of $4.74 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 16 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of March 31, 2019 and December 31, 2018, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,295,445 and $1,230,719 respectively, in accrued interest in other current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $64,726 and $62,163, respectively, for the three months ended March 31, 2019 and 2018, on the condensed consolidated statements of operations.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 21,692 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $200,000, during the three months ended March 31, 2019.

NOTE 17 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door and Viewpoint and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. The Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss). Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

In connection with the acquisitions of 42West, The Door, and Viewpoint, the Company assigned $8,476,027 of intangible assets, net of accumulated amortization of $3,105,306 and goodwill of $16,016,901 (after goodwill impairment of $1,857,000) as of March 31, 2019 to the Entertainment Publicity and Marketing segment. The balances reflected as of March 31, 2018 for Entertainment Publicity and Marketing segment comprise only 42West.

	Three months ended March 31,
	2019	2018
Revenues:
Entertainment publicity and marketing segment	$6,238,099	$5,455,733
Content production segment	78,990	329,192
Total	$6,317,089	$5,784,925
Segment Operating Income (Loss):
Entertainment publicity and marketing segment	$(414,628)	$525,739
Content production segment	(410,532)	(624,663)
Total	$(825,161)	$(98,924)
Interest expense	(287,970)	(267,426)
Other income, net	1,235,739	1,251,913
Income before income taxes	$122,608	$885,563

	As of March 31, 2019	As of December 31, 2018
Assets:
Entertainment publicity and marketing segment	$39,412,999	$34,372,195
Content production segment	2,430,254	3,617,399
Total assets	$41,843,253	$37,989,594

NOTE 18 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company in the amount of $55,014 and included in restricted cash as of March 31, 2019. The lease provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years.

The Door occupies space in New York. An entity wholly owned by the former Members of The Door is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $61,945 to the affiliate during the three months ended March 31, 2019 related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at March 31, 2019. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

The amortizable life of the right of use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right of use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	January 1, 2019	March 31, 2019
Assets
Right of use asset	$7,547,769	$6,904,563

Liabilities
Current
Lease liability	$1,394,479	$1,400, 257

Noncurrent
Lease liability	$6,298,437	$5,943,870

Total lease liability	$7,692,916	$7,344,127

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three months ended March 31, 2019.

Lease costs	Classification	Three months ended March 31, 2019

Operating lease costs	Selling, general and administrative expenses	$517,178
Operating lease costs	Direct costs	60,861
Sublease income	Selling, general and administrative expenses	(47,099)
Net lease costs		$530,940

Maturities of lease liabilities were as follows:

2019 (excluding three months ended March 31, 2019	$1,472,545
2020	1,882,905
2021	1,540,524
2022	918,615
2023	922,388
Thereafter	2,844,901
Total lease payments	$9,581,878
Less Imputed interest	(2,237,751)
Present value of lease liabilities	$7,344,127

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right of use asset. The weighted average remaining lease term for our operating leases was 6 years at March 31, 2019.

On February 19 2019, the Company entered into an agreement to lease 3,024 square feet of office space in Coral Gables, Florida. The lease is for a period of 62 months from the commencement date, at a monthly lease rate of $9,954 with annual increases of 3%. The rent payments are abated for the first four months of the lease after the commencement date. Per the lease agreement, the commencement date is defined as the earlier of (i) date on which landlord delivers to the tenant possession of the premises with the work (as defined in the lease) substantially completed and (ii) the date of which the tenant begins occupying the premises for the conduct of business. The lease allows for a tenant improvement allowance to build out the space and any cost of the improvements over the tenant allowance are the Company’s responsibility. The landlord is responsible for the construction of the improvements. The Company evaluated the provisions of the lease and determined that (i) it does not have the right to obtain the partially constructed underlying asset during the construction, (ii) the lessor does not have an enforceable right to payment for its performance to date (iii) the asset has an alternative use to the lessor and (iv) the Company does not own the land or the property improvements being constructed. As such this lease was not included in the right of use asset or lease liabilities on the Company’s consolidated balance sheet as of March 31, 2019.

The Company adopted ASU 2016-02 with respect to leases effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the third-party claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of March 31, 2019, the Company had not received any other notifications related to this action.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc.  2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the three months ended March 31, 2019, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by Internal Revenue Service. The Company’s contributions were $35,027 during the three months ended March 31, 2019. Contributions to the 42West 401(K) plan that was in existence during the three months ended March 31, 2019, are at the discretion of management. The Company’s contributions were $60,278, for the three months ended March 31, 2019. 42West has since adopted the Company’s plan.

Employment Contracts

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement is through December 31, 2020 and the contract defines base compensation and a bonus structure based on Viewpoint achieving certain financial targets. Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets. The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. Neither agreement provides for guaranteed increases to the base salary. The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

As a condition to the closing of the acquisition of 42West each of the three principal sellers entered into employment agreements (the “Employment Agreements”) with the Company and have agreed to continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and contain provisions for termination and as a result of death or disability. During the term of the Employment Agreement, these persons are entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as are entitled to paid vacation in accordance with the Company’s policy. Each of the Employment Agreements contains lock-up provisions pursuant to which each such person has agreed to certain transfer restrictions with respect to the shares of Common Stock received in connection with the acquisition of 42West.

On April 5, 2018, the principal sellers of 42West signed amendments to their respective employment agreements that modified the annual bonus provisions. These amendments eliminated the rights of each of them (i) to be eligible to receive in accordance with the provisions of the Company’s incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of each such employment agreement, of $200,000 in shares of Common Stock  based on the 30-day trading average closing price of such common stock. The amendment provides for each of the Principal Sellers to be eligible under the Company’s incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of March 31, 2019.

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans are conducting an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. During 2018, 42West came to an agreement with the Plans to pay $314,256 over a twelve-month period. During the three months ended March 31, 2019, it paid an aggregate amount of $83,763 to the Plans related to this agreement. The remaining balance of $90,888 is recorded in other current liabilities on the condensed consolidated balance sheet as of March 31, 2019. As of December 31, 2018, the Company had accrued $174,651 in its consolidated balance sheet related to the audit.

NOTE 20 – SUBSEQUENT EVENTS

On April 1, 2019, the Company paid $300,000 to two sellers of 42West for Put Rights that were exercised on March 12 and 20, 2019.

On April 10, 2019, the Company paid $75,000 to one of the sellers of 42West for a Put Right that was exercised on March 21, 2019.

On April 30, 2019, pursuant to the share purchase agreement, the Company made payments in the aggregate amount of $230,076, net of a working capital adjustment, to the sellers of Viewpoint for the second installment of the purchase price.

On May 6, 2019, the Company paid $50,000 to one of the sellers of 42West for a Put Right that was exercised on the same day.

On May 13, 2019, one of the sellers of 42West notified the Company that they would be exercising puts pursuant to the Put Agreements in the aggregate amount of 16,269 shares of Common Stock at a purchase price of $9.22 per share.

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

Through our subsidiaries, 42West and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. The Door and 42West are both recognized global leaders in the PR services for the industries they serve. Our recent acquisition of Viewpoint has added full-service creative branding and production capabilities to our marketing group. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding and the production of marketing video content. The content production segment is composed of Dolphin Films and Dolphin Digital Studios, which produce and distribute feature films and digital content.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. By way of example, both 42West and The Door have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social medial awareness and engagement. Thus, we believe that our acquisition of Viewpoint provides a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space, and has the potential to fuel topline revenue growth by driving increases in average revenue per client with the cross-selling of video content creation services. We have identified potential acquisition targets and are in various stages of discussion with such targets. We believe that our existing portfolio of public relations and marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class service providers across a variety of entertainment and lifestyle verticals. We further believe that new acquisitions in this space would improve our portfolio’s breadth and depth of services and, therefore, we would be able to offer an even more compelling opportunity for other industry leaders to join, and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment. We intend to complete additional acquisitions during 2019, but there is no assurance that we will be successful in doing so, whether in 2019 or at all.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2018, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2018 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through additional sales of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially.

Revenues

For the three months ended March 31, 2019 and 2018, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. For the three months ended March 31, 2019, revenue form content production segment was derived primarily from the domestic distribution of Max Steel. For the three months ended March 31, 2018, the content production segment revenues were derived from the domestic and international distribution of Max Steel.  Revenue by percentage of aggregate revenue for our two segments for the quarters ended March 31, 2019 and 2018 is set forth below:

	For the three months ended March 31,
	2019	2018
Revenues:
Entertainment publicity and marketing	98.7%	94.3%
Content production	1.3%	5.7%
Total revenue	100.0%	100.0%

Entertainment Publicity and Marketing

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we currently have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business as well as through acquisition of new businesses within the same industry. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii)  individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals and (vi) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements or project-based fees.

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

•

Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

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

Content Production

Dolphin Films

For the three months ended March 31, 2019, we derived revenues from Dolphin Films primarily through the domestic distribution of our motion picture, Max Steel. For the three months ended March 31, 2018, we derived revenues from the domestic and international distribution of Max Steel.

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

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. For the three months ended March 31, 2019 and 2018, the majority of revenues from Max Steel were derived from these channels.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to the applicable maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary and the Max Steel VIE will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of March 31, 2019, was $0.6 million. We are not parties to either of these loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we have provided a $620,000 backstop to the guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

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

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through loans sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there is no assurance that we will be able to obtain the financing necessary to produce any of these feature films.

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

Other Income and Expenses

For the three months ended March 31, 2019 other income and expenses consisted of: (1) changes in fair value of put rights; (2) changes in fair value of contingent consideration; (3) loss on extinguishment of debt; (4) other income and (5) interest expense. For the three months ended March 31, 2018 other income and expenses consisted of (1) changes in the fair value of warrant liabilities; (2) changes in the fair value of the put rights; (3) change in fair value of contingent consideration and (4) interest expense.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 as compared to three months ended March 31, 2018

Revenues

For the three months ended March 31, 2019 and 2018 our revenues were as follows:

	For the three months ended March 31,
	2019	2018
Revenues:
Entertainment publicity and marketing segment	$6,238,099	$5,455,733
Content production segment	78,990	329,192
Total revenue	$6,317,089	$5,784,925

Revenues from entertainment publicity and marketing increased by approximately $0.8 million, for the three months ended March 31, 2019, as compared to the same period in the prior year. The increase was due primarily to the addition of revenues of The Door and Viewpoint which we acquired on July 5, 2018 and October 31, 2018, respectively, partially offset by the decrease in revenues of 42West caused by the departure of several publicists in June of 2018.

Revenues from content production decreased by approximately $0.3 million for the three months ended March 31, 2019, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture is recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We continue to record revenues, to a significantly lesser extent, from home entertainment, and from pay and free TV in the domestic market.

On September 4, 2018, our domestic distributor, Open Road, filed for Chapter 11 bankruptcy protection. The assets of Open Road were sold on December 21, 2018 to Raven Capital, with the final transaction closing in February 2019. We expect that our domestic distribution agreements for Max Steel and Believe, which were purchased in the sale of the assets of Open Road, will continue on the same terms as agreed upon with Open Road.

Expenses

For the three months ended March 31, 2019 and 2018, our expenses were as follows:

	For the three months ended
	March 31,
	2019	2018
Expenses:
Direct costs	$1,187,419	$571,336
Selling, general and administrative	795,867	873,945
Depreciation and amortization	481,642	371,181
Legal and professional	375,909	459,580
Payroll	4,301,413	3,607,807
Total expenses	$7,142,250	$5,883,849

Direct costs increased by approximately $0.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Direct costs related to the entertainment publicity and marketing segment were approximately $1.1 million for the three months ended March 31, 2019 as compared to $0.3 million for the three months ended March 31, 2018. The increase was primarily due to the direct costs associated with the addition of operations of The Door and Viewpoint. Entertainment publicity and marketing direct costs for the three months ended March 31, 2018 was composed of only the direct costs for 42West. Direct costs related to the content production segment were approximately $0.1 million for the three months ended March 31, 2019 as compared to $0.2 million for the three months ended March 31, 2018. Direct costs for the content production segment consisted primarily of (i) amortization of capitalized production costs; (ii) residual payments made to the guilds and (iii) distributor costs to produce DVD’s. Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. As a result, because revenues from content production were higher for the three months ended March 31, 2018 as compared to the three months ended March 31, 2019, direct costs were higher for the prior-year period.

We reclassified approximately $0.2 million of selling, general and administrative costs related to health insurance and workmen’s compensation insurance that were included for the three months ended March 31, 2018 costs to payroll expense to conform with the presentation of the three months ended March 31, 2019. Selling, general and administrative expenses decreased by approximately $0.01 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease is mainly due to a reclassification of the amortization of our favorable lease assets to rent expense when we adopted ASC 842 offset by collection of an accounts receivable that had been previously written off.

Depreciation and amortization increased by approximately $0.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase in depreciation and amortization expense was primarily related to amortization of intangible assets acquired through the acquisitions of The Door and Viewpoint. For the three months ended March 31, 2019, depreciation and amortization included the intangible assets of 42West, The Door and Viewpoint. For the three months ended March 31, 2018, amortization of intangible assets only comprised only those of 42West.

Legal and professional fees decreased by approximately $0.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, in spite of including legal and professional fees for The Door and Viewpoint for the three months ended March 31, 2019. The decrease was mainly attributable to an overall decrease in the use of consultants in both the entertainment publicity and marketing segment and the content production segment.

Payroll expenses increased by approximately $0.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase is primarily due to the addition of payroll for The Door and Viewpoint in the entertainment and publicity segment offset by a decrease in the payroll expense of 42West related to the departures of certain senior publicists in mid-2018.

Other Income and Expenses

	For the three months ended
	March 31,
	2019	2018
Other Income and expenses:
Loss on extinguishment of debt	$(21,287)	$—
Change in fair value of warrant liability	—	168,317
Change in fair value of put rights	1,527,026	1,083,596
Change in fair value of contingent consideration	(270,000)	—
Interest expense	(287,970)	(267,426)
Total	$947,769	$984,487

During the three months ended March 31, 2019, a holder of a convertible promissory note elected to convert the principal on the promissory note thereunder into 53,191 shares of our Common Stock pursuant to the terms of the promissory note, at a conversion price of $1.41 per share. On the date of the conversion, the market price of our Common Stock was $1.81 per share, resulting in a loss on extinguishment of debt of $0.02 million.

The fair value of Put Rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the Put Rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the Put Rights decreased by approximately $1.5 million and $1.1 million, respectively, for the three months ended March 31, 2019 and 2018.

The fair value of contingent consideration related to our acquisition of The Door was recorded at fair value on our balance sheets on the acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the three months ended March 31, 2019, the fair value of the contingent consideration increased by approximately $0.3 million.

Interest expense increased by approximately $0.02 million for the three months ended March 31, 2019 as compared to the same periods in the prior year, primarily due to 2018 convertible note payable.

Net Income

Net income was approximately $0.1 million or 0.01 per share based on 15,944,443 weighted average shares outstanding and $(1.4) million or $(0.08) per share based on 18,690,377 weighted average shares outstanding for fully diluted (loss) earnings per share for the three months ended March 31, 2019, and net income was approximately $0.8 million or $0.07 per share based on 12,517,660 weighted average shares outstanding and $0.07 per share based on 12,786,065 weighted average shares outstanding on a fully diluted basis for the three months ended March 31, 2018. The decrease for the three months ended March 31, 2019 as compared to March 31, 2018 was primarily attributable to our increased expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three months ended March 31, 2019 as compared to three months ended March 31, 2018

Cash flows used in operating activities for the three months ended March 31, 2019 were $0.4 million compared to immaterial cash flows provided by operating activities for the three months ended March 31, 2018. The decrease in cash provided by operating activities was primarily due to (i) collection of receivables from the motion picture Max Steel during 2018 and (ii) decrease in cash flows provided by operations before changes in operating assets and liabilities of approximately $0.7 million, offset by an increase in other current liabilities and other noncurrent liabilities mainly related to the future installments of consideration for the stock purchase of Viewpoint.

Cash flows used in investing activities were for purchases of fixed assets and were substantially the same as compared to the same period in prior year.

Cash flows used in financing activities for three months ended March 31, 2019 were approximately $1.5 million as compared to $0.7 million of cash flows used in financing activities during the three months ended March 31, 2018. Cash flows used in financing activities for the three months ended March 31, 2019 consisted primarily of (i) $0.1 million of net repayment of debt related to Max Steel; (ii) $0.5 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iii) repayment of a note payable offset by $0.2 million received from the issuance of a convertible note; (iv) second installment of the consideration for The Door and (v) final installment in the consideration paid to employees of 42West to settle change of control provisions in their employment contracts. By contrast cash flows used in financing activities during the three months ended March 31, 2018 consisted primarily of (i) $1.7 million in proceeds from our line of credit with Bank United; (ii) $0.8 million used to repay our line of credit with City National; (iii) $0.5 million used to purchase Common Stock pursuant to Put Rights that were exercised; (iii) and $0.1 million used to repay a related party note.

As of March 31, 2019 and 2018, we had cash available for working capital of approximately $3.6 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $4.5 million, respectively, and a working capital deficit of approximately $15.5 million and $13.0 million, respectively.

These factors, along with an accumulated deficit of $94.4 million as of March 31, 2019, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of March 31, 2019, our total debt was approximately $13.5 million and our total stockholders’ equity was approximately $9.9 million. Approximately $5.2 million of the total debt as of March 31, 2019 represents the fair value of Put Rights in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.3 million of our indebtedness as of March 31, 2019 ($0.7 million outstanding under the prints and advertising loan agreement plus $1.6 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of March 31, 2019 were approximately $0.6 million and $0.04 million, respectively.

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

Put Rights

In connection with the 42West acquisition, pursuant to Put Agreements, we granted the sellers Put Rights to require us to purchase up to an aggregate of 1,187,087 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the three months ended March 31, 2019, we purchased 127,711 shares of our Common Stock from certain of the sellers in accordance with the Put Agreements. An aggregate purchase price of $475,000 has been paid for these put rights exercised and another $702,500 remains unpaid.

In March of 2018, we entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have put rights to require us to purchase an additional 20,246 shares of Common Stock, including in respect of the earn out consideration. None of these put rights were exercised during the three months ended March 31, 2019. See Note 3—Mergers and Acquisitions for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, or Max Steel Holdings, entered into a loan and security agreement, or the P&A Loan, providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. As of March 31, 2019, we recorded a balance of $0.7 million, including accrued interest of $.04 million, related to this agreement on our condensed consolidated balance sheets.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. During the three months ended March 31, 2019, Max Steel Holdings collected approximately $0.1 million from an accounts receivable that had previously been written off and recorded this amount on our consolidated statement of operations.  We had a balance of $1.6 million related to this agreement on our condensed consolidated balance sheet as of March 31, 2019.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn under the Loan Agreement is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. As of March 31, 2019, we recorded a balance of $1.7 million related to this Loan Agreement.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of March 31, 2019, we were in compliance with all covenants under the Loan Agreement.

Promissory Notes

Nonconvertible Notes

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand to KCF Investments LLC, an entity controlled by Mr. Stephen L Perrone, an affiliate of Dolphin. The proceeds from this note were used for working capital. On December 10, 2018, we agreed to exchange this promissory note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019. The promissory note may be repaid at any time prior to maturity without a penalty. During the three months ended March 31, 2019, we repaid $0.02 million of the principal of the this note.

On November 30, 2017, we entered into an unsecured promissory note that matures on January 15, 2020 and received $200,000. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On June 14, 2017, we entered into an unsecured promissory note that matures two years after issuance and received $400,000. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

We have a balance of $681,887 in current liabilities and $391,117 in noncurrent liabilities related to the foregoing nonconvertible notes in our balance sheet as of March 31, 2019.

Convertible Notes

2019 Convertible Debt

On March 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a securities purchase agreement with Pinnacle Family Office L.P., dated the same date. Interest on the convertible promissory note is payable on a quarterly basis and the convertible promissory note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note we must (i) pay the holder of the convertible promissory note a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to the holder of the convertible promissory note warrants to purchase 100,000 shares of our common stock with an exercise price equal to $2.29 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of our common stock at any time at a price per share equal to $2.29, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. As of March 31, 2019, we have a balance of $1.4 million, net of a debt discount of $0.1 million, on our condensed consolidated balance sheet and recorded $0.03 million of interest expense on its condensed consolidated statement of operations for the three months ended March 31, 2019.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $550,000. The convertible promissory notes mature during the third quarter of 2019 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price of either (i) the 90 day average closing market price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. As of March 31, 2019, we had a balance of $550,000 in current liabilities related to these convertible promissory notes.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Leases

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets. The Company adopted this new accounting guidance effective January 1, 2019. In July 2018, the FASB added an optional transition method which we elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, we elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.

We determine if an arrangement is a lease at the lease commencement date. In addition to our lease agreements, we review all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on our consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability”, in their respective classifications, on our consolidated balance sheet.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using our incremental borrowing rate as of January 1, 2019. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by us and excluding any lease incentives received from the Lessor. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). Applying this newly adopted guidance, we recognize revenue when promised goods or services are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue from public relations consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

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

Put Rights

In connection with the 42West acquisition, we entered into Put Agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the Put Rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of Common Stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the Put Agreements, through specified dates in  December 2020. During the three months ended March 31, 2019, we purchased 127,711 shares of Common Stock and paid an aggregate amount of $475,000 to the sellers of 42West, with $702,500 still payable and included in the current portion of put rights on our condensed consolidated balance sheet.

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

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of March 31, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	2.23% - 2.42%	2.47% - 2.59%
Annual Asset Volatility Estimate	40.0%	65%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to March 31 ,2019:

Beginning fair value balance on December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	270,000
Ending fair value balance on March 31, 2019	$820,000

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we did not have any material off-balance sheet arrangements.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by our subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019, which have not been fully remediated as of the date of the filing of this report.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter we documented month-end and quarter-end procedures, including individuals responsible for the preparation, review and approval of the period end close, all in connection with our efforts to remediate the material weakness described above. During our last fiscal quarter, there has otherwise been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 15, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2019 – 1/31/2019	—	$—	—	—
2/1/2019 – 2/28/2019	7,049	9.22	—	—
3/1/2019 – 3/31/2019	120,662	9.22	—	—
Total	127,711	$9.22	—	—

(1)

Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the sellers exercised their Put Rights for an aggregate of 127,711 shares of Common Stock and were paid an aggregate amount of $475,000, with $702,500 still outstanding to be paid. See Note 3—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Put Agreements.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2019.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer