Form 10-Q
period 2019-06-30
Dolphin Entertainment, Inc.
filed 2019-08-13
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

The number of shares of common stock outstanding was 14,311,538 as of August 6, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current
Cash and cash equivalents	$2,559,367	$5,542,272
Restricted cash	732,920	732,368
Accounts receivable, net of allowance for doubtful accounts of $274,861 and $283,022, respectively.	2,479,299	3,173,107
Other current assets	614,301	620,970
Total current assets	6,385,887	10,068,717

Capitalized production costs, net	785,039	724,585
Intangible assets, net of accumulated amortization of $3,494,560 and $2,714,785, respectively.	8,086,773	9,395,215
Goodwill	15,996,977	15,922,601
Right-of-use asset	6,529,077	—
Property, equipment and leasehold improvements, net	1,040,021	1,182,520
Investments	220,000	220,000
Deposits and other assets	534,735	475,956
Total Assets	$39,578,509	$37,989,594

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of June 30, 2019	As of December 31, 2018
LIABILITIES
Current
Accounts payable	$769,974	$944,232
Other current liabilities	6,110,389	7,238,507
Line of credit	1,700,390	1,700,390
Put rights	4,030,280	4,281,595
Accrued compensation	2,625,000	2,625,000
Debt	2,312,461	2,411,828
Loan from related party	1,107,873	1,107,873
Contract liabilities	192,471	522,620
Lease liability	1,408,120	—
Convertible notes payable, net of debt discount	1,988,462	625,000
Notes payable	283,952	479,874
Total current liabilities	22,529,372	21,936,919
Noncurrent
Put rights	677,911	1,702,472
Convertible notes payable	1,044,232	1,376,924
Notes payable	769,338	612,359
Contingent consideration	460,000	550,000
Lease liability	5,608,045	—
Other noncurrent liabilities	—	1,034,393
Total noncurrent liabilities	8,559,526	5,276,148
Total Liabilities	31,088,898	27,213,067

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 14,394,562 and 14,123,157, respectively, issued and outstanding at June 30, 2019 and December 31, 2018	215,918	211,849
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	1,000	1,000
Additional paid in capital	103,571,126	105,092,852
Accumulated deficit	(95,298,433)	(94,529,174)
Total Stockholders' Equity	8,489,611	10,776,527
Total Liabilities and Stockholders' Equity	$39,578,509	$37,989,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing	$6,273,983	$5,121,487	$12,523,890	$10,577,220
Content production	—	97,961	78,990	427,153
Total revenues	6,273,983	5,219,448	12,602,880	11,004,373

Expenses:
Direct costs	1,279,657	295,765	2,467,076	865,199
Selling, general and administrative	1,071,460	585,214	1,859,623	1,381,958
Depreciation and amortization	478,560	375,163	960,203	746,343
Legal and professional	449,060	356,002	832,732	844,488
Payroll	4,197,324	3,538,037	8,510,486	7,196,042
Total expenses	7,476,061	5,150,181	14,630,120	11,034,030
Income (loss) before other income (expenses)	(1,202,078)	69,267	(2,027,240)	(29,657)

Other income (expenses):
Loss on extinguishment of debt	—	(53,271)	(21,287)	(53,271)
Acquisition costs	—	(34,672)	—	(34,672)
Change in fair value of warrant liability	—	350,115	—	518,432
Change in fair value of put rights	251,350	333,043	1,778,376	1,416,639
Change in fair value of contingent consideration	360,000	—	90,000	—
Interest expense and debt amortization expense	(301,139)	(265,992)	(589,108)	(533,419)
Total other income (expenses)	310,211	329,223	1,257,981	1,313,709
(Loss) income before income taxes	$(891,867)	$398,490	$(769,259)	$1,284,052
Income taxes	—	(228,016)	—	(280,620)
Net (loss) income	$(891,867)	$170,474	$(769,259)	$1,003,432

(Loss) income per Share:
Basic	$(0.06)	$0.01	$(0.05)	$0.08
Diluted	$(0.06)	$(0.01)	$(0.13)	$(0.03)
Weighted average number of shares used in per share calculation
Basic	15,969,926	12,349,014	15,957,085	12,432,872
Diluted	19,172,087	14,032,001	19,671,124	14,533,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(769,259)	$1,003,432
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	960,203	746,343
Amortization of capitalized production costs	—	203,560
Amortization of beneficial conversion on debt	72,657	—
Loss on extinguishment of debt	21,287	53,271
Bad debt and recovery of account receivable written off, net	(115,784)	(7,421)
Change in fair value of warrant liability	—	(518,432)
Change in fair value of put rights	(1,778,376)	(1,416,639)
Change in fair value of contingent consideration	(90,000)	—
Change in deferred tax	—	249,276
Change in deferred rent	—	40,172
Changes in operating assets and liabilities:
Accounts receivable	809,592	866,534
Other current assets	6,669	(90,211)
Capitalized production costs	(60,454)	(12,500)
Deposits and other assets	(58,779)	40,219
Contract liability	(330,149)	—
Accrued compensation	—	125,000
Accounts payable	(174,258)	(363,066)
Lease liability, net	100,574	—
Other current liabilities	346,511	(441,992)
Other noncurrent liabilities	(217,713)	(491,352)
Net Cash (Used in) Operating Activities	(1,277,279)	(13,806)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(37,929)	(49,813)
Net Cash (Used in) Investing Activities	(37,929)	(49,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,700,390
Repayment of the line of credit	—	(750,000)
Proceeds from note payable	1,110,457	—
Proceeds from issuance of detachable warrants	89,543	—
Repayment of notes payable	(38,942)	—
Repayment of debt	(99,367)	(1,038,728)
Sale of common stock and warrants (unit) in Offering	—	81,044
Employee shares withheld for taxes	—	(56,091)
Exercise of put rights	(1,365,500)	—
Repayment to related party	—	(601,001)
Advances from related party	—	(2,515,000)
Acquisition of Viewpoint	(230,076)	—
Acquisition of The Door	(771,500)	—
42West settlement of change of control provision	(361,760)	(20,000)
Net Cash (Used in) Financing Activities	(1,667,145)	(3,199,386)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,982,353)	(3,263,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,274,640	5,296,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$3,292,287	$2,033,868

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$151,100	$88,047

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of note payable into shares of common stock	$75,000	$276,425
Issuance of shares of Common Stock related to the acquisitions	$1,000,000	$—
Liability for contingent consideration for the acquisitions	$460,000	$—
Liability for put rights to the Sellers of 42West	$4,708,191	$4,809,371

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the six months ended June 30,
	2019	2018

Cash and cash equivalents	$2,559,367	$2,033,868
Restricted cash	732,920	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$3,292,287	$2,033,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the six months ended June 30, 2019 and 2018

For the six months ended June 30, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(891,867)	(891,867)
Value of warrants and beneficial conversion of convertible promissory note	—	—	—	—	166,887	—	166,887
Shares retired from exercise of puts	—	—	(32,538)	(490)	(690,010)	—	(690,500)
Balance June 30, 2019	50,000	$1,000	14,394,562	$215,918	$103,571,126	$(95,298,433)	$8,489,611

For the six months ended June 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the three months ended March 31, 2018	—	—	—	—	—	832,958	832,958
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Issuance of shares related to acquisition of 42West	—	—	760,694	11,410	(31,410)	—	(20,000)
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Shares retired from exercise of puts	—	—	(100,504)	(1,508)	(1,688,492)	—	(1,690,000)
Balance March 31, 2018	50,000	$1,000	11,229,144	$168,437	$97,141,970	$(92,066,722)	$5,244,685
Net income for the three months ended June 30, 2018	—	—	—	—	—	170,474	170,474
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(223,755)	(3,356)	(446,644)	—	(450,000)
Balance June 30, 2018	50,000	$1,000	11,090,688	$166,360	$97,020,742	$(91,896,248)	$5,291,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Cybergeddon Productions, LLC, Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC (“Max Steel Holdings”), Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door and Viewpoint.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The Company did not adopt any other accounting pronouncement during the three and six months ended June 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net loss of $891,867 and $769,259, respectively for the three and six months ended June 30, 2019, and had an accumulated deficit of $95,298,433 as of June 30, 2019. As of June 30, 2019, the Company had a working capital deficit of $16,143,485 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its common stock, par value $0.015 per share (“Common Stock”), sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

NOTE 3 — MERGERS AND ACQUISITIONS

Viewpoint

On October 31, 2018, (the “Viewpoint Closing Date”) the Company acquired all of the issued and outstanding capital stock of Viewpoint, a Massachusetts corporation (the “Viewpoint Purchase”), pursuant to a share purchase agreement (the “Viewpoint Purchase Agreement”), among the Company and the former holders of Viewpoint’s outstanding capital stock (the “Viewpoint Shareholders”). Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

The total consideration payable to the Viewpoint Shareholders in respect of the Viewpoint Purchase comprises the following: (i) $500,000 in shares of Common Stock, based on a price per share of Common Stock of $2.29, (ii) $1.5 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses). On the Viewpoint Closing Date, the Company issued to the Viewpoint Shareholders 218,088 shares of Common Stock and paid the Viewpoint Shareholders an aggregate of $750,000 in cash (the “Initial Consideration”), adjusted for working capital, indebtedness and certain transaction expenses. Pursuant to the Viewpoint Purchase Agreement, the Company paid to the Viewpoint Shareholders an additional $230,076 cash ($250,000 less a working capital adjustment) on April 30, 2019 and has agreed to pay $250,000 on each of October 31, 2019 and April 30, 2020 for a total of $750,000, less any adjustments for working capital (the “Post Closing Consideration” and, together with the Initial Consideration, the “Viewpoint Purchase Consideration”). The Viewpoint Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The provisional acquisition-date fair value of the consideration transferred totaled $1,960,165, which consisted of the following:

Common Stock issued at closing (218,088 shares)	$427,452
Cash Consideration paid at closing	750,000
Working capital adjustment, net	32,713
Cash Installment paid on April 30, 2019	250,000
Cash Installment to be paid on October 31, 2019 (included in other current liabilities)	250,000
Cash Installment to be paid on April 30, 2020 (included in other current liabilities)	250,000
$1,960,165

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Viewpoint Closing Date (as adjusted). Amounts in the table are provisional estimates that may change, as described below.

Cash	$206,950
Accounts receivable	503,906
Other current assets	102,411
Property, equipment and leasehold improvements	183,877
Prepaid expenses	32,067
Intangible assets	450,000
Total identifiable assets acquired	1,479,211

Accrued expenses	(165,284)
Accounts payable	(77,394)
Deferred tax liability	(182,416)
Contract liability	(190,854)
Total liabilities assumed	(615,948)
Net identifiable assets acquired	863,263
Goodwill	1,096,902
Net assets acquired	$1,960,165

Of the provisional fair value of the $450,000 of acquired identifiable intangible assets, $220,000 was assigned to customer relationships (5 years useful life) and $100,000 was assigned to the trade name (5-year useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method. In addition, the Company recognized a favorable lease intangible asset from the Company’s Massachusetts office lease in the amount of $130,000. The favorable lease intangible asset was amortized using the straight-line method over the remaining lease term of 26 months. On January 1, 2019, the Company adopted ASC 842 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $120,000.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The provisional amount of $1,096,902 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Viewpoint.

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the Company’s unaudited pro forma consolidated operations for the three and six months ended June 30, 2018 as if Viewpoint had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Company for such period:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Revenue	$6,262,785	$14,335,476
Net (loss) income	$(107,321)	$1,210,392

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

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 31, 2018 and the related measurement period adjustments to the fair values recorded during the six months ended June 30, 2019:

	October 31, 2018 (As initially reported)	Measurement Period Adjustments	June 30, 2019 (As adjusted)
Cash	$206,950	$—	$206,950
Accounts receivable	503,906	—	503,906
Other current assets	102,411	—	102,411
Property, equipment and leasehold improvements	183,877	—	183,877
Prepaid expenses	32,067	—	32,067
Intangible assets	450,000	—	450,000
Total identifiable assets acquired	1,479,211	—	1,479,211

Accrued expenses	(165,284)	—	(165,284)
Accounts payable	(77,394)	—	(77,394)
Deferred tax liability	(190,854)	—	(190,854)
Contract liability	(206,636)	24,220	(182,416)
Total liabilities assumed	(640,168)	24,220	(615,948)
Net identifiable assets acquired	839,043	24,220	863,263
Goodwill	1,141,046	(44,144)	1,096,902
Net assets acquired	$1,980,089	$(19,924)	$1,960,165

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Viewpoint Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of October 31, 2018, the Company recorded the identifiable net assets acquired of $839,043 as shown in the table above in its consolidated balance sheet. During the six months ended June 30, 2019, the Company’s measurement period adjustments of $24,220 were made and, accordingly, the Company recognized these adjustments in its June 30, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $863,263 as shown in the table above. The Company also made a provisional working capital adjustment of $19,924 that was deducted from the second installment paid to the Viewpoint Shareholders on April 30, 2019.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at October 31, 2018	$1,141,046
Changes to estimated fair values
Deferred tax liability	(24,220)
Working capital adjustment	(19,924)
Adjusted goodwill reported at June 30, 2019	$1,096,902

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

The total consideration payable to the former members of The Door (the “Members”) in respect of the Merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Closing Date, the Company issued to the Members 307,692 shares of Common Stock and paid the Members an aggregate of $1.0 million in cash (the “Initial Consideration”). In October of 2018, the Company agreed to advance $274,500 of the second installment due January 3, 2019 to the Members so they could meet their tax obligations. Pursuant to the Merger Agreement, on January 3, 2019, the Company paid an aggregate of $725,500 and issued 307,692 shares of Common Stock to the Members (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as Stock Consideration has not been registered under the Securities Act.

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
JUNE 30, 2019

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

The acquisition-date fair value of the consideration transferred totaled $5,999,323, which consisted of the following:

Common Stock issued at closing (307,692 shares)	$1,123,077
Common Stock issued on January 3, 2019 (307,692 shares)	1,123,077
Cash paid to Members’ on Closing Date	882,695
Members’ transaction costs paid on Closing Date	117,305
Cash paid October 2018	274,500
Cash paid on January 3, 2019	725,500
Contingent Consideration	1,620,000
Working capital adjustment ($46,000 paid in cash on March 12, 2019. $87,169 will be issued in shares of stock at a later date)	133,169
$5,999,323

The Company has engaged an independent third-party valuation expert to determine the fair values of the various forms of consideration transferred. The fair values of the 307,692 shares of Common Stock issued on the Closing Date and the 307,692 shares of Common Stock issued on January 3, 2019 were determined based on the closing market price of the Company’s Common Stock on the Closing Date of $3.65 per share.

The Contingent Consideration arrangement requires that the Company issue up to 1,538,462 shares of Common Stock and up to $2 million in cash to the Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The fair value of the Contingent Consideration at the Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 2.11% and 2.67% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 20.0% and 20.5%, and an annual asset volatility estimate of 62.5%. Changes in the fair value on the Contingent Consideration are recorded at each balance sheet date with changes reflected as gains or losses on the condensed consolidated statement of operations.  See Note 10 for further discussion on the fair value as of June 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Door Closing Date.

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

Of the calculation of $2,110,000 of acquired intangible assets, $1,010,000 was assigned to customer relationships (10-year useful life), $670,000 was assigned to the trade name (10-year useful life), $260,000 was assigned to non-competition agreements (2-year useful life) and $170,000 was assigned to a favorable lease from the New York City location (26 months useful life), that were recognized at fair value on the Closing Date. On January 1, 2019, the Company adopted ASC 842 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $130,769.

The fair value of accounts receivable acquired is $469,344.

The fair values of property and equipment and leasehold improvements of $105,488, and other assets of $62,525, are based on The Door’s carrying values prior to the Merger, which approximate their fair values.

The amount of $3,978,215 of goodwill was assigned to the Entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of The Door.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the Company’s pro forma consolidated operations for the three and six months ended June 30, 2018 as if The Door had been acquired on January 1, 2018 and its results had been included in the consolidated results of the Company for such period:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Revenue	$6,848,310	$14,247,354
Net income	$519,443	$1,509,350

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
JUNE 30, 2019

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

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the Closing Date and the related measurement period adjustments to the fair values recorded during the six months ended June 30, 2018:

	July 5, 2018 (As initially reported)	Measurement Period Adjustments	June 30, 2019 (As adjusted)
Cash	$89,287	$—	$89,287
Accounts receivable	469,344	—	469,344
Property, equipment and leasehold improvements	105,488	—	105,488
Prepaid expenses	31,858	—	31,858
Other assets	30,667	—	30,667
Intangible assets	2,110,000	—	2,110,000
Total identifiable assets acquired	2,836,644	—	2,836,644

Accrued expenses	(203,110)	—	(203,110)
Accounts payable	(1,064)	—	(1,064)
Unearned income	(15,500)	—	(15,500)
Other liabilities	(1,913)	—	(1,913)
Deferred tax liability	(584,378)	(9,571)	(593,949)
Total liabilities assumed	(805,965)	(9,571)	(815,536)
Net identifiable assets acquired	2,030,679	(9,571)	2,021,108
Goodwill	3,835,475	142,740	3,978,215
Net assets acquired	$5,866,154	$133,169	$5,999,323

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of the Closing Date, the Company recorded the identifiable net assets acquired of $2,030,679 as shown in the table above in its condensed consolidated balance sheet. The Company has reflected adjustments of $142,740 made during the Company’s measurement period on its June 30, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $2,021,108 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at July 5, 2018	$3,835,475
Changes to estimated fair values
Working capital adjustment	133,169
Deferred tax liability	9,571
Adjusted goodwill at June 30, 2019	$3,978,215

The estimated fair value of the deferred tax liability increased by $9,571 primarily due to the estimated expected future tax rate applied.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Also, in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West  for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three and six months ended June 30, 2019, respectively,  the sellers exercised Put Rights with respect to an aggregate of 74,891 and 202,602 shares of Common Stock. The Company paid $65,000 on February 2, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019, $75,000 on April 10, 2019, $50,000 on May 6, 2019, $350,000 on June 3, 2019 and $115,500 on June 28, 2019 related to these Put Rights. An additional $877,500 is due from the exercise of these Put Rights. As of June 30, 2019, the Company had purchased an aggregate of 731,607 shares of Common Stock from the sellers for an aggregate purchase price of $6,745,500, of which $175,000 was paid in July of 2019, and $702,500 is still outstanding.

The Company entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 20,246 shares of Common Stock in respect of the Earn Out Consideration.

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

Revenues earned from motion pictures were $0 and $97,961, for the three ended June 30, 2019 and 2018, respectively, and $78,990 and $427,153 for the six months ended June 30, 2019 and 2018, respectively. These revenues were attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortized capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method in the amounts of $53,862 and $203,560 for the three and six months ended June 30, 2018, related to Max Steel. As of each of June 30, 2019, and December 31, 2018, the Company had a balance of $629,585, recorded as capitalized production costs related to Max Steel.

The Company purchased scripts, including one from a related party, for other motion picture or digital productions and recorded $155,454 and $95,000 in capitalized production costs associated with these scripts as of June 30, 2019 and December 31, 2018, respectively. The Company intends to produce these projects, but they were not yet in production as of June 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

As of June 30, 2019, and December 31, 2018, the Company had total capitalized production costs of $785,039 and $724,585, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate that the Company should assess whether the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. The Company delivered the motion picture to the distributors and satisfied the other requirements of these agreements. For six months ended June 30, 2019, the Company received $116,067 from a foreign distributor that had been deemed uncollectible for the year ended December 31, 2018 and recorded it against bad debt expense in its condensed consolidated statement of operations. In addition, the domestic distributor of Max Steel reports to the Company on a quarterly basis the sales of the motion picture in the United States. As of June 30, 2019, the Company had $43,275 in accounts receivable related to the domestic revenues of Max Steel. There were no accounts receivable related to the revenues of Max Steel at December 31, 2018.

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of June 30, 2019 and December 31, 2018, the Company had accounts receivable balances of $2,436,024 and $3,173,107, respectively, net of allowance for doubtful accounts of $274,861 and $283,022, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had a balance of $614,301 and $620,970 in other current assets on its condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, these amounts were primarily composed of the following:

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

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of June 30, 2019 and December 31, 2018, the Company had a balance of $60,000 from these tax incentives.

Income tax receivable – The Company is owed an overpayment from taxes paid to State of New York.  As of each of June 30, 2019 and December 31, 2018, the Company had a balance of $62,776 from income tax receivable.

Capitalized costs – The Company capitalizes certain third-party costs used in the production of its marketing video content. As of June 30, 2019 and December 31, 2018, the Company had a balance of $3,576 and $76,313, respectively related to these third-party costs.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$720,777	$713,075
Computers and equipment	1,666,104	1,636,391
Leasehold improvements	732,869	732,870
	3,119,750	3,082,336
Less: accumulated depreciation and amortization	(2,079,729)	(1,899,816)
Property, equipment and leasehold improvements, net	$1,040,021	$1,182,520

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $89,306 and $180,428 for the three and six months ended June 30, 2019, respectively.

NOTE 6 — INVESTMENT

At June 30, 2019, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both June 30, 2019 and December 31, 2018, related to this investment.

NOTE 7 — DEBT

Loan and Security Agreement

During 2016, Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. The loan was partially secured by a $4,500,000 corporate guaranty from an unaffiliated third-party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The Company also granted the lender a security interest in bank account funds totaling $1,250,000. Once it was determined that the Max Steel would not generate sufficient funds to repay the lender, the unaffiliated party paid the lender the $4,500,000 to reduce the loan balance and the lender applied the $1,250,000 of the funds in the Company’s bank account to the reduce the loan balance. The loan is also secured by substantially all of the assets of Max Steel Holdings. As a result, if the lender forecloses on the collateral securing the loan, Max Steel Holding will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from the domestic distribution of Max Steel. In addition, the Company would impair the entire capitalized production costs of Max Steel included as an asset on its balance sheet, which as of June 30, 2019 was $629,585. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

As of June 30, 2019 and December 31, 2018, the Company had outstanding balances of $699,542 and $682,842, respectively, related to this agreement recorded on its condensed consolidated balance sheets in the caption debt. On its condensed consolidated statement of operations for the three and six months ended June 30, 2019, the Company recorded interest expense of $20,549 and $47,249, respectively, and $51,884 and $112,491 for the three and six months ended June 30, 2018, respectively, related to the P&A Loan. For the six months ended June 30, 2018, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company has balances in accrued interest of $1,698,280 and $1,624,754, respectively, as of June 30, 2019 and December 31, 2018 in other current liabilities on the Company’s condensed consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of June 30, 2019, and December 31, 2018, the Company had outstanding balances of $1,612,919 and $1,728,986, respectively, in the caption debt related to this Production Service Agreement on its condensed consolidated balance sheets, not including the accrued interest discussed above and included in other current liabilities.

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. As of June 30, 2019 and December 31, 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of June 30, 2019, the Company was in compliance with all covenants under the Loan Agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

NOTE 8 — NOTES PAYABLE

Convertible Notes

2019 Lincoln Park Note

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”), pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note in an initial principal amount of $1,100,000 (the “Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock (the “Lincoln Park Warrants”) at an exercise price of $2.00 per share.  The securities purchase agreement provides for issuance of warrants to purchase 137,500 shares of Common Stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates. The Lincoln Park Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at an initial conversion price equal to the lower of (a) $5.00 per share and (B) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share.  If an event of default under the Lincoln Park Note occurs prior to maturity, the Lincoln Park Note will be convertible into share of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The Lincoln Park Note matures on May 21, 2021 and can be paid at prior to the maturity date without any penalty.

On May 21, 2019, the date of the issuance of the Lincoln Park Note, the Company’s Common Stock had a market value of $1.37 per share. The Company determined that the Lincoln Park Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Lincoln Park Note of $1.18 per share, (after allocating a portion of the convertible debt to the warrants based on the fair value of the warrants) and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Lincoln Park Note. The Company recorded a beneficial conversion feature on the Note of $166,887 that is amortized and recorded as interest expense over the life of the Lincoln Park Note.  The original issue discount of $100,000 is amortized and recorded as interest expense over the life of the Lincoln Park Note. For the three months ended June 30, 2019, the Company recorded $11,120 of interest expense from the amortization of the original issue discount and beneficial conversion feature.  As of June 30, 2019, the Company had a balance of $844,234, net of $95,833 of original debt discount and $159,933 of beneficial conversion feature, related to the Lincoln Park Note in noncurrent liabilities on its condensed consolidated balance sheet.

In connection with the transactions contemplated by the securities purchase agreement, on May 20, 2019, the Company entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the Conversion Shares for resale by Lincoln Park under the Securities Act, if during the six-month period commencing on the date of the Registration Rights Agreement, the Company determines to file a resale registration statement with the Securities and Exchange Commission.

2019 Convertible Debt

On March 25, 2019, the Company issued a convertible promissory note agreement to a third-party investor and received $200,000 to be used for working capital. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted into shares of Common Stock at the note holder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. As of June 30, 2019, the Company had a balance of $200,000 in noncurrent liabilities related to this convertible promissory note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Pinnacle Note”) to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle. The Company used the proceeds of the convertible promissory note to finance the Company’s acquisition of The Door. The Company’s obligations under the Pinnacle Note are secured primarily by a lien on the assets of The Door and Viewpoint.

The Company must pay interest on the principal amount of the Pinnacle Note, at the rate of 8% per annum, in cash on a quarterly basis. The Pinnacle Note matures on January 5, 2020. The Company may prepay the Pinnacle Note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepays the Pinnacle Note, it must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of Common Stock with an exercise price equal to $3.25 per share. The Pinnacle Note also contains certain customary events of default. The holder may convert the outstanding principal amount of the Pinnacle Note into shares of Common Stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. At the Company’s election, upon a conversion of the Pinnacle Note, the Company may issue Common Stock in respect of accrued and unpaid interest with respect to the principal amount of the Pinnacle Note not converted by Pinnacle.

On the date of the Pinnacle Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature or debt discount by calculating the amount of shares using the conversion rate of the Pinnacle Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Pinnacle Note. The Company recorded a debt discount on the Note of $184,614 that is amortized and recorded as interest expense over the life of the Pinnacle Note.

For the three and six months ended June 30, 2019, the Company paid interest and recorded interest expense of $30,000 and $60,000, respectively related to the Pinnacle Note. For the three and six months ended June 30, 2019, the Company recorded $30,769 and $61,538 as interest expense related to the amortization of the debt discount.  As of June 30, 2019, the Company had a balance of $1,438,462, net of $61,538 of debt discount, recorded in current liabilities on its condensed consolidated balance sheet, related to the Pinnacle Note. As of December 31, 2018, the Company had a balance of $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on its consolidated balance sheet, related to the Pinnacle Note.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

For the three and six months ended June 30, 2019, the Company paid interest on these notes in the aggregate amount of $17,521 and $33,146, respectively and recorded interest expense in the amount of $18,750 and $34,465, respectively relating to these notes. For the three and six months ended June 30, 2018, the Company paid interest on these notes in the aggregate amount of $15,625 and $34,890, respectively and recorded interest expense in the amount of $21,480 and $43,355, respectively relating to these notes. As of June 30, 2019 and December 31, 2018, the Company recorded accrued interest of $6,181 and $4,861, respectively, relating to the convertible notes payable. As of June 30, 2019 and December 31, 2018, the Company had a balance of $550,000 and $625,000, respectively, in current liabilities and a balance of $200,000 in noncurrent liabilities as of June 30, 2019 on its condensed consolidated balance sheets relating to these convertible notes payable.

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

On June 14, 2017, the Company entered into an unsecured promissory note in the amount of $400,000, with an initial maturity date of June 14, 2019. On May 1, 2019, the holder of the promissory note agreed to extend the maturity date until June 14, 2021 on the same terms as the original promissory note.  The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

During the three and six months ended June 30, 2019, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $26,662 and $53,808, respectively. During the three and six months ended June 30, 2018, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $15,000 and $30,834, respectively.  The Company had balances of $6,038 and $6,315 as of June 30, 2019 and December 31, 2018, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three and six months ended June 30, 2019 of $26,497 and $53,532, respectively, and $22,479 and $44,877, for the three and six months ending June 30, 2018, respectively, relating to these promissory notes. As of June 30, 2019, the Company had a balance of $283,952 in current liabilities and $769,339 in noncurrent liabilities related to these nonconvertible promissory notes.  As of December 31, 2018, the Company had balances of $79,874 in current liabilities and $1,012,359 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

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

For the three and six months ended June 30, 2019, the Company did not repay any principal balance of the DE LLC Note and recorded interest expense of $27,621 and $54,938, respectively.   For the three and six months ended June 30, 2018, the Company repaid $470,000 and $601,001, respectively of principal balance and recorded interest expense of $33,605 and $73,535, respectively, relating to the DE LLC Note. As of June 30, 2019 and December 31, 2018, the Company had a principal balance of $1,107,873 and accrued interest of $359,826 and $304,888, respectively, relating to the DE LLC Note on its condensed consolidated balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

NOTE 10 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West Acquisition (see Note 3) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers.  During the six months ended June 30, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 202,602 shares of Common Stock. As a result, the sellers were paid $65,000 on February 7, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019, $75,000 on April 10, 2019, $50,000 on May 6, 2019, $350,000 on June 3, 2019 and $115,500 on June 28, 2019 related to these Put Rights. An additional $877,500 is due from the exercise of these Put Rights of which $175,000 was paid in July 2019.

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 was $4,708,191 and $5,984,067, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three and six months June 30, 2019, the Company recorded a gain of $251,350 and $1,778,376, respectively, and $333,043 and $1,416,639, respectively for the three and six months ended June 30, 2018, on the change in the fair value of the Put Rights in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the June 30, 2019 and December 31, 2018.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of June 30, 2019	As of December 31, 2018
Equity volatility estimate	42.0% – 44.0%	35.0% – 59.4%
Discount rate based on US Treasury obligations	1.78% – 2.13%	2.45% – 2. 63%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to June 30, 2019:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2018	$5,984,067
Put rights exercised in December 2018 paid in January 2019	(375,000)
Change in fair value (gain) reported in the statements of operations	(1,778,376)
Put rights exercised June 2019 and paid in July 2019	175,000
Put rights exercised March 2019 and not yet paid	702,500
Ending fair value of put rights reported in the condensed consolidated balance sheet at June 30, 2019	$4,708,191

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 is $460,000 and $550,000, respectively. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three and six months ended June 30, 2019, the Company recorded a gain on the Contingent Consideration of $360,000 and $90,000, respectively, in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of June 30, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.73% - 2.09%	2.47% - 2.59%
Annual Asset Volatility Estimate	40.0%	65.0%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to June 30, 2019:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	(90,000)
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2019	$460,000

NOTE 11 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $192,471 and $522,620 as of June 30, 2019 and December 31, 2018, respectively, in contract liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

	Max Steel Productions LLC					JB Believe LLC
	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	As of and for the six months ended June 30,	As of and for the three months ended June 30,	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	As of and for the six months ended June 30,	As of and for the three months ended June 30,
(in USD)	2019	2019	2018	2018	2018	2019	2019	2018	2018	2018
Assets	8,052,711	—	7,978,887	8,820,966	—	185,000	—	205,725	—	—
Liabilities	(11,856,455)	—	(11,887,911)	(12,153,196)	—	(6,743,568)	(6,750,573)	(6,741,834)	(6,743,568)	—
Revenues	78,990	—	—	427,153	97,961	—	—	—	—	—
Expenses	26,290	(14,035)	—	(464,418)	(128,691)	(29,464)	(8,223)	—	(290)	—

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and six months ended June 30, 2019 and 2018. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

As of each of June 30, 2019 and December 31, 2018, the Company had a balance in capitalized production costs of $629,585. For the year ended December 31, 2018, the Company wrote off accounts receivable of $618,165, of which it had an allowance for doubtful account of $227,280 and did not have a balance in accounts receivable related to Max Steel as of December 31, 2018. For the six months ended June 30, 2019, the Company collected $116,067 of receivables that had previously been written off and recorded the receipt against bad debt expense. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the six months ended June 30, 2019 and 2018, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $116,067 and $4,582, respectively. If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on its liquidity, results of operations and financial condition.

As of June 30, 2019 and December 31, 2018, there were outstanding balances of $1,612,919 and $1,728,986, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets.

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
JUNE 30, 2019

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

On May 6, 2019, one of the sellers of 42West exercised Put Rights for 5,422 shares of Common Stock and was paid  $50,000 on May 6, 2019.

On May 13, May 16 and May 22, 2019, three of the sellers of 42West exercised Put Rights for an aggregate amount of 37,961 shares of Common Stock and were paid $350,000 on June 3, 2019.

On June 25, 2019, one of the sellers of 42West exercised Put Rights for 12,527 shares of Common Stock and was paid  $115,500 on June 28, 2019.

On June 24, 2019, one of the sellers of 42West exercised Put Rights for 8,134 shares of Common Stock and was paid $75,000 on July 10, 2019.

On June 30, 2019 one of the sellers of 42West exercised Put Rights for 10,846 shares of Common Stock and was paid $100,000 on July 17, 2019.

As of June 30, 2019 and December 31, 2018, the Company had 14,394,562 and 14,123,157 shares of Common Stock issued and outstanding, respectively.

NOTE 14 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator
Net(loss) income attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$(891,867)	$170,474	$(769,259)	$1,003,432
Change in fair value of put rights	(251,350)	(333,043)	(1,778,376)	(1,416,639)
Numerator for diluted earnings per share	$(1,143,217)	$(162,569)	$(2,547,635)	$(413,207)

Denominator
Denominator for basic EPS - weighted-average shares	15,969,926	12,349,014	15,957,085	12,432,872
Effect of dilutive securities:
Put rights	3,202,161	1,682,987	3,714,039	2,100,352
Denominator for diluted EPS - adjusted weighted-average shares	19,172,087	14,032,001	19,671,124	14,533,224

Basic (loss) income per share	$(0.06)	$0.01	$(0.05)	$0.08
Diluted (loss) per share	$(0.06)	$(0.01)	$(0.13)	$(0.03)

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

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted (loss) income per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three and six months ended June 30, 2019 and 2018 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three and six months ended June 30, 2019 and 2018 is subtracted from net income.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Other potentially dilutive equity instruments such as convertible notes payable, were not included in the calculation diluted (loss) income per share for the three and six months ended June 30, 2019 and 2018 because they were determined to be anti-dilutive.

NOTE 15 — WARRANTS

A summary of warrants outstanding at December 31, 2018 and issued, exercised and expired during the six months ended June 30, 2019 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2018	2,727,253	$3.62
Issued	137,500	2.00
Exercised	—	—
Expired	(1,000,000)	2.29
Balance at June 30, 2019	1,864,753	$4.06

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at June 30, 2019		Original Exercise Price	Exercise price at December 31, 2018	Expiration Date
Warrant “G”	750,000	$	Expired	$10.00	$2.29	January 31, 2019
Warrant “H”	250,000	$	Expired	$12.00	$2.29	January 31, 2019
Warrant “I”	250,000		$2.00	$14.00	$2.29	January 31, 2020
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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

On May 21, 2019, the Company issued warrants to purchase up to 137,500 shares of Common Stock at a purchase price of $2.00 per share to Lincoln Park related to the Lincoln Park Note (the “Lincoln Park Warrants”).  The Lincoln Park Warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the Lincoln Park Warrants is not effective and available at the time of exercise, the Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Lincoln Park Warrants had a fair value at issuance of $89,543. The Company determined that the Lincoln Park Warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital.

NOTE 16 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of June 30, 2019 and December 31, 2018, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,360,890 and $1,230,719 respectively, in accrued interest in other current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $65,445 and $64,418, respectively, for the three months ended June 30, 2019 and 2018, and $130,171 and $126,581 for the six months ended June 30, 2019 and 2018, respectively, on the condensed consolidated statements of operations.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 37,961 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $350,000, during the six months ended June 30, 2019.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

In connection with the acquisitions of 42West, The Door, and Viewpoint, the Company assigned $8,086,773 of intangible assets, net of accumulated amortization of $3,494,560 and goodwill of $15,996,977 (after goodwill impairment of $1,857,000) as of June 30, 2019 to the Entertainment Publicity and Marketing segment. The balances reflected as of June 30, 2018 for Entertainment Publicity and Marketing segment comprise only 42West.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2019		June 30, 2018
Revenues:
EPD	$6,273,983	$12,523,890	$5,121,487	$10,577,220
CPD	—	78,990	97,961	427,153
Total	$6,273,983	$12,602,880	$5,219,448	$11,004,373

Segment Operating Income (Loss):
EPD	$(450,165)	$(810,759)	$497,886	$965,702
CPD	(751,913)	(1,216,481)	(428,619)	(995,359)
Total	(1,202,078)	(2,027,240)	69,267	(29,657)
Interest expense	(301,139)	(589,108)	(265,992)	(533,419)
Other income (expense)	611,350	1,847,089	595,215	1,847,128
Income (loss) before income taxes	$(891,867)	$(769,259)	$398,490	$1,284,052

	As of June 30,
	2019	2018
Total assets:
EPD	$36,811,890	$25,410,350
CPD	2,766,619	3,227,077
Total	$39,578,509	$28,637,427

NOTE 18 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company in the amount of $55,014 and included in restricted cash as of June 30, 2019 and December 31, 2018. The lease provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years.

The Door occupies space in New York. An entity wholly owned by the former Members of The Door is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $108,785 to the affiliate during the six months ended June 30, 2019 related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at June 30, 2019. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company has not and does not expect to execute such option.

The Company is obligated under an operating lease agreement for office space in Miami, Florida. The lease is secured by a cash security deposit of $8,433. The original term of the lease expired October 31, 2016 and the Company extended the lease until September 30, 2019 with substantially the same terms as the original lease.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The Company is obligated under an operating lease for office space in Los Angeles, California until July 31, 2019. The monthly rent is $13,746 with annual increases of 3% for years 1 – 3 and 3.5% for the remainder of the lease. The lease is secured by a cash security deposit in the amount of $32,337. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease is effective June 1, 2017 through July 31, 2019 with lease payment as follows: (i) $14,892 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338 per month for the remainder of the sublease. The subtenant vacated the premises on July 31, 2019 and the Company’s obligations under the sublease and master lease agreements have been satisfied.

The amortizable life of the right of use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right of use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	January 1, 2019	June 30, 2019
Assets
Right of use asset	$7,547,769	$6,529,077

Liabilities
Current
Lease liability	$1,394,479	$1,408,122

Noncurrent
Lease liability	$6,298,437	$5,608,043

Total lease liability	$7,692,916	$7,016,165

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three and six months ended June 30, 2019.

Lease costs	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	Selling, general and administrative expenses	$542,325	$1,121,729
Operating lease costs	Direct costs	60,861	121,722
Sublease income	Selling, general and administrative expenses	(47,522)	(94,738)
Net lease costs		$555,664	$1,148,713

Maturities of lease liabilities were as follows:

2019 (excluding six months ended June 30, 2019)	$961,081
2020	1,892,725
2021	1,550,344
2022	926,500
2023	927,564
Thereafter	2,860,001
Total lease payments	$9,118,215
Less: Imputed interest	(2,102,050)
Present value of lease liabilities	$7,016,165

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right of use asset. The weighted average remaining lease term for our operating leases was six years at June 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

On February 19, 2019, the Company entered into an agreement to lease 3,024 square feet of office space in Coral Gables, Florida. The lease is for a period of 62 months from the commencement date, at a monthly lease rate of $9,954 with annual increases of 3%. The rent payments are abated for the first four months of the lease after the commencement date. Per the lease agreement, the commencement date is defined as the earlier of (i) date on which landlord delivers to the tenant possession of the premises with the work (as defined in the lease) substantially completed and (ii) the date of which the tenant begins occupying the premises for the conduct of business. The lease allows for a tenant improvement allowance to build out the space and any cost of the improvements over the tenant allowance are the Company’s responsibility. The landlord is responsible for the construction of the improvements. The Company evaluated the provisions of the lease and determined that (i) it does not have the right to obtain the partially constructed underlying asset during the construction, (ii) the lessor does not have an enforceable right to payment for its performance to date (iii) the asset has an alternative use to the lessor and (iv) the Company does not own the land or the property improvements being constructed. As such this lease was not included in the right of use asset or lease liabilities on the Company’s consolidated balance sheet as of June 30, 2019.

The Company adopted ASU 2016-02 with respect to leases effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Digital Media (Canada) Ltd., Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Digital Media (Canada) Ltd. alleging that Dolphin Digital Media (Canada) agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Digital Media (Canada) filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Digital Media (Canada) denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Digital Media (Canada) seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Digital Media (Canada) also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Digital Media (Canada) Ltd filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the third-party claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of June 30, 2019, the Company had not received any other notifications related to this action.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc.  2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the six months ended June 30, 2019, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $51,777 and $149,220 during the three and six months ended June 30, 2019. Contributions to the 42West 401(K) plan that was in existence during the six months ended June 30, 2019, are at the discretion of management. The Company’s contributions were $44,030, for the six months ended June 30, 2019. 42West adopted the Company’s plan during the quarter ended June 30, 2019.

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

During the year ended December 31, 2017, 42West renewed two senior level management employment agreements each with a three-year term. The contracts define each individual’s base compensation along with salary increases. The employment agreements contain provisions for termination and as a result of death or disability and entitles each of the employees to bonuses, commissions, vacations and to participate in all employee benefit plans offered by the Company.  A third senior management level employee with an employment contract with similar terms as described above, left 42West during the six months ended June 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

On April 5, 2018, the principal sellers of 42West signed amendments to their respective employment agreements that modified the annual bonus provisions. These amendments eliminated the rights of each of them (i) to be eligible to receive in accordance with the provisions of the Company’s incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of each such employment agreement, of $200,000 in shares of Common Stock  based on the 30-day trading average closing price of such common stock. The amendment provides for each of the Principal Sellers to be eligible under the Company’s incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals. No cash bonuses were paid during the six months ended June 30, 2019 to the principal sellers of 42West.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of June 30, 2019.

Motion Picture Industry Pension Accrual

Until April 2, 2019, 42West was a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans conducted an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the contribution obligations to the Plans. During 2018, 42West came to an agreement with the Plans to pay $314,256 over a twelve-month period. During the three and six months ended June 30, 2019, it paid an aggregate amount of $83,764 and $167,527, respectively, to the Plans related to this agreement. The remaining balance of $27,921 is recorded in other current liabilities on the condensed consolidated balance sheet as of June 30, 2019. As of December 31, 2018, the Company had accrued $174,651 in its consolidated balance sheet related to the audit.

NOTE 20 – SUBSEQUENT EVENTS

On July 10, 2019, the Company paid $75,000 to one of the sellers of 42West for a Put Right that was exercised on June 24, 2019.

On July 9, 2019, the Company issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock

On July 17, 2019, the Company paid $100,000 to one of the sellers of 42West for a Put Right that was exercised on June 28, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

On July 23, 2019, pursuant to the terms of the securities purchase agreement with Lincoln Park, the Company issued Series B Warrants that entitle the holder to purchase up to 137,500 shares of Common Stock at $2.00 per share.  The initial exercise date of the Series B Warrants is January 23, 2020 and can be exercised thereafter for a period of five years.

On August 12, 2019, the Compensation Committee of the Company’s Board of Directors unanimously approved a salary increase of $50,000 each to the Company’s Chief Executive Officer and Chief Financial Officer effective January 1, 2019.

In connection with the Put Agreement with 42West co-CEO Leslee Dart, on August 12, 2019, the Company entered into an amendment, waiver and exchange agreement (the “Dart Exchange Agreement”) pursuant to which Ms. Dart waived her Put Right with respect to  76,194 shares of Common Stock in exchange for a convertible note (the “Dart Convertible Note”) in the aggregate principal amount of $702,500, issued on the date of the Dart Exchange Agreement.

The Dart Convertible Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at a conversion price (the “Conversion Price”) equal to the quotient obtained by dividing (i) the principal and interest being converted by (ii) the average closing price per share of Common Stock, as reported by the Nasdaq Stock Market (or such other exchange or quotation system on which the Common Stock is then traded) for the 30-trading days immediately prior to, but not including the date on which the holder delivers the notice of conversion. The Conversion Price subject to adjustments for stock splits, reclassifications and certain other transactions involving the Company or its securities. The Dart Convertible Note bears an interest rate of ten percent per annum. The Dart Convertible Note matures on August 12, 2020 unless earlier converted or redeemed. The Company may, at its option, prepay all or any portion of the outstanding balance under the Dart Convertible Note without penalty or premium.

The Dart Convertible Note provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, the following:  nonpayment of principal or interest; failure to maintain corporate existence; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Dart Convertible Note, the holder may declare the principal of, and accrued interest on, the Dart Convertible Note due and payable.  In the case of certain events of bankruptcy or insolvency, all amounts outstanding under the Dart Convertible Note, together with accrued and unpaid interest thereon, would automatically become due and payable. The Dart Convertible Note was issued to the holder in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, based upon the representation made by the holder that she is an “accredited investor” and that she is acquiring the Dart Convertible Note solely for the purposes of investment and not with a present view to, or for sale in connection with, any distribution or resale thereof. In addition, there was no general advertisement conducted by the Company in connection with the issuance of the Dart Convertible Note.

In connection with the Put Agreement with Allan Mayer, a member of the Company’s board of directors and 42West co-CEO, on August 12, 2019, the Company entered into an amendment, waiver and exchange agreement (the “Mayer Exchange Agreement”) pursuant to which Mr. Mayer waived his Put Right with respect to 44,740 shares of Common Stock in exchange for 385,514 shares of the Company’s Common Stock (the “Mayer Common Stock”) issued on the date of the Mayer Exchange Agreement The Mayer Common Stock was issued to the holder in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, based upon the representation made by the holder that he is an “accredited investor” and that he is acquiring the Mayer Common Stock solely for the purposes of investment and not with a present view to, or for sale in connection with, any distribution or resale thereof. In addition, there was no general advertisement conducted by the Company in connection with the issuance of the Mayer Common Stock.

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

Revenues

For the three and six months ended June 30, 2019 and 2018, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. For the six months ended June 30, 2019, revenue form content production segment was derived primarily from the domestic distribution of Max Steel. For the three and six months ended June 30, 2018, the content production segment revenues were derived from the domestic and international distribution of Max Steel.  Revenue by percentage of aggregate revenue for our two segments for the three and six months ended June 30, 2019 and 2018 is set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing	100.0%	98.1%	99.4%	96.1%
Content production	0.0%	1.9%	0.6%	3.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Content Production

Dolphin Films

For the six months ended June 30, 2019, we derived revenues from Dolphin Films primarily through the domestic distribution of our motion picture, Max Steel. For the three and six months ended June 30, 2018, we derived revenues from the domestic and international distribution of Max Steel.

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

We earn motion picture revenues through the following:

•

Theatrical – We earn theatrical revenues from the domestic theatrical release of motion pictures licensed to a U.S. theatrical distributor that has agreements with theatrical exhibitors. The financial terms negotiated with the Max Steel U.S. theatrical distributor provides that we receive a percentage of the box office results, after related distribution fees.

•

International – We earn international revenues through license agreements with international distributors to distribute our motion pictures in an agreed upon territory for an agreed upon time. Several of the international distribution agreements related to Max Steel were contingent on a domestic wide release that occurred on October 14, 2016.

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. For the six months ended June 30, 2019 and 2018, the majority of revenues from Max Steel were derived from these channels.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to the applicable maturity dates. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary and the Max Steel VIE will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the entire capitalized production costs of Max Steel included as an asset on our balance sheet, which as of June 30, 2019, was $0.6 million. We are not parties to either of these loan agreements and have not guaranteed to the lenders any of the amounts outstanding under these loans, but we have provided a $620,000 backstop to the guarantor of the prints and advertising loan. For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

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

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through loans, sales of our Common Stock, securities convertible into our Common Stock, debt securities or a combination of such financing alternatives; however, there is no assurance that we will be able to obtain the financing necessary to produce any of these feature films.

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

Other Income and Expenses

For the three months ended June 30, 2019 other income and expenses consisted of: (1) changes in fair value of put rights; (2) changes in fair value of contingent consideration and (3) interest expense and debt amortization expense. For the six months ended June 30, 2019, other income and expenses included all of the same line items detailed above and a loss on extinguishment of debt. For the three and six months ended June 30, 2018 other income and expenses consisted of (1) changes in the fair value of warrant liabilities; (2) changes in the fair value of the put rights; (3) acquisition costs; (4) loss on extinguishment of debt and (5) interest expense and debt amortization expense.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 as compared to three and six months ended June 30, 2018

Revenues

For the three and six months ended June 30, 2019 and 2018 our revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing segment	$6,273,983	$5,121,487	$12,523,890	$10,577,220
Content production segment	—	97,961	78,990	427,153
Total revenue	$6,273,983	$5,219,448	$12,602,880	$11,004,373

Revenues from entertainment publicity and marketing increased by approximately $1.2 million and $2.0 million, respectively, for the three and six months ended June 30, 2019, as compared to the same period in the prior year. The increase was due primarily to the addition of revenues of The Door and Viewpoint which we acquired on July 5, 2018 and October 31, 2018, respectively, partially offset by the decrease in revenues of 42West caused by the departure of several publicists in June of 2018.

Revenues from content production decreased by approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2019, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We continue to record revenues, to a significantly lesser extent, from home entertainment, and from pay and free TV in the domestic market.

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

Expenses

For the three and six months ended June 30, 2019 and 2018, our expenses were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Expenses:
Direct costs	$1,279,657	$295,765	$2,467,076	$865,199
Selling, general and administrative	1,071,460	585,214	1,859,623	1,381,958
Depreciation and amortization	478,560	375,163	960,203	746,343
Legal and professional	449,060	356,002	832,732	844,488
Payroll	4,197,324	3,538,037	8,510,486	7,196,042
Total expenses	$7,476,061	$5,150,181	$14,630,120	$11,034,030

Direct costs increased by approximately $1.0 million and $1.6 million, respectively, for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. Direct costs related to the entertainment publicity and marketing segment were approximately $1.3 million and $2.4 million, respectively, for the three and six months ended June 30, 2019 as compared to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2018. The increase was primarily due to the direct costs associated with the addition of operations of The Door and Viewpoint. Entertainment publicity and marketing direct costs for the three and six months ended June 30, 2018 was composed of only the direct costs for 42West.

Direct costs related to the content production segment were immaterial for the three and six months ended June 30, 2019 and approximately $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2018. Direct costs for the content production segment consist primarily of (i) amortization of capitalized production costs; (ii) residual payments made to the guilds and (iii) distributor costs to produce DVD’s. Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film. As a result, because revenues from content production decreased for the three and six months ended June 30, 2019, as compared to the same periods in prior year, direct costs also decreased.

Selling, general and administrative expenses increased by approximately $0.5 million for each of the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. The increase was primarily due to the selling, general and administrative costs associated with the addition of operations of The Door and Viewpoint included in the balances for the three and six months ended June 30, 2019. Since the acquisitions of The Door and Viewpoint took place after June 30, 2018, selling, general and administrative expenses for the three and six months ended June 30, 2018 did not include any balances for these entities. We reclassified approximately $0.1 million and $0.2 million of computer consulting related expenses from selling, general and administrative expenses to legal and professional fees for the three and six months ended June 30, 2018, respectively, to conform with the presentation of these costs for the three and six months ended June 30, 2019.

Depreciation and amortization increased by approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, the amortization expense included the amortization of intangible assets obtained through the acquisitions of 42West, The Door and Viewpoint.  By contrast, the amortization expense for the three and six months ended June 30, 2018 comprised only the amortization of the intangible assets obtained with the acquisition of 42West.

Legal and professional fees increased by approximately $0.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase is primarily due to the legal and professional fees of The Door and Viewpoint and legal fees related to the Lincoln Park Note. Legal and professional fees remained substantially the same for the six months ended June 30, 2019, as compared to the same period in prior years, in spite of including the legal and professional fees for The Door and Viewpoint. This is primarily attributable to an overall decrease in the use of consultants in both the entertainment publicity and marketing segment and the content production segment.

Payroll expenses increased by approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. The increase is primarily due to the addition of payroll for The Door and Viewpoint in the entertainment and publicity segment offset by a decrease in the payroll expense of 42West related to the departures of certain senior publicists in mid-2018.

Other Income and Expenses

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Other Income and expenses:
Extinguishment of debt	$—	$(53,271)	$(21,287)	$(53,271)
Acquisition costs	—	(34,672)	—	(34,672)
Change in fair value of warrant liability	—	350,115	—	518,432
Change in fair value of put rights	251,350	333,043	1,778,376	1,416,639
Change in fair value of contingent consideration	360,000	—	90,000	—
Interest expense and debt amortization expense	(301,139)	(265,992)	(589,108)	(533,419)
Total	$310,211	$329,223	$1,257,981	$1,313,709

During the six months ended June 30, 2019, a holder of a convertible promissory note elected to convert the principal on the promissory note thereunder into 53,191 shares of our Common Stock pursuant to the terms of the promissory note, at a conversion price of $1.41 per share. On the date of the conversion, the market price of our Common Stock was $1.81 per share, resulting in a loss on extinguishment of debt of $0.02 million.

The fair value of Put Rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the Put Rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the Put Rights decreased by approximately $0.3 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and by $0.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

The fair value of contingent consideration related to our acquisition of The Door was recorded at fair value on our balance sheet on the acquisition date. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the three and six months ended June 30, 2019, the fair value of the contingent consideration decreased by approximately $0.4 million and $0.1 million, respectively.

Interest expense and debt amortization expense increased by approximately $0.03 million and $0.05 million for the three and six months ended June 30, 2019, as compared to the same periods in the prior year, primarily due to 2018 convertible note payable.

Net Income

Net loss was approximately $(0.9) million or $(0.06) per share based on 15,969,926 weighted average shares outstanding for basic earnings per share and $(0.06) per share based on 19,172,087 weighted average shares on a fully diluted basis for the three months ended June 30, 2019 and net loss was approximately $(0.8) million or $ (0.05) per share based on 15,957,085 weighted average shares outstanding and $(0.13) per share based on 19,671,124 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2019. Net income was approximately $0.2 million or $0.01 per share based on 12,349,014 weighted average shares outstanding and $(0.01) per share based on 14,032,001 weighted average shares outstanding on a fully diluted basis for the three months ended June 30, 2018 and net income was approximately $1.0 million or $0.08 per share based on 12,432,872 weighted average shares outstanding and $(0.03) per share based on 14,533,224 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2018. The reduction in net income for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six months ended June 30, 2019 as compared to six months ended June 30, 2018

Cash flows used in operating activities for the six months ended June 30, 2019 were approximately $1.3 million compared to immaterial cash flows used in operating activities for the six months ended June 30, 2018. The increase in cash used in operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to lower cash flows from operations before changes in operating assets and liabilities of approximately $2.1 million. This decrease in cash flows used for operations before changes in operating assets and liabilities was partially offset by an increase in cash flows from other current liabilities, other current assets and accounts payable.

Cash flows used in investing activities were for purchases of fixed assets and were substantially the same as compared to the same period in prior year.

Cash flows used in financing activities for six months ended June 30, 2019 were approximately $1.7 million as compared to $3.2 million of cash flows used in financing activities during the six months ended June 30, 2018. Cash flows used in financing activities for the six months ended June 30, 2019 consisted primarily of (i) $0.1 million of net repayment of debt related to Max Steel; (ii) $1.4 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iii) second installment of the consideration paid for Viewpoint; (iv) second installment of the consideration for The Door and (v) final installment in the consideration paid to employees of 42West to settle change of control provisions in their employment contracts. The cash used in financing activities as described above was offset by $1.2 million received from the issuance of convertible promissory notes. By contrast cash flows used in financing activities during the six months ended June 30, 2018 consisted primarily of $1.7 million in proceeds from our line of credit with Bank United offset by (i) $0.8 million used to repay our line of credit with City National; (ii) $1.0 million used to repay the debt related to Max Steel; (iii) $2.5 million used to purchase our Common Stock pursuant to Put Rights that were exercised and (iv) $0.6 million used to repay advances from our CEO.

As of June 30, 2019 and 2018, we had cash available for working capital of approximately $2.6 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $2.0 million, respectively, and a working capital deficit of approximately $16.1 million and $13.6 million, respectively.

These factors, along with an accumulated deficit of $95.3 million as of June 30, 2019, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of June 30, 2019, our total debt was approximately $13.9 million and our total stockholders’ equity was approximately $8.5 million. Approximately $4.7 million of the total debt as of June 30, 2019 represents the fair value of Put Rights in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $2.3 million of our indebtedness as of June 30, 2019 ($0.7 million outstanding under the prints and advertising loan agreement plus $1.6 million outstanding under the production service agreement) was incurred by our Max Steel subsidiary and the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of these loans was intended to be made from revenues generated by Max Steel both within and outside of the United States. Max Steel did not generate sufficient funds to repay either of these loans prior to the maturity date. As a result, if the lenders foreclose on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel. In addition, we would impair the capitalized production costs and accounts receivable related to the sales of Max Steel included as assets on our balance sheet, which as of June 30, 2019 were approximately $0.6 million and $0.04 million, respectively.

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

Put Rights

In connection with the 42West acquisition, pursuant to Put Agreements, we granted the sellers Put Rights to require us to purchase up to an aggregate of 1,187,087 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the six months ended June 30, 2019, we purchased 202,602 shares of our Common Stock from certain of the sellers in accordance with the Put Agreements. An aggregate purchase price of $990,500 was paid during the six months ended June 30, 2019, $175,000 was paid in July 2019 and another $702,500 remains unpaid.

In March of 2018, we entered into Put Agreements with three 42West employees with change of control provisions in their employment agreements. We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have put rights to require us to purchase an additional 20,246 shares of Common Stock, including in respect of the earn out consideration. None of these put rights were exercised during the six months ended June 30, 2019. See Note 3—Mergers and Acquisitions for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, or Max Steel Holdings, entered into a loan and security agreement, or the P&A Loan, providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. As of June 30, 2019, we recorded a balance of $0.7 million, including accrued interest of $.06 million, related to this agreement on our condensed consolidated balance sheets.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. During the six months ended June 30, 2019, Max Steel Holdings collected approximately $0.1 million from an accounts receivable that had previously been written off and recorded this amount on our consolidated statement of operations.  We had a balance of $1.6 million related to this agreement in the caption debt and $1.7 million of accrued interest in other current liabilities on our condensed consolidated balance sheet as of June 30, 2019.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn under the Loan Agreement is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. As of June 30, 2019, we recorded a balance of $1.7 million related to this Loan Agreement.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of June 30, 2019, we were in compliance with all covenants under the Loan Agreement.

Promissory Notes

Nonconvertible Notes

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand to KCF Investments LLC, an entity controlled by Mr. Stephen L Perrone, an affiliate of Dolphin. The proceeds from this note were used for working capital. On December 10, 2018, we agreed to exchange this promissory note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019. The promissory note may be repaid at any time prior to maturity without a penalty. During the six months ended June 30, 2019, we repaid $0.04 million of the principal of this note.

On November 30, 2017, we entered into an unsecured promissory note that matures on January 15, 2020 and received $200,000. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On June 14, 2017, we entered into an unsecured promissory note that matures two years after issuance and received $400,000. On May 1, 2019, the holder of the note agreed to extend the maturity date of the unsecured promissory note until June 14, 2021.  The promissory note bears interest at a rate of 10% per annum.

We have a balance of $283,952 in current liabilities and $769,339 in noncurrent liabilities related to the foregoing nonconvertible notes in our balance sheet as of June 30, 2019.

Convertible Notes

2019 Lincoln Park Note

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million together with warrants to purchase up to 137,500 shares of our common stock at an exercise price of $2.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 137,500 shares of our common stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. The convertible promissory note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The convertible promissory note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The convertible promissory note matures on May 21, 2021. As of June 30, 2019, we had a balance of $0.8 million, net of $0.1 million original issue discount and $0.2 million of a beneficial conversion feature, on our condensed consolidated balance sheet.

On May 20, 2019, in connection with the securities purchase agreement with Lincoln Park discussed above, we entered into a Registration Rights Agreement with Lincoln Park pursuant to which we agreed to register any shares converted into our Common Stock pursuant to the terms of the convertible promissory note with Lincoln Park, if during the six-month period commencing on the date of the Registration Rights Agreement, we determine to file a resale registration statement with the Securities and Exchange Commission.

2019 Convertible Debt

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

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

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a securities purchase agreement with Pinnacle Family Office L.P., dated the same date. Interest on the convertible promissory note is payable on a quarterly basis and the convertible promissory note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note we must (i) pay the holder of the convertible promissory note a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to the holder of the convertible promissory note warrants to purchase 100,000 shares of our common stock with an exercise price equal to $2.29 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of our common stock at any time at a price per share equal to $2.29, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. As of June 30, 2019, we have a balance of $1.4 million, net of a debt discount of $0.1 million, on our condensed consolidated balance sheet and recorded $0.06 million of interest expense on our condensed consolidated statement of operations for the six months ended June 30, 2019.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $550,000. The convertible promissory notes mature during the third quarter of 2019 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price of either (i) the 90 day average closing market price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. As of June 30, 2019, we had a balance of $550,000 in current liabilities related to these convertible promissory notes.

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

Put Rights

In connection with the 42West acquisition, we entered into Put Agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the Put Rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In March of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of Common Stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the Put Agreements, through specified dates in December 2020. During the six months ended June 30, 2019, we purchased 202,602 shares of Common Stock and paid an aggregate amount of $990,500 to the sellers of 42West, with $877,500 still payable and included in the current portion of put rights on our condensed consolidated balance sheet. $175,000 was paid in July 2019. As of June 30, 2019, there were 475,726 Put Rights outstanding to be exercised.

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

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of June 30, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.73% - 2.09%	2.47% - 2.59%
Annual Asset Volatility Estimate	40.0%	65%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to June 30, 2019:

Beginning fair value balance on December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	(90,000)
Ending fair value balance on June 30, 2019	$460,000

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2019 – 4/30/2019	—	$—	—	—
5/1/2019 – 5/31/2019	43,383	9.22	—	—
6/1/2019 – 6/30/2019	31,507	9.22	—	—
Total	74,890	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the sellers exercised their Put Rights for an aggregate of 74,890 shares of Common Stock and were paid an aggregate amount of $690,500. See Note 3—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Put Agreements.

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

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

On July 23, 2019, pursuant to the terms of the securities purchase agreement with Lincoln Park, we issued Series B Warrants that entitle the holder to purchase up to 137,500 shares of Common Stock at $2.00 per share.  The initial exercise date of the Series B Warrants is January 23, 2020 and can be exercised thereafter for a period of five years.

The securities referred to above were issued by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 5. OTHER INFORMATION

Item 5.02 - Compensatory Arrangements of Certain Officers

On August 12, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase of $50,000 annually for each of the Chief Executive Officer and Chief Financial Officer. The increase is effective January 1, 2019.

Item 1.01 - Entry into a Material Definitive Agreement

Item 2.03 - Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant

Item 3.02 - Unregistered Sales of Equity Securities

In connection with the Put Agreement with 42West co-CEO Leslee Dart, on August 12, 2019, the Company entered into an amendment, waiver and exchange agreement (the “Dart Exchange Agreement”) pursuant to which Ms. Dart waived her Put Right with respect to  76,194 shares of Common Stock in exchange for a convertible note (the “Dart Convertible Note”) in the aggregate principal amount of $702,500, issued on the date of the Dart Exchange Agreement.

The Dart Convertible Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at a conversion price (the “Conversion Price”) equal to the quotient obtained by dividing (i) the principal and interest being converted by (ii) the average closing price per share of Common Stock, as reported by the Nasdaq Stock Market (or such other exchange or quotation system on which the Common Stock is then traded) for the 30-trading days immediately prior to, but not including the date on which the holder delivers the notice of conversion. The Conversion Price subject to adjustments for stock splits, reclassifications and certain other transactions involving the Company or its securities. The Dart Convertible Note bears an interest rate of ten percent per annum. The Dart Convertible Note matures on August 12, 2020 unless earlier converted or redeemed. The Company may, at its option, prepay all or any portion of the outstanding balance under the Dart Convertible Note without penalty or premium.

The Dart Convertible Note provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, the following:  nonpayment of principal or interest; failure to maintain corporate existence; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Dart Convertible Note, the holder may declare the principal of, and accrued interest on, the Dart Convertible Note due and payable.  In the case of certain events of bankruptcy or insolvency, all amounts outstanding under the Dart Convertible Note, together with accrued and unpaid interest thereon, would automatically become due and payable. The Dart Convertible Note was issued to the holder in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, based upon the representation made by the holder that she is an “accredited investor” and that she is acquiring the Dart Convertible Note solely for the purposes of investment and not with a present view to, or for sale in connection with, any distribution or resale thereof. In addition, there was no general advertisement conducted by the Company in connection with the issuance of the Dart Convertible Note.

In connection with the Put Agreement with Allan Mayer, a member of the Company’s board of directors and 42West co-CEO, on August 12, 2019, the Company entered into an amendment, waiver and exchange agreement (the “Mayer Exchange Agreement”) pursuant to which Mr. Mayer waived his Put Right with respect to 44,740 shares of Common Stock in exchange for 385,514 shares of the Company’s Common Stock (the “Mayer Common Stock”) issued on the date of the Mayer Exchange Agreement. The Mayer Common Stock was issued to the holder in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, based upon the representation made by the holder that he is an “accredited investor” and that he is acquiring the Mayer Common Stock solely for the purposes of investment and not with a present view to, or for sale in connection with, any distribution or resale thereof. In addition, there was no general advertisement conducted by the Company in connection with the issuance of the Mayer Common Stock.

The foregoing description of the Dart Convertible Note, the Dart Exchange Agreement and the Mayer Exchange Agreement is only a summary and is qualified in its entirety by reference to the full text of the Dart Convertible Note, the Dart Exchange Agreement and the Mayer Exchange Agreement, which are filed as Exhibit 4.3, Exhibit 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Dolphin Entertainment, Inc. Senior Convertible Note, filed as Exhibit 4.1 to the Company’s Current Report of Form 8-K filed with the SEC on May 22, 2019 and incorporated by reference herein.
4.2	Form of Warrant issued to Lincoln Park Capital Fund, LLC, filed as Exhibit 4.2 to the Company’s Current Report of Form 8-K filed with the SEC on May 22, 2019 and incorporated by reference herein.
4.3	Convertible Note, dated as of August 12, 2019 (Leslee Dart)
10.1

Securities Purchase Agreement, dated as of May 20, 2019, by and between the Company and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the SEC on May 22, 2019 and incorporated by reference herein.

10.2

Registration Rights Agreement, dated as of May 20, 2019, by and between the Company and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to the Company’s Current Report of Form 8-K filed with the SEC on May 22, 2019 and incorporated by reference herein.

10.3	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd, IV, 42West LLC and Leslee Dart
10.4	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd, IV, 42West LLC and Allan Mayer
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 13, 2019.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer