Form 10-Q
period 2019-09-30
Dolphin Entertainment, Inc.
filed 2019-11-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-38331

DOLPHIN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	86-0787790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134

(Address of principal executive offices, including zip code)

(305) 774-0407

(Registrant's telephone number)

2151 Le Jeune Road, Suite 150-Mezzanine, Coral Gables, Florida 33134

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

The number of shares of common stock outstanding was 17,341,466 as of November 12, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current
Cash and cash equivalents	$1,550,799	$5,542,272
Restricted cash	714,016	732,368
Accounts receivable, net of allowance for doubtful accounts of $311,649 and $283,022, respectively.	3,023,870	3,173,107
Other current assets	576,799	620,970
Total current assets	5,865,484	10,068,717

Capitalized production costs, net	224,024	724,585
Intangible assets, net of accumulated amortization of $3,884,448 and $2,714,785, respectively.	7,696,885	9,395,215
Goodwill	15,996,977	15,922,601
Right-of-use asset	6,139,776	—
Property, equipment and leasehold improvements, net	962,085	1,182,520
Investments	220,000	220,000
Deposits and other assets	502,399	475,956
Total Assets	$37,607,630	$37,989,594

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of September 30, 2019	As of December 31, 2018
LIABILITIES
Current
Accounts payable	$769,608	$944,232
Other current liabilities	4,427,469	6,296,594
Line of credit	1,700,390	1,700,390
Put rights	2,912,246	4,281,595
Accrued compensation	2,637,500	2,625,000
Debt	3,311,199	3,353,741
Loan from related party	1,107,873	1,107,873
Contract liabilities	311,484	522,620
Lease liability	1,404,938	—
Convertible notes payable, net of debt discount	2,721,731	625,000
Notes payable	286,068	479,874
Total current liabilities	21,590,506	21,936,919
Noncurrent
Put rights	365,646	1,702,472
Convertible notes payable	1,477,597	1,376,924
Notes payable	747,012	612,359
Contingent consideration	440,000	550,000
Lease liability	5,269,239	—
Other noncurrent liabilities	—	1,034,393
Total noncurrent liabilities	8,299,494	5,276,148
Total Liabilities	29,890,000	27,213,067

Commitments and contingencies (Note 19)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 14,641,466 and 14,123,157, respectively, issued and outstanding at September 30, 2019 and December 31, 2018	219,624	211,849
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018	1,000	1,000
Additional paid in capital	103,146,270	105,092,852
Accumulated deficit	(95,649,264)	(94,529,174)
Total Stockholders' Equity	7,717,630	10,776,527
Total Liabilities and Stockholders' Equity	$37,607,630	$37,989,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing	$5,940,440	$5,720,264	$18,464,330	$16,297,466
Content production	7,616	—	86,606	427,153
Total revenues	5,948,056	5,720,264	18,550,936	16,724,619

Expenses:
Direct costs	1,540,711	333,041	4,006,806	1,199,165
Selling, general and administrative	1,023,757	1,111,516	2,875,348	2,547,621
Depreciation and amortization	485,965	599,078	1,446,168	1,345,421
Legal and professional	353,699	601,330	1,158,497	1,445,818
Payroll	3,956,095	3,614,139	12,503,528	10,755,111
Total expenses	7,360,227	6,259,104	21,990,347	17,293,136
Loss before other income (expenses)	(1,412,171)	(538,840)	(3,439,411)	(568,517)

Other income (expenses):
Gain (loss) on extinguishment of debt, net	709,097	—	687,811	(53,271)
Acquisition costs	—	(182,504)	—	(217,174)
Change in fair value of put rights	627,799	(110,840)	2,406,175	1,305,797
Change in fair value of contingent consideration	20,000	470,000	110,000	470,000
Interest expense and debt amortization expense	(295,556)	(277,122)	(884,665)	(810,521)
Total other income (expenses)	1,061,340	(100,466)	2,319,321	694,831
(Loss) income before income taxes	$(350,831)	$(639,306)	$(1,120,090)	$126,314
Income taxes	—	819,451	—	538,831
Net (loss) income	$(350,831)	$180,145	$(1,120,090)	$665,145

(Loss) income per Share:
Basic	$(0.02)	$0.01	$(0.07)	$0.05
Diluted	$(0.05)	$0.01	$(0.17)	$(0.04)
Weighted average number of shares used in per share calculation
Basic	16,071,891	14,565,766	15,995,774	13,151,649
Diluted	19,847,935	14,565,766	20,225,129	15,255,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,120,090)	$665,145
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	1,446,168	1,345,421
Amortization of capitalized production costs	—	203,560
Impairment of capitalized production costs	629,585	—
Amortization of beneficial conversion on debt	136,791	30,769
Gain on extinguishment of debt, net	(687,811)	53,271
Bad debt and recovery of account receivable written off, net	(114,241)	165,129
Change in fair value of put rights	(2,406,175)	(1,305,797)
Change in fair value of contingent consideration	(110,000)	(470,000)
Change in deferred tax	—	(570,176)
Change in deferred rent	—	71,266
Changes in operating assets and liabilities:
Accounts receivable	263,478	592,248
Other current assets	44,171	86,415
Capitalized production costs	(129,024)	(12,500)
Deposits and other assets	12,429	40,219
Contract liability	(211,136)	(3,875)
Accrued compensation	12,500	125,000
Accounts payable	(174,624)	(220,831)
Lease liability, net	147,886	—
Other current liabilities	323,003	(596,774)
Other noncurrent liabilities	(217,717)	(580,078)
Net Cash (Used in) Operating Activities	(2,154,807)	(381,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(56,070)	(70,504)
Net Cash (Used in) Investing Activities	(56,070)	(70,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	6,749,204
Proceeds from line of credit	—	1,700,390
Repayment of the line of credit	—	(750,000)
Proceeds from note payable	1,600,000	1,500,000
Repayment of notes payable	(59,154)	—
Repayment of debt, net of interest	(85,958)	(1,170,222)
Sale of common stock and warrants (unit) in Offering	—	81,044
Employee shares withheld for taxes	—	(56,091)
Exercise of put rights	(1,890,500)	(3,577,782)
Repayment to related party	—	(601,001)
Acquisition of Viewpoint	(230,076)	—
Acquisition of 42West	—	(20,000)
Acquisition of The Door	(771,500)	(910,713)
42West settlement of change of control provision	(361,760)	—
Net Cash (Used in) provided by Financing Activities	(1,798,948)	2,944,829
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,009,825)	2,492,737
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	6,274,640	5,296,873
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$2,264,815	$7,789,610

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$198,140	$124,683

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of note payable into shares of common stock	$75,000	$273,425
Issuance of shares of Common Stock related to the acquisitions	$1,000,000	$2,246,154
Liability for contingent consideration for the acquisitions	$440,000	$1,620,000
Put rights exchanged for shares of Common Stock	$412,500	$—
Put rights exchanged for convertible note payable	$702,500	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the nine months ended September 30,
	2019	2018

Cash and cash equivalents	$1,550,799	$7,112,256
Restricted cash	714,016	677,354
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$2,264,815	$7,789,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(891,867)	(891,867)
Value of warrants and beneficial conversion of convertible promissory note	—	—	—	—	166,887	—	166,887
Shares retired from exercise of puts	—	—	(32,538)	(490)	(690,010)	—	(690,500)
Balance June 30, 2019	50,000	$1,000	14,394,562	$215,918	$103,571,126	$(95,298,433)	$8,489,611
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(350,831)	(350,831)
Shares issued pursuant to Amendment, Waiver and Exchange agreement of August 12, 2019	—	—	385,514	5,783	410,564	—	416,347
Shares retired from exercise of puts	—	—	(138,610)	(2,077)	(835,420)	—	(837,497)
Balance September 30, 2019	50,000	$1,000	14,641,466	$219,624	$103,146,270	$(95,649,264)	$7,717,630

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)

For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the three months ended March 31, 2018	—	—	—	—	—	832,958	832,958
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Issuance of shares related to acquisition of 42West	—	—	760,694	11,410	(31,410)	—	(20,000)
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Shares retired from exercise of puts	—	—	(100,504)	(1,508)	(1,688,492)	—	(1,690,000)
Balance March 31, 2018	50,000	$1,000	11,229,144	$168,437	$97,141,970	$(92,066,722)	$5,244,685
Net income for the three months ended June 30, 2018	—	—	—	—	—	170,474	170,474
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(223,755)	(3,356)	(446,644)	—	(450,000
Balance June 30, 2018	50,000	$1,000	11,090,688	$166,360	$97,020,742	$(91,896,248)	$5,291,854
Net income for the three months ended September 30, 2018	—	—	—	—	—	180,145	180,145
Cumulative effect adoption of ASU 2017-11	—	—	—	—	—	923,399	923,399
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	20,645	(20,645)	—
Issuance of shares related to acquisition of 42West	—	—	137,932	2,069	(2,069)	—	—
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	2,241,539	—	2,246,154
Sale of common stock through an offering pursuant to a Registration Statement on Form S-3	—	—	2,515,000	37,725	6,711,479	—	6,749,204
Beneficial conversion of convertible promissory note	—	—	—	—	184,614	—	184,614
Shares retired from exercise of puts	—	—	(117,772)	(1,766)	(1,173,516)	—	(1,175,282)
Balance September 30, 2018	50,000	$1,000	13,933,540	$209,003	$105,003,434	$(90,813,349)	$14,400,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”) and Viewpoint Computer Animation Incorporated (“Viewpoint”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers and A-list celebrity talent, including actors, directors, producers, celebrity chefs and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups. The strategic acquisitions of 42West, The Door and Viewpoint bring together premium marketing services with premium content production, creating significant opportunities to serve respective clients more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a well-established, leading entertainment producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature film and digital programming primarily aimed at family and young adult markets.

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

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements the following VIEs: Max Steel Productions, LLC and JB Believe, LLC.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the expected revenue and costs for investments in digital and feature film projects, estimates of sales returns and other allowances, provisions for doubtful accounts and impairment assessments for investment in feature film projects, goodwill and intangible assets. Actual results could differ materially from such estimates.

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) on January 1, 2019 are discussed below:

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets. The Company adopted this new accounting guidance effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.

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

The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets. See Note 18 (Leases) for further discussion.

The Company did not adopt any other accounting pronouncement during the three and nine months ended September 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In March 2019, the FASB issued new guidance on film production costs ASU 2019-02, (Entertainment Films- Other Assets – Film Costs (Subtopic 926-20)). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and may be adopted early. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company does not expect adoption of this new guidance to have a material impact on its consolidated financial statements.

In October 2018, the FASB issued new guidance on consolidation ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company does not expect adoption of this new guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued new guidance on fair value measurement (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements, and providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average. The Company does not expect adoption of this new guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, Measurement of Credit Losses on Financial Instruments) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted. The Company does not expect adoption of this new guidance to have a material impact on its consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net loss of $350,831 and $1,120,090, respectively for the three and nine months ended September 30, 2019, and had an accumulated deficit of $95,649,264 as of September 30, 2019. As of September 30, 2019, the Company had a working capital deficit of $15,725,022 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its common stock, par value $0.015 per share (“Common Stock”), sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management currently plans to raise any necessary additional funds through additional issuances of its Common Stock, securities convertible into its Common Stock and/or debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door and Viewpoint while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses. Under the Company’s currently effective shelf registration statement on Form S-3, the Company may sell up to $30,000,000 of equity securities. On October 21, 2019, the Company closed an underwritten public offering and sold 2,700,000 shares of Common Stock at a public offering price of $0.78 per share. See Note 20 (Subsequent Events) for more information. The net proceeds to the Company, after deducting the underwriter discount and offering expenses, were approximately $1.8 million. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under this shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the its common stock held by non-affiliates; therefore, there is no assurance that the Company will be able to raise additional capital through the issuance and sale of equity securities under this registration statement, irrespective of whether there is market demand for such securities.

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

The total consideration payable to the Viewpoint Shareholders in respect of the Viewpoint Purchase comprises the following: (i) $500,000 in shares of Common Stock, based on a price per share of Common Stock of $2.29 and (ii) $1.5 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses). On the Viewpoint Closing Date, the Company issued to the Viewpoint Shareholders 218,088 shares of Common Stock and paid the Viewpoint Shareholders an aggregate of $750,000 in cash (the “Initial Consideration”), adjusted for working capital, indebtedness and certain transaction expenses. Pursuant to the Viewpoint Purchase Agreement, the Company paid to the Viewpoint Shareholders an additional $230,076 in cash ($250,000 less a working capital adjustment) on April 30, 2019 and has agreed to pay $250,000 on each of October 31, 2019 and April 30, 2020 for a total of $750,000, less any adjustments for working capital (the “Post Closing Consideration” and, together with the Initial Consideration, the “Viewpoint Purchase Consideration”). The Viewpoint Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered for resale under the Securities Act of 1933, as amended (the “Securities Act”).

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The acquisition-date fair value of the consideration transferred totaled $1,960,165, which consisted of the following:

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

The fair value of the 218,088 shares of Common Stock issued on the Viewpoint Closing Date was determined based on the closing market price of the Common Stock on the Viewpoint Closing Date of $1.96 per share.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Viewpoint Closing Date (as adjusted):

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

Of the calculation of $450,000 of acquired identifiable intangible assets, $220,000 was assigned to customer relationships (5 years useful life) and $100,000 was assigned to the trade name (5-year useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method. In addition, the Company recognized a favorable lease intangible asset from the Company’s Massachusetts office lease in the amount of $130,000. The favorable lease intangible asset was amortized using the straight-line method over the remaining lease term of 26 months. On January 1, 2019, the Company adopted ASU 2016-02 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $120,000.

The fair value of accounts receivable acquired is $503,906, with the gross contractual amount being $509,406. The Company expects $5,500 to be uncollectible.

The fair values of property and equipment and leasehold improvements of $183,877, and other assets of $102,411, are based on Viewpoint’s carrying values prior to the acquisition, which approximate their assigned fair values.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The $1,096,902 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Viewpoint.

The following table summarizes the original and revised fair values of the assets acquired and liabilities assumed at the acquisition date of October 31, 2018 and the related measurement period adjustments to the fair values:

	October 31, 2018 (As initially reported)	Measurement Period Adjustments	September 30, 2019 (As adjusted)
Cash	$206,950	$—	$206,950
Accounts receivable	503,906	—	503,906
Other current assets	102,411	—	102,411
Property, equipment and leasehold improvements	183,877	—	183,877
Prepaid expenses	32,067	—	32,067
Intangible assets	450,000	—	450,000
Total identifiable assets acquired	1,479,211	—	1,479,211

Accrued expenses	(165,284)	—	(165,284)
Accounts payable	(77,394)	—	(77,394)
Contract liability	(190,854)	—	(190,854)
Deferred tax liability	(206,636)	24,220	(182,416)
Total liabilities assumed	(640,168)	24,220	(615,948)
Net identifiable assets acquired	839,043	24,220	863,263
Goodwill	1,141,046	(44,144)	1,096,902
Net assets acquired	$1,980,089	$(19,924)	$1,960,165

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Viewpoint Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of October 31, 2018, the Company recorded the identifiable net assets acquired of $839,043 as shown in the table above in its consolidated balance sheet. During the nine months ended September 30, 2019, the Company’s measurement period adjustments of $24,220 were made and, accordingly, the Company recognized these adjustments in its September 30, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $863,263 as shown in the table above. The Company also made a working capital adjustment of $19,924 that was deducted from the second installment paid to the Viewpoint Shareholders on April 30, 2019.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at October 31, 2018	$1,141,046
Changes to estimated fair values
Deferred tax liability	(24,220)
Working capital adjustment	(19,924)
Adjusted goodwill reported at September 30, 2019	$1,096,902

The estimated fair value of the deferred tax liability decreased by $24,220 primarily due to the estimated expected future tax rate applied.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Door

On July 5, 2018 (the “Door Closing Date”), the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the former members of The Door (“collectively, the “Door Members”), in respect of its acquisition of The Door. On the Door Closing Date, The Door merged with and into Window Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. Upon consummation of the merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing primarily in the hospitality sector.

The total consideration payable to the Door Members in respect of the merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Door Closing Date, the Company issued to the Door Members 307,692 shares of Common Stock and paid the Door Members an aggregate of $1.0 million in cash (the “Initial Consideration”). In October of 2018, the Company agreed to advance $274,500 of the second installment due January 3, 2019 to the Door Members so they could meet their tax obligations. Pursuant to the Merger Agreement, on January 3, 2019, the Company paid an aggregate of $725,500 and issued 307,692 shares of Common Stock to the Door Members (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as Stock Consideration has not been registered for resale under the Securities Act.

Each of the Door Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock received as consideration for the merger (the “Share Consideration”) in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

On the Door Closing Date, the Company entered into a registration rights agreement with the Door Members (the “Registration Rights Agreement”), pursuant to which the Door Members are entitled to rights with respect to the registration for resale of the Share Consideration under the Securities Act. All fees, costs and expenses of underwritten registrations under the Registration Rights Agreement will be borne by the Company, other than underwriting discounts and commissions. At any time after July 5, 2019, the Company will be required, upon the request of such Door Members holding at least a majority of the Share Consideration received by the Door Members, to file up to two registration statements on Form S-3 covering up to 25% of the Share Consideration.

The acquisition-date fair value of the consideration transferred totaled $5,999,323, which consisted of the following:

Common Stock issued on Door Closing Date (307,692 shares)	$1,123,077
Common Stock issued on January 3, 2019 (307,692 shares)	1,123,077
Cash paid to Members’ on Door Closing Date	882,695
Members’ transaction costs paid on Door Closing Date	117,305
Cash paid October 2018	274,500
Cash paid on January 3, 2019	725,500
Contingent Consideration	1,620,000
Working capital adjustment ($46,000 paid in cash on March 12, 2019. $87,169 will be issued in shares of stock at a later date)	133,169
$5,999,323

The Company engaged an independent third-party valuation expert to determine the fair values of the various forms of consideration transferred. The fair values of the 307,692 shares of Common Stock issued on the Door Closing Date and the 307,692 shares of Common Stock issued on January 3, 2019 were determined based on the closing market price of the Common Stock on the Door Closing Date of $3.65 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Contingent Consideration arrangement requires that the Company issue up to 1,538,462 shares of Common Stock and up to $2 million in cash to the Door Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The fair value of the Contingent Consideration at the Door Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Door Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 1.61% and 1.88% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 16.5%, and an annual asset volatility estimate of 42.5%. Changes in the fair value on the Contingent Consideration are recorded at each balance sheet date with changes reflected as gains or losses on the condensed consolidated statement of operations.  See Note 10 (Fair Value Measurements) for further discussion on the fair value as of September 30, 2019.

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

Of the calculation of $2,110,000 of acquired intangible assets, $1,010,000 was assigned to customer relationships (10-year useful life), $670,000 was assigned to the trade name (10-year useful life), $260,000 was assigned to non-competition agreements (2-year useful life) and $170,000 was assigned to a favorable lease from the New York City location (26 months useful life), that were recognized at fair value on the Door Closing Date. On January 1, 2019, the Company adopted ASU 2016-02 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $130,769.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the Door Closing Date and the related measurement period adjustments to the fair values:

	July 5, 2018 (As initially reported)	Measurement Period Adjustments	September 30, 2019 (As adjusted)
Cash	$89,287	$—	$89,287
Accounts receivable	469,344	—	469,344
Property, equipment and leasehold improvements	105,488	—	105,488
Prepaid expenses	31,858	—	31,858
Other assets	30,667	—	30,667
Intangible assets	2,110,000	—	2,110,000
Total identifiable assets acquired	2,836,644	—	2,836,644

Accrued expenses	(203,110)	—	(203,110)
Accounts payable	(1,064)	—	(1,064)
Unearned income	(15,500)	—	(15,500)
Other liabilities	(1,913)	—	(1,913)
Deferred tax liability	(584,378)	(9,571)	(593,949)
Total liabilities assumed	(805,965)	(9,571)	(815,536)
Net identifiable assets acquired	2,030,679	(9,571)	2,021,108
Goodwill	3,835,475	142,740	3,978,215
Net assets acquired	$5,866,154	$133,169	$5,999,323

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Door Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of the Door Closing Date, the Company recorded the identifiable net assets acquired of $2,030,679 as shown in the table above in its condensed consolidated balance sheet. The Company has reflected adjustments of $142,740 made during the Company’s measurement period on its September 30, 2019 condensed consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $2,021,108 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at July 5, 2018	$3,835,475
Changes to estimated fair values
Working capital adjustment	133,169
Deferred tax liability	9,571
Adjusted goodwill at September 30, 2019	$3,978,215

The estimated fair value of the deferred tax liability increased by $9,571 primarily due to the estimated expected future tax rate applied.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the Company’s pro forma consolidated operations after giving effect to the Viewpoint and The Door acquisition as if the Company had completed both acquisitions on January 1, 2018 and its results had been included in the consolidated results of the Company for the three and nine months ending September 30, 2018:

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Revenue	$6,588,679	$24,167,118
Net (loss) income	$(33,574)	$513,120

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2018 and (b) interest expense from the Pinnacle Note (as defined below) used to partially pay the consideration for The Door, calculated as if the Pinnacle Note was outstanding as of January 1, 2018. See Note 8 (Notes Payable) for more information regarding the Pinnacle Note.

The impact of the acquisition of The Door and Viewpoint on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2018, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

42West

On March 30, 2017 (the “42West Closing Date”), the Company entered into a purchase agreement with the former members of 42West (collectively, the “42West Members”)  (the “42West Purchase Agreement”) pursuant to which the Company acquired 100% of the membership interests of 42West and 42West became a wholly owned subsidiary of the Company. 42West is an entertainment public relations agency offering talent, entertainment and targeted marketing, and strategic communication services. On January 1, 2019, the Company adopted ASU 2016-02 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $277,878.

The consideration paid by the Company to the 42West Members in connection with the 42West acquisition was approximately $18.7 million in shares of Common Stock, based on a 30-day trading-day average stock price prior to the 42West Closing Date of $9.22 per share, (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to $9.3 million shares of Common Stock at a price of $9.22 per share, upon achievement of certain financial targets that were achieved during 2017 (the “Earn-Out Consideration”). As a result, the Company has issued 1,906,011 shares of Common Stock and will issue an additional 934,269 shares of Common Stock a price of $9.22 related to the Earn Out Consideration and closing adjustments.

In connection with the 42West acquisition, the Company agreed to settle change of control provisions with certain 42West employees and former employees by offering cash payments in lieu of shares of Common Stock. As a result, the Company made payments in the aggregate amount of (i) $20,000 on February 23, 2018; (ii) $292,112 on March 30, 2018 and (iii) $361,760 of March 29, 2019 related to the change of control provisions.  The Company entered into Put Agreements with three separate 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 20,246 shares of Common Stock in respect of the Earn Out Consideration.

Also, in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West Members. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West Members the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three and nine months ended September 30, 2019, respectively, the 42West Members exercised Put Rights with respect to an aggregate of 90,835 and 293,437 shares of Common Stock. The Company paid $65,000 on February 2, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019, $75,000 on April 10, 2019, $50,000 on May 6, 2019, $350,000 on June 3, 2019, $115,500 on June 28, 2019, $75,000 on July 10, 2019, $100,000 on July 15, 2019, $100,000 on August 23, 2019 and $250,000 on September 3, 2019 related to these Put Rights. As of September 30, 2019, an additional $75,000 was due from the exercise of these Put Rights and was paid on October 10, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

 On August 12, 2019, the Company entered into an Amendment, Waiver and Exchange Agreement with one of the holders of the Put Rights and exchanged 44,740 Put Rights for 385,514 shares of Common Stock at a purchase price of $1.08 per share.  On August 12, 2019, the Company entered into an Amendment, Waiver and Exchange Agreement (“Exchange Agreement”) with another holder of Put Rights that had previously exercised 76,194 Put Rights that remained unpaid for an aggregate amount of $702,500. Pursuant to the Exchange Agreement, the Company issued a convertible note to such holder of Put Rights in the amount of $702,500 that bears interest at a rate of 10% per annum and matures on August 12, 2020.  The noteholder may convert the principal and accrued interest at any time during the term of the convertible note for shares of Common Stock at a purchase price based on the 30-day trailing average closing price of the Common Stock.

As of September 30, 2019, the Company had purchased an aggregate of 822,442 shares of Common Stock from the 42West Members for an aggregate purchase price of $7,583,000, of which $75,000 was paid on October 10, 2019, $412,500 was exchanged for 385,514 shares of Common Stock and $702,500 was exchanged for a convertible note payable as described above.

NOTE 4 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include the unamortized costs of Max Steel, the motion picture released on October 14, 2016, and costs of scripts for projects that have not been developed or produced. These costs include direct production costs and production overhead and are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the motion picture.

Revenues earned from motion pictures were $7,616 and $86,606 for the three and nine months ended September 30, 2019.  The Company did not have any revenues earned from motion pictures for the three months ended September 30, 2018 and had $427,153 of revenues earned from motion pictures for the nine months ended September 30, 2018. These revenues were primarily attributable to Max Steel. On August 23, 2019, the Company agreed to exchange up to $900,000 of future revenues of Max Steel for satisfaction of a debt related to the prints and advertising costs of Max Steel (see Note 7 (Debt) for further discussion).  Since the Company does not anticipate generating future revenues from Max Steel, the capitalized production costs in the amount of $629,585 were impaired and recorded as direct costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019.  During the three and nine months ended September 30, 2018, the Company amortized $0 and $203,560 of capitalized production costs using the individual-film-forecast method.  As of September 30, 2019, and December 31, 2018, the Company had a balance of $0 and $629,585 recorded as capitalized production costs related to Max Steel.

The Company purchased scripts for other motion picture or digital productions and recorded $221,536 and $95,000 in capitalized production costs associated with these scripts as of September 30, 2019 and December 31, 2018, respectively. The Company intends to produce these projects, but they were not yet in production as of September 30, 2019 and there can be no assurance that these projects will be produced on the timelines anticipated or at all.

As of September 30, 2019, and December 31, 2018, the Company had total capitalized production costs of $221,536 and $724,585, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its condensed consolidated balance sheets.

The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and aside from those discussed above, did not identify indicators of impairment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. As of September 30, 2019, the Company has delivered the motion picture to the distributors and satisfied the other requirements of these agreements. For the nine months ended September 30, 2019, the Company received $116,067 from a foreign distributor that had been deemed uncollectible for the year ended December 31, 2018 and recorded it against bad debt expense in its condensed consolidated statement of operations under selling, general and administrative expenses. In addition, the domestic distributor of Max Steel reports to the Company on a quarterly basis the sales of the motion picture in the United States.  The Company did not have a balance in accounts receivable related to Max Steel as of both September 30, 2019, and December 31, 2018.

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of September 30, 2019 and December 31, 2018, the Company had accounts receivable balances of $3,023,870 and $3,173,107, respectively, net of allowance for doubtful accounts of $311,649 and $283,022, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had a balance of $576,799 and $620,970 in other current assets on its condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, these amounts were primarily composed of the following:

Indemnification asset – As of September 30, 2019 and December 31, 2018, the Company included in other current assets on its condensed consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West acquisition.

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of September 30, 2019 and December 31, 2018, the Company had a balance of $60,000 from these tax incentives.

Income tax receivable – The Company is owed an overpayment from certain taxes paid for 2018.  As of September 30, 2019 and December 31, 2018, the Company had a balance of $29,339 and $62,776, respectively, from income tax receivable.

Capitalized costs – The Company capitalizes certain third-party costs used in the production of its marketing video content. As of September 30, 2019 and December 31, 2018, the Company had a balance of $18,918 and $76,313, respectively related to these third-party costs.

Deferred costs – As of September 30, 2019, the Company had $65,414 in other deferred costs mainly related to improvements to the property that it is leasing effective October 1, 2019.  The Company did not have any deferred costs recorded on its consolidated balance sheet as of December 31, 2018.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$719,291	$713,075
Computers and equipment	1,679,782	1,636,391
Leasehold improvements	732,870	732,870
	3,131,943	3,082,336
Less: accumulated depreciation and amortization	(2,169,858)	(1,899,816)
Property, equipment and leasehold improvements, net	$962,085	$1,182,520

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $96,077 and $276,505 for the three and nine months ended September 30, 2019, respectively.

NOTE 6 — INVESTMENT

At September 30, 2019, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both September 30, 2019 and December 31, 2018, related to this investment.

NOTE 7 — DEBT

Loan and Security Agreement

During 2016, Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”) providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. Proceeds of the credit facility in the aggregate amount of $12,500,000 were used to pay a portion of the print and advertising expenses (“P&A”) of the domestic distribution of Max Steel. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. The loan was partially secured by a $4,500,000 corporate guaranty from an unaffiliated third-party associated with the film, of which Dolphin provided a backstop guaranty of $620,000. The Company also granted the lender a security interest in bank account funds totaling $1,250,000. The loan was also secured by substantially all of the assets of Max Steel Holdings. Once it was determined that Max Steel would not generate sufficient funds to repay the lender, the unaffiliated party paid the lender the $4,500,000 to reduce the loan balance and the lender applied the $1,250,000 of funds in the Company’s bank account to the reduce the loan balance. Amounts borrowed under the credit facility accrued interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, as determined by the borrower.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On August 23, 2019, the Company entered into a Revenue Participation Agreement (the “Participation Agreement”) with the creditor of the P&A Loan and agreed to exchange up to $900,000 of future domestic revenues of Max Steel for the full repayment and discharge of the balance of the P&A Loan that on the date of the Participation Agreement was $712,953, including accrued interest.  Per the terms of the Participation Agreement, the Company does not make any representation or warranty that Max Steel will generate additional revenues. The Company recorded a gain on extinguishment of debt in the amount of $712,953 in its condensed consolidated statements of operations for the three and nine months ended September 30, 2019, related to the discharge of the P&A Loan.  As of September 30, 2019 and December 31, 2018, the Company had outstanding balances of $0 and $682,842, respectively, related to the P&A Loan recorded on its condensed consolidated balance sheets in the caption debt. On its condensed consolidated statement of operations for the three and nine months ended September 30, 2019, the Company recorded interest expense of $13,411 and $60,660, respectively, and $0 and $112,491 for the three and nine months ended September 30, 2018, respectively, related to the P&A Loan. For the nine months ended September 30, 2018, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

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

As of September 30, 2019, and December 31, 2018, the Company had outstanding balances of $3,311,199, including accrued interest in the amount of $1,698,280 and $3,353,740, including accrued interest of $1,624,754, respectively, in the caption debt related to this Production Service Agreement on its condensed consolidated balance sheets

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. As of September 30, 2019 and December 31, 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of September 30, 2019, the Company was in compliance with all covenants under the Loan Agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 8 — NOTES PAYABLE

Convertible Notes

2019 Lincoln Park Note

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”), pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note in an initial principal amount of $1,100,000 (the “Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock (the “Lincoln Park Warrants”) at an exercise price of $2.00 per share and 137,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates. As such, on each of July 23, 2019 and September 20, 2019, the Company issued Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock.  The Lincoln Park Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at an initial conversion price equal to the lower of (a) $5.00 per share and (b) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share.  If an event of default under the Lincoln Park Note occurs prior to maturity, the Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The Lincoln Park Note matures on May 21, 2021 and can be paid at prior to the maturity date without any penalty.

On May 21, 2019, the date of the issuance of the Lincoln Park Note, the Company’s Common Stock had a market value of $1.37 per share. The Company determined that the Lincoln Park Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Lincoln Park Note of $1.18 per share, (after allocating a portion of the convertible debt to the warrants based on the fair value of the warrants) and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Lincoln Park Note. The Company recorded a beneficial conversion feature on the Note of $166,887 that is amortized and recorded as interest expense over the life of the Lincoln Park Note.  The original issue discount of $100,000 is amortized and recorded as interest expense over the life of the Lincoln Park Note. For the three months ended September 30, 2019, the Company recorded $33,361 of interest expense from the amortization of the original issue discount and beneficial conversion feature.  As of September 30, 2019, the Company had a balance of $877,594, net of $83,334 of original debt discount and $139,072 of beneficial conversion feature, related to the Lincoln Park Note in noncurrent liabilities on its condensed consolidated balance sheet.

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

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, and September 25, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, and $250,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, and September 25, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the note holder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. As of September 30, 2019, the Company had a balance of $600,000 in noncurrent liabilities related to these convertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On August 12, 2019, the Company entered into the Exchange Agreement whereby one of the 42West Members agreed to take a convertible note instead of cash in exchange for 76,194 Put Rights that had been exercised by one of the 42West Members and not paid.  The principal amount of the convertible note is $702,500, bears interest at a rate of 10% per annum and matures on August 12, 2020.  The balance of the convertible note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time during the term of the convertible note payable, at a purchase price based on the 30-day trailing average closing price of the Common Stock. See Note 3 (Mergers and Acquisitions) for more information regarding the Exchange Agreement.

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Pinnacle Note”) to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle. The Company used the proceeds of the Pinnacle Note to finance the Company’s acquisition of The Door. The Company’s obligations under the Pinnacle Note are secured primarily by a lien on the assets of The Door and Viewpoint.

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

For the three and nine months ended September 30, 2019, the Company recorded interest expense of $30,000 and $90,000, respectively related to the Pinnacle Note and paid interest in the amount of $30,000 and $60,000, respectively.  For the three and nine months ended September 30, 2019, the Company recorded $30,769 and $92,307 as interest expense related to the amortization of the debt discount.  As of September 30, 2019, the Company had a balance of $1,469,231, net of $30,769 of debt discount, recorded in current liabilities on its condensed consolidated balance sheet, related to the Pinnacle Note and $30,000 of accrued interest recorded in other current liabilities. As of December 31, 2018, the Company had a balance of $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on its consolidated balance sheet, related to the Pinnacle Note.

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $625,000. Each of the convertible promissory notes had an initial maturity date of one year from the date of issuance, with the exception of one note in the amount of $75,000 which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the Company and the noteholders agreed to extend the maturity date for another year from the original maturity date, with the exception of the $75,000 note with a two-year maturity date. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

For the three and nine months ended September 30, 2019, the Company paid interest on these notes in the aggregate amount of $20,875 and $54,021, respectively and recorded interest expense in the amount of $31,903 and $66,368, respectively relating to these notes. For the three and nine months ended September 30, 2018, the Company paid interest on these notes in the aggregate amount of $15,625 and $50,515, respectively and recorded interest expense in the amount of $15,208 and $58,564, respectively relating to these notes. As of September 30, 2019 and December 31, 2018, the Company recorded accrued interest of $17,209 and $4,861, respectively, relating to the convertible notes payable. As of September 30, 2019 and December 31, 2018, the Company had a balance of $550,000 and $1,252,000, respectively, in current liabilities and a balance of $600,000 in noncurrent liabilities as of September 30, 2019 on its condensed consolidated balance sheets relating to these convertible notes payable.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (“KCF”), an entity controlled by Mr. Stephen L Perrone, an affiliate of the Company. On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note.

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

During the three and nine months ended September 30, 2019, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $26,165 and $79,973, respectively. During the three and nine months ended September 30, 2018, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $15,000 and $45,834, respectively.  The Company had balances of $6,038 and $6,315 as of September 30, 2019 and December 31, 2018, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three and nine months ended September 30, 2019 of $26,165 and $79,696, respectively, and $22,562 and $67,438, for the three and nine months ending September 30, 2018, respectively, relating to these promissory notes. As of September 30, 2019, the Company had a balance of $286,068 in current liabilities and $747,012 in noncurrent liabilities related to these nonconvertible promissory notes.  As of December 31, 2018, the Company had balances of $479,874 in current liabilities and $612,359 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

For the three and nine months ended September 30, 2019, the Company did not repay any principal balance of the DE LLC Note and recorded interest expense of $27,924 and $82,863, respectively.   For the three and nine months ended September 30, 2018, the Company repaid $0 and $601,001, respectively of principal balance and recorded interest expense of $27,924 and $101,459, respectively, relating to the DE LLC Note. As of September 30, 2019 and December 31, 2018, the Company had a principal balance of $1,107,873 and accrued interest of $387,668 and $304,888, respectively, relating to the DE LLC Note on its condensed consolidated balance sheet.

See Note 8 (Notes Payable) for discussion on a note payable with KCF, an entity wholly owned by Stephen L Perrone, an affiliate of the Company.

NOTE 10 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted Put Rights to the sellers.  During the nine months ended September 30, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 293,437 shares of Common Stock. As a result, the sellers were paid $65,000 on February 2, 2019, $35,000 on March 13, 2019, $300,000 on April 1, 2019, $75,000 on April 10, 2019, $50,000 on May 6, 2019, $350,000 on June 3, 2019, $115,500 on June 28, 2019, $75,000 on July 10, 2019, $100,000 on July 15, 2019, $100,000 on August 23, 2019 and $250,000 on September 3, 2019 related to these Put Rights. As of September 30, 2019, an additional $75,000 was due from the exercise of these Put Rights and was paid on October 10, 2019.  In addition, the Company exchanged 44,740 Put Rights for 385,514 shares of Common Stock and issued a convertible note payable in the amount of $702,500 for 76,194 Put Rights.  See Note 3 (Mergers and Acquisitions) for further discussion.

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 was $3,277,892 and $5,984,067, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three and nine months September 30, 2019, the Company recorded a gain of $627,799 and $2,406,175, respectively, and a loss of $110,840 and a gain of $1,305,797, respectively, for the three and nine months ended September 30, 2018, in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the September 30, 2019 and December 31, 2018.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of September 30, 2019	As of December 31, 2018
Equity volatility estimate	60.4% – 65.0%	35.0% – 59.4%
Discount rate based on US Treasury obligations	1.69% – 1.89%	2.45% – 2. 63%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to September 30, 2019:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2018	$5,984,067
Put rights exercised in December 2018 paid in January 2019	(375,000)
Change in fair value (gain) reported in the statements of operations	(2,406,175)
Put rights exercised September 2019 and not yet paid	75,000
Ending fair value of put rights reported in the condensed consolidated balance sheet at September 30, 2019	$3,277,892

Contingent Consideration

In connection with the Company’s acquisition of The Door, the Door Members have the potential to earn the Contingent Consideration, comprising up to 1,538,462 shares of Common Stock, based on a purchase price of $3.25, and up $2,000,000 in cash on achievement of adjusted net income targets based on the operations of The Door over the four-year period beginning January 1, 2018.  See Note 3 (Mergers and Acquisitions) for further discussion.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 is $440,000 and $550,000, respectively. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three and nine months ended September 30, 2019, the Company recorded a gain on the Contingent Consideration of $20,000 and $110,000, respectively, in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of September 30, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.61% - 1.88%	2.47% - 2.59%
Annual Asset Volatility Estimate	42.5%	65.0%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to September 30, 2019:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	(110,000)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2019	$440,000

NOTE 11 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $311,484 and $522,620 as of September 30, 2019 and December 31, 2018, respectively, in contract liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

	Max Steel Productions LLC					JB Believe LLC
	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	As of and for the nine months ended September 30,	For the three months ended September 30,	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	As of and for the nine months ended September 30,	For the three months ended September 30,
(in USD)	2019	2019	2018	2018	2018	2019	2019	2018	2018	2018
Assets	7,379,851	—	7,978,887	8,722,453	—	182,267	—	205,725	—	—
Liabilities	(11,816,966)	—	(11,887,911)	(12,228,022)	—	(6,750,057)	—	(6,741,834)	(6,743,568)	—
Revenues	78,990	—	—	427,153	—	7,616	7,616	—	—	—
Expenses	(607,081)	(633,371)	—	(280,604)	(173,339)	(39,298)	(9,834)	—	(290)	—

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and nine months ended September 30, 2019 and 2018. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Max Steel Productions, LLC was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note 7 (Debt), the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel Productions, LLC with the Company controlling the production of the motion picture and having the rights to sell the motion picture.

As of September 30, 2019 and December 31, 2018, the Company had a balance in capitalized production costs of $0 and $629,585, respectively. For the year ended December 31, 2018, the Company wrote off accounts receivable of $618,165, of which it had an allowance for doubtful account of $227,280 and did not have a balance in accounts receivable related to Max Steel as of December 31, 2018. For the nine months ended September 30, 2019, the Company collected $116,067 of receivables that had previously been written off and recorded the receipt against bad debt expense. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. For the nine months ended September 30, 2019 and 2018, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $116,067 and $4,582, respectively. If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer receive the revenues from these territories and would impair the capitalized production costs and related accounts receivable. The Company believes that the lender’s only recourse under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of any contractual obligation on behalf of the Company, payment of the loan would have a material adverse effect on its liquidity, results of operations and financial condition.

As of September 30, 2019 and December 31, 2018, there were outstanding balances of $3,311,199, including accrued interest of $1,698,280 and $3,353,741, including accrued interest of $1,624,755, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets. The accrued interest was reclassified from other current liabilities to debt in the current period.

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture Believe. The Company was given unanimous consent by the members of this entity to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the United States. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. The capitalized production costs were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company, which it owes $6,491,834.

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
SEPTEMBER 30, 2019

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On March 20, 2019, one of the sellers of 42West exercised Put Rights for 87,040 shares of Common Stock and was paid an aggregate amount of $100,000 on April 1, 2019. The remaining $702,500 was converted to a note payable on August 12, 2019.

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

On June 25, 2019, one of the sellers of 42West exercised Put Rights for 12,527 shares of Common Stock and was paid $115,500 on June 28, 2019.

On June 24, 2019, one of the sellers of 42West exercised Put Rights for 8,134 shares of Common Stock and was paid $75,000 on July 10, 2019.

On June 30, 2019 one of the sellers of 42West exercised Put Rights for 10,846 shares of Common Stock and was paid $100,000 on July 17, 2019.

On August 12, 2019, one of the sellers of 42West exercised exchanged 44,740 Put Rights for 385,514 shares of Common Stock.  On the same day, the same seller exercised Put Rights for 16,269 shares of Common Stock and was paid $150,000 on September 3, 2019.

On August 19, 2019, one of the sellers of 42West exercised Put Rights for 10,846 shares of Common Stock and was paid $100,000 on September 3, 2019.

On August 23, 2019, one of the sellers of 42West exercised Put Rights for 10,846 shares of Common Stock and was paid $100,000.

On September 24, 2019, one of the sellers of 42West exercised Put Rights for 8,134 shares of Common Stock and was paid $75,000 on October 10, 2019.

As of September 30, 2019 and December 31, 2018, the Company had 14,641,466 and 14,123,157 shares of Common Stock issued and outstanding, respectively.

See Note 20 (Subsequent Events) regarding the issuance of 2,700,000 shares of Common Stock in an underwritten public offering in October 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 14 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net (loss) income attributable to Dolphin Entertainment common stock shareholders	$(350,831)	$180,145	$(1,120,090)	$665,145
Deemed dividend	—	(20,645)	—	(20,645)
Net (loss) income attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings per share	$(350,831)	$159,500	$(1,120,090)	$644,500
Change in fair value of put rights	(627,799)	—	(2,406,175)	(1,305,797)
Numerator for diluted (loss) earnings per share	$(978,630)	$159,500	$(3,526,265)	$(661,297)

Denominator
Denominator for basic EPS - weighted-average shares	16,071,891	14,565,766	15,995,774	13,151,649
Effect of dilutive securities:
Put rights	3,776,045	—	4,229,355	2,103,796
Denominator for diluted EPS - adjusted weighted-average shares	19,847,936	14,565,766	20,225,129	15,255,445

Basic (loss) earnings per share	$(0.02)	$0.01	$(0.07)	$0.05
Diluted (loss) earnings per share	$(0.05)	$0.01	$(0.17)	$(0.04)

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

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted (loss) earnings per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted (loss) earnings per share for the three and nine months ended September 30, 2019 and 2018 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three and nine months ended September 30, 2019 and 2018 is subtracted from net income.

Other potentially dilutive equity instruments such as convertible notes payable, were not included in the calculation of diluted (loss) earnings per share for the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018 because they were determined to be anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 15 — WARRANTS

A summary of warrants outstanding at December 31, 2018 and issued, exercised and expired during the nine months ended September 30, 2019 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2018	2,727,253	$3.62
Issued	412,500	2.00
Exercised	—	—
Expired	(1,000,000)	2.29
Balance at September 30, 2019	2,139,753	$3.61

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at September 30, 2019		Original Exercise Price	Exercise price at December 31, 2018	Expiration Date
Warrant “G”	750,000	$	Expired	$10.00	$2.29	January 31, 2019
Warrant “H”	250,000	$	Expired	$12.00	$2.29	January 31, 2019
Warrant “I”	250,000		$2.00	$14.00	$2.29	January 31, 2020
	1,250,000

The Warrants “G”, “H” and “I” contain a down round provision providing that, in the event the Company sells grants or issues any Common Stock or options, warrants, or any instrument convertible into shares of Common Stock or equity in any other form at a deemed per share price below the then current exercise price per share of the Warrants “G”, “H” and “I”, then the then current exercise price per share for the warrants that are outstanding will be reduced to such lower price per share. Under the terms of the Warrants “G”, “H” and “I”, T Squared has the option to continually pay the Company an amount of money to reduce the exercise price of any of Warrants “G”, “H” and “I” until such time as the exercise price of Warrant “G”, “H” and/or “I” is effectively $0.02 per share. At such time when the T Squared has paid down the warrants to an exercise price of $0.02 per share or less T Squared will have the right to exercise the Warrants “G”, “H” and “I” via a cashless provision. Due to the existence of the down round provision, the Warrants “G”, “H” and “I” were carried in the consolidated financial statements as derivative liabilities at fair value. However, on July 1, 2018, the Company adopted ASU 2017-11 that states down round provisions no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, the Company used the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings to classify the instruments as equity. Warrants “G” and “H” were not exercised and expired on January 31, 2019.

In the 2017 offering, the Company issued 1,215,000 units, each comprising one share of Common Stock, and one warrant exercisable for one share of Common Stock for $4.74 per share. In addition to the units issued and sold in this 2017 offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 85,050 shares of Common Stock at a purchase price of $4.74 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital.

On each of May 21, July 23, and September 20, 2019 the Company issued Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock (412,500 total) at a purchase price of $2.00 per share to Lincoln Park related to the Lincoln Park Note.  The Lincoln Park Warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the Lincoln Park Warrants is not effective and available at the time of exercise, the Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Lincoln Park Warrants had a fair value at issuance of approximately $190,000. The Company determined that the Lincoln Park Warrants should be classified as equity and recorded the fair value of the warrants as additional debt discount and additional paid in capital.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 16 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of September 30, 2019 and December 31, 2018, the Company accrued $2,637,500 and $2,625,000, respectively, of compensation as accrued compensation and has balances of $1,427,054 and $1,230,719 respectively, in accrued interest in other current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $66,164 for each three month period ended September 30, 2019 and 2018, and $196,336 and $192,745 for the nine months ended September 30, 2019 and 2018, respectively, on the condensed consolidated statements of operations.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Mr. Allan Mayer, a member of the Board of Directors  of the Company, exercised Put Rights and caused the Company to purchase 54,230 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $500,000, during the nine months ended September 30, 2019. In addition, on August 12, 2019, Mr. Mayer entered into an agreement with the Company to exchange 44,740 Put Rights for 385,514 shares of Common Stock.

See Note 9 for discussion on related party loans.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as ((Loss) income before other income (expenses) on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018). Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

In connection with the acquisitions of 42West, The Door, and Viewpoint, the Company assigned $7,696,885 of intangible assets, net of accumulated amortization of $3,884,448 and goodwill of $15,996,977 (after goodwill impairment of $1,857,000) as of September 30, 2019 to the Entertainment Publicity and Marketing segment. The balances reflected as of September 30, 2018 for Entertainment Publicity and Marketing segment comprise 42West and The Door.

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2019		September 30, 2018
Revenues:
EPD	$5,940,440	$18,464,330	$5,720,264	$16,297,466
CPD	7,616	86,606	—	427,153
Total	$5,948,056	$18,550,936	$5,720,264	$16,724,619

Segment Operating (Loss) Income:
EPD	$(81,511)	$(892,269)	$351,040	$1,316,723
CPD	(1,330,660)	(2,547,142)	(889,880)	(1,885,240)
Total operating loss	(1,412,171)	(3,439,411)	(538,840)	(568,517)
Interest expense	(295,556)	(884,665)	(277,122)	(810,521)
Other income (expense)	1,356,896	3,203,986	176,656	1,505,352
(Loss) Income before income taxes	$(350,831)	$(1,120,090)	$(639,306)	$126,314

	As of September 30,
	2019	2018
Total assets:
EPD	$35,774,237	$31,948,212
CPD	1,833,393	8,374,516
Total	$37,607,630	$40,322,728

NOTE 18 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company and included in restricted cash in the amounts of $36,662 and $55,014 as of September 30, 2019 and December 31, 2018, respectively. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York. An entity wholly owned by the former Door Members is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $150,973 to the affiliate during the nine months ended September 30, 2019 related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at September 30, 2019. The lease also provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company has not and does not expect to execute such option.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Company was obligated under an operating lease for office space in Los Angeles, California until July 31, 2019. The monthly rent was $13,746 with annual increases of 3% for years 1 – 3 and 3.5% for the remainder of the lease. The lease was secured by a cash security deposit in the amount of $32,337. On June 1, 2017, the Company entered into an agreement to sublease the office space in Los Angeles, California. The sublease was effective June 1, 2017 through July 31, 2019 with lease payment as follows: (i) $14,892 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338 per month for the remainder of the sublease. The subtenant vacated the premises on July 31, 2019 and the Company’s obligations under the sublease and master lease agreements were satisfied. As such, $30,802 of the security deposit was returned to the Company.

On February 19, 2019, the Company entered into an agreement to lease 3,024 square feet of office space in Coral Gables, Florida. The lease is for a period of 62 months from the commencement date, at a monthly lease rate of $9,954 with annual increases of 3%. The rent payments are abated for the first four months of the lease after the commencement date. Per the lease agreement, the commencement date is defined as the earlier of (i) date on which landlord delivers to the tenant possession of the premises with the work (as defined in the lease) substantially completed and (ii) the date of which the tenant begins occupying the premises for the conduct of business. The landlord and the Company agreed on October 1, 2019 as the lease commencement date.  As such this lease was not included in the right-of-use asset or lease liabilities on the Company’s consolidated balance sheet as of September 30, 2019. The lease allows for a tenant improvement allowance to build out the space and any cost of the improvements over the tenant allowance are the Company’s responsibility. The landlord is responsible for the construction of the improvements.

The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	January 1, 2019	September 30, 2019
Assets
Right-of-use asset	$7,547,769	$6,139,776

Liabilities
Current
Lease liability	$1,394,479	$1,404,938

Noncurrent
Lease liability	$6,298,437	$5,269,239

Total lease liability	$7,692,916	$6,674,177

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three and nine months ended September 30, 2019.

Lease costs	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease costs	Selling, general and administrative expenses	$529,694	$1,651,423
Operating lease costs	Direct costs	60,861	182,583
Sublease income	Selling, general and administrative expenses	—	(94,738)
Net lease costs		$590,555	$1,739,268

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Maturities of lease liabilities were as follows:

2019 (excluding nine months ended September 30, 2019)	$476,401
2020	1,892,725
2021	1,550,344
2022	926,500
2023	927,564
Thereafter	2,860,001
Total lease payments	$8,633,535
Less: Imputed interest	(1,959,443)
Present value of lease liabilities	$6,674,092

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right-of-use asset. The weighted average remaining lease term for our operating leases was six years at September 30, 2019.

The Company adopted ASU 2016-02 with respect to leases effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., a former wholly owned subsidiary of the Company that has subsequently filed for bankruptcy in Canada and been dissolved (“Dolphin Canada”),  Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Canada, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Canada alleging that Dolphin Canada agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Canada filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Canada denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Canada seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Canada also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has not filed for a motion to dismiss and no further action has been taken in the case. The ultimate results of these proceedings against the Company could result in a loss ranging from 0 to $325,000. On March 23, 2012, Dolphin Canada filed for bankruptcy in Canada. The bankruptcy will not protect the Company from the third-party claim filed against it. However, the Company has not accrued for this loss because it believes that the claims against it are without substance and it is not probable that they will result in loss. As of September 30, 2019, the Company had not received any other notifications related to this action.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc.  2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the nine months ended September 30, 2019, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $77,000 and $275,535, during the three and nine months ended September 30, 2019. Contributions to the 42West and The Door 401(K) plan that was in existence during the nine months ended September 30, 2018 were at the discretion of management. The Company’s contributions were $214,407 for the nine months ended September 30, 2019. 42West adopted the Company’s plan during the nine months ended September 30, 2019.

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

In connection with the acquisition of The Door, each of the Door Members has entered into a four-year employment agreement with The Door, pursuant to which each Door Member has agreed not to transfer any shares of Common Stock received as consideration for the merger (the “Share Consideration”) in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

During the year ended December 31, 2017, 42West renewed two senior level management employment agreements each with a three-year term. The contracts define each individual’s base compensation along with salary increases. The employment agreements contain provisions for termination and as a result of death or disability and entitles each of the employees to bonuses, commissions, vacations and to participate in all employee benefit plans offered by the Company.  A third senior management level employee with an employment contract with similar terms as described above, left 42West during the nine months ended September 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

On April 5, 2018, the principal sellers of 42West signed amendments to their respective employment agreements that modified the annual bonus provisions. These amendments eliminated the rights of each of them (i) to be eligible to receive in accordance with the provisions of the Company’s incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of each such employment agreement, of $200,000 in shares of Common Stock  based on the 30-day trading average closing price of such common stock. The amendment provides for each of the Principal Sellers to be eligible under the Company’s incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals. No cash bonuses were paid during the nine months ended September 30, 2019 to the principal sellers of 42West.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of September 30, 2019.

Motion Picture Industry Pension Accrual

Until April 2, 2019, 42West was a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans conducted an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the contribution obligations to the Plans. During 2018, 42West came to an agreement with the Plans to pay $314,256 over a twelve-month period. During the three and nine months ended September 30, 2019, it paid an aggregate amount of $27,921 and $174,651, respectively, to the Plans related to this agreement. As of December 31, 2018, the Company had accrued $174,651 in its consolidated balance sheet related to the audit.  As $174,651 was paid in the nine months ended September 30, 2019, the accrual has been fully settled.

NOTE 20 – SUBSEQUENT EVENTS

On October 10, 2019, the Company paid $75,000 to one of the sellers of 42West for a Put Right that was exercised on September 24, 2019.

On October 11, 2019, the Company issued a convertible promissory note agreement to a third-party investor and received $500,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On October 17, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) relating to an underwritten public offering of 2,700,000 shares of Common Stock at a price to the public of $0.78 per share.  The offering closed on October 21, 2019 and the net proceeds to the Company were approximately $1.8 million, after deducting the underwriter’s discount and offering expenses payable by the Company.  Pursuant to the Underwriting Agreement, we granted Maxim the option, exercisable for a period of 45 days, to purchase up to 405,000 shares of Common Stock to cover overallotments. Maxim has not exercised the option as of the date of this Quarterly Report on Form 10-Q. The Company intends to use the proceeds for general corporate purposes, including the acquisitions of complementary businesses and working capital.

On October 31, 2019, pursuant to the Viewpoint Purchase Agreement, the Company owed $250,000 of consideration to the Viewpoint Shareholders.  On October 31, 2019, the Company paid $65,938 and owes an additional $184,062 that had not been paid as of the filing of this Form 10-Q.

On November 5, 2019, the Company issued a promissory note (the “Note”) in the amount of $350,000 and received $348,250, after a one half of one percent non-refundable origination fee, per the terms of the Note.  The Note matures on November 4, 2021 and bears interest of 10% per annum payable on a monthly basis.  The Company may prepay the Note, in whole or in part, without penalty, as long as a minimum interest amount of $17,500 has been paid.  The proceeds of the Note will be used for working capital.

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

Through our subsidiaries, 42West and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. The Door and 42West are both recognized global leaders in the PR services for the industries they serve. Our acquisition of Viewpoint has added full-service creative branding and production capabilities to our marketing group. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. By way of example, both 42West and The Door have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social media awareness and engagement. Thus, we believe that our acquisition of Viewpoint provides a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space and has the potential to fuel topline revenue growth by driving increases in average revenue per client with the cross-selling of video content creation services. We have identified potential acquisition targets and are in various stages of discussion with such targets. We believe that our existing portfolio of public relations and marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class service providers across a variety of entertainment and lifestyle verticals. We further believe that new acquisitions in this space would improve our portfolio’s breadth and depth of services and, therefore, we would be able to offer an even more compelling opportunity for other industry leaders to join, and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment. We intend to complete additional acquisitions during 2019, but there is no assurance that we will be successful in doing so, whether in 2019 or at all.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2018, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2018 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through additional sales of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. On October 21, 2019, we closed an underwritten public offering and sold 2,700,000 shares of Common Stock at a public offering price of $0.78 per share and received approximately $1.8 million, after deducting the underwriter’s discount and offering expenses payable by us.  This and any such issuances of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially.

Revenues

For the three and nine months ended September 30, 2019 and 2018, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. For the three months ended September 30, 2019, revenue from content production was generated from international sales of Believe and for the nine months ended September 30, 2019, revenue from content production segment was derived primarily from the domestic distribution of Max Steel.  For the three and nine months ended September 30, 2018, the content production segment revenues were derived from the domestic and international distribution of Max Steel.  Revenue by percentage of aggregate revenue for our two segments for the three and nine months ended September 30, 2019 and 2018 is set forth below:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing	99.9%	100.0%	99.5%	97.4%
Content production	0.1%	0.0%	0.5%	2.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

Content Production

Dolphin Films

For the nine months ended September 30, 2019, we derived revenues from Dolphin Films primarily through the domestic distribution of our motion picture, Max Steel. For the nine months ended September 30, 2018, we derived revenues from the domestic and international distribution of Max Steel.

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

•

Other – We earn additional revenues through Dolphin Films’ U.S. theatrical distributor which has existing output arrangements for the distribution of productions to home entertainment, video-on-demand, or VOD, pay-per-view, or PPV, electronic-sell-through, or EST, SVOD and free and pay television markets. The revenues expected to be derived from these channels are based on the performance of the motion picture in the domestic box office. For the nine months ended September 30, 2019 and 2018, the majority of revenues from Max Steel were derived from these channels.

In 2016, Max Steel Holdings entered into a loan agreement to finance the prints and advertising costs of Max Steel. The loan for the prints and advertising costs was to be repaid by revenue generated from the domestic distribution of Max Steel.  On August 23, 2019, Max Steel Holdings entered into a revenue participation agreement with the creditor of the prints and advertising loan and agreed to exchange up to $0.9 million of future domestic revenues of Max Steel for the repayment and discharge of the balance of the prints and advertising loan which on the date of the agreement was approximately $0.7 million.  Our ability to receive additional revenues from Max Steel depends on the film generating additional revenues over $0.9 million from the domestic distribution of Max Steel.

The Max Steel VIE entered into a production service agreement to finance the production of Max Steel.  Funds received from the production service agreement were to be repaid from the revenues generated from the international distribution of Max Steel.  The international distribution agreements did not yield sufficient funds for the repayment prior to the loan’s maturity date.  If the lender forecloses on the collateral securing the loan, the Max Steel VIE will lose the copyright for Max Steel and consequently we will no longer receive any revenues from the international distribution of Max Steel.  For a discussion of the terms of these agreements, see “Liquidity and Capital Resources” below.

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

Other Income and Expenses

For the three and nine months ended September 30, 2019 other income and expenses consisted of: (1) changes in fair value of put rights; (2) changes in fair value of contingent consideration (3) interest and debt amortization expense, and (4) gain on debt extinguishment. For the three months ended September 30, 2018 other income and expenses consisted of (1) acquisition costs; (2) changes in fair value of put rights; (3) changes in fair value of contingent consideration, and (4) interest expense and debt amortization expense. For the nine months ended September 30, 2018 other income and expenses consisted of (1) loss on extinguishment of debt; (2) acquisition costs; (3) changes in fair value of put rights; (4) changes in fair value of contingent consideration, and (5) interest expense and debt amortization expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 as compared to three and nine months ended September 30, 2018

Revenues

For the three and nine months ended September 30, 2019 and 2018 our revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Entertainment publicity and marketing segment	$5,940,440	$5,720,264	$18,464,330	$16,297,466
Content production segment	7,616	—	86,606	427,153
Total revenue	$5,948,056	$5,720,264	$18,550,936	$16,724,619

Revenues from entertainment publicity and marketing increased by approximately $0.2 million and $2.2 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same period in the prior year. The increase was due primarily to the addition of revenues of The Door and Viewpoint which we acquired on July 5, 2018 and October 31, 2018, respectively, partially offset by the decrease in revenues of 42West caused by the departure of several publicists in June of 2018.

Revenues from content production decreased by approximately $0.3 million for the nine months ended September 30, 2019, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. On August 23, 2019, we entered into an agreement with the creditor of the prints and advertising loan related to Max Steel and agreed to exchange up to $0.9 million of future revenues from the domestic distribution of Max Steel for the repayment and discharge of the prints and advertising loan. As a result, we will not generate additional revenues from the domestic distribution of Max Steel unless the film generates over $0.9 million of revenues.

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

Expenses

For the three and nine months ended September 30, 2019 and 2018, our expenses were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Expenses:
Direct costs	$1,540,711	$333,041	$4,006,806	$1,199,165
Selling, general and administrative	1,023,757	1,111,519	2,875,348	2,547,621
Depreciation and amortization	485,965	599,078	1,446,168	1,345,421
Legal and professional	353,699	601,330	1,158,497	1,445,818
Payroll	3,956,095	3,614,139	12,503,528	10,755,111
Total expenses	$7,360,227	$6,259,107	$21,990,347	$17,293,136

Direct costs increased by approximately $1.2 million and $2.8 million, respectively, for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. Direct costs related to the entertainment publicity and marketing segment were approximately $0.8 million and $3.2 million, respectively, for the three and nine months ended September 30, 2019 as compared to $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2018. The increase was primarily due to the direct costs associated with the addition of operations of The Door and Viewpoint. Entertainment publicity and marketing direct costs for the three and nine months ended September 30, 2018 was composed of only the direct costs for 42West.

Direct costs related to the content production segment were approximately $0.7 million for the three and nine months ended September 30, 2019 and approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2018. Direct costs for the content production segment consist primarily of (i) impairment of capitalized production costs; (ii) residual payments made to the guilds and (iii) distributor costs to produce DVD’s. Capitalized production costs for Max Steel were impaired during the three and nine months ended September 30, 2019 as a result of the agreement to direct all future film revenues up to $0.9 million to the print and advertising loan’s creditor, in settlement of said loan.  We evaluate capitalized production costs to determine if the fair value of the capitalized production costs is below the carrying value.  Based on management’s estimate of ultimate revenues for Max Steel, the capitalized production costs in the amount of $0.7 million were determined to be above fair value and were impaired during the three months ended September 30, 2019.

Selling, general and administrative expenses decreased by approximately $0.1 million and increased by approximately $0.3 million for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. The three-month decrease was primarily due to decreases in bad debt, travel, and administrative expenses, offset by Viewpoint expenses included in the 2019 balance.  The increase was primarily due to the addition of operations of Viewpoint included in the balances for the nine months ended September 30, 2019. Since the acquisition of Viewpoint took place after September 30, 2018, selling, general and administrative expenses for the three and nine months ended September 30, 2018 did not include any balances for this entity.

Depreciation and amortization decreased by approximately $0.1 million for the three months ended September 30, 2019 and increased by approximately $0.1 million for the nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. For the three months ended September 30, 2019, the amortization expense does not include favorable lease amortization due to the Company’s adoption of the new lease accounting (ASC 842) on January 1, 2019 that requires favorable leases to be accounted for as a right-of-use asset. The nine months ended September 30, 2019, included a full nine months of amortization expense related to the intangible assets of The Door, whereas the nine months ended September 30, 2018 included only three months.

Legal and professional fees decreased by approximately $0.3 million for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. The decrease is primarily due legal and professional fees incurred for the acquisition of The Door in 2018, as well as an overall decrease in the use of consultants in both the entertainment publicity and marketing segment and the content production segment.

Payroll expenses increased by approximately $0.4 million and $1.7 million for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. The increase for the three months ending September 30, 2019 is primarily due to the addition of payroll for Viewpoint and an increase in The Door payroll, offset by a decrease in the payroll of 42West related to the departures of certain senior publicists in mid-2018. The increase for the nine months ending September 30, 2019 is primarily due to nine months of payroll recorded for The Door and Viewpoint, offset by a decrease in the payroll expense of 42West related to the departures of certain senior publicists in mid-2018.

Other Income and Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Other Income and expenses:
Extinguishment of debt, net	$709,097	$—	$687,811	$(53,271)
Acquisition costs	—	(182,504)	—	(217,174)
Change in fair value of put rights	627,799	(110,840)	2,406,175	1,305,797
Change in fair value of contingent consideration	20,000	470,000	110,000	470,000
Interest expense and debt amortization expense	(295,556)	(277,122)	(884,665)	(810,521)
Total	$1,061,340	$(100,466)	$2,319,321	$694,831

During the three and nine months ended September 30, 2019, we recorded a gain on extinguishment of debt of $0.7 million related to the agreement with the creditor of the prints and advertising loan in which we exchanged potential future revenues from Max Steel for discharging the prints and advertising loan.  During the nine months ended September 30, 2019, a holder of a convertible promissory note elected to convert the principal on the promissory note thereunder into 53,191 shares of our Common Stock pursuant to the terms of the promissory note, at a conversion price of $1.41 per share. On the date of the conversion, the market price of our Common Stock was $1.81 per share, resulting in a loss on extinguishment of debt of $0.02 million.

During the three and nine months ended September 30, 2018, we recorded acquisition costs of approximately $0.2 million related to the acquisition of The Door.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights decreased by approximately $0.6 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, and increased by $0.1 million and decreased by $1.3 million for the three and nine months ended September 30, 2018, respectively.

The fair value of contingent consideration related to our acquisition of The Door was recorded at fair value on our balance sheet on the acquisition date. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the three and nine months ended September 30, 2019, the fair value of the contingent consideration decreased by approximately $0.02 million and $0.1 million, respectively.

Interest expense and debt amortization expense increased by approximately $0.02 million and $0.07 million for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year, primarily due to the 2018 convertible note payable, the 2019 Lincoln note, and the issuance of 2019 convertible notes payable.

Net Income

Net loss was approximately $(0.4) million or $(0.02) per share based on 16,071,891 weighted average shares outstanding for basic earnings per share and $(0.05) per share based on 19,847,935 weighted average shares on a fully diluted basis for the three months ended September 30, 2019 and net loss was approximately $(1.1) million or $ (0.07) per share based on 15,995,774 weighted average shares outstanding and $(0.17) per share based on 20,225,129 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2019. Net income was approximately $0.2 million or $0.01 per share based on 14,565,766 weighted average shares outstanding for each of basic and fully diluted earnings per share for the three months ended September 30, 2018 and net income was approximately $0.7 million or $0.05 per share based on 13,151,649 weighted average shares outstanding and $(0.04) per share based on 15,255,445 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2018. The reduction in net income for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018

Cash flows used in operating activities for the nine months ended September 30, 2019 were approximately $2.2 million compared to $0.4 million cash flows used in operating activities for the nine months ended September 30, 2018. The increase in cash used in operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to lower cash flows from operations before changes in operating assets and liabilities of approximately $2.2 million.

Cash flows used in financing activities for nine months ended September 30, 2019 was approximately $1.8 million as compared to $2.9 million of cash flows provided by financing activities during the nine months ended September 30, 2018. Cash flows used in financing activities for the nine months ended September 30, 2019 consisted primarily of (i) $0.1 million of net repayment of debt related to Max Steel; (ii) $1.9 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iii) second installment of the consideration paid for Viewpoint; (iv) second installment of the consideration for The Door and (v) final installment in the consideration paid to employees of 42West to settle change of control provisions in their employment contracts. The cash used in financing activities as described above was offset by $1.6 million received from the issuance of convertible promissory notes. By contrast cash flows used in financing activities during the nine months ended September 30, 2018 consisted primarily of (i) $1.7 million in proceeds from our line of credit with Bank United (ii) $0.7 million used to repay our line of credit with City National; (iii) repayment of our debt under the prints and advertising loan; (iv) $1.5 million in proceeds from a note payable; (v) $3.6 million used to buy back our Common Stock pursuant to Put Rights that were exercised; (vi) $0.6 million used to repay advances from our CEO and (vii) $6.8 million in proceeds from the sale of common stock including $6.5 million from the public offering and $0.3 million for shares sold to an investor by direct registration.

As of September 30, 2019 and 2018, we had cash available for working capital of approximately $1.6 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $7.1 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office, respectively, and a working capital deficit of approximately $15.7 million and $8.9 million, respectively.

These factors, along with an accumulated deficit of $95.6 million as of September 30, 2019, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of September 30, 2019, our total debt was approximately $14.6 million and our total stockholders’ equity was approximately $7.7 million. Approximately $3.3 million of the total debt as of September 30, 2019 represents the fair value of put rights in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $3.3 million of our indebtedness, including accrued interest, as of September 30, 2019 (under the production service agreement) was incurred by our variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of this loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay this loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loans, our subsidiary will lose the copyright for Max Steel and, consequently, will no longer receive any revenues from Max Steel.

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

Put Rights

In connection with the 42West acquisition, pursuant to put agreements, we granted the sellers put rights to require us to purchase up to an aggregate of 1,187,087 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the nine months ended September 30, 2019, we purchased 293,437 shares of our Common Stock from certain of the sellers in accordance with the put agreements. An aggregate purchase price of $1,890,500 was paid during the nine months ended September 30, 2019, including $375,000 for put rights exercised in December 2018 and $75,000 was paid on October 10, 2019.

On August 12, 2019, we entered into an agreement with one of the 42West sellers and issued a convertible promissory note in the amount of $702,500 as payment for 76,194 put rights that had been previously exercised.  The convertible note bears interest at a rate of 10% per annum and matures on August 12, 2020.  The balance of the convertible note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock.

On August 12, 2019, we entered into an agreement with one of the 42West sellers and exchanged 44,740 put rights for 385,514 shares of Common Stock at a price of $1.08 per share.

In March of 2018, we entered into put agreements with three 42West employees with change of control provisions in their employment agreements. We agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have put rights to require us to purchase an additional 20,246 shares of Common Stock, including in respect of the earn out consideration. None of these put rights were exercised during the nine months ended September 30, 2019. See Note 3—(Mergers and Acquisitions) to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the 42West acquisition and the put agreements we entered into with the sellers and 42West employees.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings, LLC, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement providing for a non-revolving credit facility in an aggregate principal amount of up to $14,500,000 that matured on August 25, 2017. The proceeds of the credit facility were used to pay a portion of the prints and advertising expenses of the domestic distribution of our feature film, Max Steel. Amounts borrowed under the credit facility accrued interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period, determined by the borrower. On August 23, 2019, we entered into a revenue participation agreement with the creditor and agreed to exchange up to $0.9 million of future domestic revenues of Max Steel for the repayment and discharge of the prints and advertising loan.   Accordingly, we recorded a gain on the extinguishment of debt of $0.7 million during the three and nine months ended September 30, 2019 related to the prints and advertising loan.

Production Service Agreement

During 2014, the Max Steel VIE, created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during the year ended December 31, 2015, that if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. As a result, if the lender forecloses on the collateral securing the loan, Max Steel VIE will lose the copyright for Max Steel and, consequently, our consolidated financial statements will no longer reflect any revenues from the distribution of Max Steel in foreign territories. During the nine months ended September 30, 2019, Max Steel VIE collected approximately $0.1 million from an accounts receivable that had previously been written off and recorded this amount on our consolidated statement of operations.  We had a balance of $3.3 million, including accrued interest of $1.7 million, related to this agreement in the caption debt on our condensed consolidated balance sheet as of September 30, 2019.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. (the “Loan Agreement”) for a revolving line of credit. The Loan Agreement matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn under the Loan Agreement is $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. As of September 30, 2019, we recorded a balance of $1.7 million related to this Loan Agreement.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West’s insolvency, such outstanding amounts will automatically become due and payable. 42West may prepay any amounts outstanding under the Loan Agreement without penalty. As of September 30, 2019, we were in compliance with all covenants under the Loan Agreement.

Promissory Notes

Nonconvertible Notes

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand to KCF Investments LLC, an entity controlled by Mr. Stephen L Perrone, an affiliate of Dolphin. The proceeds from this note were used for working capital. On December 10, 2018, we agreed to exchange this promissory note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019. The promissory note may be repaid at any time prior to maturity without a penalty. During the nine months ended September 30, 2019, we repaid $0.06 million of the principal of this note.

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

We have a balance of $286,068 in current liabilities and $747,012 in noncurrent liabilities related to the foregoing nonconvertible notes on our balance sheet as of September 30, 2019.

Convertible Notes

2019 Lincoln Park Note

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million together with warrants to purchase up to 137,500 shares of our common stock at an exercise price of $2.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 137,500 shares of our common stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on each of July 23, 2019 and September 20, 2019, we issued warrants to purchase up to 137,500 shares of our common stock.  The convertible promissory note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The convertible promissory note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The convertible promissory note matures on May 21, 2021. As of September 30, 2019, we had a balance of $0.9 million, net of $0.1 million original issue discount and $0.1 million of a beneficial conversion feature, on our condensed consolidated balance sheet.

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

2019 Convertible Debt

On November 5, 2019, we issued a promissory note in the amount of $350,000 and received $348,250, after a one half of one percent non-refundable origination fee, per the terms of the promissory note.  The promissory note matures on November 4, 2021 and bears interest of 10% per annum payable on a monthly basis.  We may prepay the promissory note in whole or in part, without penalty, as long as a minimum interest amount of $17,500 has been paid.

On October 11, 2019, we issued a convertible promissory note agreement to a third-party investor and received $500,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On September 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $250,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On August 12, 2019, in lieu of cash, we issued a $702,500 convertible promissory note agreement in exchange for 76,194 shares of our common stock related to 76,194 exercised put rights of one of the 42West Sellers. The convertible promissory note bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On March 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million pursuant to a securities purchase agreement with Pinnacle Family Office L.P., dated the same date. Interest on the convertible promissory note is payable on a quarterly basis and the convertible promissory note matures on January 5, 2020. We may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if we voluntarily prepay the convertible promissory note we must (i) pay the holder of the convertible promissory note a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to the holder of the convertible promissory note warrants to purchase 100,000 shares of our common stock with an exercise price equal to $2.29 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of our common stock at any time at a price per share equal to $2.29, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. As of September 30, 2019, we have a balance of $1.47 million, net of a debt discount of $0.03 million, on our condensed consolidated balance sheet and recorded $0.09 million of interest expense on our condensed consolidated statement of operations for the nine months ended September 30, 2019.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $550,000. The convertible promissory notes mature during the third quarter of 2019 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of our common stock at a price of either (i) the 90 day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. As of September 30, 2019, we had a balance of $550,000 in current liabilities related to these convertible promissory notes.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In March of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of Common Stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, through specified dates in December 2020. During the nine months ended September 30, 2019, we purchased 293,437 shares of Common Stock and paid an aggregate amount of $1,890,500 to the sellers of 42West, including $375,000 for put rights exercised in December 2018 and paid $75,000 on October 12, 2019.  As of September 30, 2019, there were 384,891 put rights outstanding to be exercised.

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

Contingent Consideration

On July 5, 2018, as part of the merger agreement with the former members of The Door, we agreed to pay up to 1,538,462 shares of common stock at a purchase price of $3.25 and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of common stock and the last $2 million of contingent consideration earned is paid in cash.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration was initially measured as of the date of the merger (July 5, 2018) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

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

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of September 30, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.61% - 1.88%	2.47% - 2.59%
Annual Asset Volatility Estimate	42.5%	65%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to September 30, 2019:

Beginning fair value balance on December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	(110,000)
Ending fair value balance on September 30, 2019	$440,000

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 (General) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2019 and 2018, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019, which have not been remediated as of the date of the filing of this report.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 15, 2019.

If we fail to regain compliance with the minimum closing bid requirements of the Nasdaq Capital Market or to satisfy other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share.

On October 17, 2019, we received a notification letter from Nasdaq informing us that for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing and we have 180 calendar days, or until April 14, 2020, to regain compliance. The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. If by that time we have not regained compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the bid price requirement), and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we are unable to regain compliance with the minimum closing bid price requirement by April 14, 2020, or such further extended period as may be provided by Nasdaq, or if we fail to meet any of the other continued listing requirements, our common stock may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2019 – 7/31/2019	—	$—	—	—
8/1/2019 – 8/30/2019	82,701	9.22	—	—
9/1/2019 – 9/30/2019	8,134	9.22	—	—
Total	90,835	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, the sellers exercised their put rights for an aggregate of 90,835 shares of common stock, including 44,740 put rights that were exchanged for 385,514 shares of our common stock.  We paid an aggregate amount of $425,000, including $75,000 that was paid on October 10, 2019, related to the exercise of put rights. See Note 3—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the put agreements.

Convertible Notes Payable

On September 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $250,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

On August 12, 2019, in lieu of cash, we issued a $702,500 convertible promissory note agreement in exchange for 76,194 Company shares related to the exercised put rights of one of the 42West sellers. The convertible promissory note bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of the Common Stock.

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

On July 23, 2019 and September 20, 2019, pursuant to the terms of the securities purchase agreement with Lincoln Park, we issued Series B and Series C Warrants that each entitle the holder to purchase up to 137,500 shares of Common Stock at $2.00 per share.  The initial exercise dates of the Series B and Series C Warrants are January 23, 2020 and March 2, 2020, respectively, and each can be exercised thereafter for a period of five years.

The securities referred to above were issued, and any shares of common stock to be issued upon conversion or exercise thereof, as applicable, will be issued by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 5. OTHER INFORMATION

On October 17, 2019, the Company received a deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that its common stock fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice from Nasdaq.

Nasdaq’s notice had no immediate effect on the listing of the common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “DLPN”. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until April 14, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to April 14, 2020.

If the Company is unable to regain compliance by April 14, 2020, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180 calendar day period, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its Common Stock and is considering its options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	“Max Steel” Revenue Participation Agreement, dated as of August 23, 2019, by and between the Company and ORF MS, LLC
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 14, 2019.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer