Form 10-K
period 2019-12-31
Dolphin Entertainment, Inc.
filed 2020-03-30
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38331

DOLPHIN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Florida	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Alhambra Circle, Suite 1200, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.015 par value per share	DLPN	The Nasdaq Capital Market
Warrants to purchase Common Stock, $0.015 par value per share	DLPNW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,686,688

Number of shares outstanding of the registrant’s common stock as of March 30, 2020: 19,997,752

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2019, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

FORM 10-K

i

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our, “Dolphin” and the “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”) and Shore Fire Media, Ltd (“Shore Fire”), we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries.  The Door, 42West and Shore Fire are all recognized global leaders in the PR services for the industries they serve. Our acquisition of Viewpoint Computer Animation Incorporated (“Viewpoint”) has added full-service creative branding and production capabilities to our marketing group.  Dolphin’s legacy content pr-jjjjmnoduction business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at the family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of marketing video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

With respect to our entertainment publicity and marketing segment, we currently see a favorable environment for organic growth.  The original content budgets of many large studios and streaming services have grown considerably the past few years, and are expected to continue to do so for the foreseeable future.  Furthermore, 2019 saw the entrance of large streaming services such as Disney + and Apple TV. Additional streaming services such as Peacock (from NBCUniversal), HBO Max, Discovery/BBC and Quibi are scheduled to launch in early 2020, all to compete with Netflix, Amazon and Hulu. We believe that the foremost differentiating factor for all of these platforms will be original programming and, consequently, it is anticipated that there will be an increase of tens of billions of dollars in programming spent across the market.  We also believe that each of these original shows will need substantial public relations and marketing campaigns to drive consumer awareness of both the shows themselves and the respective platforms on which to find them.

Additionally, we have endeavored to create a “marketing super group,” combining marketing, public relations, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries.  By way of example, all of our public relations companies (42West, The Door and Shore Fire) have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social media awareness and engagement. Thus, we believe that our acquisition of Viewpoint provides a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space, and has the potential to fuel topline revenue growth as the average revenue per client increases with the cross-selling of video content creation services.

Finally, we believe that our expanding portfolio of public relations and marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class service providers across a variety of entertainment and lifestyle verticals. We further believe that with each new acquisition in this space, our portfolio will increase its breadth and depth of services and, therefore, be able to offer an even more compelling opportunity for other industry leaders to join, and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment.

Growth Opportunities and Strategies

We are focused on driving growth through the following:

Expand and grow 42West to serve more clients with a broad array of interrelated services. As a result of 42West’s acquisition by Dolphin and enhanced by the acquisition of Viewpoint, 42West has the ability to create promotional and marketing content for clients, a critical service for celebrities and marketers alike in today’s digital world. We believe that by the addition of content creation to 42West’s capabilities, we can capitalize on unique synergies to drive organic growth, which we expect will allow us to both attract new clients and broaden our offering of billable services to existing ones. We also believe that the skills and experience of our 42West business in entertainment PR are readily transferable to related business sectors, such as sports and gaming. The growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas.

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

Expand and grow Shore Fire Media to serve more clients in more genres of music and in more markets.  For over 30 years, Shore Fire has been an undisputed leader in providing public relations and marketing services to a broad array of songwriters, recording artists, publishers and others within the music industry, all from its headquarters in Brooklyn.  We plan to significantly expand Shore Fire’s presence in other major music markets, including Los Angeles, Nashville and Miami, which will provide access to potential clients across a wide array of popular musical genres, including pop, country and Latin.

Diversify Viewpoint’s Client Base.  Viewpoint is a leading creative branding agency and promotional video content producer for the television industry, with long-term clients such as HBO, Discovery Networks, Showtime and AMC.  Through 42West, The Door and Shore Fire, Viewpoint can offer its best-in-class services to several new verticals, including motion picture production and distribution companies, musical artists, restaurant groups, the hospitality and travel industry and the marketers of consumer products. The ability for Viewpoint to reach clients of 42West, The Door and Shore Fire provides Viewpoint with the opportunity to diversify its client base, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

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

Build a portfolio of premium film, television and digital content. We intend to grow and diversify our portfolio of film, television and digital content by capitalizing on demand for high quality digital media and film content throughout the world marketplace. We plan to balance our financial risks against the probability of commercial success for each project. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate long-term value for our shareholders. Finally, we believe that marketing strategies that will be developed by 42West will drive our creative content, thus creating greater potential for profitability.

Given the recent events surrounding the global pandemic (COVID-19), we are evaluating the effects, both positive and negative, on our growth opportunities and strategies.  As an example, we believe The Door will be impacted since they operate in the hospitality industry, but there may be additional opportunities for 42West in the streaming service marketing business.  Additionally, new acquisition opportunities may be available. We currently don’t have sufficient information to know what these effects will be but will continue to monitor the situation and take corrective action as necessary.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and in December 2019, 42West was ranked #4 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment PR firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

Our public relations and marketing professionals at 42West develop and execute marketing and publicity strategies for dozens of movies and television shows annually, as well as for individual actors, filmmakers, recording artists, and authors. Through 42West, we provide services in the following areas:

Entertainment Marketing

We provide marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers, ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Our capabilities include worldwide studio releases, independent films, television programming and web productions. We provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red-carpet management.

Talent Publicity

We focus on creating and implementing strategic communication campaigns for performers and entertainers, including film, television and Broadway stars. Our talent roster includes multiple Oscar-, Emmy- and Tony-winning actors. Our services in this area include ongoing strategic counsel, media relations, studio, network, charity, corporate liaison and event support.

Strategic Communications

Our strategic communications team advises brands and non-profits seeking to utilize entertainment and pop culture in their marketing campaigns. We also help companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. Our clients include major studios and production companies, record labels, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations, as well as a wide variety of high-profile individuals, ranging from major movie and pop stars to top executives and entrepreneurs.

The Door

Through The Door, a hospitality, lifestyle and consumer products public relations agency, we offer traditional public relations services, as well as social media marketing, creative branding, and strategic counsel. Prior to its acquisition, The Door was widely considered the leading independent public relations firm in the hospitality and lifestyle industries. Among other benefits, The Door acquisition has expanded our entertainment verticals through the addition of celebrity chefs and their restaurants, as well as with live events, such as some of the most prestigious and well-attended food and wine festivals in the United States. Our public relations and marketing professionals at The Door develop and execute marketing and publicity strategies for dozens of restaurant and hotel groups annually, as well as for individual chefs, live events, and consumer-facing corporations.

Shore Fire Media

Through Shore Fire Media, we represent musical artists and culture makers at the top of their fields. The company's dedicated teams in New York, Los Angeles, and Nashville wield extensive, varied expertise to strategically amplify narratives and shape reputations for career-advancing effect. Shore Fire Media represents top recording artists in multiple genres, songwriters, music producers, record labels, music industry businesses, venues, trade organizations, authors, comedians, social media personalities and cultural institutions.

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

•

Sisters Before Misters, a comedy about two estranged sisters finding their way back to each other after a misunderstanding causes one of them to have to plan the other’s wedding; and

•

Out of Their League, a romantic comedy pitting husband against wife in the cut-throat world of fantasy football.

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production if and when financing is obtained.  We also own several other scripts that we may determine to produce as digital content if online distribution is secured.

Dolphin Digital Studios

Dolphin Digital Studios creates original content to premiere online, sources financing for our digital media projects and distributes our series through a variety of distribution partners depending on the demographic served.

Competition

The businesses in which we engage are highly competitive. Through 42West, The Door and Shore Fire, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients.  Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•

Market Reputations of 42West,The Door and Shore Fire—  42West and The Door consistently rank among the most prestigious and powerful public relations firms in the United States (each ranking in the Top 50 Most Powerful PR Firms each of the last three years, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power”.  Our latest acquisition, Shore Fire was listed for the first time in 2019;

•

An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 20-year history of producing and delivering high-quality family entertainment. In addition, 42West’s three co-CEOs, Leslee Dart, Amanda Lundberg, and Allan Mayer, The Door’s CEO, Charlie Dougiello and President, Lois O’Neill, and Shore Fire’s President Marilyn Laverty are all longtime PR practitioners, with decades of experience, and are widely regarded as being among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies; and

•

Our Ability to Offer Interrelated Services—we believe that the ability to create video and other promotional content for our 42West, The Door and Shore Fire clients, primarily through the services of Viewpoint, and the ability to internally develop and execute marketing campaigns for our digital and film productions will allow us to expand and grow each of our business lines.

Employees

As of March 20, 2020, we had 159 full-time employees. We believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. We also have offices located at 600 3rd Avenue, 23rd Floor, New York, New York, 10016, 37 West 17th Street, 5th Floor, New York, New York, 10011, 1840 Century Park East, Suite 700, Los Angeles, California 90067, 1460 West Chicago Avenue, Chicago, Illinois, 60642, 55 Chapel Street, Newton, Massachusetts, 02458, 1017 17th Ave S Unit 4, Nashville, TN 37212, and 12 Court Street, Suite 1800, Brooklyn, NY 11201. Our telephone number is (305) 774-0407 and our website address is www.dolphinentertainment.com.  Information available on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Financial Condition

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, such as incurring substantial net losses and losses from operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had cash and cash equivalents of approximately $2.9 million, of which $0.7 million is a guaranty for certain leases. Management is planning to raise any necessary additional capital to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainties. Please also see Note 2 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2019 and 2018, respectively, our net loss was $1,193,377 and $2,913,321. Our accumulated deficit was $96,024,243 and $94,529,174 at December 31, 2019 and 2018, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, Viewpoint and to successfully produce and commercialize multiple web series or films, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2019 and 2018. Approximately $3.0 million of our total debt as of December 31, 2019 represented the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $3.3 million of our indebtedness as of December 31, 2019 was incurred by Max Steel Productions, LLC.  Max Steel Productions, LLC is a variable interest entity (or VIE) created in connection with the financing and production of Max Steel (the “Max Steel VIE”). We are not a party to the indebtedness of our VIE, however, if a lender were to successfully assert that we are liable to the lender for the payment of Max Steel VIE’s debt despite the lack of contractual obligation, we do not have sufficient funds to repay this loan, which would have a material adverse effect on our liquidity, financial condition and results of operations. Approximately $4.4 million of our debt is related to convertible notes payable, $1.4 million to non-convertible notes payable and $1.7 million is a line of credit with Bank United.

	As of December 31, 2019	As of December 31, 2018
Related party debt	$1,107,873	$1,107,873
Max Steel debt (including accrued interest)	$3,311,198	$4,036,583
Line of credit	$1,700,390	$1,700,390
Put rights (current and noncurrent)	$3,003,547	$5,984,067
Notes payable (current and noncurrent)	$1,362,359	$1,092,233
Convertible notes payable (current and noncurrent)	$4,360,535	$2,001,924
Total Stockholders’ Equity	$9,688,815	$10,776,527

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

Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America, where we conduct most of our business. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we or our customers, suppliers and other business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers, suppliers or other business partners. As an example, our subsidiary, The Door, operates in the food and hospitality industry, which is being adversely affected by the government imposed shut down of restaurants and hotels throughout the United States.  While it is not possible at this time to estimate the impact that COVID-19 could have on our business, customers, suppliers or other business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities.

We may in the future become party to litigation claims and legal proceedings.  We face litigation risks regarding a variety of issues, including without limitation, copyright infringement, allegations against clients or events we provide marketing services for, alleged violations of federal and state labor and employment laws, securities laws, and other matters. These proceedings may be time consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2019 and 2018, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data, such as personally identifiable information, strategic plans and trade secrets, could be exposed to third parties or to the general public. We also utilize third parties, including third-party “cloud” computing services, to store, transfer or process data, and system failures or network disruptions or breaches in the systems of such third parties could adversely affect our reputation or business. Any such breaches or breakdowns could lead to business interruption, exposure of our or our clients’ proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs.  Such events could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation. Efforts to develop, implement and maintain security measures are costly, may not be successful in preventing these events from occurring and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Although we maintain monitoring practices and protections of our information technology to reduce these risks, there can be no assurance that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West, The Door and Shore Fire and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door and Shore Fire substantially depends on our ability to retain the services of the former owners and certain key employees of 42West, The Door and Shore Fire. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of 42West, The Door and Shore Fire, and their skills and relationships with clients, are among our most valuable assets. In June of 2018, three of 42West’s most senior publicists and their related staff left the firm to form their own company.  Their departures resulted in a significant decrease in revenues.  An important aspect of the business’ competitiveness is its ability to retain such key employees. If 42West, The Door or Shore Fire fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

42West, The Door and Shore Fire’s talent rosters currently include some of the best known and most highly respected members of the entertainment, hospitality, and musical communities.  These include major studios and networks, corporations, well-known consumer brands, celebrity chefs, leading restaurant and hotel brands, and recording artists.  These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave our company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our company. The success of 42West, The Door, and Shore Fire, therefore, depend on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our company. If we are unable to retain the current 42West, The Door, and Shore Fire clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

42West, The Door, Shore Fire and Viewpoint operate in a highly competitive industry.

The entertainment publicity and marketing business is highly competitive. Through 42West, The Door and Shore Fire, we must compete with other agencies, and with other providers of marketing and publicity services, in order to maintain existing client relationships and to win new clients. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients.  The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of our entertainment publicity and marketing business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

42West, The Door and Shore Fire’s success depends on its ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals. 42West, The Door and Shore Fire work to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects. In some of its engagements, 42West, The Door and Shore Fire rely on other third parties to provide some of the services to its clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact 42West, The Door and Shore Fire’s ability to provide its services. 42West, The Door and Shore Fire’s failure to effectively and timely staff, coordinate and execute its client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, its reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

As is customary in the industry, 42West, The Door and Shore Fire’s agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the 42West, The Door or Shore Fire clients were to reduce the volume of business they conducted with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations.  Viewpoint’s revenue is derived on a project by project basis.  Clients may decide to use other creative branding and production companies for their projects which would have an adverse effect upon our business and results of operations.

42West’s, The Door’s, Shore Fire’s and Viewpoint’s ability to generate new business from new and existing clients may be limited.

To increase their revenues, 42West, The Door, Shore Fire and Viewpoint need to obtain additional clients or generate demand for additional services from existing clients. 42West, The Door, Shore Fire and Viewpoints ability to generate initial demand for its services from new clients and additional demand from existing clients is subject to such clients’ and potential clients’ needs, trends in the entertainment industry, financial conditions, strategic plans and internal resources of corporate clients, as well as the quality of 42West, The Door, Shore Fire and Viewpoints employees, services and reputation. To the extent 42West, The Door, Shore Fire and Viewpoint cannot generate new business from new or existing clients due to these limitations, their ability to grow their respective businesses, and our ability to increase our revenues, will be limited.

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

If our clients experience financial distress, or seek to change or delay payment terms, it could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as the current events surrounding the COVID-19 global outbreak, could result in an increase in client financial difficulties that affect us. As an example, the temporary closure of restaurants and hotels due to the pandemic will most likely adversely affect the revenues of our subsidiary, The Door. The direct impact on us could include reduced revenues, write-offs of accounts receivable and expenditures billable to clients, and negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity.

Risks Related to Our Content Production Business

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

In addition, changing consumer tastes affect our ability to predict which digital media productions will be popular with web audiences. As we invest in various digital projects, stars and directors, it is highly likely that at least some of the digital projects in which we invest will not appeal to our target audiences. If we are unable to produce web content that appeals to our target audiences, the costs of such digital media productions could exceed revenues generated and anticipated profits may not be realized. Our failure to realize anticipated profits could have a material adverse effect on our results of operations.

We have in the past and may, in the future, incur significant write-offs if our feature films and other projects do not perform well enough to recoup production, marketing, distribution and other costs.

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from our films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment when events or circumstances indicate that the carrying value of the capitalized production costs may be below their fair value. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For example, in 2019, we recorded $0.6 million impairment of the capitalized production costs for our feature film, Max Steel.  In addition, certain GAAP guidance requires us to impair costs that have been capitalized for projects that are not set for production within three years of capitalizing the cost.  In 2019 and 2018, we impaired the cost of several scripts based on this guidance.  Such impairment charges have had, and in the future could have, a material adverse impact on our business, operating results and financial condition.

Our content production business is substantially dependent upon the success of a limited number of film releases and digital media productions, if any, in any given year and our inability to release any film or digital media productions or the unexpected delay or commercial failure of any one of them could have a material adverse effect on our financial results and cash flows.

Our content production business is currently substantially dependent upon the success of a limited number of film releases and digital media productions, if any, in any given year. The unexpected delay in release or commercial failure of just one of these films or digital media productions, or our inability to release any productions at all, could have a significant adverse impact on our results of operations and cash flows in both the year of release and in the future. Historically, feature films that are successful in the domestic theatrical market are generally also successful in the international theatrical and ancillary markets, although each film is different and there is no way to guarantee such results. If our films fail to achieve domestic box office success, their success in the international box office and ancillary markets and our business, results of operations and financial condition could be adversely affected. Further, we can make no assurances that the historical correlation between results in the domestic box office and results in the international box office and ancillary markets will continue in the future. If we are unable to release any film or digital media productions in a given year, or if the feature films we release do not perform well in the domestic or international theatrical markets and ancillary markets, or our digital media productions do not perform as anticipated, the failure to release any productions, or the failure of any one of the productions we release, could a material adverse effect on our financial results and cash flows.

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

We generally do not control the timing and manner in which our distributors distribute our films; their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote one of our films or to promote our competitors’ films or related products to a greater extent than they promote ours could have a material adverse effect on our business, cash flows and operating results.  Additionally, because third parties are the principal distributors of our movies, the amount of revenue that is recognized from films in any given period is dependent on the timing, accuracy and sufficiency of the information received from our distributors. As is typical in the film industry, our distributors may make adjustments in future periods to information previously provided to us that could have a material impact on our operating results in later periods. In 2018, our domestic distributor of Max Steel and Believe, Open Road Films, LLC (“Open Road”) filed for bankruptcy protection under Chapter 11.  The assets of Open Road were purchased by Raven Capital Management (“Raven Capital”) which now has the rights to distribute the films under the same arrangements as Open Road.  There is no guaranty that Raven Capital will be successful in distributing Max Steel and Believe.

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

In addition, following an acquisition, including those already completed, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence. Any such liabilities could contribute to poor operational performance, undermine any attempt to restructure the acquired company or business in line with our business plan and otherwise have a material adverse effect on our financial condition and results of operations.

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

We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Events or changes indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include reduced future cash flow estimates, slower growth rates in industry segments in which we participate and a decline in our stock price and market capitalization. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.  For the year ended December 31, 2018, we recorded approximately $1.9 million in charges for the impairment of goodwill for 42West based on a reduced cash flow estimate.

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value.

From January 1, 2018 to December 31, 2019, the number of shares of our common stock issued and outstanding has increased from 10,565,789 to 17,892,900 shares. During this period, we issued approximately 1,979,904 shares of our common stock as consideration for 42West, The Door, Shore Fire and Viewpoint acquisitions.   We will issue an additional 971,735 shares of our common stock to the sellers of 42West for the earn out (net of indemnifications) that was earned in 2017.  On August 14, 2019 we exchanged 44,740 put rights held by one of the sellers of 42West for 385,514 shares of common stock. We will issue 26,821 shares of our common stock for the working capital adjustment to the sellers of The Door.  Furthermore, we may issue up to 1,538,462 shares of our common stock to the sellers of The Door if the applicable earn out financial target is achieved in the following two years.  We will issue to the Shore Fire seller the equivalent of $200,000 of our common stock at the trading stock price on each of the first and second anniversaries of the acquisition of Shore Fire.  During the year ended December 31, 2019, certain holders of convertible notes exercised their right to convert all or a portion of their convertible notes and we issued 433,794 shares of common stock. As of December 31, 2019, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $2,352,500, which are currently convertible into 3,372,612 shares of our common stock (calculated based on either a 30-trading-day average price per share, 90-trading-day average price per share as of March 6, 2020 or $0.78 per share based on the terms of the convertible notes payable).  As of December 31, 2019, we had convertible notes payable in the amount of $1.1 million that were converted subsequent to year end for 1,877,811 shares of our common stock. On October 21, 2019, we issued 2,700,000 shares of our common stock in a public offering at a purchase price of $0.78 per share.  As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of common stock, warrants and units. In the near term, we will need to raise additional capital and may seek to do so by selling additional securities under the shelf registration statement, conducting one or more private placements of equity securities, securities convertible into equity securities or debt securities, or through a combination of one or more of such financing alternatives. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially, and may further exacerbate any or all of the above risks.

The Series C Convertible Preferred Stock has anti-dilution protections and super voting rights that may adversely affect our shareholders.

For a period of five years from March 7, 2016, the date of issuance, the Series C Convertible Preferred Stock, which are all held by Mr. O’Dowd, will have certain anti-dilution protections. Upon triggers specified in the Series C Certificate of Designation, the number of shares of common stock into which any Series C Convertible Preferred Stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) can be converted will be increased, such that the total number of shares of common stock held by Mr. O’Dowd (or any entity directly or indirectly controlled by Mr. O’Dowd) (based on the number of shares of common stock held as of the date of issuance of such Series C Convertible Preferred Stock) will be preserved at the same percentage of shares of common stock outstanding held by such persons on such date. As a result, your ownership interests may be further diluted.

Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold (as defined in the Series C Certificate of Designation) has occurred. Upon such determination by the Board, a holder of Series C Convertible Preferred Stock (Mr. O’Dowd) will be entitled to super voting rights of three votes for each share of common stock into which such holder’s shares of Series C Convertible Preferred Stock could then be converted. Holders of Series C Convertible Preferred Stock will be entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights. In addition, the anti-dilution protections may result in an increase in the number of shares of common stock into which Series C Convertible Preferred Stock held by Mr. O’Dowd and certain eligible persons can be converted, which could further dilute your percentage of voting rights.

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

Our common stock and certain of our warrants are listed on the Nasdaq Capital Market. We cannot assure you, that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. On October 17, 2019, we received a deficiency notice from Nasdaq informing us that our common stock failed to comply with the $1 minimum bid price required for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the notice from Nasdaq.  Nasdaq provides us an initial cure period of six months or until April 14, 2020 to regain compliance which requires us to have a closing bid price of our common stock that meets or exceeds $1.00 per share for a minimum of ten days prior to such date.  If we are unable to regain compliance by April 14, 2020, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid requirement.  There is no assurance that we can regain compliance of the minimum bid requirement before April 14, 2020 or that Nasdaq will grant us an additional 180 calendar day compliance period. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from Nasdaq, which could have a material adverse effect on the trading price, volume and marketability of our common stock.  Furthermore, a delisting could adversely affect our ability to issue additional securities and obtain additional financing in the future or result in a loss of confidence by investors or employees.

Accounting for the put rights and contingent consideration could cause variability in the results we report.

In connection with the 42West acquisition, we granted put rights to the sellers to cause us to purchase up to an aggregate of 1,187,087 (including the shares from the earn out consideration) of their shares of common stock received as consideration for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the put agreements up until December 2020. As of the date of this report, the sellers have exercised an aggregate of 895,653 shares of common stock pursuant to the put rights. We have also purchased 120,451 shares of common stock and may purchase up to an additional 20,246 shares of common stock, at a purchase price of $9.22, from certain 42West employees with change of control provisions in their employment agreements, who received shares of our common stock at the time of the 42West acquisition and will receive additional shares in 2019 related to the earn out consideration. The sellers of The Door may also earn up to 1,538,462 shares of common stock if certain financial targets are achieved over a four-year period.  The put rights are an embedded derivative within our common stock requiring certain fair value measurements at each reporting period. We record the fair value of the put right liability and the contingent consideration liability in the consolidated balance sheets and we record changes to the liability against earnings or loss in the consolidated statements of operations. The put rights and contingent consideration are inherently difficult to value. We could have substantial variability in the related periodic fair value measurements, which would affect our operating results and in turn could impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our content production business, we lease 3,024 square feet of office space with a lease commencement date of October 1, 2019, located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134, at a monthly rate of $9,954, with annual increase of 3% and four months of rent abatement.  The lease expires on November 30, 2024.

For our entertainment publicity and marketing business, we lease the following office space: (i)12,505 square feet located at 600 Third Avenue, 23rd Floor, New York, NY 10016, at a monthly rate of $67,735 with increases every three years; (ii) 5,000 square feet located at 37 West 17th Street, 5th Floor, New York, NY 10010 at a monthly rent of $16,912 with a 2.5% annual increase and expiring in August of 2020; (iii) two office suites located at 1460 West Chicago Avenue, Chicago, Illinois 60642 at a monthly rate of $2,200 and expiring on May 31, 2020; (iv) 12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067 at a base rate of $36,417 (commencing on February 1, 2014), with annual increases of 3% per year; (v) 12,376 square feet located at 55 Chapel Street, Newton, MA 02458 at a current monthly rate of $23,656 with annual increases of 3% and expiring on March 31, 2021; (vi) 32 Court Street, Brooklyn, NY at a current monthly rate of $17,000 with annual increases of 3% and expiring on February 28, 2026 and (vii) 1017 17th Avenue, Unit 4, Nashville, TN 37212 at a current monthly rate of $2,179 and expiring on July 31, 2020.  We believe our current facilities are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We currently do not have any material legal proceedings, including those relating to claims arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

As of March 18, 2020, there were approximately 333 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On October 11, 2019 the Company issued convertible promissory note agreement to a third-party investor and received $500,000 to be used for working capital. The convertible promissory note bear interest at a rate of 10% per annum and mature on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock.

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2019 – 10/31/2019	—	$—	—	—
11/1/2019 – 11/30/2019	10,846	9.22	—	—
12/1/2019 – 12/31/2019	51,518	9.22	—	—
Total	62,364	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in put agreements, entered into with the sellers of 42West, certain of such sellers exercised their put rights and caused us to purchase 62,364 shares of common stock for an aggregate amount of $575,000 of which $275,000 was paid in January 2020. See Note 4 — Acquisitions to our audited consolidated financial statements contained in this Annual Report on Form 10-K for further discussion of these put agreements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019 ( this“2019 Form 10-K”). The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in this 2019 Form 10-K. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors, in each case contained in this 2019 Form 10-K.

OVERVIEW

We are a leading independent entertainment marketing and premium content development company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

Through our subsidiaries 42West, The Door and Shore Fire, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries.  42West, The Door and Shore Fire are each recognized global leaders in PR services for the respective industries they serve.  Our acquisition of Viewpoint has added full-service creative branding and production capabilities to our marketing group.  Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

On December 3, 2019, referred to as the Shore Fire Closing Date, we acquired all of the issued and outstanding capital stock of Shore Fire, a New York corporation. Shore Fire is a public relations and media management firm that specializes in music, entertainment and popular culture.

We agreed to pay an aggregate purchase price of $3 million for Shore Fire, before adjustments, comprising (i) $1,000,000 in cash paid to the seller on the Shore Fire Closing Date (as adjusted for Shore Fire’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $200,000 in shares of our common stock based on a price, per share of $0.64, issued to the seller on the Shore Fire Closing Date and (iii) $140,000 in cash paid on the Shore Fire Closing Date to certain key employees, referred to as the Shore Fire Key Employees; (iv)  additional $250,000 in cash paid on each of the third, sixth, twelve and twenty-four month anniversary of the Shore Fire Closing Date; (v) $200,000 in shares of our common stock to the seller on each of the twelve and twenty-four month anniversary of the Shore Fire Closing Date; (vi) $140,000 in cash to the Shore Fire Key Employees on the twelve month anniversary of the Shore Fire Closing Date and (vii) $120,000 in cash to the Shore Fire Key Employees on the twenty-four month anniversary of the Shore Fire Closing Date. In connection with the acquisition of Shore Fire, we acquired intangible assets of approximately $1.1 million and goodwill of $1.9 million.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete at least one acquisition during 2020, but there is no assurance that we will be successful in doing so, whether in 2020 or at all. We currently intend to fund any acquisitions through loans or additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising the capital necessary to consummate any acquisitions, whether on favorable terms or at all.

We operate in two reportable segments:  our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment comprises 42West, The Door, Shore Fire and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic marketing consulting, creative branding and in-house production of content for marketing. The content production segment comprises Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2019 and our level of working capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is planning to raise any necessary additional funds through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially. With the acquisitions of 42West, The Door, Viewpoint and now Shore Fire, we are currently exploring opportunities to expand the services currently being offered by them to the entertainment and hospitality community. In addition, we are exploring ways to reduce expenses by identifying certain costs that can be combined, for example, consolidating certain “back office” functions such as accounting and human resources.  There can be no assurance that we will be successful in selling these services to clients or reducing expenses.

REVENUES

For the years ended December 31, 2019 and 2018, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants.  We additionally derived revenues from the content production segment primarily from the distribution of our feature films, Max Steel and Believe.  The table below sets forth the percentage of total revenue derived from our two segments for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018
Revenues:
Entertainment publicity	99.7%	97.2%
Content production	0.3%	2.8%
Total revenue	100.0%	100.0%

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

We earn entertainment publicity and marketing revenues primarily through the following:

•

Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

•

Entertainment Marketing and Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and streaming services) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, streaming services, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film and festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, independent producers for whom we create targeted multicultural marketing campaigns and leading hotel and restaurant groups.

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

Content Production

Dolphin Films

For the years ended December 31, 2019 and 2018, we derived revenues from Dolphin Films primarily through the distribution of our motion pictures, Max Steel and Believe, in the ancillary markets.

Our ability to receive additional revenues from Max Steel depends on our ability to repay our loans under our production service agreement and prints and advertising loan agreement from the profits of Max Steel. Max Steel did not generate sufficient funds to repay either of these loans prior to the applicable maturity dates. On August 23, 2019, we entered into a revenue participation agreement with the lender of the prints and advertising loan.  Under this revenue participation agreement, we agreed to give the lender all of the future domestic distribution proceeds of Max Steel up to $0.9 million in exchange for the payment and satisfaction in full of the prints and advertising loan. As a result, we recorded a gain on the extinguishment of debt of $0.7 million and impaired the capitalized production costs of $0.6 million during the year ended December 31, 2019.  We have provided a $0.6 million backstop to the guarantor of the prints and advertising loan and that amount is recorded in other current liabilities.

If the lender of the production loan forecloses on the collateral securing the loan, our subsidiary Max Steel VIE would lose any future international distribution revenue of Max Steel, which we believe is minimal.  We are not a party to this loan and have not guaranteed to the lender any of the amounts outstanding under this loan.  For a discussion of the terms of such agreements and the $620,000 backstop, see “Liquidity and Capital Resources” below.

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

•

Out of Their League, a romantic comedy pitting husband versus wife in the cut-throat world of fantasy football; and

•

Sisters Before Misters, a comedy about two estranged sisters finding their way back to each other after a misunderstanding causes one of them to have to plan the other’s wedding.

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

EXPENSES

Our expenses consist primarily of: (1) direct costs; (2) selling, general and administrative expenses; (3) depreciation and amortization; (4) legal and professional fees; and (5) payroll. For the year ended December 31, 2018, we also had non-cash charge of goodwill impairment of approximately $1.9 million.

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

Other Income and Expenses

For the years ended December 31, 2019 and 2018, other income and expenses consisted primarily of: (1) gain or loss on extinguishment of debt; (2) acquisition costs; (3) changes in the fair value of put rights; (4) changes in fair value of contingent consideration and (5) interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2019 as compared to year ended December 31, 2018

Revenues

For the years ended December 31, 2019 and 2018, our revenues were as follows:

	For the year ended
	December 31,
	2019	2018
Revenues:
Entertainment publicity and marketing	$24,915,261	$21,916,727
Content production	86,606	634,612
Total revenue	$25,001,867	$22,551,339

Revenues from entertainment publicity and marketing increased by approximately $3.0 million, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was due to a full year of revenue of The Door acquired on July 5, 2018 and Viewpoint acquired on October 31, 2018 and one month of revenue of Shore Fire acquired December 3, 2019.  The increase is partially offset by the decrease in revenue of 42West due to departures of senior publicists and their staff in 2018.

Revenues from content production decreased by $0.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the normal revenue cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. For the year ended December 31, 2018, we also recorded $0.2 million of revenues from domestic ancillary markets, related to our motion picture Believe that was released in December of 2013.

On September 4, 2018, our domestic distributor, Open Road, filed for Chapter 11 bankruptcy protection. The assets of Open Road were sold on December 21, 2018 to Raven Capital, with the final deal closing in February 2019.  We expect that our domestic distribution agreements for Max Steel and Believe, which were purchased in the sale of the assets of Open Road, will continue on the same terms as agreed upon with Open Road.   On August 23, 2019, we entered into a revenue participation agreement with the lender of the prints and advertising loan and agreed to give them up $0.9 million of future domestic distribution revenue in exchange for the payment and full satisfaction of the prints and advertising loan in the amount of $0.7 million, including accrued interest, on the date of the agreement.  We do not expect to receive any significant future revenues from the domestic distribution of Max Steel.

Expenses

For the years ended December 31, 2019 and 2018, our operating expenses were as follows:

	For the year ended December 31,
	2019	2018
Expenses:
Direct costs	$5,043,903	$2,176,968
Selling, general and administrative	3,799,765	4,486,023
Depreciation and amortization	1,946,960	1,978,804
Legal and professional	1,560,483	2,119,107
Payroll	16,735,911	14,082,014
Goodwill impairment	—	1,857,000
Total expenses	$29,087,022	$26,699,916

Overall expenses increased by approximately $2.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was due to a full year of expenses of The Door acquired on July 5, 2018 and Viewpoint acquired on October 31, 2018 and one month of expenses of Shore Fire acquired December 3, 2019.

Direct costs increased by approximately $2.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.  Direct costs related to the entertainment publicity and marketing segment were approximately $4.3 million in 2019, as compared to $1.6 million in 2018.  The increase was primarily due to a full year of direct costs associated with the operations of The Door and Viewpoint during 2019.  The Door was acquired on July 5, 2018 and Viewpoint was acquired on October 31, 2018 and as such, we only recorded direct costs from their respective dates of acquisition.

Direct costs related to the content production segment were approximately $0.8 million for 2019, as compared to $0.6 million for 2018.  During 2019, direct costs for the content production segment consisted primarily of impairment of capitalized production costs.  Capitalized production costs for Max Steel were impaired during the year ended December 31, 2019 as a result of the agreement to direct all future domestic film revenues up to $0.9 million to the print and advertising loan’s creditor, in settlement of said loan.  We evaluate capitalized production costs to determine if the fair value of the capitalized production costs is below the carrying value.  Based on management’s estimate of ultimate revenues for Max Steel, the capitalized production costs in the amount of $0.6 million were determined to be above fair value and were impaired during the year ended December 31, 2019.  During 2018, direct costs for the content production segment consisted primarily of amortization of capitalized production costs.  Capitalized production costs are amortized based on revenues recorded during the period over the estimated ultimate revenues of the film.

Selling, general and administrative expenses decreased by approximately $0.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.  The decrease is mainly due to bad debt expenses recorded for the year ended December 31, 2018 of approximately $0.6 million.  Of that amount, $0.4 million was from the content production segment and consisted of receivables from the international sales of Max Steel. The other $0.2 million was related to the entertainment publicity and marketing segment.

Depreciation and amortization had an immaterial decrease of $0.03 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.  However, we should note that this decrease is in spite of a full year of amortization for the intangible assets acquired in the acquisitions of The Door and Viewpoint.  This decrease is due to our adoption of the new lease accounting (ASC 842) on January 1, 2019, that requires favorable leases be accounted for as a right-of-use asset rather than be amortized as an intangible asset.

Legal and professional fees for the year ended December 31, 2019 decreased by approximately $0.6 million as compared to the year ended December 31, 2019.  Legal and professional fees attributable to the entertainment publicity and marketing segment decreased by approximately $0.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to Bank United not requiring a stand-alone audit for 42West.  Legal and professional fees for the content production segment decreased by approximately $0.4 million for the year ended December 31, 2019 as compared to December 31, 2018, primarily due to the elimination of services of consultants and legal fees.

Payroll expenses increased by approximately $2.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  Payroll expenses attributable to our entertainment publicity and marketing business increased by approximately $1.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to including payroll expenses for a full year of The Door and Viewpoint that were acquired on July 5, 2018 and October 31, 2018, offset by a decrease in payroll of 42West related to the departures of certain senior publicists in mid-2018.  Payroll expenses related to the content production segment increased by approximately $0.09 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 due to salary increases of the CEO and CFO.

Goodwill impairment decreased by approximately $1.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result of our 2018 test of goodwill that determined that the carrying value of our goodwill was higher than the fair value of the goodwill for the reporting unit 42West within the entertainment publicity and marketing segment.  We did not have any goodwill impairment for the year ended December 31, 2019.

Other Income and Expenses

	For the year ended December 31,
	2019	2018
Other Income and expenses:
Gain (loss) extinguishment of debt	$711,718	$(53,271)
Acquisition costs	(106,015)	(438,552)
Change in fair value of put rights	2,880,520	616,943
Change in fair value of contingent consideration	193,557	1,070,000
Interest expense	(1,206,201)	(1,050,478)
Total	$2,473,579	$144,642

As previously discussed, during the year ended December 31, 2019, we agreed to exchange up to $0.9 million of future domestic revenues of Max Steel for the extinguishment of the prints and advertising loan and recorded $0.7 million of a gain on the extinguishment of that debt.  During the year ended December 31, 2018, a holder of a convertible promissory note exchanged the principal and accrued interest on the promissory note into 85,299 shares of our common stock pursuant to the terms of the promissory note, at an exercise price of $3.21 per share. On the date of the conversion, the market price of our common stock was $3.83 per share resulting in a loss on extinguishment of debt of $0.05 million.

Acquisition costs consisted primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the year ended December 31, 2019 were related to the acquisition of Shore Fire on December 3, 2019.  Acquisition costs for the year ended December 31, 2018 consisted primarily of costs associated with our acquisition of The Door and Viewpoint on July 5, 2018 and October 31, 2018, respectively.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The change in fair value of the puts was $2.8 million and $0.6 million, respectively, for the years ended December 31, 2019 and 2018.

The fair value of contingent consideration related to our acquisition of The Door was recorded on our balance sheet on July 5, 2018. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the years ended December 31, 2019 and 2018, we recorded a gain of $0.2 million and $1.1 million related to the change in fair value of the contingent consideration for The Door.

Interest expense increased by approximately $0.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional convertible and non-convertible promissory notes signed during 2019.  See Liquidity and Capital Resources for further discussion on these notes payable.

Income Tax Benefit

We had an income tax benefit of $0.4 million for year ended December 31, 2019, compared to a benefit of $1.1 million for year ended December 31, 2018.  The primary component of the income tax benefit in both years is due to a release of the valuation allowance against the deferred tax liabilities of the companies acquired.

As of December 31, 2019, we have approximately $43.7 million of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have approximately $25.3 million of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $13.1 million of California net operating loss carryforwards that begin to expire in 2032, and approximately $1.8 million of New York and New York City net operating loss carryforwards that begin to expire in 2038.  A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized and we have accordingly recorded a net valuation allowance of $16.2 million and $14.3 million as of December 31, 2019 and 2018, respectively.

Net Loss

Net loss was approximately $(1.2) million or $(0.07) per share based on 16,522,924 weighted average shares outstanding and approximately $(0.20) per share based on 21,425,506 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2019. Net loss was approximately $(2.9) million or $(0.22) per share based on 13,773,395 weighted average shares outstanding and approximately $(0.23) per share based on 16,159,486 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2018. Net loss for the years ended December 31, 2019 and 2018, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Year ended December 31, 2019 as compared to year ended December 31, 2018

Cash flows used by operating activities for the year ended December 31, 2019 were $2.9 million compared to cash flows used by operating activities of $0.6 million for the year ended December 31, 2018. The increase in cash used in operating activities for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to lower cash flows from operations before changes in operating assets and liabilities of approximately $2.0 million. In addition, we used approximately $0.1 million to purchase the rights to scripts for our content production segment.

Cash flows used in investing activities for the year ended December 31, 2019 were $0.9 million primarily related to the purchase of Shore Fire, net of cash acquired and the purchase of fixed assets.  Cash flows used in investing activities for the year ended December 31, 2018, were approximately $1.6 million and were primarily related to the purchase of The Door and  Viewpoint, net of cash acquired and for the purchase of fixed assets.

Cash flows provided by financing activities for year ended December 31, 2019 was approximately $0.4 million as compared to $3.2 million for the year ended December 31, 2018. Cash flows used in financing activities for the year ended December 31, 2019 consisted primarily of (i) $0.1 million of net repayment of debt related to Max Steel; (ii) $2.3 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iii) $0.3 million comprising the second and third installments of the consideration paid for Viewpoint; (iv) second installment of the consideration for The Door in the amount of $0.8 million; (v) final installment of the consideration paid to employees of 42West to settle change of control provisions in their employment contracts in the amount of $0.4 million; (vi) $1.9 million proceeds from the sale of common stock through a public offering in October 2019; (vii) proceeds from convertible notes payable of $2.1 million and (viii) proceeds from non-convertible note payable of $0.3 million.  By contrast, cash flows provided by financing activities for the year ended December 31, 2018 consisted primarily of (i) $1.7 million in proceeds from our loan agreement with Bank United; (ii) repayment of $0.8 million on a line of credit with City National Bank; (iii) repayment of our debt under the prints and advertising loan; (iv) $3.9 million used to buy back our common stock pursuant to the put agreements with the sellers of 42West; (v) repayment of $0.6 million of a related party promissory note; (vi) $1.5 million in proceeds from a note payable and (vii) $6.8 million in proceeds from the sale of common stock including shares sold through a public offering and shares sold to an investor in a registered direct offering.

As of December 31, 2019 and 2018, we had cash available for working capital of approximately $2.2 million and $5.5 million, respectively, not including $0.7 million pledged as collateral for standby letter of credit for the New York office, and a working capital deficit of approximately $15.6 million and $11.9 million, respectively.

These factors, along with an accumulated deficit of $96.0 million as of December 31, 2019, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements contained in this 2019 Form 10-K do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of common stock or securities convertible into common stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts, that we intend to produce and release subject to obtaining financing.  We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of December 31, 2019, our total debt was approximately $14.8 million and our total stockholders’ equity was approximately $9.7 million. Approximately $3.0 million of the total debt as of December 31, 2019 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $3.3 million (including $1.7 of accrued interest) of our indebtedness as of December 31, 2019 was incurred by the variable interest entity consolidated in our financial statements, Max Steel Productions LLC (“Max Steel VIE”). Repayment of this loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay this loan prior to the maturity date. If the lender of this loan forecloses on the collateral securing the loan, our subsidiary Max Steel VIE would lose any future international distribution revenue of Max Steel, which we believe is minimal.

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

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, or Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement, or the P&A Loan, providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017. The loan is not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture, which secures the loan. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. To secure Max Steel Holding’s obligations under the P&A Loan, we granted to the lender a security interest in bank account funds totaling $1,250,000 pledged as collateral. During the year ended December 31, 2017, we agreed to allow the lender to apply the $1,250,000 to the loan balance. The loan was partially secured by a $4,500,000 corporate guaranty from an unaffiliated party associated with the motion picture, of which we have agreed to backstop $620,000. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. The lender retained a reserve of $1.5 million for loan fees and interest. Amounts borrowed under the credit facility accrue interest at either (i) a fluctuating per annum rate equal to the 5.5% plus a base rate or (ii) a per annum rate equal to 6.5% plus the LIBOR determined for the applicable interest period. During 2017, the third-party guarantor paid $4.5 million pursuant to the guarantee of the loan, reducing the outstanding balance by such amount and increasing our accrued expenses by the $620,000 backstop related to the guarantee. Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. On August 23, 2019, we entered into a revenue participation agreement with the lender whereby they are entitled to the next $0.9 million of revenues from the domestic distribution of Max Steel in exchange for payment and satisfaction in full of the P&A Loan.  During the year ended December 31, 2019, we recognized a gain on extinguishment of debt of $0.7 million related to this revenue participation agreement.

Production Service Agreement

During 2014, the Max Steel VIE, a variable interest entity (or VIE) created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan is partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contains repayment milestones to be made during 2015, which, if not met, accrue interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity on January 31, 2016 or the release of the movie. As a condition precedent to closing the loan, Max Steel Holdings delivered to the lender clear chain-of-title to the rights of the motion picture Max Steel. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE has accrued $1.6 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release. As of December 31, 2019 and 2018, we had outstanding balances of $3.3 million and $3.4 million, respectively, including accrued interest of $1.7 million and $1.6 million, respectively, related to this debt on our consolidated balance sheets. Repayment of the loan was intended to be made from revenues generated by Max Steel outside of the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. On February 20, 2020, we received a letter from the lender stating that no sums, debts, liabilities, expenses, opportunity costs, revenues and any other amounts were due from the Max Steel VIE.  We are currently evaluating the status of Max Steel Productions LLC as a VIE and our primary beneficiary status of Max Steel VIE.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A., (the “Loan Agreement”), for a revolving line of credit agreement under a revolving note. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our common stock, per the put agreements with the sellers. On June 29, 2018, we issued a standby letter of credit, in the amount of $50,000, to secure the lease of 42West’s Los Angeles office. The borrowing capacity under the Loan Agreement was reduced by the same amount. As of December 31, 2019 and 2018, the outstanding balance on the line of credit was $1,700,390.  Subsequently on February 20, 2020, in anticipation of converting the line of credit into a term loan, we partially repaid the line of credit in the amount of $500,000. On March 27, 2020 we received loan documents from Bank United for a one year term loan in the amount of $1,200,390, amortizable over 36 months, with a rate prime plus 0.75 percentage points.  The Door will be a co-borrower on the loan and it will be guaranteed by the Company.

Promissory Notes

Convertible Notes

2020 Lincoln Park Note

On January 3, 2020, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on March 4, 2020 we issued warrants to purchase up to 207,588 shares of our common stock.  The convertible promissory note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The convertible promissory note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $2.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. The convertible promissory note matures on January 3, 2022.  The proceeds of the convertible promissory note were used to repay the 2018 Convertible Debt described below.

On January 3, 2020, in connection with the securities purchase agreement with Lincoln Park discussed above, we entered into a Registration Rights Agreement with Lincoln Park pursuant to which we agreed to register any shares converted into our Common Stock pursuant to the terms of the convertible promissory note with Lincoln Park, if during the six-month period commencing on the date of the Registration Rights Agreement, we determine to file a resale registration statement with the Securities and Exchange Commission.

2020 Convertible Notes

On March 4, 2020, we issued a convertible promissory note to a third-party investor and received $500,000. We also agreed to issue a warrant to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 18, 2020, we issued two convertible promissory notes to two third-party investors for principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 25, 2020, we issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 and original issue discount. The Company also issued 50,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

2019 Lincoln Park Note

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million together with warrants to purchase up to 137,500 shares of our common stock at an exercise price of $2.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 137,500 shares of our common stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on each of July 23, 2019, September 20, 2019 and November 20, 2019 we issued warrants to purchase up to 137,500 shares of our common stock.  The convertible promissory note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The convertible promissory note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The convertible promissory note matures on May 21, 2021. As of December 31, 2019, we had a balance of $0.8 million, net of $0.1 million original issue discount and $0.1 million of a beneficial conversion feature, on our consolidated balance sheet.

The 2019 Lincoln Park Note contains a clause that re-prices the conversion price if we sell equity securities within 180-days of the 2019 Lincoln Park Note.  On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the conversion price of the Lincoln Park Note was adjusted to $0.78.  On each of February 3, February 13 and February 27, 2020, Lincoln Park notified us that they were converting $250,000 of the Lincoln Park Note into 319,366 shares of our common stock.

2019 Convertible Debt

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

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.  On January 12, 2020, the convertible note holder notified us that they were converting the principal balance of the convertible note into 254,326 shares of our common stock using 30-day average closing market price (January 10, 2020) of $0.59 per share of common stock.

On March 25, 2019, we issued a convertible promissory note agreement to an unrelated investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holders’ option at any time at a purchase price based on the 30-day trailing average market price of the Common Stock.  On January 1, 2020, the convertible note holder notified us that they were converting the principal balance of the convertible note into 346,021 shares of our common stock using 30-day average closing market price (December 31, 2019) of $0.58 per share of common stock.

As of December 31, 2019, we had a balance of $702,500 in current liabilities and $1,100,000 in noncurrent liabilities related to these convertible notes payable.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Note”), to Pinnacle Family Office Investments, L.P. (“Pinnacle”), pursuant to a Securities Purchase Agreement, dated the same date. We used the proceeds of the convertible promissory note to finance the Company’s acquisition of The Door. Our obligations under the Note are secured primarily by a lien on the assets of The Door and Viewpoint. We must pay interest on the principal amount of the Note, at the rate of 8% per annum in cash on a quarterly basis. The Note matures on January 5, 2020. The Note contained a clause that re-prices the conversion price if we sell equity securities at a price lower than the conversion price at any time that the Note is outstanding. On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the conversion price of the Note was adjusted to $0.78.  On December 4, 2019, Pinnacle notified us that they were converting $297,936 of the Note into 380,603 shares of our common stock.

On the date of the Note, our common stock had a market value of $3.65. We determined that the Note contained a beneficial conversion feature or debt discount by calculating the number of shares using the conversion rate of the Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of our common stock on the date of the Note. We recorded a debt discount on the Note of $184,614 that is amortized and recorded as interest expense over the life of the Note. For the year ended December 31, 2019, we recorded interest expense in our audited consolidated statement of operations in the amount of $118,279 and paid $90,000 of interest. For the year ended December 31, 2018, we paid interest and recorded interest expense in the amount of $58,333.

 For the year ended December 31, 2019 and 2018, respectively, we recorded interest expense of $123,076 and $61,538 from the amortization of the beneficial conversion of the Note.  As of December 31, 2019, we had a balance of $1,202,064 (after the conversion of $297,936 into shares of our common stock) recorded in current liabilities on our balance sheet, related to this Note.  As of December 31, 2018, we had $1,376,924, net of $123,076 of debt discount, recorded in noncurrent liabilities on our audited consolidated balance sheet, related to this Note.

On January 5, 2020, the Note maturity date, we paid Pinnacle $1,231,678, including accrued interest of $29,614, in full satisfaction and repayment of the Note.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. The convertible promissory notes mature during the third quarter of 2020 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of our common stock at a price of either (i) the 90 day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. As of December 31, 2019, we had a balance of $550,000 in current liabilities related to these convertible promissory notes.

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

On March 21, 2019, one of the holders of a convertible promissory note notified us that they would convert $75,000 of principal into 53,191 shares of common stock at a price of $1.41 per share using the 90-day trading average price per share of common stock as of March 20, 2019. On the date of the conversion the market price of the Common Stock was $1.81 per share and we recorded a loss on extinguishment of debt in the amount of $21,287 on our consolidated statements of operation for the year ended December 31, 2019.

As of December 31, 2019 and 2018, respectively, we have a balance of $550,000 and $625,000 in current liabilities related to the 2017 convertible promissory notes.

Nonconvertible Notes Payable

On November 5, 2019, we issued a promissory note in the amount of $350,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

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

On November 30, 2017, we issued a promissory note in the amount of $200,000 that matures on January 15, 2019. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum. We agreed to extend the maturity date until January 15, 2021.

On June 14, 2017, we issued a promissory note in the amount of $400,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

As of December 31, 2019, we have a balance of $288,237 in current liabilities, a balance of $1,074,122 in noncurrent liabilities and accrued interest of $8,788 in other current liabilities related to these promissory notes on our balance sheet.  As of December 31, 2018, we have a balance of $479,874 in current liabilities, a balance of $612,359 in noncurrent liabilities and accrued interest of $6,315 in other current liabilities related to these promissory notes payable.

2019 Public Offering

On October 21, 2019, in an underwritten registered public offering, we sold 2,700,000 shares of common stock at a public offering price of $0.78 per share. The net proceeds of the 2019 Public Offering were approximately $1.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

2018 Public Offering

On July 24, 2018, in an underwritten registered public offering, we sold 2,000,000 shares of common stock at a public offering price of $3.00 per share. The net proceeds of the Offering were approximately $5.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  In August 2018, the underwriters exercised their over-allotment option with respect to 265,000 shares of common stock and we received proceeds, net of the underwriter discount and expenses, of $0.7 million.

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

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). Using this newly adopted guidance, we recognize revenue when promised goods or services are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue from public relations services consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. Revenues from content produced for digital marketing is recognized upon satisfactory delivery to the client.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interest of 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West during 2017, the sellers earned this additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares received in April 2017 and in July 2018 and those earned from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, up until December 2020. During the year ended December 31, 2019, we purchased 355,802 shares of common stock and paid approximately $2.2 million cash, issued a convertible promissory note in the amount of $702,500 and issued 385,514 shares of common stock at a purchase price of $1.08 as payment for these put rights.

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

Income Taxes

We reported an effective tax rate of 25.4% and 26.9% for the years ended December 31, 2019 and 2018, respectively. We have deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. As of December 31, 2019, we had approximately $43,692,000 of net operating loss carryforwards for U.S. federal income tax purposes. We believe it is more likely than not that the deferred tax asset will not be realized and have recorded a net valuation allowance of $16,227,300 and $14,259,043 as of December 31, 2019 and 2018, respectively which resulted in a decrease in this deferred tax account.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the audited consolidated financial statements included elsewhere in this 2019 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this 2019 Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this 2019 Form 10-K contains forward-looking statements regarding:

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

•

our belief regarding the transferability of 42West, The Door, Shore Fire and Viewpoint’s skills and experience to related business sectors and our intention to expand our involvement in those areas;

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

•

our belief that the only recourse to the lenders under the production service agreement is to foreclose on the collateral securing the loans, which consists of the copyright for Max Steel;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•        our ability to continue as a going concern;

• our history of net losses and our ability to generate a profit;

• our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;

• the effect of the COVID-19 outbreak on our business and operations;

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

•

the ability of the lenders under the production service agreement to successfully assert that we are liable to them for the payment of Max Steel VIE’s debt;

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

•

economic factors that adversely impact the food and hospitality industries, such as those economic factors from the global outbreak of COVID-19;

•

our ability to identify, produce and develop online digital entertainment and motion pictures that meet industry and customer demand;

•

competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;

•

our ability to attract and/or retain the highly specialized services of the 42West, The Door and Shore Fire executives and employees and our CEO;

•

availability of financing from investors under favorable terms;

•

our ability to adequately address material weaknesses in internal control over financial reporting; and

•

uncertainties regarding the outcome of pending litigation.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this 2019 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this 2019 Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements, except as otherwise required by applicable law.  We can give no assurance that such forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2019, due to the following material weaknesses that have been outstanding since our review in 2016:

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

•

We determined that review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations, complex transactions and journal entries are inadequate and thus considered to be a material weakness in internal control. Specifically:

-

There are no documented period end procedures for analyzing complex transactions and documented approval of accounting reconciliations and journal entries.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we will continue to implement improvements during fiscal year 2020, under the direction of our board of directors, as follows:

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

•

Implement a procedure to document the review and approval of accounting reconciliations and journal entries on a monthly basis and discussion of complex transactions and the appropriate accounting treatment;

•

Enhance our controls over segregation of duties.

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

Changes in Internal Controls

During the year ended December 31, 2019, we implemented the following procedures to remediate some of the material weaknesses in internal controls:

•

During the third quarter of 2019, we hired a Corporate Controller that is in the process of standardizing the accounting software and chart of accounts across all of the Company’s subsidiaries.  We expect to have this completed during the second quarter of 2020.

•

We have engaged the services of an independent public accounting firm to assist with review of complex accounting transactions.

•

During 2019, the Company implemented formal month-end closing procedures for its subsidiaries and reviews on a monthly basis the budget to actual results.  This allows management to closely monitor its results against expected results and make any necessary changes when actual results differ from expected results.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2019 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

ITEM 9B. OTHER INFORMATION

Item 3.02 Unregistered Sales of Equity Securities

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 and original issue discount. The Company also issued 50,000 shares of Common Stock to the investor related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted into our common stock at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock. The conversion price is subject to price protection anti-dilution upon any dilutive issuance (or deemed issuance) of common stock at a price below $0.78 per share, and is also subject to pro rata adjustments for stock splits, recapitalizations, reorganizations and certain fundamental transactions involving the Company or its securities. The proceeds of the convertible note will be used for working capital.

The securities referred to above, including the shares of Common Stock issuable upon conversion of the promissory notes and exercise of the warrants, were offered, issued and sold by the Company to the investors in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investor represented to the Company that it was an “accredited investor”, as defined in Rule 501(a) under the Securities Act, and that it was acquiring such securities for investment purposes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this 2019 Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference

2.1	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.*	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
2.2	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3	Share Purchase Agreement, dated October 31, 2018, by and among the Company, Sellers and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2018.
2.4	Share Purchase Agreement, dated December 3, 2019, by and among the Company and Marilyn Laverty	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2019.
3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed on September 19, 2017.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Description of Capital Stock	Filed herewith
4.2	Registration Rights Agreement, dated as of March 30, 2017; by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
4.3	Warrant Purchase Agreement, dated as of November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.3(a)	Form of Common Stock Purchase Warrant I.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.3(b)	Form of Common Stock Purchase Warrant F.	Incorporated herein by reference to Exhibit 4.2(d) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.3(c)	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.2(e) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.

4.4	Form of Warrant (attached as Exhibit A to Form of Warrant Agency Agreement).	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.5	Warrant Agency Agreement, dated as of December 20, 2017, by and between the Company and Nevada Agency and Transfer Company.	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.6	Form of Underwriters’ Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.7	Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.

4.8	Senior Secured Convertible Promissory Note due January 5, 2020.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11 2018.
4.9	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report of Form 8-K filed on May 22, 2019
4.10	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019
4.11	Convertible Note, dated as of August 12, 2019 (Leslee Dart)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
4.12	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
4.13	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020
4.14	Dolphin Entertainment, Inc. Senior Convertible Note	Filed herewith
4.15	Form of Warrant issued to M Shanken Communications, Inc.	Filed herewith
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 08, 2017.
10.2	Executive Employment Agreement, dated as of March 30, 2017, by and between the Company and Allan Mayer.†	Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
10.3	Put Agreement, dated as of March 30, 2017, by and among the Company and Alan Mayer and William O’Dowd, IV and 42West, LLC, as guarantors.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
10.4	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.5	Business Loan Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.6	Promissory Note, dated as of March 15, 2018, in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.7	Commercial Security Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.8	‘Max Steel” Revenue Participation Agreement, dated as of August 23, 2019 by and between the Company and ORF MS LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019
10.9	Securities Purchase Agreement, dated as of May 20, 2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2019

10.10	Registration Rights Agreement, dated as of May 20,2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 22, 2019
10.11	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Leslee Dart	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.12	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Allan Mayer	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.13	Securities Purchase Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.14	Registration Rights Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.15	Securities Purchase Agreement, dated as of March 4, 2020, by and between the Company and M. Shanken Communications, Inc.	Filed herewith.
10.16	Registration Rights Agreement, dated as of March 4, 2020, by and between the Company and M. Shanken Communications, Inc.	Filed herewith.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

DOLPHIN ENTERTAINMENT, INC.

Dated: March 30, 2020	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: March 30, 2020	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
William O’Dowd, IV
/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
Mirta A Negrini
/s/ Michael Espensen	Director	March 30, 2020
Michael Espensen
/s/ Nelson Famadas	Director	March 30, 2020
Nelson Famadas
/s/ Nicholas Stanham	Director	March 30, 2020
Nicholas Stanham

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc. (formerly known as Dolphin Digital Media, Inc.)
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dolphin Entertainment, Inc. and subsidiaries

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years then ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Notes 3 and 21 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Miami, Florida

March 30, 2020

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2019 and 2018

	2019	2018
ASSETS
Current
Cash and cash equivalents	$2,196,249	$5,542,272
Restricted cash	714,089	732,368
Accounts receivable, net	3,581,155	3,173,107
Other current assets	372,872	620,970
Total current assets	6,864,365	10,068,717

Capitalized production costs, net	203,036	724,585
Right-of-use asset	7,435,903	—
Intangible assets, net of amortization of $4,299,794 and 2,714,785, respectively	8,361,539	9,395,215
Goodwill	17,947,989	15,922,601
Property, equipment and leasehold improvements, net	1,036,849	1,182,520
Investments	220,000	220,000
Deposits	502,045	475,956
Total Assets	$42,571,726	$37,989,594
LIABILITIES
Current
Accounts payable	$832,089	$944,232
Other current liabilities	5,373,809	5,613,753
Line of credit	1,700,390	1,700,390
Put Rights	2,879,403	4,281,595
Accrued compensation	2,625,000	2,625,000
Debt	3,311,198	4,036,582
Loan from related party	1,107,873	1,107,873
Lease liability	1,610,022	—
Contract liabilities	309,880	522,620
Convertible notes payable	2,452,960	625,000
Note payable	288,237	479,874
Total current liabilities	22,490,861	21,936,919
Noncurrent
Put Rights	124,144	1,702,472
Convertible notes payable	1,907,575	1,376,924
Note payable	1,074,122	612,359
Contingent consideration	330,000	550,000
Lease liability	6,386,209	—
Other noncurrent liabilities	570,000	1,034,393
Total noncurrent liabilities	10,392,050	5,276,148
Total Liabilities	32,882,911	27,213,067
Commitment and contingencies (Note 21)
STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 17,892,900 and, 14,123,157, respectively, issued and outstanding at December 31, 2019 and 2018	268,402	211,849
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2019 and 2018	1,000	1,000
Additional paid in capital	105,443,656	105,092,852
Accumulated deficit	(96,024,243)	(94,529,174)
Total Stockholders' Equity	$9,688,815	$10,776,527
Total Liabilities and Stockholders' Equity	$42,571,726	$37,989,594

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2019 and 2018

	2019	2018

Revenues:
Entertainment publicity and marketing	$24,915,261	$21,916,727
Content production	86,606	634,612
Total revenues	25,001,867	22,551,339

Expenses:
Direct costs	5,043,903	2,176,968
Selling, general and administrative	3,799,765	4,486,023
Depreciation and amortization	1,946,960	1,978,804
Legal and professional	1,560,483	2,119,107
Payroll	16,735,911	14,082,014
Goodwill impairment	—	1,857,000
Total expenses	29,087,022	26,699,916
Loss before other expenses	(4,085,155)	(4,148,577)

Other Income (expenses):
Gain (loss) on extinguishment of debt	711,718	(53,271)
Acquisition costs	(106,015)	(438,552)
Change in fair value of put rights	2,880,520	616,943
Change in fair value of contingent consideration	193,557	1,070,000
Interest expense	(1,206,201)	(1,050,478)
Total other income, net	2,473,579	144,642
Loss before income taxes	$(1,611,576)	$(4,003,935)
Income tax benefit	418,199	1,090,614
Net loss	$(1,193,377)	$(2,913,321)

Loss per Share - Basic	$(0.07)	$(0.22)
Loss per share - Diluted	$(0.20)	$(0.23)
Weighted average number of shares used in per share calculation
Basic	16,522,924	13,773,395
Diluted	21,425,506	16,159,486

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,193,377)	$(2,913,321)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,946,960	1,978,804
Amortization of capitalized production costs	—	203,560
Amortization of beneficial conversion on debt	223,941	61,538
Impairment of goodwill	—	1,857,000
Impairment of capitalized production costs	670,585	200,000
Bad debt (recovery) expense, net	(109,981)	641,876
Change in fair value of put rights	(2,880,520)	(616,943)
Change in fair value of contingent consideration	(193,557)	(1,070,000)
Stock based compensation	—	20,422
Loss on extinguishment of debt	—	53,271
Gain on extinguishment of debt, net	(711,718)	—
Deferred tax	(342,410)	(1,050,375)
Change in deferred rent	—	71,266
Changes in operating assets and liabilities:
Accounts receivable	(4,034)	858,883
Other current assets	281,500	(32,516)
Capitalized production costs	(149,036)	(52,500)
Deposits	13,430	40,219
Contract liability	(356,079)	267,817
Lease liability, net	173,814	—
Accrued compensation	—	125,000
Accounts payable	(150,893)	(231,242)
Other current liabilities	(136,166)	(437,648)
Other noncurrent liabilities	12,334	(599,826)
Net Cash (Used in) Operating Activities	(2,905,207)	(624,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(103,493)	(89,653)
Acquisition of The Door, net of cash acquired	—	(910,713)
Acquisition of Viewpoint, net of cash acquired	—	(595,632)
Acquisition of Shore Fire, net of cash acquired	(794,989)	—
Net Cash (Used in) Investing Activities	(898,482)	(1,595,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,851,713	6,749,204
Proceeds from the sale of common stock and warrants (unit) in Offering	—	81,044
Proceeds from line of credit	—	1,700,390
Repayment of the line of credit	—	(750,000)
Proceeds from notes payable	348,250	1,500,000
Repayment of notes payable	(79,874)	—
Proceeds from convertible notes payable	2,100,000	—
Repayment of debt	(85,958)	(1,514,786)
Employee shares withheld for taxes	—	(56,091)
Acquisition of The Door	(771,500)	—
Acquisition of Viewpoint	(295,984)	—
Acquisition of 42West	(361,760)	(20,000)
Exercise of put rights	(2,265,500)	(3,890,280)
Repayment to related party	—	(601,001)
Net Cash Provided by Financing Activities	439,387	3,198,480
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,364,302)	977,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,274,640	5,296,873
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,910,338	$6,274,640

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2019 and 2018

	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest paid	$296,771	$185,307
Income taxes	$—	$135,000

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of put rights into shares of common stock	$412,500	—
Conversion of put rights into a convertible note payable	$702,500	—
Conversion of accrued interest and a note payable into a new note payable	$—	$192,233
Conversion of debt into shares of common stock	$372,936	$273,425
Liability for contingent consideration related to the acquisition of The Door	$330,000	$550,000
Liability for put rights to sellers of 42West	$3,003,547	$5,984,067
Issuance of shares of Common Stock related to the acquisitions	$384,063	$2,673,664

Reconciliation of cash, cash equivalents and restricted cash:  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	2019	2018
Cash and cash equivalents	$2,196,249	$5,542,272
Restricted cash	714,089	732,368
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$2,910,338	$6,274,640

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019 and 2018

							Total
					Additional		Stockholders
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017	50,000	$1,000	10,565,789	$158,487	$98,816,550	$(92,899,680)	$6,076,357
Net income for the year ended December 31, 2018	—	—	—	—	—	(2,913,321)	(2,913,321)
Cumulative effect of adoption of ASU 2017-11	—	—	—	—	—	1,441,831	1,441,831
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	158,004	(158,004)	—
Deferred tax on beneficial conversion	—	—	—	—	(47,605)	—	(47,605)
Sale of common stock and warrants through an offering pursuant to a Registration Statement on Form S-1	—	—	20,750	312	80,732	—	81,044
Sale of common stock through an offering pursuant to a Registration Statement on Form S-3	—	—	2,515,000	37,725	6,711,479	—	6,749,204
Issuance of shares related to acquisition of 42West	—	—	898,626	13,479	(33,479)	—	(20,000)
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	2,241,539	—	2,246,154
Issuance of shares related to acquisition of Viewpoint	—	—	218,088	3,273	424,237	—	427,510
Shares retired for payroll taxes per equity compensation plan	—	—	(17,585)	(264)	(35,410)	—	(35,674)
Beneficial conversion of convertible promissory note	—	—	—	—	184,614	—	184,614
Issuance of shares related to conversion of note payable	—	—	85,299	1,279	325,416	—	326,695
Shares retired from exercise of puts	—	—	(470,502)	(7,057)	(3,733,225)	—	(3,740,282)
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net loss for the year ended December 31, 2019	—	—	—	—	—	(1,193,377)	(1,193,377)
Fair value of warrants and beneficial conversion of note payable	—	—	—	—	293,144	—	293,144
Shares issued pursuant to Amendment, Waiver and Exchange Agreement of August 12, 2019	—	—	385,514	5,783	406,717	—	412,500
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	301,692	(301,692)	—
Deferred tax on beneficial conversion	—	—	—	—	(39,195)	—	(39,195)
Issuance of shares related to acquisition of The Door	—	—	307,692	4,622	109,002	—	113,624
Issuance of shares related to conversion of notes payable	—	—	433,794	6,507	363,809	—	370,316
Sale of common stock through an offering pursuant to a Registration Statement on Form S-3	—	—	2,700,000	40,500	1,811,213	—	1,851,713
Issuance of shares related to acquisition of Shore Fire	—	—	314,812	4,722	195,278	—	200,000
Third installment of consideration for acquisition of Viewpoint paid with equity	—	—	—	—	184,063	—	184,063
Shares retired from exercise of puts	—	—	(372,069)	(5,581)	(3,274,919)	—	(3,280,500)
Balance December 31, 2019	50,000	$1,000	17,892,900	$268,402	$105,443,656	$(96,024,243)	$9,688,815

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”) and Viewpoint Computer Animation Incorporated (“Viewpoint”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs and recording artists.  The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups.  The strategic acquisitions of 42West, The Door, Shore Fire and Viewpoint bring together premium marketing services with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

The accompanying consolidated financial statements include the accounts of Dolphin, and all of its wholly-owned and controlled subsidiaries, including Dolphin Films, Inc, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint and Shore Fire.

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

On July 5, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), together with Lois O’Neill and Charles Dougiello (collectively, the “Members”), The Door Marketing Group, LLC, a New York limited liability company, and Window Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, The Door Marketing Group, LLC merged into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company (the “Merger”). Subsequent to the Merger, Merger Sub changed its name to The Door Marketing Group LLC. The total consideration payable to the Members in respect of the Merger is composed of the following: (i) $2.0 million in shares of Common Stock based on a price of $3.25 per share, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement. Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock  received as consideration for the Merger (the “Share Consideration”) in the first year following the closing date of the Merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year. See Note 4 for additional information regarding the Merger.

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
DECEMBER 31, 2019 AND 2018

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

On October 31, 2018, (the “Viewpoint Closing Date”) the Company entered into a Stock Purchase Agreement, with Carlo DiPersio, David Shilale, Michael Middeleer and Glenn Robbins (collectively, the “Viewpoint Shareholders”) to acquire 100% of the outstanding shares of Viewpoint from the Viewpoint Shareholders. The consideration paid to the Viewpoint Shareholders is $2 million as follows: (i) $750,000 in cash on the Viewpoint Closing Date (adjusted for Viewpoint’s indebtedness, working capital and cash targets, and transaction expenses); (ii) $500,000 in shares of Common Stock at a price of $2.29 per share (218,088 shares) issued to the Viewpoint Shareholders on the Viewpoint Closing Date and (iii) an additional $750,000 in cash in three equal payments of $250,000 each to paid to the Viewpoint Shareholders on the six, twelve and eighteen-month anniversaries of the Viewpoint Closing Date (subject to a right of setoff for certain adjustments and indemnification obligations).  See Note 4 for additional information regarding the acquisition.

On October 21, 2019, in an underwritten registered public offering, the Company issued and sold 2,700,000 shares of Common Stock at a public offering price of $0.7828 per share (the “2019 Offering”).  The offering of the shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The net proceeds of the 2019 Offering were approximately $1.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the related underwriting agreement, the Company granted an over-allotment option for a period of 45 days to the underwriter of an additional 405,000 shares of Common Stock, that was not exercised.

On December 3, 2019 (the “Shore Fire Closing Date”) the Company entered in a Stock Purchase Agreement with Marilyn Laverty (the “Shore Fire Seller”) to acquire 100% of the outstanding shares of Shore Fire from the Shore Fire Seller.  The consideration paid to the Shore Fire Seller is $3 million as follows: (i) $1,140,000 in cash on the Shore Fire Closing Date (adjusted for Shore Fire Media’s indebtedness, working capital and cash targets); (ii) $200,000 in shares of Common Stock at a price of $0.64 per share (314,812 shares) issued to the Shore Fire Seller on the Shore Fire Closing Date, (iii) an additional $400,000 in shares of common stock paid in two equal installments of $200,000 each on the first and second anniversary of the Shore Fire Closing Date, (iv) an additional $1,000,000 in cash paid in four equal payments of $250,000 each to the Shore Fire Seller on the six, twelve, and twenty-four month anniversaries of the Shore Fire Closing Date, and (v) $140,000 and $120,000 in cash paid to key employees on the first and second anniversary of the Shore Fire Closing Date. See Note 4 for additional information regarding the acquisition.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with  U.S generally accepted accounting principles (“U.S. GAAP”) and contemplate the continuation of the Company as a going concern. For the years ended December 31, 2019 and 2018, the Company had a net loss of $1,193,377 and $2,913,321, respectively. The Company has recorded an accumulated deficit of $96,024,243 and $94,529,174, respectively and a working capital deficit of $15,626,495 and $11,868,202, respectively, as of December 31, 2019 and 2018 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. The Company is dependent upon funds from private investors, proceeds from debt securities, securities convertible into shares of its Common Stock, sales of shares of Common Stock and financial support of certain shareholders. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to liquidate.  Please see Note 22 for discussion of uncertainty related to COVID-19.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuance of Common Stock, securities convertible into Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee.  There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods. With the acquisition of 42West, The Door, Viewpoint, and Shore Fire, the Company is currently exploring opportunities to expand the services currently being offered by these companies while reducing expenses through synergies with the Company. There can be no assurance that the Company will be successful in selling these services to clients or reducing expenses. Under the Company’s currently effective shelf registration statement on Form S-3, the Company may sell up to $30,000,000 of equity securities. However, pursuant to applicable SEC rules, the Company’s ability to sell securities registered under this shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of the Common Stock held by non-affiliates; therefore, there is no assurance that the Company will be able to raise capital through the issuance and sale of equity securities under this registration statement, irrespective of whether there is market demand for such securities.

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

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Newton, Massachusetts.  As of December 31, 2019 and 2018 the Company had a balance of $714,089 and $732,368, respectively, in restricted cash.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

Revenue Recognition

Entertainment publicity and marketing

Entertainment publicity and marketing revenue consists of fees from the performance of professional services, billings for direct costs reimbursed by clients and revenue from producing video content for marketing. The revenues derived from fees and reimbursed expenses are directly dependent upon the publicity and corporate communications requirements of the Company’s existing clients and its ability to win new clients. As is customary in the industry, the agreements with the fee-based clients generally provide for termination by either party on relatively short notice, usually 30 days. Some of the contracts may include incentive compensation for our clients’ nominations of certain Academy Awards. Fees are generally recognized on a straight-line or monthly basis which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. The entertainment publicity and marketing segment also recognizes revenue from the production of video content for marketing purposes which is recognized at a point in time when the project is delivered to and available for use by the client.  Cash payments received as deposits for these videos are recorded as contract liabilities until the project is completed.

Content production

Revenue from motion pictures and web series is recorded when a distribution contract, domestic or international, exists, the movie or web series is complete in accordance with the terms of the contract, the customer can begin exhibiting or selling the movie or web series, the fee is determinable and collection of the fee is reasonable. On occasion, the Company may enter into agreements with third parties for the co-production or distribution of a movie or web series. Revenue from these agreements will be recognized when the movie is complete and ready to be exploited. Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as contract liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less amortization expense of deferred productions costs, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher amortization expense of deferred production costs, and also periodically results in an impairment requiring a write-down of the deferred production costs to fair value. These write-downs are included in direct costs within the consolidated statements of operations. During the year ended December 31, 2019, as a result of the revenue participation agreement with the lender of the prints and advertising loan, the Company impaired all remaining capitalized costs related to Max Steel in the amount of $629,585 as direct costs in its consolidated statement of operations. During the year ended December 31, 2018, the Company amortized $203,560 of capitalized production costs related to the revenues earned for Max Steel.

The Company periodically reviews capitalized production costs to determine whether they will ultimately be used in the production of a film or web series.  Per ASC 926-20-40-1, it is presumed that an entity will dispose of a property if it has not been set for production within three years from the time it was first capitalized.  Based on this guidance, during the years ended December 31, 2019 and 2018, the Company impaired costs related to several scripts in the amount of $41,000 and $200,000, respectively.  The impairments were recorded in direct costs on the consolidated statement of operations.

Investment

Investment represents an investment in equity securities of The Virtual Reality Company (“VRC”), a privately held company. The Company’s $220,000 investment in VRC represents less than a 1% noncontrolling ownership interest in VRC and there is no market for VRC’s common stock. These shares do not have a readily determinable fair value and as such, the Company has elected to account for them at cost less any impairments.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. Except for those described above in Capitalized Production Costs and those described below in Goodwill, there were no impairment charges for long lived assets during the years ended December 31, 2019 and 2018.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $361,951 and $307,274, respectively for the years ended December 31, 2019 and 2018. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Intangible assets

In connection with the acquisitions of 42West on March 30, 2017, The Door on July 5, 2018, Viewpoint on October 31, 2018, and Shore Fire Media on December 3, 2019, the Company acquired in aggregate an estimated $12,661,333 of intangible assets with finite useful lives initially estimated to range from 3 to 14 years. An additional $740,000 favorable lease intangible asset was reclassified in accordance with the new lease accounting in year ending December 31, 2019.  Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company amortized $1,585,009 and $1,671,530, respectively, of identifiable intangible assets during the years ended December 31, 2019 and 2018. There were no impairments of identifiable intangible assets for the years ended December 31, 2019 and 2018.  Balances for Shore Fire Media are provisional as the final purchase price allocation has not been completed.

Goodwill

For the year ended December 31, 2018 in connection with the acquisitions of The Door and Viewpoint (see Note 4), the Company recorded goodwill in the aggregate amount of $5,000,741 which has also been assigned to the entertainment publicity and marketing segment. For the year ended December 31, 2019 in connection with the acquisition of Shore Fire (see Note 4), the Company recorded goodwill in the provisional amount of $1,951,011, which has also been assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

In connection with the updating of estimates and assumptions with the annual impairment tests for goodwill, the Company determined that the goodwill associated with 42West, which was recorded in the year ended December 31, 2017, was impaired.  In connection with the departures of the 42West employees in 2018, the Company adjusted operating margins and future cash flows used to estimate the fair value of the reporting unit which resulted in an impairment adjustment of $1,857,000 of goodwill.  The Company did not identify any impairment for the other reporting units within the entertainment publicity and marketing segment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies. If a warrant is not indexed to the Company’s equity, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. Following adoption of ASU 2017-11, all of the Company’s outstanding warrants have been considered indexed to the Company’s equity and classified as equity. See Contracts in the Company’s Equity discussed above.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

To account for the acquisitions of 42West, The Door, Viewpoint, and Shore Fire, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Notes 4 and 11 for further discussion and disclosures.

Leases (See “Recent Accounting Pronouncements” section below for information pertaining to the adoption of ASU 2016-02, Leases)

The Company recognizes a right-of-use asset and a lease liability based on the present value of the fixed lease payments discounted using the Company’s incremental borrowing rate.  The right-of-use asset is adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the lessor.  All of the Company’s leases are operating leases and the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets. See Note 20 Leases for further discussion.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

Business Segments

The Company operates the following business segments:

1)

Entertainment Publicity and Marketing Segment– This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials through 42West, The Door, Viewpoint, and Shore Fire.  For the years ended December 31, 2019 and 2018, the Company derived a majority of its revenues from this segment.

2)

Content Production Segment– This segment produces original motion picture and digital content.  Revenues from this segment for the years ended December 31, 2019 and 2018 were related to the domestic and international distribution of the Company’s motion pictures, Max Steel and Believe.  Revenues from this segment declined significantly for 2019 as compared to 2018 due to reduced revenues from Max Steel.

See Note 18 for Segment Reporting for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

Accounting guidance adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets. The Company adopted this new accounting guidance effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.

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
DECEMBER 31, 2019 AND 2018

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

The lease term for purposes of lease accounting may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets. See Note 20 (Leases) for further discussion.

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

In June 2016, the FASB issued 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 4 — MERGERS AND ACQUISITIONS

Shore Fire Media, Ltd

On the Shore Fire Closing Date, the Company acquired all of the issued and outstanding capital stock of Shore Fire, a New York corporation (the “Shore Fire Purchase”), pursuant to a share purchase agreement (the “Shore Fire Share Purchase Agreement”) dated on the Shore Fire Closing Date, between the Company and Shore Fire Seller.  Shore Fire is an entertainment public relations agency, offering talent publicity in the music, events, books, podcasts, and comedy sectors.

The total consideration paid to the Shore Fire Seller in respect of the Shore Fire Purchase is $3 million as follows: (i) $1,140,000 in cash on the Shore Fire Closing date (adjusted for Shore Fire’s indebtedness, working capital and cash targets); (ii) $200,000 in shares of Common Stock at a price of $0.64 per share (314,812 shares) issued to the Seller on the Shore Fire Closing Date, (iii) an additional $400,000 in shares of common stock paid in two equal installments of $200,000 each on the first and second anniversary of the Shore Fire Closing Date, (iv) an additional $1,000,000 in cash paid in four equal payments of $250,000 each to the Seller on the six, twelve, and twenty-four month anniversaries of the Shore Fire Closing Date, and (v) $140,000 and $120,000 in cash paid to key employees on the first and second anniversary of the Shore Fire Closing Date. The Shore Fire Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

As a condition to the Shore Fire Purchase, the Shore Fire Seller entered into an employment agreement with the Company to continue as an employee after the closing of the Shore Fire Purchase. The Shore Fire Seller’s employment agreement is through December 3, 2022 and the contract defines base compensation and a bonus structure based on Shore Fire achieving certain financial targets.  The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

The provisional acquisition-date fair value of the consideration transferred totaled $3,000,000, which consisted of the following:

Common Stock issued at closing (314,812 shares)	$200,000
Cash Consideration paid at closing	1,140,000
Cash Installment to be paid on March 3, 2020	250,000
Cash Installment to be paid on June 3, 2020	250,000
Cash Installment to be paid on December 3, 2020	390,000
Common Stock issued on December 3, 2020	200,000
Cash Installment to be paid on December 3, 2021	370,000
Common Stock issued on December 3, 2021	200,000
$3,000,000

The final amount of consideration may potentially change due to any working capital or other closing adjustments, which have not yet been determined.

The fair value of the 314,812 shares of Common Stock issued on the Shore Fire Closing Date was determined based on the closing market price of the Company’s Common Stock on the Shore Fire Closing Date of $0.64 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Shore Fire Closing Date. Amounts in the table are provisional estimates that may change, as described below.

Cash	$384,530
Accounts receivable	294,033
Other current assets	33,402
Property, plant & equipment	112,787
Intangibles	1,080,000
Total identifiable assets acquired	1,904,752

Accrued expenses	(298,870)
Accounts payable	(38,750)
Deferred tax liability	(358,153)
Contract liability	(143,339)
Other current liability	(16,651)
Total liabilities assumed	(855,763)
Net identifiable assets acquired	1,048,989
Goodwill	1,951,011
Net assets acquired	$3,000,000

Of the provisional fair value of the $1,080,000 of acquired identifiable intangible assets, $510,000 was assigned to customer relationships (5 years useful life) and $570,000 was assigned to the trade name (10-year useful life), that were recognized at a provisional fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method.

The provisional fair value of accounts receivable acquired is $294,033.

The provisional fair values of property and equipment and leasehold improvements of $112,787, and other assets of $33,402, are based on Shore Fire’s carrying values prior to the acquisition, which approximate their provisional fair values.

The provisional amount of $1,951,011 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Shore Fire.

The Company expensed $106,015 of acquisition related costs in the year ended December 31, 2019. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

The revenue and net income of Shore Fire included in the consolidated amounts reported in the consolidated statements of operations for the year ended December 31, 2019 are as follows:

Revenue	$366,761
Net income	$14,204

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The total consideration payable to the Viewpoint Shareholders in respect of the Viewpoint Purchase comprises the following: (i) $500,000 in shares of Common Stock, based on a price per share of Common Stock of $2.29, (ii) $1.5 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses). On the Viewpoint Closing Date, the Company issued to the Viewpoint Shareholders $500,000 in shares of Common Stock (218,088 shares) and paid the Viewpoint Shareholders an aggregate of $750,000 in cash (the “Initial Consideration”), adjusted for working capital, indebtedness and certain transaction expenses. Pursuant to the Viewpoint Purchase Agreement, the Company paid to the Viewpoint Shareholders a second installment of $230,076 in cash ($250,000 less a working capital adjustment) on April 30, 2019, paid $65,938 to certain Viewpoint Shareholders on October 31, 2019 and agreed to issue 248,733 shares of Common Stock to another Viewpoint Shareholder as payment for the third installment on October 31, 2019 and will pay the final installment of $250,000 on April 30, 2020 for a total of $750,000, less any adjustments for working capital (the “Post Closing Consideration” and, together with the Initial Consideration, the “Viewpoint Purchase Consideration”). The Viewpoint Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale have entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement is through December 31, 2020 and the contract defines base compensation and a bonus structure based on Viewpoint achieving certain financial targets.  Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. Neither agreement provides for guaranteed increases to the base salary.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company. On November 1, 2019, the Company and Mr. DiPersio mutually agreed to terminate his employment agreement.  The Company agreed to pay for Mr. DiPersio’s health and dental insurance through December 17, 2023.

The acquisition-date fair value of the consideration transferred totaled $1,960,165, which consisted of the following:

Common Stock issued at closing (218,088 shares)	$427,452
Cash Consideration paid at closing	750,000
Working capital adjustment	32,713
Cash Installment to be paid on April 30, 2019	250,000
Cash Installment to be paid on October 31, 2019	250,000
Cash Installment to be paid on April 30, 2020 (included in other current liabilities)	250,000
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
DECEMBER 31, 2019 AND 2018

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

Of the fair value of the $450,000 of acquired identifiable intangible assets, $220,000 was assigned to customer relationships (5 years useful life) and $100,000 was assigned to the trade name (5 years useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method. In addition, the Company recognized a favorable lease intangible asset from the Company’s Massachusetts office lease in the amount of $130,000.  The favorable lease intangible asset will be amortized using the straight-line method over the remaining lease term of 26 months. On January 1, 2019, the Company adopted ASU 2016-02 and reclassified the favorable lease asset recognized at the date of acquisition to right-of-use asset. The unamortized balance of the favorable lease asset on January 1, 2019 was $120,000.

The fair value of accounts receivable acquired is $503,906, with the gross contractual amount being $509,406. The Company expects $5,500 to be uncollectible.

The fair values of property and equipment and leasehold improvements of $183,877, and other assets of $102,411, are based on Viewpoint’s carrying values prior to the acquisition, which approximate their fair values.

The amount of $1,096,902 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Viewpoint.

The Company recognized $152,308 of acquisition related costs in the year ended December 31, 2018. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The following table summarizes the original and revised fair values of the assets acquired and liabilities assumed at the acquisition date of October 31, 2018 and the related measurement period adjustments to the fair values:

	October 31, 2018 (As initially reported)	Measurement Period Adjustments	December 31, 2019 (As adjusted)
Cash	$206,950	$—	$206,950
Accounts receivable	503,906	—	503,906
Other current assets	102,411	—	102,411
Property, equipment and leasehold improvements	183,877	—	183,877
Prepaid expenses	32,067	—	32,067
Intangible assets	450,000	—	450,000
Total identifiable assets acquired	1,479,211	—	1,479,211

Accrued expenses	(165,284)	—	(165,284)
Accounts payable	(77,394)	—	(77,394)
Contract liability	(190,854)	—	(190,854)
Deferred tax liability	(206,636)	24,220	(182,416)
Total liabilities assumed	(640,168)	24,220	(615,948)
Net identifiable assets acquired	839,043	24,220	863,263
Goodwill	1,141,046	(44,144)	1,096,902
Net assets acquired	$1,980,089	$(19,924)	$1,960,165

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Viewpoint Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of October 31, 2018, the Company recorded the identifiable net assets acquired of $839,043 as shown in the table above in its consolidated balance sheet. During the year ended December 31, 2019, the Company’s measurement period adjustments of $24,220 were made and, accordingly, the Company recognized these adjustments in December 31, 2019 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $863,263 as shown in the table above. The Company also made a working capital adjustment of $19,924 that was deducted from the second installment paid to the Viewpoint Shareholders on April 30, 2019.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at October 31, 2018	$1,141,046
Changes to estimated fair values
Deferred tax liability	(24,220)
Working capital adjustment	(19,924)
Adjusted goodwill reported at December 31, 2019	$1,096,902

The estimated fair value of the deferred tax liability decreased by $24,220 primarily due to the estimated expected future tax rate applied.

The Door Marketing Group LLC

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The total consideration payable to the Door Members in respect of the merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $3.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Door Closing Date, the Company issued to the Door Members 307,692 shares of Common Stock and paid the Door Members an aggregate of $1.0 million in cash (the “Initial Consideration”). In October of 2018, the Company agreed to advance $274,500 of the second installment due January 3, 2019 to the Door Members so they could meet their tax obligations. Pursuant to the Merger Agreement, on January 3, 2019, the Company paid an aggregate of $725,500 and issued 307,692 shares of Common Stock to the Door Members (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Company calculated the working capital adjustment to be $133,169.  On March 12, 2019, the Door Members were paid $46,000 of the working capital adjustment and will receive 26,822 shares of Common Stock in full satisfaction of the working capital adjustment. The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as Stock Consideration has not been registered for resale under the Securities Act.

Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any Share Consideration in the first year following the Door Closing Date, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

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
$5,999,323

The Company engaged an independent third-party valuation expert to determine the fair values of the various forms of consideration transferred.  The fair values of the 307,692 shares of Common Stock issued on the Door Closing Date and the 307,692 shares of Common Stock issued on January 2, 2019 were determined based on the closing market price of the Company’s Common Stock on the Door Closing Date of $3.65 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The Contingent Consideration arrangement requires that the Company issue up to 1,538,462 shares of Common Stock and up to $2 million in cash to the Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The fair value of the Contingent Consideration at the Door Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Door Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 2.11% and 2.67% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 20.0% and 20.5%, and an annual asset volatility estimate of 62.5%. Changes in the fair value on the Contingent Consideration are recorded at each balance sheet date with changes reflected as gains or losses on the consolidated statement of operations.  See Note 11 Fair Value Measurements for further discussion on the fair value as of December 31, 2019.

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

The amount of $3,859,695 of goodwill was assigned to the Entertainment Publicity and Marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of The Door.

The Company recognized $276,735 of acquisition related costs that were expensed in the year ended December 31, 2018. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The following table summarizes the original and revised estimated fair values of the assets acquired and liabilities assumed at the Door Closing Date and the related measurement period adjustments to the fair values:

	July 5, 2018 (As initially reported)	Measurement Period Adjustments	December 31, 2019 (As adjusted)
Cash	$89,287	$—	$89,287
Accounts receivable	469,344	—	469,344
Property, equipment and leasehold improvements	105,488	—	105,488
Prepaid expenses	31,858	—	31,858
Other assets	30,667	—	30,667
Intangible assets	2,110,000	—	2,110,000
Total identifiable assets acquired	2,836,644	—	2,836,644

Accrued expenses	(203,110)	—	(203,110)
Accounts payable	(1,064)	—	(1,064)
Unearned income	(15,500)	—	(15,500)
Other liabilities	(1,913)	—	(1,913)
Deferred tax liability	(584,378)	(9,571)	(593,949)
Total liabilities assumed	(805,965)	(9,571)	(815,536)
Net identifiable assets acquired	2,030,679	(9,571)	2,021,108
Goodwill	3,835,475	142,740	3,978,215
Net assets acquired	$5,866,154	$133,169	$5,999,323

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the Door Closing Date to estimate the fair value of assets acquired and liabilities assumed. As of the Door Closing Date, the Company recorded the identifiable net assets acquired of $2,030,679 as shown in the table above in its consolidated balance sheet. The Company has reflected adjustments of $142,740 made during the Company’s measurement period on its December 31, 2019 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $2,021,108 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at July 5, 2018	$3,835,475
Changes to estimated fair values
Working capital adjustment	133,169
Deferred tax liability	9,571
Adjusted goodwill at December 31, 2019	$3,978,215

The estimated fair value of the deferred tax liability increased by $9,571 primarily due to the estimated expected future tax rate applied.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the pro forma consolidated operations as if Shore Fire had been acquired on January 1, 2019, and as if Viewpoint, The Door, and Shore Fire had been acquired on January 1, 2018 and their results had been included in the consolidated results of the Company:

	2019	2018
Revenues	$29,352,040	$34,428,564
Net loss	(1,051,335)	(3,404,628)

The pro forma amounts for 2018 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2018 (b) interest expense from the Pinnacle Note (as defined below) used to partially pay the consideration for The Door, calculated as if the Pinnacle Note was outstanding as of January 1, 2018, and (c) to exclude $438,552 of acquisition costs that were expensed by the Company. See Note 8 (Notes Payable) for more information regarding the Pinnacle Note.

The pro forma amounts for 2019 have been calculated after applying the Company’s accounting policies to the financial statements of Shore Fire Media and adjusting the results of the acquisition of Shore Fire to (a) reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2019 and (b) exclude $106,015 of acquisition related costs that were expensed by the Company for the year ended December 31, 2019.

The impact of the acquisition of Viewpoint, The Door, and Shore Fire Media on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons.  As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2018, or January 1, 2019, as provided in this pro forma financial information.  In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

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

The consideration paid by the Company to the 42West Members in connection with the 42West acquisition was approximately $18.7 million in shares of Common Stock, based on a 30-day trading-day average stock price prior to the 42West Closing Date of $9.22 per share, (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to $9.3 million shares of Common Stock at a price of $9.22 per share, upon achievement of certain financial targets that were achieved during 2017 (the “Earn-Out Consideration”). As a result, the Company has issued 1,906,011 shares of Common Stock and will issue an additional 971,735 shares of Common Stock at a price of $9.22 related to the Earn Out Consideration, after indemnifications.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Also, in connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West Members. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West Members the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”).  This amount includes the put rights allowable after earning the Earn Out Consideration achieved during the year ended December 31, 2017. During the year ended December 31, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 355,802 shares of Common Stock for an aggregate amount of cash paid of $2,165,500, of which $275,000 was paid in January 2020, $702,500 as a convertible note payable (discussed below) and $412,500 paid in shares of Common Stock (discussed below).  During the year ended December 31, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 339,206 shares of Common Stock for an aggregate amount of $3,127,500, including $375,000 paid in January of 2019.

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

As of year ended December 31, 2019, the Company had purchased an aggregate of 884,807 shares of Common Stock from the 42West Members for an aggregate purchase price of $8,158,000, of which $275,000 was paid in January 2020, $412,500 was exchanged for 385,514 shares of Common Stock and $702,500 was exchanged for a convertible note payable as described above.

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

Revenues earned from motion pictures was $86,606 and $634,612 for the years ended December 31, 2019 and 2018, respectively. These revenues were mainly attributable to Max Steel, the motion picture released on October 14, 2016 and Believe, a motion picture released on December 25, 2013. On August 23, 2019, the Company agreed to exchange up to $900,000 of future revenues of Max Steel for satisfaction of a debt related to the prints and advertising costs of Max Steel (see Note 8 Debt for further discussion).  Since the Company does not anticipate generating future revenues from Max Steel, the capitalized production costs in the amount of $629,585 were impaired and recorded as direct costs in the consolidated statement of operations for the year ended December 31, 2019. The Company amortized capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method in the amounts of $0 and $203,560 for the years ended December 31, 2019 and 2018, respectively, related to Max Steel. As of December 31, 2019 and 2018, the Company had balances of $0 and $629,585, respectively, recorded as capitalized production costs related to Max Steel.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The Company has purchased scripts for other motion picture productions and has capitalized $203,036 and $95,500 in capitalized production costs associated with these scripts as of December 31, 2019 and 2018, respectively. The Company currently intends to produce the projects, but they were not yet in production as of December 31, 2019. During years ended December 31, 2019 and 2018, the Company impaired the cost of scripts that it had previously purchased in the amount of $41,000 and $200,000, respectively.

As of December 31, 2019 and 2018, the Company had total capitalized production costs of $203,036 and $724,585, respectively, net of accumulated amortization, tax incentives and impairment charges, recorded on its consolidated balance sheets related to motion pictures.

Accounts Receivables

The Company entered into various agreements with foreign distributors for the licensing rights of our motion picture, Max Steel, in certain international territories. As of December 31, 2019, the Company has delivered the motion picture to the distributors and satisfied the other requirements of these agreements. For the year ended December 31, 2019, the Company received $116,067 from a foreign distributor that had been deemed uncollectible for the year ended December 31, 2018 and recorded it against bad debt expense in its consolidated statement of operations under selling, general and administrative expenses.  The Company did not have a balance in accounts receivable related to Max Steel as of both December 31, 2019, and December 31, 2018.

The Company’s trade accounts receivables related to its entertainment publicity and marketing business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of December 31, 2019 and 2018, the Company had accounts receivable balances of $3,581,155 and $3,173,107, respectively, net of allowance for doubtful accounts of $307,887 and $283,022, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had balances of $372,872 and $620,970 in other current assets on its consolidated balance sheets as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the balance included the same indemnification asset related to the 42West acquisition, prepaid expenses, employee receivables, a tax incentive from Massachusetts, and a state tax receivable of $19,610.

As of December 31, 2018, these amounts were composed of an indemnification asset related to the 42West acquisition, prepaid expenses, capitalized costs for video production, a tax incentive from Massachusetts, and a tax receivable of $62,776.

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

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of December 31, 2019, the Company had a balance of $5,228 from these tax incentives.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$792,611	$713,075
Computers and equipment	1,728,916	1,636,391
Leasehold improvements	770,628	732,870
	3,292,155	3,082,336
Less: accumulated depreciation and amortization	(2,255,306)	(1,899,816)
	$1,036,849	$1,182,520

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and amortizes leasehold improvements over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $361,951 and $307,274, respectively for the years ended December 31, 2019 and 2018.

NOTE 7 — INVESTMENT

As of December 31, 2019, investments, at cost, consisted of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its consolidated balance sheet as of December 31, 2019, and 2018 related to this investment.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

On August 23, 2019, the Company entered into a Revenue Participation Agreement (the “Participation Agreement”) with the creditor of the P&A Loan and agreed to exchange up to $900,000 of future domestic revenues of Max Steel for the full repayment and discharge of the balance of the P&A Loan that on the date of the Participation Agreement was $712,953, including accrued interest. Per the terms of the Participation Agreement, the Company does not make any representation or warranty that Max Steel will generate additional revenues. The Company recorded a gain on extinguishment of debt in the amount of $712,953 in its consolidated statements of operations for the year ending December 31, 2019, related to the discharge of the P&A Loan. As of December 31, 2019 and December 31, 2018, the Company had outstanding balances of $0 and $682,842, respectively, related to the P&A Loan recorded on its consolidated balance sheets in the caption debt. On its consolidated statement of operations for the years ended December 31, 2019 and 2018, the Company recorded interest expense of $60,660 and $120,608, respectively, related to the P&A Loan. For the year ended December 31, 2018, the Company also recorded $500,000 in direct costs from loan proceeds that were not used by the distributor for the marketing of the film and returned to the lender.

Production Service Agreement

During 2014, Dolphin Films entered into a financing agreement to produce Max Steel (the “Production Service Agreement”). The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a $892,619 producer fee. The Production Service Agreement contained repayment milestones to be made during 2015, which, if not met, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until maturity on January 31, 2016 or the release of the movie. Due to a delay in the release of Max Steel, the Company did not make the repayments as prescribed in the Production Service Agreement. As a result, the Company recorded accrued interest of $1,698,280 and $1,624,754, respectively, as of December 31, 2019 and 2018 in Debt on the Company’s consolidated balance sheets. The loan was partially secured by international distribution agreements entered into by the Company prior to the commencement of principal photography and the receipt of tax incentives. As a condition to the Production Service Agreement, the Company acquired a completion guarantee from a bond company for the production of the motion picture. The funds for the loan were held by the bond company and disbursed as needed to complete the production in accordance with the approved production budget. The Company recorded debt as funds were transferred from the bond company for the production.

As of December 31, 2019, and 2018 the Company had outstanding balances of $3,311,198, including accrued interest in the amount of $1,698,280 and $3,353,741, including $1,624,754 of accrued interest, respectively, related to this debt on its consolidated balance sheets.

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matured on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements.  As of December 31, 2019 and 2018, the outstanding balance on the line of credit was $1,700,390.

The Loan Agreement contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum debt service coverage of 1.40x based on fiscal year-end audit to be calculated as provided in the Loan Agreement. Further, the Loan Agreement contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements.  For the year ended December 31, 2019, the Company did not meet its debt service covenant.  The Company and Bank United agreed to convert the line of credit into a term loan upon its maturity on March 15, 2020.  See Subsequent Events (Note 22) for further discussion on the terms of the loan.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 9 — NOTES PAYABLE

Convertible Notes

2019 Lincoln Park Note

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”), pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note in an initial principal amount of $1,100,000 (the “Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock (the “Lincoln Park Warrants”) at an exercise price of $2.00 per share and 137,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates. As such, on each of July 23, 2019, September 20, 2019, and November 20, 2019, the Company issued Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock. The Company recorded debt discount in the amount of $126,257 related to these warrants and amortized $22,872 as interest expense during the year ended December 31, 2019.  The Lincoln Park Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at an initial conversion price equal to the lower of (a) $5.00 per share and (b) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share.  The Lincoln Park Note contains a clause that allows Lincoln Park to adjust the conversion price if the Company sells shares of Common Stock at a lower price than their conversion price during the 180-days following the date of the Lincoln Park Note.  If an event of default under the Lincoln Park Note occurs prior to maturity, the Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The Lincoln Park Note matures on May 21, 2021 and can be paid at prior to the maturity date without any penalty.

On May 21, 2019, the date of the issuance of the Lincoln Park Note, the Company’s Common Stock had a market value of $1.37 per share. The Company determined that the Lincoln Park Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Lincoln Park Note of $1.18 per share, (after allocating a portion of the convertible debt to the warrants based on the fair value of the warrants) and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Lincoln Park Note. The Company recorded a beneficial conversion feature on the Note of $166,887 that is amortized and recorded as interest expense over the life of the Lincoln Park Note.  The original issue discount of $100,000 is amortized and recorded as interest expense over the life of the Lincoln Park Note. The Company recorded $77,842 of interest expense from the amortization of the original issue discount and beneficial conversion feature in year ending December 31, 2019, and had a balance of $910,955, net of $70,833 of original debt discount and $118,211 of beneficial conversion feature, related to the Lincoln Park Note in noncurrent liabilities on its consolidated balance sheet.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, September 25, 2019, and October 11, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, $250,000, and $500,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, September 25, 2021, and October 11, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. As of December 31, 2019, the Company had a balance of $1,100,000 in noncurrent liabilities related to these convertible promissory notes.

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

The Company must pay interest on the principal amount of the convertible promissory note at the rate of 8% per annum in cash on a quarterly basis. The Note matures on January 5, 2020. The Company may prepay the convertible promissory note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepays the convertible promissory note, it must (i) pay Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issue to Pinnacle warrants to purchase 100,000 shares of Common Stock with an exercise price equal to $3.25 per share. The convertible promissory note also contains certain customary events of default. The holder may convert the outstanding principal amount of the convertible promissory note into shares of Common Stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. The conversion price was adjusted to $0.78, the purchase price used in the 2019 Public Offering. At the Company’s election, upon a conversion of the convertible promissory note, the Company may issue Common Stock in respect of accrued and unpaid interest with respect to the principal amount of the convertible promissory note converted by Pinnacle.

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

On December 4, 2019, Pinnacle converted $297,936 of the principal on the note to 380,603 shares of the Company at a price of $0.78 per share.

For years ended December 31, 2019 and 2018, the Company recorded interest expense in its consolidated statement of operations in the amount of $118,279 and $58,333 in respect of the Note. For years ended December 31, 2019 and 2018, the Company paid and recorded in its consolidated statement of operations interest in the amount of $90,000 and $58,333 in respect of the Note.  For years ended December 31, 2019 and 2018, the Company recorded interest expense of $123,076 and $61,538 from the amortization of the beneficial conversion of the Note.  As of December 31, 2019 and 2018, the Company had a balance of $1,202,064 and $1,376,924, net of $0 and $123,076 of debt discount, respectively, recorded in current liabilities on its consolidated balance sheet, related to this Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes matures one year from the date of issuance, with the exception of one note in the amount of $75,000, which matures two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the respective maturity dates of the promissory notes were extended for a period of one year from the original maturity dates and in 2019 were extended for another one year period. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

On June 25, 2018, one of the holders of a convertible promissory note notified us that they would convert $250,000 of principal and $23,425 of accrued interest into 85,299 shares of common stock at a price of $3.21 per share using the 90-day trading average price per share of common stock as of June 22, 2018. On June 25, 2018, the closing market price of the Company’s common stock was $3.83 per share and the Company recorded a loss on extinguishment of debt in the amount of $53,271 on its consolidated statements of operation for the year ended December 31, 2018.

On March 21, 2019, the holder of a $75,000 convertible promissory note elected to convert the note into 53,191 shares of Common Stock on the 90-day trailing trading average price of $1.41 per share. On March 21, 2019, the closing market price of the Company’s common stock was $1.81. As a result, the Company recorded a loss on extinguishment of debt on its consolidated statement of operations for year ended December 31, 2019 of $21,276 for the difference between the closing market price and the conversion price of the Common Stock.

For the year ended December 31, 2019, the Company paid interest on these notes in the aggregate amount of $87,979, and recorded interest expense in the amount of $96,783 relating to these notes. As of December 31, 2019, and 2018, the Company recorded accrued interest of $40,803 and $4,861, respectively, relating to the convertible notes payable. As of December 31, 2019, the Company had balances of $1,252,000 in current liabilities and $1,100,000 in noncurrent liabilities on its consolidated balance sheets relating to the 2017 Convertible Debt.  As of December 31, 2018, the Company had balances of $625,000 in current liabilities and $1,376,924 in noncurrent liabilities on its consolidated balance sheets relating to the 2018 and 2017 Convertible Debt.

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

On June 14, 2017, the Company entered into an unsecured promissory note in the amount of $400,000, with an initial maturity date of June 14, 2019 that was subsequently extended to June 13, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On November 5, 2019, the Company entered into an unsecured promissory note in the amount of $350,000, maturing on November 4, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

During the year ended December 31, 2019, the Company made interest payments on its nonconvertible promissory notes in the aggregate amount of $108,059. The Company had a balance of $8,788 and $6,315 as of December 31, 2019 and 2018, respectively, of accrued interest recorded in other current liabilities in its consolidated balance sheets, related to these promissory notes. The Company recorded interest expense for the years ended December 31, 2019 and 2018 of $110,532 and $90,310, respectively, related to these promissory notes. As of December 31, 2019, the Company had a balance of $288,237 in current liabilities and $1,074,122 in noncurrent liabilities on its consolidated balance sheets relating to these nonconvertible notes payable. As of December 31, 2018, the Company had balances of $479,874 in current liabilities and $612,359 in noncurrent liabilities on its consolidated balance sheets relating to these nonconvertible promissory notes.

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

During the years ended December 31, 2019, and 2018, the Company repaid $0 and $601,001, respectively, of the principal balance and recorded interest expense of $110,787, and $129,384, respectively, relating to the DE LLC Note. As of December 31, 2019, and 2018 the Company had a principal balance of $1,107,873 and $1,107,873, respectively and accrued interest of $415,592 and $304,888, respectively relating to the DE LLC Note on its consolidated balance sheet.

NOTE 11 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West Acquisition (see Note 4) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers. The Put Rights include the shares issuable as Earn Out Consideration all of which was earned during the year ended December 31, 2017.  During the year ended December 31, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 355,802 shares of Common Stock.  Of those 44,740 were exchanged for 385,514 shares of Common Stock, 76,194 were exchanged for convertible promissory note and the $2,165,500 were paid in cash, including $275,000 paid in January of 2020. For the year ended December 31, 2018, the sellers exercised their Put Rights, in accordance with the Put Agreements, for an aggregate amount of 339,206 shares of Common Stock for $3,127,500, including $375,000 paid in January of 2019.

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

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at December 31, 2019 and 2018 is $3,003,547 and $5,984,067, respectively, including $275,000 and $375,000, respectively, that was exercised but not paid until January 2020 and 2019, respectively.  Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the year ended December 31, 2019 and 2018, the Company recorded a gain of $2,880,520 and $616,943 on the change in fair value of the put rights in the consolidated statement of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the December 31, 2019 and 2018.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of December 31, 2019	As of December 31, 2018
Equity volatility estimate	64.0 – 70.0%	35 – 59.4%
Discount rate based on US Treasury obligations	1.54% - 1.59%	2.45% - 2.63%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 1, 2018 to December 31, 2019:

Ending fair value balance reported in the consolidated balance sheet at January 1, 2018	$6,226,010
Change in fair value (gain) reported in the statements of operations	(616,943)
Put rights exercised December 2018 paid in January 2019	375,000
Ending fair value at December 31, 2018	$5,984,067
Put rights exercised in December 2018 paid in January 2019	(375,000)
Change in fair value (gain) reported in the statements of operations	(2,880,520)
Put rights exercised December 2019 and not yet paid	275,000
Ending fair value of put rights reported in the consolidated balance sheet at December 31, 2019	$3,003,547

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

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the consolidated balance sheet at December 31, 2019 and 2018 is $330,000 and $550,000.  In year ended December 31, 2019, the Members of the Door earned $26,443 of the contingent consideration. Due to the change in the fair value of the Contingent Consideration during year ended December 31, 2019, the Company recorded a gain on the Contingent Consideration of $193,557 in the consolidated statement of operations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of December 31, 2019	As of December 31, 2018
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	1.58% -1.59%	2.47% - 2.59%
Annual Asset Volatility Estimate	40.0%	65%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2018 to December 31, 2019:

Beginning fair value balance on the date of The Door merger (July 5, 2018)	1,620,000
Change in fair value (gain) reported in the statements of operations	(1,070,000)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2018	$550,000
Change in fair value (gain) reported in the statements of operations	(193,557)
Reclassified to additional paid in capital	26,443
Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$330,000

During the years ended December 31, 2019 and 2018, the Company recorded a gain in the change in fair value of contingent consideration in the amount of $193,557 and $1,070,000, respectively, on its consolidated statements of operations.

NOTE 12 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. As of December 31, 2019 and 2018, the Company had balances of $309,880 and $522,620, respectively, in contract liabilities.

NOTE 13 — VARIABLE INTEREST ENTITIES

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
DECEMBER 31, 2019 AND 2018

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

The Company evaluated certain entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of Max Steel Productions, LLC and JB Believe, LLC are consolidated in the balance sheets as of December 31, 2019 and 2018, and in the statements of operations and statements of cash flows presented herein for the years ended December 31, 2019 and 2018. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC As of and for the years ended December 31,		JB Believe LLC As of and for the years ended December 31,
	2019	2018	2019	2018
Assets	$7,379,851	$7,978,887	$190,347	$205,725
Liabilities	$(11,816,966)	$(11,887,911)	$(6,749,914)	$(6,741,834)
Revenues	$78,990	$427,153	$7,616	$207,459
Expenses	$(607,081)	$(1,041,013)	$(31,075)	$(290)

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

As of December 31, 2019 and 2018, the Company had a balance in capitalized production costs of $0 and $629,585, respectively.  For the year ended December 31, 2018, the Company wrote off accounts receivable of $618,165 and allowance for doubtful accounts of $227,280, related to the international licensing rights of Max Steel and as a result did not have a balance in accounts receivable as of December 31, 2018. For the year ended December 31, 2019, the Company collected $116,067 of receivables that had previously been written off and recorded the receipt against bad debt expense. All proceeds from the sale of international licensing rights to the motion picture Max Steel and certain tax credits are used to repay the amounts due under the Production Service Agreement. As such, the Company will not receive any cash proceeds from the sale of the international licensing rights until the proceeds received from the Production Service Agreement are repaid. During the years ended December 31, 2019 and 2018, the proceeds from the international sales agreements and certain tax credits that were used to repay amounts due under the Production Service Agreement amounted to $116,067 and $357,264, respectively.  If the amounts due under the Production Service Agreement are not repaid from the proceeds of the international sales, the Company may lose the international distribution rights, in which case it would no longer report the revenues from these territories and would impair the capitalized production costs and accounts receivable. The Company believes that the only recourse to the lender under the Production Service Agreement is to foreclose on the collateral securing the loans, which consists of the foreign distribution rights for Max Steel. However, if the lender were to successfully assert that the Company is liable to the lender for the payment of this debt despite the lack of contractual obligation, we do not have sufficient funds to repay this loan, which would have a material adverse effect on our liquidity and financial condition.

As of December 31, 2019 and 2018, there were outstanding balances of $3,311,198, including accrued interest of $1,698,280 and $3,353,741, including accrued interest of $1,624,754, respectively, related to this debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the years ended December 31, 2019 and 2018, the Company recorded revenues of $7,616 and $207,459, respectively, related to domestic distribution of Believe.  The capitalized production costs related to Believe were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,491,834.

NOTE 14 — STOCKHOLDERS’ EQUITY

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
DECEMBER 31, 2019 AND 2018

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

On July 24, 2018, the Company sold 2,000,000 shares of Common Stock in the 2018 Offering. The shares of Common Stock were sold at an offering price of $3.00 per share.  The Company received net proceeds (net after transaction costs and underwriter discount) of approximately $5.3 million.

On August 1, 2018, the Company issued to employees of 42West with change of control provisions in their employment agreements, an aggregate of 68,966 shares of Common Stock, the net amount, after the allowable puts to pay the federal, state and city employment taxes for their respective share of the second installment to the 42West Acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

On September 19, 2018, the Company sold 250,000 shares of Common Stock through a direct registration offering and received $0.7 million, net of expenses.

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
DECEMBER 31, 2019 AND 2018

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

On September 24, 2019, one of the sellers of 42West exercised Put Rights for 8,134 shares of Common Stock and was paid $75,000 on October 10, 2019.

On October 21, 2019, the Company sold 2,700,000 shares of Common Stock in the 2019 Offering. The shares of Common Stock were sold at an offering price of $0.78 per share.  The Company received net proceeds (net after transaction costs and underwriter discount) of approximately $1.8 million.

On November 15, 2019, one of the sellers of 42West exercised Put Rights for 10,846 shares of Common Stock and was paid $100,000 on November 15, 2019.

On December 3, 2019, the Company issued 314,812 shares of Common Stock to the seller of Shore Fire. See Note 4 for further discussion on the acquisition.

On December 4, 2019, one of the holders of a convertible promissory note notified the Company that it would convert $297,936 of principal into 380,603 shares of Common Stock, pursuant to the terms of the convertible promissory note.

On December 12, 2019, two of the sellers of 42West exercised Put Rights for 21,692 shares of Common Stock and were each paid an $100,000 on January 13, 2020 and February 4, 2020.

On December 19, 2019, one of the sellers of 42West exercised Put Rights for 21,692 shares of Common Stock and was paid $200,000 on December 20, 2019.

On December 27, 2019, one of the sellers of 42West exercised Put Rights for 8,146 shares of Common Stock and was paid $75,000 on January 13, 2020.

As of December 31, 2019 and 2018, the Company had 17,892,900 and 14,123,157 shares of Common Stock issued and outstanding, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 15 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended
	12/31/2019	12/31/2018
Numerator
Net loss attributable to Dolphin Entertainment stockholders	$(1,193,377)	$(2,913,321)
Deemed dividend	(301,692)	(158,004)
Net loss attributable to Dolphin Entertainment common share stockholders and numerator for basic earnings per share	$(1,495,069)	$(3,071,325)
Change in fair value of put rights	(2,880,520)	(616,943)
Numerator for diluted loss per share	$(4,375,589)	$(3,688,268)

Denominator
Denominator for basic EPS - weighted-average shares	16,522,924	13,773,395
Effect of dilutive securities:
Put rights	4,902,582	2,386,091
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of warrants	21,425,506	16,159,486

Basic loss per share	$(0.07)	$(0.22)
Diluted loss per share	$(0.20)	$(0.23)

Basic loss per share is computed by dividing income attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive equity instruments, such as put rights and convertible notes payable were exercised and outstanding Common Stock adjusted accordingly.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted loss per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted loss per share for the years ended December 31, 2019 and 2018,  assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the years ended December 31, 2019 and 2018 is subtracted from net loss.

For the year ended December 31, 2019, the Company excluded certain common stock equivalents such as warrants and shares to be issued for convertible debt in the aggregate of 4,212,962 shares as inclusion would be anti-dilutive.

For the year ended December 31, 2018, the Company included the Common Stock that is issuable in January 2019 in connection with The Door merger as if the shares had been issued on July 5, 2018, in both basic and diluted loss per share since the only contingency to receiving the shares is the passage of time.  The Company excluded certain common stock equivalents such as warrants and shares to be issued for convertible debt in the aggregate of 888,251 shares as inclusion would be anti-dilutive.

During the year ended December 31, 2018, the Company adopted ASU 2017-11 that states that when determining whether certain financial instruments should be classified as equity or liabilities, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. During the years ended December 31, 2019 and 2018, the Company issued shares of Common Stock at prices below the exercise or conversion price of certain warrants and convertible notes payable that resulted in a repricing of the exercise price or conversion price. As a result, the Company recorded a deemed dividend of $301,692 and $158,004, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 16 — WARRANTS

A summary of warrants outstanding at December 31, 2017 and issued exercised and expired during the years ended December 31, 2019 and 2018 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2017	2,912,165	$4.80
Issued	177,203	4.74
Exercised	—	—
Expired	(362,115)	9.87
Balance at December 31, 2018	2,727,253	$3.62
Issued	550,000	2.00
Exercised	—	—
Expired	(1,000,000)	2.29
Balance at December 31, 2019	2,277,253	$3.47

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

On November 4, 2016, the Company issued a Warrant “G”, a Warrant “H” and a Warrant “I” to T Squared (“Warrants “G”, “H” and “I”). A summary of Warrants “G”, “H” and “I” issued to T Squared is as follows:

Warrants:	Number of Shares	Exercise price at December 31, 2019		Exercise price at December 31, 2018	Original Exercise Price	Expiration Date
Warrant “G”	750,000	$	N/A	$2.29	$10.00	January 31, 2019
Warrant “H”	250,000	$	N/A	$2.29	$12.00	January 31, 2019
Warrant “I”	250,000		$0.78	$2.29	$14.00	January 31, 2020
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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

The exercise price of Warrants “G”, “H” and “I” has been reduced by the following transactions: (i) on March 30, 2017, the Company issued shares of Common Stock at a purchase price of $9.22 per share related to the acquisition of 42West (Note 4); (ii) on December 21, 2017, the Company sold shares of Common Stock at a purchase price of $4.12 per share as part of the 2017 Offering; (iii) on July 5, 2018, the Company issued shares as partial consideration for the merger with The Door at a purchase price of $3.25 per share of Common Stock (Note 4); (iv) on July 24, 2018, the Company sold shares of Common Stock at $3.00 per share as part of the 2018 Offering (v) on October 31, 2018, the Company issued shares of Common Stock at a purchase price of $2.29 per share as partial consideration for the acquisition of the Viewpoint shares, (vi) the Company sold shares of Common Stock at $0.78 per share as part of the 2019 Offering, and (vii) on December 3, 2019, the Company issued shares of Common Stock at a purchase price of $0.64 per share as partial consideration for the acquisition of Shore Fire.

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

On each of May 21, July 23, September 20, and November 20, 2019 the Company issued Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock (550,000 total) at a purchase price of $2.00 per share to Lincoln Park related to the Lincoln Park Note.  The Lincoln Park Warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the Lincoln Park Warrants is not effective and available at the time of exercise, the Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Lincoln Park Warrants had a fair value at issuance of approximately $220,000. The Company determined that the Lincoln Park Warrants should be classified as equity and recorded the fair value of the warrants as additional debt discount and additional paid in capital.

NOTE 17 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance.  As of December 31, 2019 and 2018, the Company has balances of $2,625,000 and $2,625,000, respectively, of accrued compensation and $1,493,219 and $1,230,719, respectively, of accrued interest in other current liabilities on its consolidated balance sheets related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $262,500 and $236,598, respectively, for the years ended December 31, 2019 and 2018 on the consolidated statements of operations.

On March 30, 2017, in connection with the 42West Acquisition, the Company and Mr. O’Dowd, as personal guarantor, entered into four separate Put Agreements with each of the Sellers of 42West, pursuant to which the Company has granted each of the Sellers the right to cause the Company to purchase up to an aggregate of 1,187,094 of their shares of Common Stock received as Consideration for a purchase price equal to $9.22 per share during certain specified exercise periods up until December 2020, including the put rights allowable for the Earn Out Consideration achieved during the year ended December 31, 2017. Pursuant to the terms of one such Put Agreement between Mr. Allan Mayer, a member of the board of directors of the Company, and the Company, Mr. Mayer exercised Put Rights and caused the Company to purchase 51,518 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $475,000, during the period between March 30, 2017 (42West Acquisition date) and December 31, 2017, of which $175,000 was paid on January 5, 2018.  During the year ended December 31, 2018, Mr. Mayer exercised Put Rights and caused the Company to purchase 101,680 shares of Common Stock at a purchase price of $9.22 for an aggregate amount of $937,500, of which $150,000 was paid on January 4, 2019.  During the year ended December 31, 2019, Mr. Mayer exercised Put Rights and caused the Company to purchase 65,076 shares of Common Stock at a purchase price of $9.22 per share for an aggregate purchase price of $600,000, of which $100,000 was paid in January of 2020.  In addition, on August 12, 2019, Mr. Mayer entered into an agreement with the Company to exchange 44,740 Put Rights for 385,514 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

On January 3, 2019, in connection with The Door Acquisition, and pursuant to the Merger Agreement, Charles Dougiello, one  of the Door Members and Director of the Company was paid $362,750 and was issued 153,846 shares of Common Stock  as consideration for The Door.

NOTE 18 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, and Shore Fire Media and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

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

In connection with the acquisitions of 42West, The Door, Viewpoint, and Shore Fire, the Company assigned $8,361,539 of intangible assets, net of accumulated amortization of $4,300,494 as of December 31, 2019 and $9,395,215, net of accumulated amortization of $2,714,785 as of December 31, 2018 and goodwill of $17,947,989 as of December 31, 2019 and $15,922,601 (after goodwill impairment of $1,857,000) as of December 31, 2018, to the Entertainment Publicity and Marketing segment.

	Year ended December 31, 2019	Year ended December 31, 2018
Revenue:
Entertainment publicity and marketing segment	$24,915,261	$21,916,727
Content production segment	86,606	634,612
Total	$25,001,867	$22,551,339
Segment operating loss:
Entertainment publicity and marketing segment	$(823,143)	$(1,185,384)
Content production segment	(3,262,012)	(2,963,193)
Total	(4,085,155)	(4,148,577)
Interest expense	(1,206,201)	(1,050,478)
Other income, net	3,679,780	1,195,120
Loss before income taxes	$(1,611,576)	$(4,003,935)

	As of December 31,
	2019	2018
Assets:
Entertainment publicity and marketing segment	$40,083,491	$34,372,195
Content production segment	2,488,235	3,617,399
Total assets	$42,571,726	$37,989,594

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

NOTE 19 — INCOME TAXES

Income Tax Benefit is as follows:

	December 31,
	2019	2018
Current Income Tax (Benefit) Expense
Federal	$—	$20,986
State	3,974	(100,092)
	$3,974	$(79,106)
Deferred Income Tax (Benefit) Expense
Federal	$607,637	$1,405,925
State	1,381,605	760,503
	$1,989,242	$2,166,428
Change in Valuation (Benefit) Allowance
Federal	$(909,390)	$(2,177,189)
State	(1,502,025)	(1,000,747)
	(2,411,415)	(3,177,936)
Income Tax Benefit	$(418,199)	$(1,090,614)

At December 31, 2019 and 2018, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Accrued Expenses	$811,323	$786,750
Interest Expense	479,409	422,407
Lease liability	1,662,623	430,494
Accrued Compensation	728,281	696,235
Intangibles	1,927,358	1,280,126
Other Assets	85,447	78,217
Put Options	(336,584)	434,495
Capitalized Web Costs	—	555,370
Capitalized Production Costs	209,945	192,492
Charitable Contributions	197,284	218,352
Net Operating Losses and Credits	12,072,376	9,402,185
Total Deferred Tax Assets	17,837,462	14,497,123

Deferred Tax Liability:
Fixed Assets	(83,192)	(105,767)
Right of use asset	(1,363,024)	—
Other Liabilities	(142,960)	(132,313)
Total Deferred Tax Liability	$(1,589,176)	$(238,080)

Subtotal	16,248,286	14,259,043

Valuation Allowance	(16,227,300)	(14,259,043)

Net Deferred Taxes	$20,986	$—

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

As of December 31, 2019, the Company has approximately $43,692,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, the Company has approximately $25,270,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $13,054,000 of California net operating loss carryforwards that begin to expire in 2032, and approximately $1,780,000 of New York and New York City net operating loss carryforwards that begin to expire in 2038.  Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $16,227,300 and $14,258,043 as of December 31, 2019 and 2018, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	2019	2018
Federal Statutory Tax Rate	21.0%	21.0%
Permanent Items Affecting Tax Rate	(2.2)%	2.3%
State Income Taxes, Net of Federal Income Tax Benefit	5.0%	6.6%
Change in State Tax Rate	57.9%	—%
Return to Provision Adjustment	(2.5)%	2.5%
Business Combination	21.7%	19.2%
Other	2.5%	(0.4)%
Change in Valuation Allowance	(78.0)%	(24.3)%
Effective Tax Rate	25.4%	26.9%

As of December 31, 2019 and 2018, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2015.

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

NOTE 20 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company in the amount of $36,735 and included in restricted cash as of December 31, 2019. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York.  An entity wholly owned by the former Members of The Door is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $249,305 to the affiliate during the year ended December 31, 2019, related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at December 31, 2019 and, 2018. The lease also provides for increases in rent for real estate taxes and operating expenses, and contains a renewal option for an additional five years, as well as an early termination option effective as of February 1, 2019. Should the early termination option be executed, the Company will be subject to a termination fee in the amount of approximately $637,000. The Company does not expect to execute such option.

On February 19, 2019, the Company entered into an agreement to lease 3,024 square feet of office space in Coral Gables, Florida. The lease is for a period of 62 months from the commencement date, at a monthly lease rate of $9,954 with annual increases of 3%. The rent payments are abated for the first four months of the lease after the commencement date, which was October 1, 2019.

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

Shore Fire Media is obligated under an operating lease agreement for office space in Brooklyn, New York, expiring in February 2026.  The lease is secured by a cash deposit of $34,490.

Shore Fire Media is obligated under an operating lease agreement for office space in Nashville, Tennessee, expiring July 2020.  The lease is secured by a cash deposit of $1,575.

The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	January 1, 2019	December 31, 2019
Assets
Right-of-use asset	$7,547,769	$7,435,903

Liabilities
Current
Lease liability	$1,394,479	$1,610,022

Noncurrent
Lease liability	$6,298,437	$6,386,209

Total lease liability	$7,692,916	$7,996,231

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during year ended December 31, 2019.

Lease costs	Classification	December 31, 2019
Operating lease costs	Selling, general and administrative expenses	$2,082,769
Operating lease costs	Direct costs	243,444
Sublease income	Selling, general and administrative expenses	(101,392)
Net lease costs		$2,224,821

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Lease Payments

Future minimum payments for operating leases in effect at December 31, 2019 were as follows:

2020	$2,252,799
2021	1,914,945
2022	1,293,707
2023	1,305,358
2024	1,357,335
Thereafter	2,173,036
Total	$10,297,180

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right of use asset.

Rent expense for the years ended December 31, 2019 and 2018 was $2,224,821 and $1,566,910, respectively.

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Litigation

On or about January 25, 2010, an action was filed by Tom David against Winterman Group Limited, Dolphin Digital Media (Canada) Ltd., a former wholly owned subsidiary of the Company that has subsequently filed for bankruptcy in Canada and been dissolved (“Dolphin Canada”),  Malcolm Stockdale and Sara Stockdale in the Superior Court of Justice in Ontario (Canada) alleging breach of a commercial lease and breach of a personal guaranty. On or about March 18, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Statement of Defense and Crossclaim. In the Statement of Defense, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale denied any liability under the lease and guaranty. In the Crossclaim filed against Dolphin Canada, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale seek contribution or indemnity against Dolphin Canada alleging that Dolphin Canada agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. On or about March 19, 2010, Winterman Group Limited, Malcolm Stockdale and Sara Stockdale filed a Third-Party Claim against the Company seeking contribution or indemnity against the Company, formerly known as Logica Holdings, Inc., alleging that the Company agreed to relieve Winterman Group Limited, Malcolm Stockdale and Sara Stockdale from any and all liability with respect to the lease or the guaranty. The Third-Party Claim was served on the Company on April 6, 2010. On or about April 1, 2010, Dolphin Canada filed a Statement of Defense and Crossclaim. In the Statement of Defense, Dolphin Canada denied any liability under the lease and in the Crossclaim against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale, Dolphin Canada seeks contribution or indemnity against Winterman Group Limited, Malcolm Stockdale and Sara Stockdale alleging that the leased premises were used by Winterman Group Limited, Malcolm Stockdale and Sara Stockdale for their own use. On or about April 1, 2010, Dolphin Canada also filed a Statement of Defense to the Crossclaim denying any liability to indemnify Winterman Group Limited, Malcolm Stockdale and Sara Stockdale. The ultimate results of these proceedings against the Company cannot be predicted with certainty. On March 23, 2012, Dolphin Canada filed for bankruptcy in Canada. On or about March 12, 2012, the Court served a Status Notice on all the parties indicating that since more than (2) years had passed since a defense in the action had been filed, the case had not been set for trial and the case had not been terminated, the case would be dismissed for delay unless action was taken within ninety (90) days of the date of service of the notice. The Company has learned that no further action was taken in this case by any of the parties and that the case was dismissed.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the 2017 Plan. The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Code. Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 Shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 Shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. On August 21, 2017, the Company issued 59,320 Shares as Awards to certain employees that vested on February 21, 2018. The Company recorded compensation expense of $0 and $20,422 for the years ended December 31, 2019 and 2018. on its consolidated statement of operations.

Employee Benefit Plan

The Company and its wholly owned subsidiaries have 401(K) profit sharing plan that covers substantially all of its employees. The Company’s 401(K) plan matches up to 4% of the employee’s contribution.  The plans match dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions up to 5%.   There are certain limitations for highly compensated employees.   The Company’s contributions to these plans for the years ended December 31, 2019 and 2018, were approximately $292,759 and $370,343, respectively.

Employment Contracts

As a condition to the Shore Fire Purchase, the Marilyn Laverty, the Shore Fire seller, entered into an employment agreement with the Company to continue as employees after the closing of the Shore Fire Purchase. Ms. Laverty’s employment agreement is through December 31, 2022 and may be renewed by Ms. Laverty for two successive one-year terms.   The employment agreement defines base compensation and a salary increase and bonus structure based on Shore Fire achieving certain financial targets.  Ms. Laverty will serve as Shore Fire’s President.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale have entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement is through December 31, 2020 and the contract defines base compensation and a bonus structure based on Viewpoint achieving certain financial targets.  Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. Neither agreement provides for guaranteed increases to the base salary.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company. On November 1, 2019, the Company and Mr. DiPersio mutually agreed to terminate Mr. DiPersio’s employment agreement.  The Company agreed to pay Mr. DiPersio’s health and dental insurance benefits through December 17, 2023.

Each of the Members has entered into a four-year employment agreement with The Door, pursuant to which each Member has agreed not to transfer any shares of Common Stock received as consideration for the Merger (the “Share Consideration”) in the first year following the Viewpoint Closing Date, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

Motion Picture Industry Pension Accrual

42West is a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively, that are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans conducted an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on the findings of the audit, 42West is liable for $314,256 in pension contributions, health and welfare plan contributions and union dues, which the Company has agreed to pay over a period of twelve months beginning in July 30, 2018.  During the years ended December 31, 2019 and 2018, the Company made payments in the amount of $195,448 and $139,606 related to the settlement of the Plan audit.

NOTE 22 — SUBSEQUENT EVENTS

On January 1, 2020, one of the convertible note holders notified the Company that they were converting the principal balance of $200,000 of the convertible note into 346,021 shares of our common stock using 30-day average closing market price of $0.58 per share of common stock.

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share (the “2020 Lincoln Park Note”). The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. The convertible promissory note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $2.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. The convertible promissory note matures on January 3, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

On January 5, 2020, the convertible note payables maturity date, the Company paid Pinnacle Family Office Investments LP, $1,231,678, including $29,614 of accrued interest in full satisfaction of a convertible note payable.

On January 12, 2020, one of the convertible note holders notified the Company that they were converting the principal balance of $150,000 of the convertible note into 254,326 shares of our common stock using 30-day average closing market price of $0.59 per share of common stock.

On each of February 3, February 13, February 27, and March 26, 2020, Lincoln Park Capital Fund LLC notified the Company that they were converting $250,000 of the Lincoln Park Note into 319,366 shares of our common stock.

On February 20, 2020, the Company received a letter from the lender of the production service agreement stating that no sums, debts, liabilities, expenses, opportunity costs, revenues and any other amounts were due from the Max Steel VIE.  We are currently evaluating our primary beneficiary status of Max Steel VIE.

On February 27, 2020, one of the sellers of 42West exercised 10,846 for Put Rights and was paid $100,000.

On March 4, 2020, pursuant to 2020 Lincoln Park Note, the Company issued Series F Warrant to Lincoln Park Capital Fund LLC to purchase up to 207,588 shares of Common Stock at a purchase price of $0.78 per share. Series F Warrant expires on September 4, 2025.

On March 4, 2020, we issued a convertible promissory note to a third-party investor and received $500,000. We also agreed to issue a warrant to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 18, 2020, the Company issued two convertible promissory note agreements to two, third-party investors and received $120,000 and $75,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 18, 2022. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price $0.7828 per share.

On March 24, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 and original issue discount. The Company also issued 50,000 shares of Common Stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 27, 2020, the Company received a loan agreement from Bank United to convert the 42West line of credit, with an outstanding principal balance of $1,200,390, that matured on March 15, 2020, to a one-year term loan amortizable over thirty-six months with an interest rate of prime plus 0.75 percentage points, that as of the date of the report would be 4.00%.  The Door will be a co-borrower on the term loan and the loan will be guaranteed by the Company.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.