Form 10-Q
period 2020-03-31
Dolphin Entertainment, Inc.
filed 2020-07-13
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

The number of shares of common stock outstanding was 31,689,548 as of July 1, 2020.

EXPLANATORY NOTE

As previously reported in a Form 8-K filed on May 15, 2020, the registrant relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) to delay filing its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (“2020 Q1 10Q”).

Disruptions and changes to the business of the registrant caused by COVID-19 required that the registrant perform additional analyses relating to COVID-19’s potential impact on its consolidated financial statements; moreover, the registrant’s operations and business experienced disruptions due to the unprecedented conditions surrounding COVID-19. These disruptions include, but are not limited to, office closures due to mandated social quarantining and work from home orders. The disruptions in staffing, communications and access to personnel resulted in delays in getting information from some of the registrant’s operating subsidiaries necessary for the preparation and review of its consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current
Cash and cash equivalents	$1,880,744	$2,196,249
Restricted cash	714,089	714,089
Accounts receivable, net	3,464,936	3,581,155
Other current assets	540,387	372,872
Total current assets	6,600,156	6,864,365

Capitalized production costs, net	239,277	203,036
Right-of-use asset	7,026,745	7,435,903
Intangible assets, net of accumulated amortization of $4,730,706 and $4,299,794, respectively.	7,930,627	8,361,539
Goodwill	18,072,825	17,947,989
Property, equipment and leasehold improvements, net	957,290	1,036,849
Investments	220,000	220,000
Deposits and other assets	144,632	502,045
Total Assets	$41,191,552	$42,571,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of March 31, 2020	As of December 31, 2019
LIABILITIES
Current
Accounts payable	$809,620	$832,089
Other current liabilities	5,346,321	5,373,809
Line of credit	—	1,700,390
Term loan	372,863	—
Put rights	2,795,007	2,879,403
Accrued compensation	2,625,000	2,625,000
Debt	—	3,311,198
Loan from related party	1,107,873	1,107,873
Lease liability	1,604,264	1,610,022
Contract liabilities	525,712	309,880
Convertible notes payable	1,252,500	2,383,610
Convertible notes payable at fair value	548,100	—
Notes payable	290,462	288,237
Total current liabilities	17,277,722	22,421,511
Noncurrent
Put rights	—	124,144
Convertible notes payable	945,000	1,100,000
Convertible notes payable at fair value	1,214,786	629,618
Warrants liability	471,516	189,590
Derivative liability	15,456	170,000
Notes payable	1,049,270	1,074,122
Term loan	827,527	—
Contingent consideration	227,000	330,000
Lease liability	5,976,977	6,386,209
Other noncurrent liabilities	570,000	570,000
Total noncurrent liabilities	11,297,532	10,573,683
Total Liabilities	28,575,254	32,995,194

Commitments and contingencies (Note 20)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 20,036,906 and 17,892,900, respectively, issued and outstanding at March 31, 2020 and December 31, 2019	300,562	268,402
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019	1,000	1,000
Additional paid in capital	106,273,738	106,465,896
Accumulated deficit	(93,959,002)	(97,158,766)
Total Stockholders' Equity	12,616,298	9, 576,532
Total Liabilities and Stockholders' Equity	$41,191,552	$42,571,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31
	2020	2019
Revenues:
Entertainment publicity and marketing	$6,633,800	$6,238,099
Content Production	—	78,990
Total revenues	6,633,800	6,317,089

Expenses:
Direct costs	688,977	1,187,419
Selling, general and administrative	1,120,616	795,867
Depreciation and amortization	521,003	481,642
Legal and professional	284,440	375,909
Payroll	4,889,623	4,301,413
Total expenses	7,504,659	7,142,250
Loss before other income (expenses)	(870,859)	(825,161)

Other income (expenses):
Gain (loss) on extinguishment of debt	3,259,865	(21,287)
Loss on deconsolidation of Max Steel VIE	(1,484,591)	—
Change in fair value of put rights	1,470,740	1,527,026
Change in f air value of contingent consideration	103,000	(270,000)
Change in fair value of convertible notes and derivative liabilities	147,459	—
Change in fair value of warrants	72,515	—
Interest expense and debt amortization	(624,282)	(287,970)
Total other income, net	2,944,706	947,769
Income before income taxes	$2,073,847	$122,608
Income taxes	—	—
Net income	$2,073,847	$122,608

Income (Loss) per Share:
Basic	$0.08	$0.01
Diluted	$0.01	$(0.08)
Weighted average number of shares used in per share calculation
Basic	20,498,564	15,944,443
Diluted	28,384,982	18,690,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,073,847	$122,608
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	521,003	481,642
Loss on deconsolidation of Max Steel VIE	1,484,591	—
Amortization of debt discount	425,821	30,769
(Gain) loss on extinguishment of debt, net	(3,259,865)	21,287
Bad debt and recovery of account receivable written off, net	87,539	41,041
Change in fair value of put rights	(1,470,740)	(1,527,026)
Change in fair value of contingent consideration	(103,000)	270,000
Change in fair value of warrants	(72,515)	—
Change in fair value of notes payable and derivative instruments	(147,459)	—
Changes in operating assets and liabilities:
Accounts receivable	28,680	428,334
Other current assets	(167,515)	(208,691)
Capitalized production costs	(36,241)	(11,000)
Deposits and other assets	(1,021)	(19,908)
Contract liability	215,832	96,839
Accounts payable	(22,469)	(242,407)
Lease liability, net	(5,832)	53,050
Other current liabilities	97,678	42,912
Other noncurrent liabilities	—	32,287
Net Cash (Used in) Operating Activities	(351,666)	(388,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,532)	(19,621)
Acquisition of Shore Fire	(250,000)	—
Net Cash (Used in) Investing Activities	(260,532)	(19,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	(500,000)	—
Proceeds from convertible notes payable	2,395,000	—
Repayment of convertible notes payable	(1,202,064)	—
Proceeds from note payable	—	200,000
Repayment of notes payable	(21,243)	(19,229)
Repayment of debt, net of interest	—	(89,366)
Exercise of put rights	(375,000)	(475,000)
Acquisition of The Door	—	(771,500)
42West settlement of change of control provisions	—	(361,760)
Net Cash Provided by (used in) Financing Activities	296,693	(1,516,855)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(315,505)	(1,924,739)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,910,338	6,274,640
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$2,594,833	$4,349,901

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$115,161	$71,938

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of note payable into shares of common stock	$1,350,000	$96,287
Issuance of shares of Common Stock related to the acquisitions	$—	$1,000,000
Liability for contingent consideration for the acquisitions	$227,000	$820,000
Liability for put rights to the Sellers of 42West	$2,795,007	$5,159,541

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the three months ended March 31,
	2020	2019

Cash and cash equivalents	$1,880,744	$3,616,981
Restricted cash	714,089	732,920
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$2,594,833	$4,349,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	17,892,900	$268,402	$106,465,896	$(97,158,766)	$9,576,532
Net income for the three months ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	248,733	3,731	(3,731)	—	—
Issuance of shares related to financing agreement	—	—	50,000	750	(750)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	1,877,811	28,167	1,147,254	—	1,175,421
Shares retired from exercise of puts	—	—	(32,538)	(488)	(1,636,712)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	20,036,906	$300,562	$106,273,738	$(93,959,002)	$12,616,298

For the three months ended March 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected the demand for certain of the services the Company offers resulting in decreased revenues and cash flows.  Hotels, restaurants and content productions have reduced or suspended operating activities which has negatively impacted the Company’s clients, and as a result, negatively impacted the Company’s revenues from the services offered to clients operating in these industries. The Company expects that the effects of COVID-19 pandemic will continue to negatively impact its results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company has taken steps such as freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending to mitigate the effects of COVID-19 on the Company’s financial results. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans.  For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually.  Not more than 40% of the forgiven amount can be attributable to non-payroll costs.  The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its future adherence to the forgiveness criteria.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC (“Max Steel Holdings”), Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint and Shore Fire.

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements JB Believe, LLC as a VIE.  During the three months ended March 31, 2020, the Company analyzed its status as the primary beneficiary of Max Steel Productions LLC (“Max Steel VIE”) that has previously been consolidated in the financial statements of the Company and determined that it was no longer the primary beneficiary. As a result, the Company deconsolidated the financial statements of Max Steel VIE on a prospective basis from the Company’s condensed consolidated financial statements as of March 31, 2020.  See Note 13 for further discussion.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Additionally, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. However, management has made appropriate accounting estimates on certain accounting matters, which include the allowance for doubtful accounts, carrying value of the goodwill and other intangible assets, carrying amount of certain convertible notes payable and embedded derivatives and warrant liabilities, based on the facts and circumstances available as of the reporting date. The Company’s future assessment of the magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

Revision of Prior Period Financial Statements

During the preparation of condensed consolidated financial statement for the three months ended March 31, 2020, the Company identified certain immaterial errors related to its accounting of the 2019 Lincoln Park Note, 2019 Lincoln Park Warrants and the Pinnacle Note.  The Company concluded that the conversion feature of the 2019 Lincoln Park Note and the 2019 Lincoln Park Warrants met the definition of a derivative and should have been recorded at fair value at inception and remeasured at each reporting period with changes in the fair value recognized in earnings. The accretion to par value of the 2019 Lincoln Park Note is recorded as interest expense.  The Company had originally accounted for the 2019 Lincoln Park Warrants as equity-linked instruments and had not bifurcated the conversion feature in the 2019 Lincoln Park Note.

The Company also reviewed the Pinnacle Note that had a down round provision allowing for the repricing of the conversion price upon the Company’s issuance of equity securities at a price lower than the Pinnacle Note conversion price.  On October 21, 2019, the Company sold shares of Common Stock in a registered public offering, at a price of $0.7828 when the Pinnacle Note conversion price was $3.00.  As a result, the conversion price of the Pinnacle Note was repriced to $0.7828.  Due to the repricing, the Company should have recorded a beneficial conversion feature on the date of the repricing and amortized the beneficial conversion feature as interest expense over the remaining life of the Pinnacle Note that matured on January 5, 2020.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors and determined that the related impact was not material to the Company’s financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to the Company’s results of operations for the three months ended March 31, 2020.  Accordingly, the Company revised the consolidated balance sheets and quarterly and year to date 2019 consolidated statements of operations as of and for the quarterly and year to date periods ended June 30, 2019, September 30, 2019 and December 31, 2019, including the related notes presented herein, as applicable. The errors did not impact revenue or loss from operations in the consolidated statements of operations, or net cash used in operations reported in the consolidated statements of cash flows for any of those periods, which the Company understands to be the key metrics investors focus on.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

A summary of the revisions to previously reported financial information is as follows:

	As Reported	Adjustment		As Adjusted
Revised Consolidated Balance Sheet as of June 30, 2019
Convertible note payable (noncurrent)	$1,044,232	$(380,636)	[2]	$663,596
Warrant liability (noncurrent)	$—	$302,306	[3]	$302,306
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,559,526	$71,670		$8,631,196
Total liabilities	$31,088,896	$71,670		$31,160,566
Additional paid in capital	$103,571,126	$(166,887)	[5]	$103,404,239
Accumulated deficit	$(95,298,433)	$95,217		$(95,203,216)
Total stockholders' equity	$8,489,611	$(71,670)		$8,417,941

Revised Condensed Consolidated Statement of Operations for the three months ended June 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(301,138)	$(16,549)	[8]	$(317,687)
Total other income	$310,211	$95,217		$405,429
Loss before income taxes/Net loss	$(891,867)	$95,217		$(796,650)
Basic net loss per share	$(0.06)	$0.01		$(0.05)
Diluted net loss per share	$(0.06)	$0.01		$(0.05)

Revised Condensed Consolidated Statement of Operations for the six months ended June 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(589,108)	$(16,549)	[8]	$(605,657)
Total other income	$1,257,981	$95,217		$1,353,198
Loss before income taxes/Net loss	$(769,259)	$95,217		$(674,042)
Basic net loss per share	$(0.05)	$0.01		$(0.04)
Diluted net loss per share	$(0.13)	$0.01		$(0.12)

Revised Consolidated Balance Sheet as of September 30, 2019
Convertible note payable (noncurrent)	$1,477,597	$(330,989)	[2]	$1,146,608
Warrant liability (noncurrent)	$—	$228,269	[3]	$228,269
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,299,494	$47,280		$8,346,774
Total liabilities	$29,890,000	$47,280		$29,937,280
Additional paid in capital	$103,146,270	$(166,887)	[5]	$102,979,383
Accumulated deficit	$(95,649,264)	$119,607		$(95,529,657)
Total stockholders' equity	$7,717,630	$(47,280)		$7,670,350

Revised Condensed Consolidated Statement of Operations for the three months ended September 30, 2019
Change in fair value of derivative liability	$—	$—		$—
Change in fair value of warrant liability	$—	$74,037	[7]	$74,037
Interest expense	$(295,556)	$(49,647)	[8]	$(345,203)
Total other income	$1,061,340	$24,390		$1,085,730
Loss before income taxes/Net loss	$(350,831)	$24,390		$(326,441)
Basic net loss per share	$(0.02)	$—		$(0.02)
Diluted net loss per share	$(0.05)	$—		$(0.05)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

	As Reported	Adjustment		As Adjusted
Revised Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$155,803	[7]	$155,803
Interest expense	$(884,665)	$(66,196)	[8]	$(950,861)
Total other income	$2,319,321	$119,607		$2,438,928
Loss before income taxes/Net loss	$(1,120,090)	$119,607		$(1,000,483)
Basic net loss per share	$(0.07)	$0.01		$(0.06)
Diluted net loss per share	$(0.17)	$—		$(0.17)

Revised Consolidated Balance Sheet as of December 31, 2019
Convertible note payable (noncurrent)	$1,907,575	$(177,957)	[2]	$1,729,618
Convertible note payable (current)	$2,452,960	$(69,350)	[9]	$2,383,610
Warrant liability (noncurrent)	$—	$189,590	[3]	$189,590
Derivative liability	$—	$170,000	[4]	$170,000
Total current liabilities	$22,490,861	$(69,350)		$22,421,511
Total noncurrent liabilities	$10,392,050	$181,633		$10,573,683
Total liabilities	$32,882,911	$112,283		$32,995,194
Additional paid in capital	$105,443,656	$1,022,240	[10]	$106,465,896
Accumulated deficit	$(96,024,243)	$(1,134,523)		$(97,158,766)
Total stockholders' equity	$9,688,815	$(112,283)		$9,576,532

Revised Condensed Consolidated Statement of Operations for the three months ended December 31, 2019[1]
Change in fair value of derivative liability	$—	$(20,000)	[6]	$(20,000)
Change in fair value of warrant liability	$—	$38,679	[7]	$38,679
Interest expense	$(321,536)	$(1,272,809)	[11]	$(1,594,345)
Total other income	$154,258	$(1,254,130)		$(1,099,872)
Loss before income taxes	$(491,486)	$(1,254,130)		$(1,745,616)
Net loss	$(73,287)	$(1,254,130)		$(1,327,417)
Basic net loss per share	$—	$(0.07)		$(0.07)
Diluted net loss per share	$(0.02)	$(0.06)		$(0.08)

Revised Condensed Consolidated Statement of Operations for the year ended December 31, 2019
Change in fair value of derivative liability	$—	$10,000	[6]	$10,000
Change in fair value of warrant liability	$—	$194,482	[7]	$194,482
Interest expense	$(1,206,201)	$(1,339,006)	[11]	$(2,545,207)
Total other income	$2,473,579	$(1,134,523)		$1,339,056
Loss before income taxes	$(1,611,576)	$(1,134,523)		$(2,746,099)
Net loss	$(1,193,377)	$(1,134,523)		$(2,327,900)
Basic net loss per share	$(0.07)	$(0.07)		$(0.14)
Diluted net loss per share	$(0.20)	$(0.04)		$(0.24)

[1]	The Company is not required to and has not previously reported information on the statement of operations for the three months ended December 31, 2019
[2]	Fair value and accretion to par value of the 2019 Lincoln Park Note.
[3]	Fair value of the 2019 Lincoln Park Warrants.
[4]	Fair value of the conversion feature of the 2019 Lincoln Park Note.
[5]	Reversal of beneficial conversion feature recorded for the 2019 Lincoln Park Note
[6]	Change in fair value of bifurcated conversion feature of 2019 Lincoln Park Note.
[7]	Change in fair value of 2019 Lincoln Park Warrant liability.
[8]	Reversal of the amortization of the beneficial conversion feature of the 2019 Lincoln Park Note offset by accretion of the 2019 Lincoln Park Note.
[9]	Unamortized discount on the beneficial conversion feature of the Pinnacle Note.
[10]	Contingent beneficial conversion feature on repricing of Pinnacle Note conversion, offset by reversal of beneficial conversion feature of the 2019 Lincoln Park Note.
[11]	Accretion of the 2019 Lincoln Park Note and $1.2 million of amortization of the beneficial conversion feature of the Pinnacle Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to our accounting policies as a result of electing the fair value option for certain convertible notes and warrants issued during the three months ended March 31, 2020 is discussed below:

Fair Value Option (“FVO”) Election

2020 Convertible Notes

The Company accounts for certain convertible notes issued during the three months ended March 31, 2020 under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The convertible notes accounted for under the FVO election are each a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging (“ASC-815”). Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed consolidated statement of operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Recent Accounting Pronouncements

Accounting Guidance Adopted

In March 2019, the Financial Accounting Standards Board (the “FASB”) issued new guidance on film production costs Accounting Standards Update (“ASU) 2019-02, (Entertainment Films- Other Assets – Film Costs (Subtopic 926-20)). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and may be adopted early. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company adopted this new guidance without a material impact on its consolidated financial statements.

In October 2018, the FASB issued new guidance on consolidation ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and should be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The Company adopted this new guidance without a material impact on its consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

In August 2018, the FASB issued new guidance on fair value measurement (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements, and providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average. The Company adopted this new guidance without a material impact on its consolidated financial statements.

Accounting Guidance Not yet Adopted

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, Measurement of Credit Losses on Financial Instruments) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance is effective for fiscal years beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted.  The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net income of $2,073,847 for the three months ended March 31, 2020, and had an accumulated deficit of $93,959,002 as of March 31, 2020. The net income for the three months ended March 31, 2020, is primarily attributable to gains on extinguishment of debt and changes in the fair value of certain derivative liabilities. As of March 31, 2020, the Company had a working capital deficit of $10,677,566 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. In addition, one of the Company’s subsidiaries operates in the food and hospitality industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19.  As a result, the Company’s revenues have been negatively impacted by a reduction in the services we provide to clients operating in these industries.  The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its common stock, par value $0.015 per share (“Common Stock”), sales of shares of Common Stock and financial support of certain shareholders. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to curtail its business operations or liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. On June 5, 2020, the Company entered into a share purchase agreement with certain institutional investors and sold to such investors an aggregate of 7,900,000 shares of Common Stock in a registered direct offering for net proceeds of approximately $7.6 million.  The Company’s management currently plans to raise any necessary additional funds through additional issuances of its Common Stock, securities convertible into its Common Stock and/or debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door, Viewpoint and Shore Fire while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate PPP Loans for an aggregate amount of $2.8 million under PPP which was established under the Cares Act.  The application for the PPP Loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company.  This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the PPP Loans and the forgiveness of the PPP Loans is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans. There is no assurance that the Company’s obligation under the PPP Loans will be forgiven. If the PPP Loans are not forgiven, the Company will need to repay the PPP Loans over a two-year period, commencing six months after the funding of the PPP Loans, at an interest rate of 1% per annum.

NOTE 3 — GOODWILL

As of March 31, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint and Shore Fire, the Company has a balance of $18,072,825 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment.  This amount includes a working capital adjustment made during the three months ended March 31, 2020, in the amount of $124,836 pursuant to the terms of the Shore Fire purchase agreement.  The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, management conducts a quantitative goodwill impairment test. This impairment test involves comparing the fair value of the reporting unit with its’ carrying value (including goodwill). The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded.

The Company determined that the adverse effects of COVID-19 on certain of the industries in which it operates could be an indicator of a possible impairment of goodwill.  As such, the Company updated its estimates and assumptions, with the information available as of the date of this report, performed an impairment test on the carrying value of its goodwill and determined that an impairment adjustment was not necessary.  As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated.  The Company’s future assessment of the magnitude of the effects of the COVID-19 outbreak on its business could result in impairment of goodwill in future reporting periods.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 4 — MERGERS AND ACQUISITIONS

Shore Fire Media, Ltd

On December 3, 2019, (the “Shore Fire Closing Date”), the Company acquired all of the issued and outstanding capital stock of Shore Fire, a New York corporation (the “Shore Fire Purchase”), pursuant to a share purchase agreement (the “Shore Fire Share Purchase Agreement”) dated on the Shore Fire Closing Date, between the Company and Shore Fire seller.  Shore Fire is an entertainment public relations agency, offering talent publicity in the music, events, books, podcasts, and comedy sectors.

The total consideration paid to the Shore Fire seller in respect of the Shore Fire Purchase is $3.1 million as follows: (i) $1,140,000 in cash on the Shore Fire Closing date (adjusted for Shore Fire’s indebtedness, working capital and cash targets); (ii) $200,000 in shares of Common Stock at a price of $0.64 per share (314,812 shares) issued to the seller on the Shore Fire Closing Date, (iii) an additional $400,000 in shares of common stock paid in two equal installments of $200,000 each on the first and second anniversary of the Shore Fire Closing Date, (iv) an additional $1,000,000 in cash paid in four equal payments of $250,000 each to the seller on the three, six, twelve, and twenty-four month anniversaries of the Shore Fire Closing Date, and (v) $140,000 and $120,000 in cash paid to key employees on the first and second anniversary of the Shore Fire Closing Date. In addition, on March 31, 2020, the Company and the seller agreed on $124,836 as the amount of the working capital adjustment, pursuant to the terms of the Shore Fire Purchase Agreement.  The Shore Fire Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

As a condition to the Shore Fire Purchase, the seller entered into an employment agreement with the Company to continue as an employee after the closing of the Shore Fire Purchase. The seller’s employment agreement is through December 3, 2022 and the contract defines base compensation and a bonus structure based on Shore Fire achieving certain financial targets.  The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

The provisional acquisition-date fair value of the consideration transferred totaled $3,124,836, which consisted of the following:

Common Stock issued at closing (314,812 shares)	$200,000
Cash Consideration paid at closing	1,140,000
Cash Installment to be paid on March 3, 2020	250,000
Cash Installment to be paid on June 3, 2020	250,000
Cash Installment to be paid on December 3, 2020	390,000
Common Stock to be issued on December 3, 2020	200,000
Cash Installment to be paid on December 3, 2021	370,000
Common Stock to be issued on December 3, 2021	200,000
Working capital adjustment paid on April 1, 2020	124,836
$3,124,836

The final amount of consideration may potentially change due to other closing adjustments, which have not yet been determined.

The fair value of the 314,812 shares of Common Stock issued on the Shore Fire Closing Date was determined based on the closing market price of the Company’s Common Stock on the Shore Fire Closing Date of $0.64 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Shore Fire Closing Date. Amounts in the table are provisional estimates that may change, as described below.

Cash	$384,530
Accounts receivable	294,033
Other current assets	33,402
Property, plant & equipment	112,787
Intangibles	1,080,000
Total identifiable assets acquired	1,904,752

Accrued expenses	(298,870)
Accounts payable	(38,750)
Deferred tax liability	(358,153)
Contract liability	(143,339)
Other current liability	(16,651)
Total liabilities assumed	(855,763)
Net identifiable assets acquired	1,048,989
Goodwill	2,075,847
Net assets acquired	$3,124,836

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

The provisional amount of $2,075,847 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Shore Fire.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at December 3, 2020	$1,951,011
Changes to estimated fair values:
Working capital adjustment	124,836
Adjusted goodwill	$2,075,847

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of March 31, 2020, the Company recorded the identifiable net assets acquired of $1,048,989 as shown in the table above in its condensed consolidated balance sheet. The Company did not recognize any adjustments to the identifiable net assets during the three months ended March 31, 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the Company’s unaudited pro forma consolidated operations for the three months ended March 31, 2019 as if Shore Fire had been acquired on January 1, 2019 and its results had been included in the consolidated results of the Company for such period:

March 31, 2019
Revenue	$7,461,227
Net income	$162,035

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2019.

The impact of the acquisition of Shore Fire on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2019, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

42West

In connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three months ended March 31, 2020, the 42West sellers exercised Put Rights with respect to an aggregate of 177,518 shares of Common Stock.  During the three months ended March 31, 2020, the Company made payments of $375,000 related to exercise of Put Rights, of which $275,000 pertained to Put Rights that were exercised in December 2019.  As of March 31, 2020, the Company had a balance of $1,537,200 of Put Rights that were exercised but not yet paid.  The Company also entered into Put Agreements with three separate 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 20,246 shares of Common Stock in respect of the Earn Out Consideration.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company did not have any revenues from motion pictures for the three months ended March 31, 2020. Revenues earned from motion pictures was $78,990 for the three months ended March 31, 2019. These revenues were primarily attributable to Max Steel, the motion picture released on October 14, 2016. The Company amortizes capitalized production costs (included as direct costs) in the condensed consolidated statements of operations using the individual film forecast computation method, and did not record any amortization for the three months ending March 31, 2020 and 2019, related to Max Steel. As of each of March 31, 2020 and December 31, 2019, the Company did not have any capitalized productions costs related to Max Steel on its balance sheet.

The Company purchased scripts for other motion picture or digital productions and recorded $239,277 and $203,036 in capitalized production costs associated with these scripts as of March 31, 2020 and December 31, 2019, respectively. The Company intends to produce these projects, but they were not yet in production as of March 31, 2020 and there can be no assurance that these projects will be produced on the timelines anticipated or at all.

As of March 31, 2020, and December 31, 2019, the Company had total capitalized production costs of $239,277 and 203,036, respectively, recorded on its condensed consolidated balance sheets related to motion pictures.

The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

Accounts Receivables

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of March 31, 2020 and December 31, 2019, the Company had accounts receivable balances of $3,464,936 and $3,581,155, respectively, net of allowance for doubtful accounts of $391,082 and $307,887, respectively, related to its entertainment publicity and marketing segment. The Company did not have any accounts receivable related to its content production segment.

Other Current Assets

The Company had a balance of $540,387 and $372,872 in other current assets on its condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, these amounts were primarily composed of the following:

Indemnification asset – As of March 31, 2020 and December 31, 2019, the Company included in other current assets on its condensed consolidated balance sheet, $300,000 related to certain indemnifications associated with the 42West acquisition.

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of March 31, 2020 and December 31, 2019, the Company had a balance of $5,228 from these tax incentives.

Income tax receivable – The Company is owed an overpayment from certain taxes paid for 2018.  As of March 31, 2020 and December 31, 2019, the Company had a balance of $19,610 from income tax receivable.

Capitalized costs – The Company capitalizes certain third-party costs used in the production of its marketing video content. As of March 31, 2020 and December 31, 2019, the Company had a balance of $28,981 and $0, respectively related to these third-party costs.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$797,289	$792,611
Computers and equipment	1,734,753	1,728,916
Leasehold improvements	770,629	770,628
	3,302,671	3,292,155
Less: accumulated depreciation and amortization	(2,345,381)	(2,255,306)
Property, equipment and leasehold improvements, net	$957,290	$1,036,849

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $90,091 for the three months ended March 31, 2020.

NOTE 7 — INVESTMENT

At March 31, 2020, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both March 31, 2020 and December 31, 2019, related to this investment.

NOTE 8 — DEBT

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

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $3,311,198 during the three months ended March 31, 2020.

As of March 31, 2020, and December 31, 2019, the Company had outstanding balances of $0 and $3,311,198 including accrued interest in the amount of $0 and 1,698,280, respectively, in the caption debt related to this Production Service Agreement on its condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matured on March 15, 2020 and bore interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum throughout its term. The maximum amount that could have been drawn on the revolving line of credit was $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement were secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On February 20, 2020, the Company paid down $500,000 of the line of credit as part of an agreement to convert the line of credit into a three-year term loan described below.  As of March 31, 2020, there was no balance on the line of credit due to its conversion to a term loan, and as of December 31, 2019, the outstanding balance on the line of credit was $1,700,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”).  The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of March 31, 2020, the Company had balances of $372,863 in current liabilities and $827,527 in other noncurrent liabilities under the caption Term Loan on its condensed consolidated balance sheet.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. As of March 31, 2020, the Company was in compliance with all covenants under the Term Loan.

NOTE 9 — NOTES PAYABLE

Convertible Notes

Fair Value Convertible Notes

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note”) at a purchase price of $1.2 million together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates (the “2020 Lincoln Park Warrants”). As such, on March 4, 2020 the Company issued warrants to purchase up to 207,588 shares of its common stock.  The 2020 Lincoln Park Note may be converted at any time into shares of our common stock (the “2020 Conversion Shares”)  at an initial conversion price equal to the lower of (A) $2.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. If an event of default under the 2020 Lincoln Park Note occurs prior to maturity, the 2020 Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the 2020 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2020 Lincoln Park Note matures on January 3, 2022. The proceeds of the 2020 Lincoln Park Note were used to repay the 2018 Convertible Debt described below.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative. The fair value of the 2020 Lincoln Park Note and the 2020 Lincoln Park Warrants on issuance was recorded as $885,559 and $314,441, respectively.  The fair value of the note and warrants decreased by $105,550 and $54,441, respectively, and the change was recognized as current period other income in the condensed consolidated statement of operations for the three months ended March 31, 2020 (as no portion of such fair value adjustment resulted from instrument-specific credit risk).  As of March 31, 2020 the balance of the 2020 Lincoln Park Note and the 2020 Lincoln Park Warrants recorded on the Company’s condensed consolidated balance sheet was $780,000 and $260,000, respectively.

In connection with the transactions contemplated by the securities purchase agreement, on January 3, 2020, the Company entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the 2020 Conversion Shares for resale by Lincoln Park under the Securities Act, if during the six-month period commencing on the date of the Registration Rights Agreement, the Company files a resale registration statement with the Securities and Exchange Commission for any other shareholder of the Company.

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series “I” Warrant”) to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series “I” Warrant met the criteria to be accounted for as a derivative. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series “I” Warrant as $460,000 and $40,000, respectively. For the three months ended March 31, 2020, the fair value of the convertible promissory note and Series “I” Warrant decreased by $90,000 and $10,000, respectively, and was recognized as current period other income (as no portion of such fair value adjustment resulted from instrument-specific credit risk) in the Company’s condensed consolidated statement of operations. As of March 31, 2020, the balance of the convertible promissory note and Series “I” Warrant on the Company’s condensed consolidated balance sheet was $370,000 and $30,000, respectively. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 50,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note’s fair value on issuance was recorded at $500,000.  The fair value of the note increased by $48,100 and was recognized as current period other expense in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2020 (as no portion of such fair value adjustment resulted from instrument-specific credit risk).  As of March 31, 2020 the balance of the convertible promissory note on the Company’s condensed consolidated balance sheet was $548,100.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note in an initial principal amount of $1,100,000 (the “2019 Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock  at an exercise price of $2.00 per share and 137,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates (the “2019 Lincoln Park Warrants”). As such, on each of July 23, 2019, September 20, 2019, and November 20, 2019, the Company issued warrants to purchase up to 137,500 shares of Common Stock.  During the three months ended March 31, 2020, the exercise price of the 2019 Lincoln Park Warrants was reduced to $0.78 per share.  The 2019 Lincoln Park Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share. Pursuant to a re-pricing clause in the 2019 Lincoln Park Note, the $5.00 fixed conversion price was reduced to $0.78, the purchase price used in the Company’s public offering that closed on October 21, 2019. Outstanding principal under the 2019 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2019 Lincoln Park Note matures on May 21, 2021 and can be paid prior to the maturity date without any penalty.

The Company accounts for the embedded conversion feature of the 2019 Lincoln Park Note at fair value under ASC-815. Under ASC-815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings. The Company also determined that the 2019 Lincoln Park Warrants met the definition of a derivative and should be classified as a liability recorded at fair value upon issuance and remeasured at each reporting period with changes recorded in earnings. On each of February 3, February 12, February 27, and March 4, 2020, (the “Conversion Dates”) Lincoln Park converted $250,000 of principal ($1,000,000 total) into shares of Common Stock at a conversion price of $0.78. As of March 31, 2020, the carrying value of the 2019 Lincoln Park Note, after interest accretion and conversions, was $64,786 and the fair value of the embedded conversion feature was $15,456. The Company also recorded $54,711 of interest expense to accrete the note to par value  for the three months ending March 31, 2020.

As of March 31, 2020, the aggregate fair value of the convertible promissory notes described above in “Fair Value Convertible Debt” was recorded under the caption convertible notes payable at fair value at $548,100 and $1,214,786 in current and noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

2020 Convertible Debt

On March 18, 2020, the Company issued two convertible promissory notes to two third-party investors for principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, September 25, 2019, and October 11, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, $250,000, and $500,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, September 25, 2021, and October 11, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. On January 1, 2020, $200,000 was converted into 346,021 shares of common stock.  On January 12, 2020, $150,000 was converted into 254,326 shares of common stock. On January 1 and 12, 2020, the price of the Common Stock was $0.68 and $0.65, respectively, resulting in a loss of $51,333 related to the conversion of these convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Pinnacle Note”) to Pinnacle Family Office Investments, L.P. (“Pinnacle”) pursuant to a Securities Purchase Agreement, dated the same date, between the Company and Pinnacle. The Company used the proceeds of the Pinnacle Note to finance the Company’s acquisition of The Door. The Company’s obligations under the Pinnacle Note were secured primarily by a lien on the assets of The Door and Viewpoint.

The principal amount of the Pinnacle Note bore interest at the rate of 8% per annum. The Pinnacle Note matured on January 5, 2020. The Company had the ability to prepay the Pinnacle Note in whole, but not in part, at any time prior to maturity; however, if the Company voluntarily prepaid the Pinnacle Note, it must have (i) paid Pinnacle a prepayment penalty equal to 10% of the prepaid amount and (ii) issued to Pinnacle warrants to purchase 100,000 shares of Common Stock with an exercise price equal to $3.25 per share. The Pinnacle Note also contained certain customary events of default. Pinnacle had the option to convert the outstanding principal amount of the convertible promissory note into shares of Common Stock at any time at a price per share equal to $3.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. The conversion price was adjusted to $0.78, the purchase price used in the Company’s public offering that closed on October 21, 2019. At the Company’s election, upon a conversion of the Pinnacle note, the Company had the option to issue Common Stock in respect of accrued and unpaid interest with respect to the principal amount of the Pinnacle note converted.

On the date of the Pinnacle Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature or debt discount by calculating the amount of shares using the conversion rate of the Pinnacle Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Pinnacle Note. The Company recorded a debt discount on the Note of $184,614 that was amortized and recorded as interest expense over the life of the Pinnacle Note. Upon the re-pricing of the conversion feature of the Pinnacle Note on October 21, 2019, the Company recognized an additional beneficial conversion feature of $1,315,386, of which $69,350 was amortized as interest expense for the three months ended March 31, 2020

On December 4, 2019, Pinnacle converted $297,936 of the principal on the note to 380,603 shares of the Company at a price of $0.78 per share.

The Pinnacle note was paid in full on January 5, 2020. For the three months ended March 31, 2020, the Company recorded interest expense of $70,686 (including the $69,350 amortization of beneficial conversion feature discussed above) and paid interest in the amount of $29,614. As of March 31, 2020, the Company did not have a balance related to the Pinnacle Note. As of December 31, 2019 the Company had a balance of $1,202,064 recorded in current liabilities on its condensed consolidated balance sheet related to the Pinnacle Note and $28,279 of accrued interest recorded in other current liabilities.

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000, with a balance of $550,000 outstanding as of March 31, 2020. Each of the convertible promissory notes had an initial maturity date of one year from the date of issuance, with the exception of one note in the amount of $75,000, which had an initial maturity date of two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the respective maturity dates of the promissory notes were extended for a period of one year from the original maturity dates and in 2019 were extended for another one-year period. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

In regard to the 2020, 2019, 2018, and 2017 Convertible Debt discussed above, for the three months ended March 31, 2020 and 2019, the Company paid interest in the aggregate amount of $65,515 and $45,625, respectively, and recorded interest expense in the amount of $354,346 and $45,715, respectively in the Company’s condensed consolidated statement of operations. The interest expense for the three months ended March 31, 2020 included the amortization of a beneficial conversion feature in the amount of $301,781 related to two of the 2017 Convertible Debt notes that were converted during the three months ended March 31, 2020.  As of March 31, 2020 and December 31, 2019, the Company recorded accrued interest of $56,132 and $40,803, respectively, relating to the 2020, 2019, 2018 and 2017 Convertible Debt. As of March 31, 2020 and December 31, 2019, the Company had a balance of $1,252,500 and $2,385,214, respectively, in current liabilities and a balance of $945,000 and $1,100,000, respectively, in noncurrent liabilities, related to the 2020, 2019, 2018, and 2017 Convertible Debt in its condensed consolidated balance sheet.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (“KCF”). On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note. For the three months ended March 31, 2020, the Company repaid $21,243 of the principal amount of the promissory note.

On November 30, 2017, the Company entered into an unsecured promissory note in the amount of $200,000 that matures on January 15, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity.

On June 14, 2017, the Company entered into an unsecured promissory note in the amount of $400,000, with a maturity date of June 14, 2021.  The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On November 5, 2019, the Company entered into an unsecured promissory note in the amount of $350,000, maturing on November 4, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

During the three months ended March 31, 2020 and 2019, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $33,883 and $27,146, respectively. The Company had balances of $8,664 and $8,788 as of March 31, 2020 and December 31, 2019, respectively, for accrued interest recorded in other current liabilities in its condensed consolidated balance sheets, relating to these promissory notes. The Company recorded interest expense for the three months ended March 31, 2020 and 2019 of $33,759 and $27,034, respectively, relating to these nonconvertible promissory notes. As of March 31, 2020, the Company had a balance of $290,462 in current liabilities and $1,049,270 in noncurrent liabilities related to these nonconvertible promissory notes.  As of December 31, 2019, the Company had balances of $286,633 in current liabilities and $1,074,122 in noncurrent liabilities on its condensed consolidated balance sheets relating to these nonconvertible promissory notes.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

For the three months ended March 31, 2020, the Company did not repay any principal balance of the DE LLC Note.  For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $27,621 and $27,317, respectively. As of March 31, 2020 and December 31, 2019, the Company had a principal balance of $1,107,873 and accrued interest of $443,213 and $415,592, respectively, relating to the DE LLC Note on its condensed consolidated balance sheets.

NOTE 11 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition on March 30, 2017, the Company entered into the put agreements, pursuant to which it granted Put Rights to the sellers.  During the three months ended March 31, 2020, the sellers exercised their Put Rights, for an aggregate amount of 177,518 shares of Common Stock.  During the three months ended March 31, 2020, the Company paid $375,000 related to Put Rights that were exercised of which $275,000 were exercised in December 2019.  As of March 31, 2020, an additional $1,537,200 was due from the exercise of these Put Rights.

In addition, the Company entered into put agreements with three 42West employees with change of control provision in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase an additional 20,246 shares of Common Stock.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 was $2,795,007 and $3,003,547, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three months ending March 31, 2020 and 2019, the Company recorded a gain of $1,470,740 and $1,083,596, respectively, in the consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of March 31, 2020 and December 31, 2019.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of March 31, 2020	As of December 31, 2019
Equity volatility estimate	97.3% – 133%	64.0% – 70.0%
Discount rate based on US Treasury obligations	0.14% – 0.73%	1.54% – 1.59%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to March 31, 2020:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$3,003,547
Put rights exercised in December 2019 paid in January 2020	(275,000)
Change in fair value (gain) reported in the statements of operations	(1,470,740)
Put rights exercised March 2020 and not yet paid	1,537,200
Ending fair value of put rights reported in the condensed consolidated balance sheet at March 31, 2020	$2,795,007

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the Contingent Consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the Contingent Consideration recorded on the condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 is $227,000 and $330,000, respectively. Due to the change in the fair value of the Contingent Consideration for the period in which the Contingent Consideration was outstanding during the three months ended March 31, 2020, the Company recorded a gain on the Contingent Consideration of $103,000 in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of March 31, 2020	As of December 31, 2019
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the Contingent Consideration)	0.16% - 0.22%	1.58% - 1.59%
Annual Asset Volatility Estimate	44.0%	40.0%

For the Contingent Consideration, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to March 31, 2020:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2019	$330,000
Change in fair value (gain) reported in the statements of operations	(103,000)
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2020	$227,000

Fair Value Option Election – Convertible notes payable and freestanding warrants

2020 convertible notes payable

The Company issued the 2020 Lincoln Park Note with a principal amount of $1.3 million at a purchase price of $1.2 million on January 3, 2020.  This note is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

For the 2020 Lincoln Park Note, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to March 31, 2020:

Beginning fair value balance on issue date - January 3, 2020	$885,559
Change in fair value (gain) reported in the statements of operations	(105,559)
Ending fair value balance - March 31, 2020	$780,000

The estimated fair value of the 2020 Lincoln Park Note as of its January 3, 2020 issue date and as of March 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820.  The unobservable inputs utilized for measuring the fair value of the 2020 Lincoln Park Note reflects management’s own assumptions about the assumptions that market participants would use in valuing the 2020 Lincoln Park Note as of the acquisition date and subsequent reporting periods.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model

Fair Value Assumption - 2020 Lincoln Park Note	January 3, 2020	March 31, 2020
Face value principal payable	$1,300,000	$1,300,000
Original conversion price	Variable	Variable
Value of Common Stock	$0.64	$0.54
Expected term (years)	2.00	1.76
Volatility	87.5%	90%
Straight debt yield	9.5%	18.0%
Risk free rate	1.53%	0.22%

The variable conversion price is the lower of (A) $2.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share.

In addition to the 2020 Lincoln Park Note, the Company issued two other convertible notes during the three months ending March 31, 2020 for which it elected FVO.  The first was issued for a face value of $500,000 on March 4, 2020, and the second was issued for a face value of $560,000 on March 25, 2020.  Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

For the March 4, 2020 note, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to March 31, 2020:

Beginning fair value balance on issue date - March 4, 2020	$460,000
Change in fair value (gain) reported in the statements of operations	(90,000)
Ending fair value balance - March 31, 2020	$370,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The estimated fair value of the note as of its March 4, 2020 issue date and as of March 31, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 4 note)	March 4, 2020	March 31, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$0.78	$0.78
Value of Common Stock	$0.67	$0.54
Expected term (years)	10.00	9.92
Volatility	90%	90%
Risk free rate	1.02%	0.70%

For the March 25, 2020 note, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 25, 2020 (date of issuance) to March 31, 2020:

Beginning fair value balance on issue date - March 25, 2020	$500,000
Change in fair value (loss) reported in the statements of operations	48,100
Ending fair value balance - March 31, 2020	$548,100

The estimated fair value of the note as of its March 25, 2020 issue date and as of March 31, 2020, was computed using a Monte-Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 25 note)	March 25, 2020	March 31, 2020
Face value principal payable	$560,000	$560,000
Original conversion price	$0.40	$0.78
Value of Common Stock	$0.67	$0.54
Expected term (years)	1.00	0.98
Volatility	90%	90%
Straight debt yield	23.5%	19.5%
Risk free rate	0.25%	0.17%

Warrants

In connection with the 2020 Lincoln Park Note, the Company issued warrants to purchase up to 207,588 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the 2020 Lincoln Park Note issuance.

For the 2020 Lincoln Park Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to March 31, 2020:

2020 Lincoln Park Warrants:	Fair Value
2020 Lincoln Park Warrants derivative liability - January 3, 2020	$314,441
Change in fair value (gain) reported in the statements of operations	(54,441)
2020 Lincoln Park Warrants derivative liability - March 31, 2020	$260,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The estimated fair value of the 2020 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2020 Lincoln Park Warrants	January 3, 2020	March 31, 2020
Aggregate Fair Value	$314,441	$260,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.64	$0.54
Expected term (years)	5.50	5.26
Volatility	87.5%	90%
Dividend yield	0%	0%
Risk free rate	1.62%	0.42%

In connection with the March 4, 2020, convertible promissory note (see Note 9) issued, the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.

For the Series “I” Warrant, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to March 31, 2020:

Series “I” Warrant:	Fair Value
2020 Series “I” Warrants derivative liability - March 4, 2020	$40,000
Change in fair value (gain) reported in the statements of operations	(10,000)
2020 Series “I” Warrants derivative liability - March 31, 2020	$30,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 4, 2020	March 31, 2020
Aggregate Fair Value	$40,000	$30,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.67	$0.54
Expected term (years)	5.50	5.43
Volatility	90%	90%
Dividend yield	0%	0%
Risk free rate	0.80%	0.42%

In connection with the $1,200,000 2019 Lincoln Park Note issued on May 20, 2019, the Company issued warrants to purchase up to 550,000 shares of common stock.

For the 2019 Lincoln Park Warrants, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to March 31, 2020:

2019 Lincoln Park Warrants:	Fair Value
2019 Lincoln Park Warrants liability - December 31, 2019	$189,590
Change in fair value (gain) reported in the statements of operations	(8,074)
2019 Lincoln Park Warrants liability - March 31, 2020	$181,516

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The estimated fair value of the 2019 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2019 Lincoln Park Warrants	December 31, 2019	March 31, 2020
Aggregate Fair Value	$189,590	$181,516
Exercise Price per share	$2.00	$0.78
Value of Common Stock	$0.70	$0.54
Expected term (years)	5.39	4.80
Volatility	90%	90%
Dividend yield	0%	0%
Risk free rate	1.69%	0.38%

Derivative Liability (2019 Lincoln Park Note Embedded Conversion Feature)

The Company accounted for the embedded conversion feature of the 2019 Lincoln Park Note as a derivative liability. For the embedded conversion feature of the 2019 Lincoln Park Note, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to March 31, 2020:

Beginning fair value balance - December 31, 2019	$170,000
Change in fair value (gain) reported in the statements of operations	—
Reduction in value due to note principal conversion	(154,544)
Ending fair value balance - March 31, 2020	$15,456

The estimated fair value of the 2019 Lincoln Park Note conversion option as of December 31, 2019 and March 31, 2020, was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2019 Lincoln Park Note Conversion Option	December 31, 2019	March 31, 2020
Face value principal payable	$1,100,000	$100,000
Original conversion price	0.78	$0.78
Value of Common Stock	$0.70	$0.54
Expected term (years)	1.38	1.09
Volatility	90.0%	90%
Straight debt yield	9.5%	18.0%
Risk free rate	1.59%	0.18%

NOTE 12 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $525,712 and $309,880 as of March 31, 2020 and December 31, 2019, respectively, in contract liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 13 —VARIABLE INTEREST ENTITIES

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses or the right to receive the residual returns of the entity. The most common type of VIE is a special-purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three months ended March 31, 2020 and 2019.  The financial statements of Max Steel Productions LLC are consolidated in the condensed consolidated balance sheet as of December 31, 2019 and in condensed consolidated statement of operations and statement of cash flows presented herein for the period between January 1, and February 20, 2020 and the three months ended March 31, 2019.  These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions, LLC			JB Believe LLC
(in USD)	As of and for the three ended March 31, 2020	As of December 31, 2019	As of and for the three ended March 31, 2019	As of and for the three ended March 31, 2020	As of December 31, 2019	As of and for the three ended March 31, 2019
Assets	—	7,379,851	8,021,288	190,347	190,347	184,484
Liabilities	—	(11,816,966)	(11,810,997)	(6,749,914)	(6,749,914)	(6,741,834)
Revenues	3,311,198	78,990	—	—	7,616	—
Expenses	—	(607,081)	(76,914)	—	(31,075)	(21,241)

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Max Steel VIE was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note 8 (Debt), the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel VIE with the Company controlling the production of the motion picture and having the rights to sell the motion picture. On February 20, 2020, the lender of the Production Service Agreement confirmed that Max Steel VIE did not owe any debt under the Production Service Agreement.  The Company recorded a gain on extinguishment of debt in the amount of $3,311,198.  In addition, the Company assessed its status as primary beneficiary of the VIE and determined that it was no longer the primary beneficiary.  As such, the Company deconsolidated Max Steel VIE and recorded a loss on deconsolidation in the amount of $1,484,591 on its condensed consolidated statement of operations for the three months ended March 31, 2020.

During the three months ended March 31, 2019, the Company recorded interest expense of $39,153 and recorded $116,067 of receivables that had previously been written off against bad debt.

As of March 31, 2020 and December 31, 2019, there were outstanding balances of $0 and $3,311,198, including accrued interest of $0 and $1,698,280, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets. The accrued interest was reclassified from other current liabilities to debt as of December 31, 2019.

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
MARCH 31, 2020

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

B.

Common Stock

On January 13, 2020, a holder of a convertible promissory note converted a note with a principal amount of $200,000 into 346,021 shares of Common Stock.

On January 13, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $100,000 for 10,846 shares of Common Stock.

On January 23, 2020, the Company issued 248,733 shares of Common Stock to one of the sellers of Viewpoint as payment for the third installment of the consideration for the acquisition of Viewpoint.

On February 3, 2020, a holder of a convertible promissory note converted a note with a principal amount of $150,000 into 254,326 shares of Common Stock.

On February 6, 2020, a holder of a convertible promissory note converted $250,000 of the principal amount of the note 319,366 shares of Common Stock.

On February 7, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $100,000 for 10,846 shares of Common Stock.

On February 13, 2020, a holder of a convertible promissory note converted $250,000 of the principal amount of the note 319,366 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On February 27, 2020, a holder of a convertible promissory note converted $250,000 of the principal amount of the note 319,366 shares of Common Stock.

On February 28, 2020, one of the sellers of 42West exercised Put for 10,846 shares of Common Stock and was paid $100,000.

On March 24, 2020, the Company issued 50,000 shares of Common Stock as partial consideration for a $560,000 convertible note payable and received net proceeds of $500,000.

On March 26, 2020, a holder of a convertible promissory note converted $250,000 of the principal amount of the note 319,366 shares of Common Stock.

As of March 31, 2020 and December 31, 2019, the Company had 20,036,906 and 17,892,900 shares of Common Stock issued and outstanding, respectively.

NOTE 15 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended March 31,
	2020	2019
Numerator
Net income	$2,073,847	$122,608
Deemed dividend attributable to participating securities	369,557	—
Net income attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings per share	$1,704,290	$122,608
Change in fair value of put rights	(1,470,740)	(1,527,026)
Interest expense	52,566	—
Numerator for diluted earnings (loss) per share	$286,116	$(1,404,418)

Denominator
Denominator for basic EPS - weighted-average shares	20,498,564	15,944,443
Effect of dilutive securities:
Put rights	4,398,323	2,745,934
Convertible notes payable	3,488,095	—
Denominator for diluted EPS - adjusted weighted-average shares	28,384,982	18,690,377

Basic earnings per share	$0.08	$0.01
Diluted earnings (loss) per share	$0.01	$(0.08)

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

Certain of the Company’s convertible notes payable and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock.  As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted earnings (loss) per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted earnings (loss) per share for the three ended March 31, 2020 and 2019 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three months ended March 31, 2020 and 2019 is subtracted from net income.

For the three months ended March 31, 2020, convertible promissory notes that were not considered participating securities, were included in the calculation of fully diluted loss per share using the if-converted method that assumes the convertibles promissory notes are converted at the beginning of the reporting period using the average market price for the three months ended March 31, 2020 of the Common Stock.  For the three months ended March 31, 2019, the convertible promissory notes were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 16 — WARRANTS

A summary of warrants outstanding at December 31, 2019 and issued, exercised and expired during the three months ended March 31, 2020 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2019	2,277,253	$3.47
Issued	515,176	0.78
Exercised	—	—
Expired	(250,000)	0.78
Balance at March 31, 2020	2,542,429	$3.37

On November 4, 2016, the Company issued warrants to T Squared to purchase up to 250,000 shares of Common Stock at an initial exercise price of $14.00 per share.  The warrants contain a down round provision and on October 21, 2019, as a result of the Company’s sale of Common Stock through an underwritten public offering, the exercise price of the warrants was reduced to $0.78 per share.  The warrants were not exercised and expired on January 31, 2020.

In the 2017 public offering, the Company issued 1,215,000 units, each comprising one share of Common Stock, and one warrant exercisable for one share of Common Stock for $4.74 per share. In addition to the units issued and sold in this 2017 public offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 85,050 shares of Common Stock at a purchase price of $4.74 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 175,750 warrants to purchase Common Stock at a purchase price of $4.74 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 1,453 shares of Common Stock at a purchase price of $4.74 per share. The Company determined that each of these warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital.

On each of May 21, July 23, September 20, and November 20, 2019 the Company issued 2019 Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock (550,000 total) at a purchase price of $2.00 per share to Lincoln Park related to the 2019 Lincoln Park Note.  The 2019 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the 2019 Lincoln Park Warrants is not effective and available at the time of exercise, the 2019 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Company determined that the 2019 Lincoln Park Warrants should be classified as freestanding financial instruments and meet the criteria to be accounted for as derivative liabilities at fair value. The Company recorded the change in fair value of these warrants as $8,074 of current period income in the condensed consolidated statement of operations.  The fair value of these warrants was $181,516 on March 31, 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On January 3, 2020 and March 4, 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 207,588 shares of Common Stock (415,176 total) at a purchase price of $0.78 per share to Lincoln Park and intends to issue additional warrants to purchase up to 207,588 shares of Common Stock on each of the fourth and sixth anniversary of the 2020 Lincoln Park Note.  The 2020 Lincoln Park Warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the 2020 Lincoln Park Warrants is not effective and available at the time of exercise, the 2020 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Company determined that the 2020 Lincoln Park Warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance of $314,441. The Company recorded $54,441 of income due to change in fair value during the three months ended March 31, 2020, and had a balance of $260,000 as of March 31, 2020 recorded in its condensed consolidated balance sheet.

On March 4, 2020, in connection with the $500,000 convertible note payable (see Note 9) the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.  The warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded $10,000 of income due to change in fair value during the three months ended March 31, 2020, and had a balance of $30,000 as of March 31, 2020 recorded in its condensed consolidated balance sheet.

NOTE 17 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of March 31, 2020 and December 31, 2019, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,558,664 and $1,493,219 respectively, in accrued interest in other current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $65,445 and $64,726 for each three-month period ended March 31, 2020 and 2019 on the condensed consolidated statements of operations.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss before other income (expenses) on the Company’s consolidated statement of operations for the three months ended March 31, 2020.  Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

In connection with the acquisitions of 42West, The Door, Viewpoint, and Shore Fire, the Company assigned $7,930,627 of intangible assets, net of accumulated amortization of $4,730,706 and goodwill of $18,072,825 as of March 31, 2020 to the Entertainment Publicity and Marketing segment. The balances reflected as of March 31, 2019 for Entertainment Publicity and Marketing segment comprise 42West, The Door, and Viewpoint.

	Three months ended March 31,
	2020	2019
Revenues:
EPD	$6,633,800	$6,238,099
CPD	—	78,990
Total	$6,633,800	$6,317,089

Segment Operating (Loss) Income:
EPD	$(258,966)	$(414,628)
CPD	(611,893)	(410,533)
Total operating loss	(870,859)	(825,161)
Interest expense	(624,282)	(287,970)
Other income, net	3,568,988	1,235,739
Income before income taxes	$2,073,847	$122,608

	As of March 31, 2020	As of December 31, 2019

Total assets:
EPD	$38,534,464	$40,083,491
CPD	2,657,088	2,488,235
Total	$41,191,552	$42,571,726

NOTE 19 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company and included in restricted cash in the amounts of $36,735 as of March 31, 2020. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York. An entity wholly owned by the former Door Members is obligated under an operating lease agreement for the office space expiring in August 2020. The Company made payments of $50,737 to the affiliate during the three months ended March 31, 2020 related to this lease. The lease is secured by a cash security deposit of approximately $29,000.

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

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at March 31, 2020. The lease also provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

On February 19, 2019, the Company entered into an agreement to lease 3,024 square feet of office space in Coral Gables, Florida. The lease is for a period of 62 months from the commencement date, at a monthly lease rate of $9,954 with annual increases of 3%. The rent payments are abated for the first four months of the lease after the commencement date, which was October 1, 2019. The lease is secured by a cash deposit of $19,908.

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

	March 31, 2020	December 31, 2019
Assets
Right-of-use asset	$7,026,745	$7,435,903

Liabilities
Current
Lease liability	$1,604,264	$1,610,022

Noncurrent
Lease liability	$5,976,977	$6,386,209

Total lease liability	$7,581,241	$7,996,231

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three months ended March 31, 2020.

		Three months ended March 31,
Lease costs	Classification	2020	2019

Operating lease costs	Selling, general and administrative expenses	$547,037	$517,178
Operating lease costs	Direct costs	60,861	60,861
Sublease income	Selling, general and administrative expenses	(2,400)	(47,099)
Net lease costs		$605,498	$530,940

Maturities of lease liabilities were as follows:

2020 (excluding three months ended March 31, 2020)	$1,675,724
2021	1,919,733
2022	1,294,106
2023	1,305,358
2024	1,357,335
Thereafter	2,173,036
Total lease payments	$9,725,292
Less: Imputed interest	(2,144,052)
Present value of lease liabilities	$7,581,240

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right-of-use asset. The weighted average remaining lease term for our operating leases was six years at March 31, 2020.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the three months ended March 31, 2020, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $105,788 during the three months ended March 31, 2020.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

As a condition to the acquisition of Viewpoint, David Shilale entered into an employment agreement with the Company to continue as an employee after the closing of the Viewpoint purchase. Mr. Shilale’s employment agreement is for a period of three years from the closing date of the Viewpoint purchase and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets. The bonus for Mr. Shilale is determined at the sole discretion of the Company’s Board of Directors and management. The agreement does not provide for guaranteed increases to the base salary. The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

In connection with the acquisition of The Door, each of the former members of The Door (the “Door Members”) has entered into a four-year employment agreement with The Door, pursuant to which each Door Member has agreed not to transfer any shares of Common Stock received as consideration for the merger (the “Share Consideration”) in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

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

As a condition to the closing of the acquisition of 42West each of the three principal sellers entered into employment agreements with the Company and have agreed to continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and contain provisions for termination and as a result of death or disability. During the term of the employment agreements, these persons are entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as are entitled to paid vacation in accordance with the Company’s policy. Each of the employment agreements contains lock-up provisions pursuant to which each such person has agreed to certain transfer restrictions with respect to the shares of Common Stock received in connection with the acquisition of 42West. The Company is negotiating the renewal of two of the employment agreements with the principal sellers of 42West.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of March 31, 2020.

NOTE 21 – SUBSEQUENT EVENTS

On March 27, 2020, President Trump signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Between April 19, 2020 and April 23, 2020, the Company and four of its subsidiaries executed notes and received an aggregate amount of approximately $2.8 million from five PPP Loans from BankUnited, N.A., under the Paycheck Protection Program which was established under the CARES Act and is administered by the U.S. Small Business Administration. The proceeds from each PPP Loan will be used in accordance with the terms of the CARES Act program, as described further below. The application for the PPP Loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company.  This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the PPP Loan and the forgiveness of the PPP Loans is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans.

The PPP Loans mature between April 19, 2022 and April 23, 2022 and bear interest at a rate of 1.0% per annum. Commencing November 19, 2020 through November 23, 2020 (the “First Payment Dates”), the Company and its subsidiaries are required to pay the Lender all accrued interest that has not been forgiven. Additionally, beginning on the First Payment Dates and each month thereafter, the Company and its subsidiaries shall make equal monthly payments of principal and accrued interest as necessary to fully amortize the principal amount outstanding by the maturity date. The PPP Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loans are unsecured, and all or a portion of the PPP Loans may be forgiven upon application to the Lender for certain expenditure amounts made, including payroll costs and rent, during the 8-week period beginning on the date of first disbursement, in accordance with the requirements under the PPP.

On May 1 and May 8, 2020, the Company made payments in the aggregate amount of $250,000 as the final installment for the consideration of the acquisition of Viewpoint.

Pursuant to the Shore Fire purchase agreement, on April 1, 2020, the Company paid $124,836 to the seller of Shore Fire as a working capital adjustment and on June 4, 2020, the Company paid the Shore Fire seller $250,000 for the third installment of the purchase price.  (see Note 4 for additional details on the Shore Fire purchase)

On June 2, 2020, Lincoln Park converted the remaining balance of $100,000 of the 2019 Lincoln Park Note into 127,746 shares of Common Stock.

On June 4, 2020, the Company issued 932,866 shares of Common Stock to the sellers of 42West related to the earnout consideration that was earned during the year ended December 31, 2017.

On June 5, 2020, the Company issued and sold to certain institutional investors through a registered direct offering an aggregate of 7,900,000 shares of the Common Stock at a price of $1.05 per share. The offering of the shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The Company received proceeds of approximately $7.6 million from the issuance and sale of the Common Stock after deducting related offering expenses.

On June 5, 2020, Lincoln Park, through a cashless exercise formula, exercised 2019 Lincoln Park Warrants and issued 377,016 shares of Common Stock.

On June 4, 5, 15, and 17, 2020 and on July 1, 2020, eight holders of convertible promissory notes converted an aggregate amount of approximately $1.3 million of principal and accrued interest into 2,322,399 shares of Common Stock.

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

Through our subsidiaries, 42West, The Door and Shore Fire, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West, The Door and Shore Fire are both recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

On March 11, 2020. The World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected our business and demand for certain of our services.  Hotels, restaurants and content productions have reduced or suspended operating activities which has negatively impacted the clients we serve. As a result, our revenues have been negatively impacted from the suspension or reduction of services we provide to clients that operate in these industries.  We have taken steps to align our expenses with our changes in revenue.  The steps being taken across the Company include freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending.  We continue to believe that our strategic strengths discussed above will continue to assist us as we navigate a rapidly changing marketplace. The effects of COVID-19 pandemic are negatively impacting our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

2020 Direct Registered Offering

On June 5, 2020, we issued and sold to certain institutional investors in a registered direct offering an aggregate of 7.9 million shares of our common stock at a price of $1.05 per share. The offering of the shares was made pursuant to our effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We received proceeds of approximately $7.6 million from the issuance and sale of our common stock after deducting related offering expenses.

Revision of Prior Period Financial Statements

During the preparation of condensed consolidated financial statement for the three months ended March 31, 2020, we identified certain immaterial errors related to its accounting of the 2019 Lincoln Park Note, 2019 Lincoln Park Warrants and the Pinnacle Note.  We concluded that the conversion feature of the 2019 Lincoln Park Note and the 2019 Lincoln Park Warrants met the definition of a derivative and should have been recorded at fair value at inception and remeasured at each reporting period with changes in the fair value recognized in earnings. The accretion to par value of the 2019 Lincoln Park Note is recorded as interest expense.  We had originally accounted for the 2019 Lincoln Park Warrants as equity-linked instruments and had not bifurcated the conversion feature in the 2019 Lincoln Park Note.

We also reviewed the Pinnacle Note that had a down round provision allowing for the repricing of the conversion price upon the Company’s issuance of equity securities at a price lower than the Pinnacle Note conversion price.  On October 21, 2019, we sold shares of Common Stock in a registered public offering, at a price of $0.78 when the Pinnacle Note conversion price was $3.00.  As a result, the conversion price of the Pinnacle Note was repriced to $0.78.  Due to the repricing, we should have recorded a beneficial conversion feature on the date of the repricing and amortized the beneficial conversion feature as interest expense over the remaining life of the Pinnacle Note that matured on January 5, 2020.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the errors and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to the our results of operations for the three months ended March 31, 2020.  Accordingly, the Company revised the consolidated balance sheets and quarterly and year to date 2019 consolidated statements of operations as of and for the quarterly and year to date periods ended June 30, 2019, September 30, 2019 and December 31, 2019, including the related notes presented herein, as applicable. The errors did not impact net cash used in operations reported in the consolidated statement of cash flows for any of those periods.

A summary of the revisions to previously reported financial information is as follows:

	As Reported	Adjustment		As Adjusted
Revised Consolidated Balance Sheet as of June 30, 2019
Convertible note payable (noncurrent)	$1,044,232	$(380,636)	[2]	$663,596
Warrant liability (noncurrent)	$—	$302,306	[3]	$302,306
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,559,526	$71,670		$8,631,196
Total liabilities	$31,088,896	$71,670		$31,160,566
Additional paid in capital	$103,571,126	$(166,887)	[5]	$103,404,239
Accumulated deficit	$(95,298,433)	$95,217		$(95,203,216)
Total stockholders' equity	$8,489,611	$(71,670)		$8,417,941

Revised Condensed Consolidated Statement of Operations for the three months ended June 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(301,138)	$(16,549)	[8]	$(317,687)
Total other income	$310,211	$95,217		$405,429
Loss before income taxes/Net loss	$(891,867)	$95,217		$(796,650)
Basic net loss per share	$(0.06)	$0.01		$(0.05)
Diluted net loss per share	$(0.06)	$0.01		$(0.05)

Revised Condensed Consolidated Statement of Operations for the six months ended June 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(589,108)	$(16,549)	[8]	$(605,657)
Total other income	$1,257,981	$95,217		$1,353,198
Loss before income taxes/Net loss	$(769,259)	$95,217		$(674,042)
Basic net loss per share	$(0.05)	$0.01		$(0.04)
Diluted net loss per share	$(0.13)	$0.01		$(0.12)

	As Reported	Adjustment		As Adjusted
Revised Consolidated Balance Sheet as of September 30, 2019
Convertible note payable (noncurrent)	$1,477,597	$(330,989)	[2]	$1,146,608
Warrant liability (noncurrent)	$—	$228,269	[3]	$228,269
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,299,494	$47,280		$8,346,774
Total liabilities	$29,890,000	$47,280		$29,937,280
Additional paid in capital	$103,146,270	$(166,887)	[5]	$102,979,383
Accumulated deficit	$(95,649,264)	$119,607		$(95,529,657)
Total stockholders' equity	$7,717,630	$(47,280)		$7,670,350

Revised Condensed Consolidated Statement of Operations for the three months ended September 30, 2019
Change in fair value of derivative liability	$—	$—		$—
Change in fair value of warrant liability	$—	$74,037	[7]	$74,037
Interest expense	$(295,556)	$(49,647)	[8]	$(345,203)
Total other income	$1,061,340	$24,390		$1,085,730
Loss before income taxes/Net loss	$(350,831)	$24,390		$(326,441)
Basic net loss per share	$(0.02)	$—		$(0.02)
Diluted net loss per share	$(0.05)	$—		$(0.05)

Revised Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$155,803	[7]	$155,803
Interest expense	$(884,665)	$(66,196)	[8]	$(950,861)
Total other income	$2,319,321	$119,607		$2,438,928
Loss before income taxes/Net loss	$(1,120,090)	$119,607		$(1,000,483)
Basic net loss per share	$(0.07)	$0.01		$(0.06)
Diluted net loss per share	$(0.17)	$—		$(0.17)

Revised Consolidated Balance Sheet as of December 31, 2019
Convertible note payable (noncurrent)	$1,907,575	$(177,957)	[2]	$1,729,618
Convertible note payable (current)	$2,452,960	$(69,350)	[9]	$2,383,610
Warrant liability (noncurrent)	$—	$189,590	[3]	$189,590
Derivative liability	$—	$170,000	[4]	$170,000
Total current liabilities	$22,490,861	$(69,350)		$22,421,511
Total noncurrent liabilities	$10,392,050	$181,633		$10,573,683
Total liabilities	$32,882,911	$112,283		$32,995,194
Additional paid in capital	$105,443,656	$1,022,240	[10]	$106,465,896
Accumulated deficit	$(96,024,243)	$(1,134,523)		$(97,158,766)
Total stockholders' equity	$9,688,815	$(112,283)		$9,576,532

Revised Condensed Consolidated Statement of Operations for the three months ended December 31, 2019[1]
Change in fair value of derivative liability	$—	$(20,000)	[6]	$(20,000)
Change in fair value of warrant liability	$—	$38,679	[7]	$38,679
Interest expense	$(321,536)	$(1,272,810)	[11]	$(1,594,345)
Total other income	$154,258	$(1,254,130)		$(1,099,872)
Loss before income taxes	$(491,486)	$(1,254,130)		$(1,745,616)
Net loss	$(73,287)	$(1,254,130)		$(1,327,417)
Basic net loss per share	$—	$(0.07)		$(0.07)
Diluted net loss per share	$(0.02)	$(0.06)		$(0.08)

Revised Condensed Consolidated Statement of Operations for the year ended December 31, 2019
Change in fair value of derivative liability	$—	$10,000	[6]	$10,000
Change in fair value of warrant liability	$—	$194,482	[7]	$194,482
Interest expense	$(1,206,201)	$(1,339,006)	[11]	$(2,545,207)
Total other income	$2,473,579	$(1,134,523)		$1,339,056
Loss before income taxes	$(1,611,576)	$(1,134,523)		$(2,746,099)
Net loss	$(1,193,377)	$(1,134,523)		$(2,327,900)
Basic net loss per share	$(0.07)	$(0.07)		$(0.14)
Diluted net loss per share	$(0.20)	$(0.04)		$(0.24)

[1]	The Company is not required to and has not previously reported information on the statement of operations for the three months ended December 31, 2019
[2]	Fair value and accretion to par value of the 2019 Lincoln Park Note.
[3]	Fair value of the 2019 Lincoln Park Warrants.
[4]	Fair value of the conversion feature of the 2019 Lincoln Park Note.
[5]	Reversal of beneficial conversion feature recorded for the 2019 Lincoln Park Note
[6]	Change in fair value of bifurcated conversion feature of 2019 Lincoln Park Note.
[7]	Change in fair value of 2019 Lincoln Park Warrant liability.
[8]	Reversal of the amortization of the beneficial conversion feature of the 2019 Lincoln Park Note offset by accretion of the 2019 Lincoln Park Note.
[9]	Unamortized discount on the beneficial conversion feature of the Pinnacle Note.
[10]	Contingent beneficial conversion feature on repricing of Pinnacle Note conversion, offset by reversal of beneficial conversion feature of the 2019 Lincoln Park Note.
[11]	Accretion of the 2019 Lincoln Park Note and $1.2 million of amortization of the beneficial conversion feature of the Pinnacle Note.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2019 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). As noted above, on June 5, 2020, we sold 7.9 million shares and received proceeds in the amount of approximately $7.6 million. Management is planning to raise any necessary additional funds through additional sales of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Any such issuances of additional shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. In April of 2020, we received five separate loans for an aggregate amount of $2.8 million under the Paycheck Protection Plan which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Payroll Protection Plan.  There is no assurance that our loans will be forgiven.

Revenues

For the three months ended March 31, 2020 and 2019, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities and musicians, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. The table below sets forth the percentage of total revenue derived from our two segments for the years ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Revenues:
Entertainment publicity and marketing	100.0%	98.7%
Content production	0.0%	1.3%
Total revenue	100.0%	100.0%

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

Depreciation and amortization include the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the three months ended March 31, 2020 and 2019 other income and expenses consisted of: (1) gain (loss) on extinguishment of debt; (2) changes in fair value of put rights; (3) change in fair value of contingent consideration and (4) interest and debt amortization. For the three months ended March 31, 2020, other income and expenses also included a loss on the deconsolidation of the Max Steel variable interest entity, income from change in the fair value of convertible notes and derivative liability, and income from change in the fair value of warrants liability.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 as compared to three months ended March 31, 2019

Revenues

For the three months ended March 31, 2020 and 2019 our revenues were as follows:

	For the three months ended March 31,
	2020	2019
Revenues:
Entertainment publicity and marketing segment	$6,633,800	$6,238,099
Content production segment	—	78,990
Total revenue	$6,633,800	$6,317,089

Revenues from entertainment publicity and marketing increased by approximately $0.4 million, for the three months ended March 31, 2020, as compared to the same period in the prior year. The increase was due primarily to the addition of revenues of Shore Fire acquired on December 3, 2019.  These revenues were partially offset by a decrease in revenues of 42West and Viewpoint for one-time projects completed during the three months ended March 31, 2019.

Revenues from content production decreased by approximately $0.1 million for the three months ended March 31, 2020, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We do not expect to generate additional revenues from Max Steel.

Expenses

For the three months ended March 31, 2020 and 2019, our expenses were as follows:

	For the three months ended
	March 31,
	2020	2019
Expenses:
Direct costs	$688,977	$1,187,419
Selling, general and administrative	1,120,616	795,867
Depreciation and amortization	521,003	481,642
Legal and professional	284,440	375,909
Payroll	4,889,623	4,301,413
Total expenses	$7,504,659	$7,142,250

Direct costs decreased by approximately $0.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects.  The decrease in direct costs is primarily related to the decrease in Viewpoint’s revenue, discussed above, due to one-time projects completed in the three months ended March 31, 2019.

Selling, general and administrative expenses increased by approximately $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase is primarily due to selling, general and administrative expenses of Shore Fire that was acquired on December 3, 2019 being included for the three months ended March 31, 2020 and $0.2 million bad debt that had been previously written off and was received during the three months ended March 31, 2019.

Legal and professional fees decreased by approximately $0.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease is primarily due to a decrease in audit and legal fees.

Payroll expenses increased by approximately $0.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase for the three months ending March 31, 2020 is primarily due to the addition of payroll for Shore Fire acquired on December 3, 2019.

Other Income and Expenses

	For the three months ended
	March 31,
	2020	2019
Other Income and expenses:
Gain (loss) on extinguishment of debt, net	$3,259,865	$(21,287)
Loss on deconsolidation of Max Steel VIE	(1,484,591)	—
Change in fair value of put rights	1,470,740	1,527,026
Change in fair value of contingent consideration	103,000	(270,000)
Change in fair value of convertible notes and derivative liabilities	147,459	—
Change in fair value of warrants	72,515	—
Interest expense and debt amortization	(624,282)	(287,970)
Total	$2,944,706	$947,769

During the three months ended March 31, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE.  On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt.  As a result, we recorded a gain on extinguishment of debt of $3.3 million during the three months ended March 31, 2020.  During the three months ended March 31, 2019, a holder of a convertible promissory note elected to convert the principal on the promissory note thereunder into 53,191 shares of our Common Stock pursuant to the terms of the promissory note, at a conversion price of $1.41 per share. On the date of the conversion, the market price of our Common Stock was $1.81 per share, resulting in a loss on extinguishment of debt of $0.02 million.

During the three months ended March 31, 2020 and after receiving confirmation from the lender of the Max Steel production service agreement (discussed above), we reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE.  As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million.  See Note 13—(Variable Interest Entities) to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion on our analysis of primary beneficiary status.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights decreased by approximately $1.5 million for the three months ended March 31, 2020 and 2019.

The fair value of contingent consideration related to our acquisition of The Door was recorded at fair value on our balance sheet on the acquisition date. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the three months ended March 31, 2020, the fair value of the contingent consideration decreased by approximately $0.1 million and increased by approximately $0.3 million for the three months ended March 31, 2019.

We elected the fair value option for certain convertible notes issued in 2020.  The embedded conversion feature of the 2019 Lincoln Park Note meets the criteria for a derivative. The fair value of these notes and embedded conversion feature is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations.  The aggregate fair value of the convertible notes and the embedded conversion feature decreased by $0.1 million for the three months ended March 31, 2020 and as such we recorded a gain in the change in fair value of these convertible notes and derivatives on our condensed consolidated statement of operations. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with each of the 2019 and 2020 Lincoln Park convertible notes payable and Series “I” warrant were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense.  The fair value of these warrants decreased by $72,515 for the three months ending March 31, 2020.

Interest expense and debt amortization expense increased by approximately $0.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to $0.3 million of debt amortization recorded for the beneficial conversion feature upon the conversion of certain notes in the three months ended March 31, 2020.

Net Income

Net income was approximately $2.1 million or $0.08 per share based on 20,498,564 weighted average shares outstanding for basic earnings per share and net income of approximately $0.3 million or $0.01 per share based on 28,384,982 weighted average shares on a fully diluted basis for the three months ended March 31, 2020. Net income was approximately $0.1 million or 0.01 per share based on 15,944,443 weighted average shares outstanding and $(1.4) million or $(0.08) per share based on 18,690,377 weighted average shares outstanding for fully diluted (loss) earnings per share for the three months ended March 31, 2019. The increase in net income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three months ended March 31, 2020 as compared to three months ended March 31, 2019

Cash flows used in operating activities for three months ended March 31, 2020 was $0.4 million.  Our net income of approximately $2.1 million was primarily due to non-cash items such as gain on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of approximately $2.5 million resulting in $0.5 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.1 million, primarily from the decrease of other current liabilities.  Cash flows used in operating activities for three months ended March 31, 2019 was $0.4 million.  Our net income of approximately $0.1 million was primarily due to non-cash items such as changes in the fair value of liabilities in the aggregate net amount of approximately $0.7 million resulting in $0.6 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.2 million.

Cash flows used in investing activities for the three months ended March 31, 2020 were approximately $0.3 million as compared to $0.02 million for the three months ended March 31, 2019 primarily due to an installment of $0.3 million of Shore Fire purchase price due to the seller.

Cash flows provided by financing activities for the three months ended March 31, 2020 were approximately $0.3 million compared to $1.5 million cash flows used in financing activities for the three months ended March 31, 2019. Cash flows provided by financing activities for the three months ended March 31, 2020 consisted primarily of (i) $0.5 million repayment of line of credit with Bank United; (ii) $2.4 million provided by the sale of convertible promissory notes; (iii) $1.2 repayment of a convertible promissory note upon its maturity and (iv) $0.4 million used to buy back our Common Stock pursuant to Put Rights that were exercised. By contrast cash flows used in financing activities during three months ended March 31, 2019 consisted primarily of (i) $0.2 million proceeds from the sale of a note payable; (ii) $0.1 million repayment of our debt under the prints and advertising loan; (iii) $0.8 million used for pay the second installment of the consideration for the purchase of The Door; (iv) $0.4 million used to pay certain 42West employees the second installment of the consideration for the purchase of 42West and (v) $0.5 million used to buy back our Common Stock pursuant to Put Rights that were exercised.

As of March 31, 2020 and 2019, we had cash available for working capital of approximately $1.9 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $5.5 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office, respectively, and a working capital deficit of approximately $10.7 million and $15.5 million, respectively.

These factors, along with an accumulated deficit of $94.0 million as of March 31, 2020, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of Common Stock or securities convertible into Common Stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

Our subsidiaries operate in industries that have been adversely affected by the government mandated shelter-in-place, stay-at-home and work-from-home orders as a result of the novel coronavirus COVID-19. Between April 19, 2020 and April 23, 2020, we entered into five separate loan agreements and received an aggregate amount of approximately $2.8 million under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Paycheck Protection Program.  There is no assurance that our obligation under these loans will be forgiven.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of March 31, 2020, our total debt was approximately $10.4 million and our total stockholders’ equity was approximately $12.6 million. Approximately $2.8 million of the total debt as of March 31, 2020 represents the fair value of put rights in connection with the 42West acquisition, which may or may not be exercised by the sellers.

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

Put Rights

In connection with the 42West acquisition, pursuant to put agreements, we granted the sellers put rights to require us to purchase up to an aggregate of 1,187,087 shares of Common Stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the three months ended March 31, 2020, we purchased 177,518 shares of our Common Stock from certain of the sellers in accordance with the put agreements. An aggregate purchase price of $375,000 was paid during the three months ended March 31, 2020, including $275,000 for put rights exercised in December 2019. As of March 31, 2020, we owed the 42West sellers $1,537,200 for put rights that had been exercised.

Financing Arrangements

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

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $3.3 million during the three months ended March 31, 2020.  As of March 31, 2020 and December 31, 2019, we had a balance of $0 and $3.3 million on our condensed consolidated balance sheets related to the Production Service Agreement.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A., (the “Loan Agreement”), for a revolving line of credit agreement under a revolving note. The revolving line of credit matures on March 15, 2020 and bears interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that can be drawn on the revolving line of credit is $2,300,000. Amounts outstanding under the note are secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 183,296 shares of our common stock, per the put agreements with the sellers. On February 20, 2020, in anticipation of converting the line of credit into a term loan, we partially repaid the line of credit in the amount of $500,000. On March 31, 2020 we converted the line of credit into a three-year term loan in the amount of $1,200,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan.  The term loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of March 31, 2020, the outstanding balance on the Term Loan was $1,200,390, of which $372,863 was included in current liabilities and $827,527 was included in noncurrent liabilities on our condensed consolidated balance sheet.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. As of March 31, 2020, we were in compliance with all covenants.

Promissory Notes

Nonconvertible Notes

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

On June 14, 2017, we issued a promissory note in the amount of $400,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum. We agreed to extend the maturity date until June 14, 2021.

We have a balance of $290,462 in current liabilities and $1,074,122 in noncurrent liabilities, along with accrued interest of $8,788 in other current liabilities related to these promissory notes on our balance sheet as of March 31, 2020.

Convertible Notes

2020 Fair Value Convertible Notes

On January 3, 2020, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million, herein referred to as 2020 Lincoln Park Note, together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on March 4, May 4, and July 3, 2020 we issued warrants to purchase up to 207,588 shares of our common stock and including the warrants issued on January 3, 2020 are collectively referred to as the 2020 Lincoln Park Warrants.  The 2020 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2020 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $2.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. The 2020 Lincoln Park Note matures on January 3, 2022.  The proceeds of the 2020 Lincoln Park Note were used to repay Pinnacle Note described below.

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

On March 4, 2020, we issued a convertible promissory note to a third-party investor and received $500,000. We also issued a warrant to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $0.78 per share of our common stock.

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

2019 Fair Value Convertible Note

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million, herein referred to as the 2019 Lincoln Park Note, together with warrants to purchase up to 137,500 shares of our common stock at an exercise price of $2.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 137,500 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on each of July 23, 2019, September 20, 2019 and November 20, 2019 we issued warrants to purchase up to 137,500 shares of our common stock, and including the warrants issued on May 20, 2019 are collectively referred to as the 2019 Lincoln Park Warrants. The 2019 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2019 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The 2019 Lincoln Park Note matures on May 21, 2021.  The 2019 Lincoln Park Note contains a clause that re-prices the conversion price if we sell equity securities within 180-days of the 2019 Lincoln Park Note.  On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the conversion price of the 2019 Lincoln Park Note was adjusted to $0.78. On each of February 3, February 13, February 27, and March 4, 2020, Lincoln Park notified us that they were converting $250,000 of the 2019 Lincoln Park Note into 319,366 shares of our common stock. On June 2, 2020, Lincoln Park notified us that they were converting the remaining $100,000 of the 2019 Lincoln Park Note and on June 5, 2020, they exercised all of the 2019 Lincoln Park Warrants using a cashless exercise formula and were issued 377,016 shares of our common stock.

2020 Convertible Debt

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

2019 Convertible Debt

On October 11, 2019, we issued a convertible promissory note agreement to a third-party investor and received $500,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share.

On September 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $250,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share.

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

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On January 12, 2020, the investor converted the principal amount of the convertible promissory note and was issued 254,326 shares of our common stock at a purchase price of $0.59 per share.

On March 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share.  On January 1, 2020, the investor converted the principal amount of the convertible promissory note and was issued 346,021 shares of our common stock at a price of $0.58 per share.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million, to Pinnacle Family Office Investments, L.P. (“Pinnacle”), pursuant to a securities purchase agreement, dated the same date, herein referred to as the Pinnacle Note. We used the proceeds of the Pinnacle Note to finance the Company’s acquisition of The Door. Our obligations under the Pinnacle Note were secured primarily by a lien on the assets of The Door and Viewpoint. The Pinnacle Note matured on January 5, 2020. The Pinnacle Note contained a clause that re-prices the conversion price if we sell equity securities at a price lower than the conversion price at any time that the Pinnacle Note is outstanding. On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the conversion price of the Pinnacle Note was adjusted to $0.78.   On December 4, 2019, Pinnacle notified us that they were converting $297,936 of the Note into 380,603 shares of our common stock.

On January 5, 2020, the Pinnacle Note maturity date, we paid Pinnacle $1,231,678, including accrued interest of $29,614, in full satisfaction and repayment of the Pinnacle Note.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. The convertible promissory notes mature during the third quarter of 2020 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of our common stock at a price of either (i) the 90 day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. As of March 31, 2020, we had a balance of $550,000 in current liabilities related to these convertible promissory notes.

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

Additionally, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates on certain accounting matters, which include the allowance for doubtful accounts, carrying value of the goodwill and other intangible assets, based on the facts and circumstances available to us as of the reporting date. Our future assessment of the magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in material impacts to our financial statements in future reporting periods.

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

Goodwill

As of March 31, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint and Shore Fire we have a balance of $18,072,825 of goodwill on our condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment.  This amount includes a working capital adjustment in the amount of $124,836 made during the three months ended March 31, 2020, pursuant to Shore Fire purchase agreement. We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We evaluate goodwill in the fourth quarter of every year or more frequently if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its’ carrying amount, we conduct a quantitative goodwill impairment test. This impairment test involves comparing the fair value of the reporting unit with its’ carrying value (including goodwill). We estimate the fair values of our reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the estimated fair value of the reporting unit is less than its’ carrying value, a goodwill impairment exists for the reporting unit and an impairment loss is recorded.

We determined that the adverse effects of COVID-19 on certain of the industries in which we operate could be an indicator of a possible impairment of goodwill.  As such, we updated our estimates and assumptions, with the information available as of the date of this report, performed an impairment test on the carrying value of our goodwill and determined that an impairment adjustment was not necessary.  As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated.  Our future assessment of the magnitude of the effects of the COVID-19 outbreak on our business could result in impairment of goodwill in future reporting periods.

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

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using our incremental borrowing rate as of January 1, 2019 for the leases in existence on the date of adoption or our incremental borrowing rate on the date of the lease for leases entered into after January 1, 2019. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by us and excluding any lease incentives received from the Lessor. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). Applying this guidance, we recognize revenue when promised goods or services are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue from our entertainment publicity and marketing segment consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. Revenues from content produced for digital marketing is recognized upon satisfactory delivery to the client.

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

We evaluate our financial instruments to determine if those instruments or any embedded components of those instruments potentially qualify as derivatives required to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The accounting for warrants issued to purchase shares of our common stock is based on the specific terms of the respective warrant agreement, and are generally classified as equity, but may be classified as a derivative liability if the warrant agreement provides required or potential full or partial cash settlement. A warrant classified as a derivative liability, or a bifurcated embedded conversion or settlement option classified as a derivative liability, is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. If upon the occurrence of an event resulting in the warrant liability or the embedded derivative liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

The 2019 Lincoln Park Warrants, the 2020 Lincoln Park Warrants, the Series “I” Warrant and the 2019 Lincoln Park Note conversion option were each determined to be a derivative liability under FASB ASC 815. Each are classified as a long-term liability on our condensed consolidated balance sheet. They were each initially measured at fair value at time of issuance and subsequently remeasured at fair value on a recurring basis at each reporting period, with changes in fair value recognized as other income or expense in the consolidated statement of operations.  The warrants were valued using a Black-Scholes simulation valuation model, while the 2019 Lincoln Park Note conversion option utilized a Monte-Carlo simulation valuation model.  The models utilized our common stock price and certain Level 3 inputs to take into account the probabilities of certain events occurring over their respective life.

We account for the issued and outstanding 2020 Fair Value Convertible Notes under the “Fair Value Option election” of ASC 825, Financial Instruments, as discussed below.  The notes are each a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815.  Notwithstanding, ASC 825-10-15-4 provides for the “fair value option (“FVO”), to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Further, the estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statement of operations. With respect to our 2020 Fair Value Convertible Notes, the “other income (expense) component” is presented in a single line in the consolidated statement of operations within net income, as none of the change in fair value was attributable to instrument specific credit risk. See our accompanying unaudited condensed consolidated financial statements Note 9 - Notes Payable, and Note 11 - Fair Value Measurements, for a further discussion of such FVO election and the 2020 Fair Value Convertible Notes.

The recurring and non-recurring estimated fair value measurements are subjective and are affected by changes in inputs to the valuation models, including our common stock price, and certain Level 3 inputs, including, the assumptions regarding the estimated volatility in the value of our common stock price; our dividend yield; the likelihood and timing of future dilutive transactions, as applicable, along with the risk-free rates based on U.S. Treasury security yields. Changes in these assumptions can materially affect the estimated fair values.

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration. In March of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of Common Stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, through specified dates in December 2020. During the three months ended March 31, 2020, we purchased 177,518 shares of our Common Stock from certain of the sellers in accordance with the put agreements. An aggregate purchase price of $375,000 was paid during the three months ended March 31, 2020, including $275,000 for put rights exercised in December 2019.  As of March 31, 2020, there were 124,762 put rights outstanding to be exercised.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and 2019, we did not have any material off-balance sheet arrangements.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by our subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, which have not been remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2020, under the direction of our board of directors, as follows:

•

Our board of directors intends to review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the board of directors plans to implement controls as needed assuming a cost benefit relationship. In addition, our board of directors plans to evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020.

The extent to which the COVID-19 outbreak will adversely impact the global economy, the entertainment industry, our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The global spread of COVID-19 has created significant operational volatility, uncertainty and disruption, both in the global economy, in general, and in the entertainment industry, in particular. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;
•

governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•	the impact of the outbreak on the financial markets and economic activity generally;
•	the effect of the outbreak on our clients and other business partners;
•	our ability to access the capital markets and sources of liquidity on reasonable terms;
•	potential goodwill or other impairment charges;
•	increased cybersecurity risks as a result of remote working conditions;
•	our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and
•	the ability of our clients to pay for our services during and following the outbreak.

A continued slowdown in the economy has begun to have, and we expect will continue to have, a negative impact on many of our clients. Some clients have begun responding to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain.

Our loans under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

Between April 19 and April 23, 2020, we and each of our subsidiaries, received five separate loans under the Paycheck Protection Program, referred to as the PPP Loans, which was established under the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act,  in the aggregate principal amount of approximately $2.8 million. Pursuant to Section 1106 of the CARES Act we may apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.

The SBA continues to develop and issue new and updated guidance regarding the PPP Loans application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the anticipated PPP Loans will be forgiven in whole or in part.

Additionally, the PPP Loans applications required us to certify that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loans and that our receipt of the PPP Loans is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loans, we are found to have been ineligible to receive the PPP Loans or in violation of any of the laws or regulations that apply to us in connection with the PPP Loans, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans. In the event that we seek forgiveness of all or a portion of the PPP Loans, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP Loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2020 – 1/31/2020	—	$—	—	—
2/1/2020 – 2/29/2020	10,846	9.22	—	—
3/1/2020 – 3/31/2020	166,672	9.22	—	—
Total	177,518	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, the sellers exercised their put rights for an aggregate of 177,518 shares of common stock.  We paid an aggregate amount of $375,000, including $275,000 paid for put rights exercised in December 2019 and paid in January 2020, related to the exercise of put rights. See Note 4—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the put agreements.

Convertible Notes Payable and Warrants

On March 4, 2020, we issued a convertible promissory note to a third-party investor and received $500,000. We also agreed to issue a warrant to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $0.78 per share of our common stock. The initial exercise date of the warrants is September 4, 2020 and can be exercised thereafter for a period of five years.

On March 18, 2020, we issued two convertible promissory note agreements to two, third-party investors and received $120,000 and $75,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 18, 2022. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price $0.78 per share.

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

On March 4, May 5, and July 3, 2020, pursuant to the terms of the securities purchase agreement with Lincoln Park, we issued Series F, Series G and Series H Warrants that each entitle the holder to purchase up to 207,588 shares of Common Stock at $0.78 per share.  The initial exercise dates of the Series F, Series G and Series H Warrants are September 4, 2020  November 5, 2020 and January 3, 2021, respectively, and each can be exercised thereafter for a period of five years.

The securities referred to above were issued, and any shares of common stock to be issued upon conversion or exercise thereof, as applicable, will be issued by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 5. OTHER INFORMATION

As previously disclosed on October 17, 2019, the Company received a deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that its common stock fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice from Nasdaq. On April 15, 2020, the Company received a notice from Nasdaq that the date to achieve compliance had been extended an additional 180 days until October 12, 2020.

To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days during this 180-day grace period. The Company’s failure to regain compliance during this period could result in delisting. On April 20, 2020, the Company received an additional notice from Nasdaq (the “Tolling Notice”), which stated that, due to current market conditions, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020. As a result, the new date by which the Company has to regain compliance with the minimum bid price requirement is December 28, 2020. To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days at any point prior to December 28, 2020, at which point Nasdaq would provide written confirmation to the Company and close the matter. If the Company is unable to regain compliance by December 28, 2020, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company is presently evaluating various courses of action to regain compliance. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s rule or will otherwise be in compliance with other Nasdaq listing criteria.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Dolphin Entertainment, Inc. Senior Convertible Note, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated by reference herein.
4.2	Form of Warrant issued to Lincoln Park Capital Fund LLC, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated by reference herein.
10.1

Securities Purchase Agreement, dated as of January 3, 2020 by and between the Company and Lincoln Park Capital Fund, LLC filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated by reference herein.

10.2

Registration Rights Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated by reference herein.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 13, 2020.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer