Form 10-Q
period 2020-06-30
Dolphin Entertainment, Inc.
filed 2020-08-17
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

The number of shares of common stock outstanding was 32,179,872 as of August 11, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current
Cash and cash equivalents	$12,560,206	$2,196,249
Restricted cash	714,089	714,089
Accounts receivable, net	2,521,885	3,581,155
Other current assets	187,504	372,872
Total current assets	15,983,684	6,864,365

Capitalized production costs, net	274,575	203,036
Right-of-use asset	6,567,094	7,435,903
Intangible assets, net of accumulated amortization of $5,130,784 and $4,299,794, respectively.	7,530,549	8,361,539
Goodwill	18,072,825	17,947,989
Property, equipment and leasehold improvements, net	858,098	1,036,849
Investments	220,000	220,000
Deposits and other assets	239,746	502,045
Total Assets	$49,746,571	$42,571,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of June 30, 2020	As of December 31, 2019
LIABILITIES
Current
Accounts payable	$966,096	$832,089
Other current liabilities	2,667,019	3,387,130
Line of credit	—	1,700,390
Term loan	1,100,357	—
Put rights	2,663,237	2,879,403
Accrued compensation	2,625,000	2,625,000
Accrued interest	2,071,073	1,986,679
Debt	—	3,311,198
Paycheck Protection Program loan	1,041,997	—
Loan from related party	1,107,873	1,107,873
Lease liability	1,515,458	1,610,022
Contract liabilities	370,466	309,880
Convertible notes payable	802,500	2,383,610
Convertible notes payable at fair value	740,000	—
Notes payable	692,743	288,237
Total current liabilities	18,363,819	22,421,511
Noncurrent
Put rights	—	124,144
Convertible notes payable	195,000	1,100,000
Convertible notes payable at fair value	1,654,522	629,618
Warrants liability	585,559	189,590
Derivative liability	—	170,000
Notes payable	625,429	1,074,122
Paycheck Protection Program loan	1,753,703	—
Contingent consideration	800,000	330,000
Lease liability	5,659,094	6,386,209
Other noncurrent liabilities	570,000	570,000
Total noncurrent liabilities	11,843,307	10,573,683
Total Liabilities	30,207,126	32,995,194

Commitments and contingencies (Note 20)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 31,608,903 and 17,892,900, respectively, issued and outstanding at June 30, 2020 and December 31, 2019	474,142	268,402
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019	1,000	1,000
Additional paid in capital	115,966,906	106,465,896
Accumulated deficit	(96,902,603)	(97,158,766)
Total Stockholders' Equity	19,539,445	9, 576,532
Total Liabilities and Stockholders' Equity	$49,746,571	$42,571,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	$5,194,725	$6,273,983	$11,828,525	$12,523,890
Content production	—	—	—	78,990
Total revenues	5,194,725	6,273,983	11,828,525	12,602,880

Expenses:
Direct costs	656,849	1,279,657	1,285,361	2,467,076
Selling, general and administrative	978,527	1,071,460	2,223,345	1,859,623
Depreciation and amortization	496,461	478,560	1,017,464	960,203
Legal and professional	362,853	449,061	572,314	832,732
Payroll	2,879,073	4,197,324	7,779,939	8,510,486
Total expenses	5,373,763	7,476,062	12,878,423	14,630,120
Loss before other income (expenses)	(179,038)	(1,202,079)	(1,049,898)	(2,027,240)

Other income (expenses):
Gain (loss) on extinguishment of debt	—	—	3,259,866	(21,287)
Change in fair value of convertible notes and derivative liabilities	(696,420)	30,000	(548,961)	30,000
Loss on deconsolidation of Max Steel VIE	—	—	(1,484,591)	—
Change in fair value of warrants	(483,519)	81,766	(411,004)	81,766
Change in fair value of put rights	47,070	251,350	1,517,810	1,778,376
Change in fair value of contingent consideration	(573,000)	360,000	(470,000)	90,000
Interest expense and debt amortization	(1,058,694)	(317,687)	(1,682,976)	(605,657)
Total other income (expenses)	(2,764,563)	405,429	180,144	1,353,198
Net loss	$(2,943,601)	$(796,650)	$(869,754)	$(674,042)

Loss per Share:
Basic	$(0.12)	$(0.05)	$(0.04)	$(0.04)
Diluted	$(0.12)	$(0.05)	$(0.09)	$(0.12)
Weighted average number of shares used in per share calculation
Basic	23,596,206	15,969,926	21,818,711	15,957,085
Diluted	25,299,336	19,172,087	26,071,775	19,671,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(869,754)	$(674,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,017,464	960,203
Loss on deconsolidation of Max Steel VIE	1,484,591	—
Beneficial conversion feature of convertible notes payable	1,227,993	—
Interest owed on convertible debt settled with shares of common stock upon conversion	10,812	—
Amortization of debt discount	59,726	89,206
(Gain) loss on extinguishment of debt, net	(3,259,866)	21,287
Bad debt and recovery of account receivable written off, net	192,471	(115,784)
Change in fair value of put rights	(1,517,810)	(1,778,376)
Change in fair value of contingent consideration	470,000	(90,000)
Change in fair value of warrants	411,004	(81,766)
Change in fair value of notes payable and derivative instruments	548,961	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	866,799	809,592
Other current assets	(114,632)	6,669
Capitalized production costs	(71,539)	(60,454)
Deposits and other assets	(96,137)	(58,780)
Contract liability	60,586	(330,149)
Accounts payable	134,009	(174,258)
Lease liability, net	47,130	100,574
Other current liabilities	114,258	346,511
Other noncurrent liabilities	—	(217,712)
Net Cash Provided by (Used in) Operating Activities	716,066	(1,277,279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,723)	(37,929)
Net Cash (Used in) Investing Activities	(7,723)	(37,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	(600,033)	—
Proceeds from convertible notes payable	2,395,000	1,110,457
Repayment of convertible notes payable	(1,202,064)	—
Proceeds from the issuance of detachable warrants	—	89,543
Proceeds from note payable	—	—
Repayment of notes payable	(42,803)	(38,942)
Repayment of debt, net of interest	—	(99,367)
Proceeds from PPP Loans	2,795,700	—
Exercise of put rights	(459,700)	(1,365,500)
Proceeds from sale of common stock through registered direct offering	7,644,350	—
Acquisition of The Door	—	(771,500)
Acquisition of Shore Fire	(624,836)	—
Acquisition of Viewpoint	(250,000)	(230,076)
42West settlement of change of control provisions	—	(361,760)
Net Cash Provided by (Used in) Financing Activities	9,655,614	(1,667,145)
NET DECREASE IN CASH AND CASH EQUIVALENTS	10,363,957	(2,982,353)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,910,338	6,274,640
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$13,274,295	$3,292,287

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$208,742	$151,100

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of note payable into shares of common stock	$2,650,000	$75,000
Issuance of shares of Common Stock related to the acquisitions	$—	$1,000,000
Liability for contingent consideration for the acquisitions	$800,000	$460,000
Liability for put rights to the Sellers of 42West	$2,663,237	$4,708,191

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the six months ended June 30,
	2020	2019

Cash and cash equivalents	$12,560,206	$2,559,367
Restricted cash	714,089	732,920
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$13,274,295	$3,292,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the six months ended June 30, 2020 and 2019

For the six months ended June 30, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	17,892,900	$268,402	$106,465,896	$(97,158,766)	$9,576,532
Net income for the three months ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	248,733	3,731	(3,731)	—	—
Issuance of shares related to financing agreement	—	—	50,000	750	(750)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	1,877,811	28,167	1,147,254	—	1,175,421
Shares retired from exercise of puts	—	—	(32,538)	(488)	(1,636,712)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	20,036,906	$300,562	$106,273,738	$(93,959,002)	$12,616,298
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(2,943,601)	(2,943,601)
Issuance of shares related to acquisition of Viewpoint	—	—	3,425	51	(51)	—	—
Issuance of shares related to conversion of convertible promissory notes	—	—	2,369,500	35,543	1,260,517	—	1,296,060
Beneficial conversion of convertible promissory note	—	—	—	—	856,863	—	856,863
Issuance of shares related to cashless exercise of warrants	—	—	377,016	5,655	363,820	—	369,475
Issuance of earnout share to sellers of 42West	—	—	932,866	13,993	(313,993)	—	(300,000)
Issuance of shares related to direct registered sale of common stock	—	—	7,900,000	118,500	7,525,850	—	7,644,350
Shares retired from exercise of puts	—	—	(10,810)	(162)	162	—	—
Balance June 30, 2020	50,000	$1,000	31,608,903	$474,142	$115,966,906	$(96,902,603)	$19,539,445

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)

For the six months ended June 30, 2020 and 2019

For the six months ended June 30, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091
Net loss for the six months ended June 30, 2019	—	—	—	—	—	(796,650)	(796,650)
Shares retired from exercise of puts	—	—	(32,538)	(490)	(690,010)	—	(690,500)
Balance June 30, 2019	50,000	$1,000	14,394,562	$215,918	$103,404,239	$(95,203,216)	$8,417,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected the demand for certain of the services the Company offers resulting in decreased revenues and cash flows. One of our subsidiaries operates in the food and hospitality sector that has been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels.  Another subsidiary represents talent, such as actors, directors and producers.  The revenues from these clients has been negatively impacted by the suspension of content production.  Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products.  Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. The Company expects that the effects of COVID-19 pandemic will continue to negatively impact its results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company has taken steps such as freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending to mitigate the effects of COVID-19 on the Company’s financial results. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans.  For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually.  Not more than 40% of the forgiven amount can be attributable to non-payroll costs.  The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its future adherence to the forgiveness criteria.

2020 Registered Direct Offering

On June 5, 2020, the Company issued and sold to certain institutional investors in a registered direct offering an aggregate of 7,900,000 shares of its common stock, par value $0.015 (“Common Stock”), at a price of $1.05 per share. The offering of the shares was made pursuant to the Company’s effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The Company received proceeds of approximately $7.6 million from the issuance and sale of its Common Stock after deducting related offering fees and expenses.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements JB Believe, LLC as a VIE.  During the six months ended June 30, 2020, the Company analyzed its status as the primary beneficiary of Max Steel Productions LLC (“Max Steel VIE”) that has previously been consolidated in the financial statements of the Company and determined that it was no longer the primary beneficiary. As a result, the Company deconsolidated the financial statements of Max Steel VIE on a prospective basis from the Company’s condensed consolidated financial statements as of June 30, 2020.  See Note 13 for further discussion.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior period to conform to classifications used in 2020.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Revision of Prior Period Financial Statements

During the preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, the Company identified certain immaterial errors related to its accounting of the 2019 Lincoln Park Note, 2019 Lincoln Park Warrants and the Pinnacle Note (each as defined in Note 9 – Notes Payable-Convertible Notes below), which were corrected and reflected in the Company’s first quarter, 2020 Form 10-Q. The Company concluded that the conversion feature of the 2019 Lincoln Park Note and the 2019 Lincoln Park Warrants met the definition of a derivative and should have been recorded at fair value at inception and remeasured at each reporting period with changes in the fair value recognized in earnings. The accretion to par value of the 2019 Lincoln Park Note is recorded as interest expense.  The Company had originally accounted for the 2019 Lincoln Park Warrants as equity-linked instruments and had not bifurcated the conversion feature in the 2019 Lincoln Park Note.

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
JUNE 30, 2020

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
JUNE 30, 2020

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

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to our accounting policies as a result of electing the fair value option for certain convertible notes and warrants issued during the three and six months ended June 30, 2020 is discussed below:

Fair Value Option (“FVO”) Election

2020 Convertible Notes

The Company accounts for certain convertible notes issued during the six months ended June 30, 2020 under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The convertible notes accounted for under the FVO election are each a debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging (“ASC-815”). Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Accounting Guidance Not yet Adopted

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net loss of $2,943,601 and $869,754, respectively, for the three and six months ended June 30, 2020, and had an accumulated deficit of $96,902,603 as of June 30, 2020.  As of June 30, 2020, the Company had a working capital deficit of $2,380,135 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. In addition, several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19.  As a result, the Company’s revenues have been negatively impacted by a reduction in the services we provide to clients operating in these industries. The Company has taken measure such as a freeze on hiring, salary reductions, staff reductions and cuts in non-essential spending to mitigate the reduction in revenues.  The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of Common Stock, sales of shares of Common Stock and financial support of certain shareholders. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to curtail its business operations or liquidate.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 3 — GOODWILL

As of June 30, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint and Shore Fire, the Company has a balance of $18,072,825 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The Company determined that the adverse effects of COVID-19 on certain of the industries in which it operates could be an indicator of a possible impairment of goodwill.  As such, the Company updated its estimates and assumptions, with the information available at the time of the assessment, performed an impairment test on the carrying value of its goodwill and determined that an impairment adjustment was not necessary.  As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated.  The Company’s future assessment of the magnitude of the effects of the COVID-19 outbreak on its business could result in impairment of goodwill in future reporting periods.

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

The total consideration paid to the Shore Fire seller in respect of the Shore Fire Purchase is $3.1 million as follows: (i) $1,140,000 in cash on the Shore Fire Closing date (adjusted for Shore Fire’s indebtedness, working capital and cash targets); (ii) $200,000 in shares of Common Stock at a price of $0.64 per share (314,812 shares) issued to the seller on the Shore Fire Closing Date, (iii) an additional $400,000 in shares of common stock paid in two equal installments of $200,000 each on the first and second anniversary of the Shore Fire Closing Date, (iv) an additional $1,000,000 in cash paid in four equal payments of $250,000 each to the seller on the three, six, twelve, and twenty-four month anniversaries of the Shore Fire Closing Date, and (v) $140,000 and $120,000 in cash paid to key employees on the first and second anniversary of the Shore Fire Closing Date. In addition, on March 31, 2020, the Company and the seller agreed on $124,836 as the amount of the working capital adjustment, pursuant to the terms of the Shore Fire Purchase Agreement.  The Shore Fire Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The Common Stock issued as part of the consideration on the Shore Fire Closing Date has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

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
JUNE 30, 2020

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
JUNE 30, 2020

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at December 3, 2020	$1,951,011
Changes to estimated fair values:
Working capital adjustment	124,836
Adjusted goodwill	$2,075,847

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of June 30, 2020, the Company recorded the identifiable net assets acquired of $1,048,989 as shown in the table above in its condensed consolidated balance sheet. The Company did not recognize any adjustments to the identifiable net assets during the six months ended June 30, 2020.

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the Company’s unaudited pro forma consolidated operations for the three and six months ended June 30, 2019 as if Shore Fire had been acquired on January 1, 2019 and its results had been included in the consolidated results of the Company for such period:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Revenue	$7,466,465	$14,939,501
Net income	$(839,195)	$(677,160)

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

42West

In connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the six months ended June 30, 2020, the 42West sellers exercised Put Rights with respect to an aggregate of 177,518 shares of Common Stock.  No put rights were exercised during the three months ended June 30, 2020.  During the three and six months ended June 30, 2020, the Company made payments of $84,700 and $459,700, respectively, related to exercise of Put Rights, of which $275,000, pertained to Put Rights that were exercised in December 2019.  As of June 30, 2020, the Company had a balance of $1,452,500 of Put Rights that were exercised but not yet paid.  The Company also entered into Put Agreements with three separate 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 20,246 shares of Common Stock in respect of the earn out consideration.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 5 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include costs of scripts, fees for casting agents and other development costs for projects that are in development but have not been produced.  Capitalized production costs are stated on the Company’s condensed consolidated balance sheets at the lower of unamortized costs or net realizable value.  The Company recorded $274,575 and $203,036 in capitalized production costs associated with these scripts and development costs as of June 30, 2020 and December 31, 2019, respectively. The Company intends to produce these projects, but they were not yet in production as of June 30, 2020 and there can be no assurance that these projects will be produced on the timelines anticipated or at all. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

The Company did not have any revenues from motion pictures or digital productions for the three months ended June 30, 2020 and 2019, respectively and had $0 and $78,990 for the six months ended June 30, 2020 and 2019, respectively. These revenues were attributable to Max Steel, the motion picture released on October 14, 2016.

Accounts Receivables

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of June 30, 2020 and December 31, 2019, the Company had accounts receivable balances of $2,521,885 and $3,581,155, respectively, net of allowance for doubtful accounts of $368,014 and $307,887, respectively, related to its entertainment publicity and marketing segment. The Company did not have any accounts receivable related to its content production segment.

Other Current Assets

The Company had a balance of $187,504 and $372,872 in other current assets on its condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, these amounts were primarily composed of the following:

Indemnification asset – As of June 30, 2020 and December 31, 2019, the Company included in other current assets on its condensed consolidated balance sheet, $0 and $300,000, respectively, related to certain indemnifications associated with the 42West acquisition. On June 4, 2020, the Company issued a net aggregate amount of 932,866 shares of Common Stock after deducting the $300,000 indemnification asset from the value of the shares issued to the 42West sellers.

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Tax Incentives – The Company has access to government programs that are designed to promote video production in the jurisdiction. As of June 30, 2020 and December 31, 2019, the Company had a balance of $5,228 from these tax incentives.

Income tax receivable – The Company is owed an overpayment from certain taxes paid for 2018.  As of June 30, 2020 and December 31, 2019, the Company had a balance of $19,610 from income tax receivable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$790,591	$792,611
Computers and equipment	1,734,753	1,728,916
Leasehold improvements	770,629	770,628
	3,295,973	3,292,155
Less: accumulated depreciation and amortization	(2,437,875)	(2,255,306)
Property, equipment and leasehold improvements, net	$858,098	$1,036,849

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $96,383 and $186,474 for the three and six months ended June 30, 2020, respectively and $89,306 and $180,428 for the three and six months ended June 30, 2019, respectively.

NOTE 7 — INVESTMENT

At June 30, 2020, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both June 30, 2020 and December 31, 2019, related to this investment.

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

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $0 and $3,311,198 during the three and six months ended June 30, 2020.

As of June 30, 2020, and December 31, 2019, the Company had outstanding balances of $0 and $3,311,198 including accrued interest in the amount of $0 and 1,698,280, respectively, in the caption debt related to this Production Service Agreement on its condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matured on March 15, 2020 and bore interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum throughout its term. The maximum amount that could have been drawn on the revolving line of credit was $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement were secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On February 20, 2020, the Company paid down $500,000 of the line of credit as part of an agreement to convert the line of credit into a three-year term loan described below. As of June 30, 2020, there was no balance on the line of credit due to its conversion to a term loan, and as of December 31, 2019, the outstanding balance on the line of credit was $1,700,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of June 30, 2020, the outstanding balance on the Term Loan was $1,100,357.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31.  Based on current economic factors and uncertainties due to COVID-19, the Company believes it may be out of compliance with certain debt covenants as of and for the year ended December 31, 2020.  As such, the Company classified the entire balance of $1,100,357 of the Term Loan in current liabilities on its condensed consolidated balance sheet.

Payroll Protection Program Loan

Between April 19, 2020 and April 23, 2020, the Company and four of its subsidiaries executed notes and received an aggregate amount of $2,795,700 from five PPP Loans from BankUnited, N.A., under the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration.  Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company is using the proceeds from the PPP Loans to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years.

As of June 30, 2020, the current and long-terms portion of the loan were $1,041,997 and $1,753,703, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 9 — NOTES PAYABLE

Convertible Notes

Fair Value Convertible Notes

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note”) at a purchase price of $1.2 million together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates (the “2020 Lincoln Park Warrants”). As such, on each of March 4, 2020, and May 4, 2020, the Company issued warrants to purchase up to 207,588 shares of its common stock.  The 2020 Lincoln Park Note may be converted at any time into shares of our common stock (the “2020 Conversion Shares”)  at an initial conversion price equal to the lower of (A) $1.05 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. If an event of default under the 2020 Lincoln Park Note occurs prior to maturity, the 2020 Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the 2020 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2020 Lincoln Park Note matures on January 3, 2022. The proceeds of the 2020 Lincoln Park Note were used to repay the 2018 Convertible Debt described below.

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative. The fair value of the 2020 Lincoln Park Note on issuance was recorded as $885,559. For the three and six months ended June 30, 2020, the fair value of the note increased by $309,020 and $203,461, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).  As of June 30, 2020, the balance of the convertible promissory note on the Company’s condensed consolidated balance sheet was $1,089,020.

The fair value of the 2020 Lincoln Park Warrants was recorded on issuance as a debt discount of $314,441. For the three and six months ended June 30, 2020, the fair value of the warrants increased by $270,000 and $215,559, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations. As of June 30, 2020, the fair value of the warrants on the Company’s condensed consolidated balance sheet was $525,559.

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

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series “I” Warrant”) to purchase up to 100,000 shares of our common stock at a purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series “I” Warrant met the criteria to be accounted for as a derivative. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series “I” Warrant as $460,000 and $40,000, respectively. For the three and six months ended June 30, 2020, the fair value of the convertible promissory note increased by $195,500 and $105,500, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). For the three and six months ended June 30, 2020, the fair value of the Series “I” Warrant increased by $30,000 and $20,000, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations. As of June 30, 2020, the balance of the convertible promissory note and Series “I” Warrant on the Company’s condensed consolidated balance sheet was $565,500 and $60,000, respectively. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 50,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of Common Stock. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note’s fair value on issuance was recorded at $500,000. For the three and six months ending June 30, 2020, the fair value of the note increased by $240,000 and $191,900, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).  As of June 30, 2020, the balance of the convertible promissory note on the Company’s condensed consolidated balance sheet was $740,000.

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note with an initial principal amount of $1,100,000 (the “2019 Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock  at an exercise price of $2.00 per share and 137,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates (the “2019 Lincoln Park Warrants”). As such, on each of July 23, 2019, September 20, 2019, and November 20, 2019, the Company issued warrants to purchase up to 137,500 shares of Common Stock.  On January 3, 2020, the exercise price of the 2019 Lincoln Park Warrants was reduced to $0.78 per share.  The 2019 Lincoln Park Note is convertible at any time into shares of Common Stock (the “Conversion Shares”) at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share. Pursuant to a re-pricing clause in the 2019 Lincoln Park Note, the $5.00 fixed conversion price was reduced to $0.78, the purchase price used in the Company’s public offering that closed on October 21, 2019. Outstanding principal under the 2019 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2019 Lincoln Park Note matures on May 21, 2021 and can be paid prior to the maturity date without any penalty.

The Company accounts for the embedded conversion feature of the 2019 Lincoln Park Note at fair value under ASC-815. Under ASC-815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings. The Company also determined that the 2019 Lincoln Park Warrants met the definition of a derivative and should be classified as a liability recorded at fair value upon issuance and remeasured at each reporting period with changes recorded in earnings. On each of February 3, February 12, February 27, and March 4, 2020, (the “Conversion Dates”) Lincoln Park converted $250,000 of principal ($1,000,000 total) into shares of Common Stock at a conversion price of $0.78.  On June 2, 2020, Lincoln Park converted the remaining $100,000 into shares of Common Stock at a conversion price of $0.78. The Company recorded $5,031 and $59,742 of interest expense to accrete the note to par value for the three and six months ending June 30, 2020. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise formula pursuant to the warrant agreement and was issued 377,016 shares of the Common Stock.

As of June 30, 2020, the aggregate fair value of the convertible promissory notes described above in “Fair Value Convertible Debt” was recorded under the caption convertible notes payable at fair value at $740,000 and $1,654,522 in current and noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

2020 Convertible Debt

On March 18, 2020, the Company issued two convertible promissory notes to two third-party investors for principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock. The principal balance of the convertible promissory notes was recorded in noncurrent liabilities under the caption convertible notes payable. The convertible promissory notes did not contain a beneficial conversion feature on issuance as they contain a variable conversion price.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, September 25, 2019, and October 11, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, $250,000, and $500,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, September 25, 2021, and October 11, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. On January 1, 2020, $200,000 was converted into 346,021 shares of Common Stock, on January 12, 2020, $150,000 was converted into 254,326 shares of Common Stock, on June 4, 2020, $500,000 was converted into 989,368 shares of Common Stock and on June 5, 2020, $250,000 was converted into 494,684 shares of Common Stock. The Company recorded as interest expense a beneficial conversion feature related to the conversion of the 2019 Convertible Debt in the aggregate amount of $406,863 and $708,643 for the three and six months ended June 30, 2020.

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

On the date of the Pinnacle Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Pinnacle Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Pinnacle Note. The Company recorded a debt discount on the Note of $184,614 that was amortized and recorded as interest expense over the life of the Pinnacle Note.  Upon the re-pricing of the conversion feature of the Pinnacle Note on October 21, 2019, the Company recognized an additional beneficial conversion feature of $1,315,386, of which $0 and $69,350 was amortized as interest expense for the three and six months ended June 30, 2020, respectively.

The Pinnacle note was paid in full on January 5, 2020. For the three and six months ended June 30, 2020, the Company recorded interest expense of $0 and $70,686 (including the $69,350 amortization of beneficial conversion feature discussed above) and paid interest in the amount of $0 and $29,614, respectively. As of June 30, 2020, the Company did not have a balance related to the Pinnacle Note. As of December 31, 2019, the Company had a balance of $1,202,064 recorded in current liabilities under the caption convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes had an initial maturity date of one year from the date of issuance, with the exception of one note in the amount of $75,000, which had an initial maturity date of two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the respective maturity dates of the promissory notes were extended for a period of one year from the original maturity dates and in 2019 were extended for another one-year period. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock.  On June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 421,509 shares of Common Stock, on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 124,008 shares of Common Stock and on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 79,365 shares of Common Stock using a 90-day average trading price.  The Company recorded as interest expense a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $375,000 for each of the three and six months ended June 30, 2020.

In regard to the 2020, 2019, 2018, and 2017 Convertible Debt discussed above, for the three and six months ended June 30, 2020, the Company paid interest in the aggregate amount of $11,042 and $57,806, respectively, and recorded interest expense in the amount of $913,464 and $1,340,228, respectively in the Company’s condensed consolidated statement of operations. The interest expense for the three and six months ended June 30, 2020 included the amortization of beneficial conversion features in the amounts of $856,863 and $1,227,993, respectively related to the 2017, 2018 and 2019 Convertible Debt that were converted during the three and six months ended June 30, 2020.  As of June 30, 2020 and December 31, 2019, the Company recorded accrued interest of $67,594 and $40,803, respectively, relating to the 2020, 2019, 2018 and 2017 Convertible Debt. As of June 30, 2020 and December 31, 2019, the Company had a balance of $802,500 and $2,454,564, respectively, in current liabilities under the caption convertible notes payable and a balance of $195,000 and $1,100,000, respectively, in noncurrent liabilities under the caption convertible notes payable in its condensed consolidated balance sheet, related to the 2020, 2019, 2018, and 2017 Convertible Debt.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (“KCF”). On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note. For the three and six months ended June 30, 2020, the Company repaid $21,778 and $43,021 of the principal amount of the promissory note.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

During the three and six months ended June 30, 2020, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $33,347 and $67,230, respectively. During the three and six months ended June 30, 2019, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $26,662 and $53,808, respectively. The Company had balances of $8,537 and $8,788 as of June 30, 2020 and December 31, 2019, respectively, for accrued interest recorded in its condensed consolidated balance sheets, relating to these nonconvertible promissory notes. The Company recorded interest expense for the three and six months ended June 30, 2020 of $33,220 and $66,979, respectively, and $26,497 and $53,532 for the three and six months ending June 30, 2019, respectively, relating to these nonconvertible promissory notes. As of June 30, 2020, the Company had a balance of $692,743 in current liabilities and $626,597 in noncurrent liabilities under the caption notes payable related to these nonconvertible promissory notes.  As of December 31, 2019, the Company had balances of $288,237 in current liabilities and $1,074,122 in noncurrent liabilities on its condensed consolidated balance sheets under the caption notes payable relating to these nonconvertible promissory notes.

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

For the three and six months ended June 30, 2020, the Company paid $100,000 of interest on the DE LLC Note and recorded interest expense of $27,621 and $55,242, respectively and did not repay any principal balance of the DE LLC Note. For the three and six months ended June 30, 2019, the Company did not repay any principal balance or interest of the DE LLC Note and recorded interest expense of $27,621 and $54,938, respectively. As of June 30, 2020 and December 31, 2019, the Company had a principal balance of $1,107,873 and accrued interest of $370,834 and $415,592, respectively, relating to the DE LLC Note on its condensed consolidated balance sheets.

On August 12, 2019, the Company entered into the Exchange Agreement whereby Leslee Dart, a Director of the Company agreed to take a convertible note instead of cash in exchange for 76,194 Put Rights that she had exercised but had not been paid.  The principal amount of the convertible note is $702,500, bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time during the term of the convertible note payable, at a purchase price based on the 30-day trailing average closing price of the Common Stock.  For the three and six months ended June 30, 2020, the Company recorded interest expense in the amount of $17,563 and $35,126, respectively and did not repay any principal balance or interest on the note.  As of June 30, 2020, $62,264 was recorded as accrued interest and $702,500 was recorded in convertible notes payable as current liabilities, on the condensed consolidated balance sheet.

NOTE 11 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition on March 30, 2017, the Company entered into the put agreements, pursuant to which it granted Put Rights to the sellers.  During the six months ended June 30, 2020, the sellers exercised their Put Rights, for an aggregate amount of 177,518 shares of Common Stock.  During the three and six months ended June 30, 2020, the Company paid $84,700 and $459,700, respectively, related to Put Rights that were exercised of which $275,000 were exercised in December 2019.  As of June 30, 2020, $1,452,500 was due from the exercise of these Put Rights.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 was $2,663,237 and $3,003,547, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three and six months ending June 30, 2020, the Company recorded a gain of $47,070 and $1,517,810, respectively, and $251,350 and $1,778,376, respectively, for the three and six months ended June 30, 2019, in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of June 30, 2020 and December 31, 2019.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of June 30, 2020	As of December 31, 2019
Equity volatility estimate	135.0%	64.0% – 70.0%
Discount rate based on US Treasury obligations	0.13% – 0.18%	1.54% – 1.59%

For the Put Rights, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to June 30, 2020:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$3,003,547
Put rights exercised in December 2019 paid in January 2020	(275,000)
Change in fair value (gain) reported in the statements of operations	(1,517,810)
Put rights exercised June 2020 and not yet paid	1,452,500
Ending fair value of put rights reported in the condensed consolidated balance sheet at June 30, 2020	$2,663,237

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the aggregate liability for the contingent consideration recorded on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 is $800,000 and $330,000, respectively. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the three and six months ended June 30, 2020, the Company recorded a loss on the contingent consideration of $573,000 and $470,000 in the condensed consolidated statement of operations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of June 30, 2020	As of December 31, 2019
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.16% - 0.18%	1.58% - 1.59%
Annual Asset Volatility Estimate	75.0%	40.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to June 30, 2020:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2019	$330,000
Change in fair value (loss) reported in the statements of operations	470,000
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2020	$800,000

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

For the 2020 Lincoln Park Note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to June 30, 2020:

Beginning fair value balance on issue date - January 3, 2020	$885,559
Change in fair value (loss) reported in the statements of operations	203,461
Ending fair value balance - June 30, 2020	$1,089,020

The estimated fair value of the 2020 Lincoln Park Note as of its January 3, 2020 issue date and as of June 30, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820.  The unobservable inputs utilized for measuring the fair value of the 2020 Lincoln Park Note reflects management’s own assumptions about the assumptions that market participants would use in valuing the 2020 Lincoln Park Note as of the acquisition date and subsequent reporting periods.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model

Fair Value Assumption - 2020 Lincoln Park Note	January 3, 2020	June 30, 2020
Face value principal payable	$1,300,000	$1,300,000
Original conversion price	Variable	Variable
Value of Common Stock	$0.64	$0.87
Expected term (years)	2.00	1.51
Volatility	87.5%	120%
Straight debt yield	9.5%	14.0%
Risk free rate	1.53%	0.16%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The variable conversion price is the lower of (A) $1.05 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share.

In addition to the 2020 Lincoln Park Note, the Company issued two other convertible notes during the six months ending June 30, 2020 for which it elected FVO.  The first was issued for a face value of $500,000 on March 4, 2020, and the second was issued for a face value of $560,000 on March 25, 2020.  Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

For the March 4, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to June 30, 2020:

Beginning fair value balance on issue date - March 4, 2020	$460,000
Change in fair value (loss) reported in the statements of operations	105,500
Ending fair value balance - June 30, 2020	$565,500

The estimated fair value of the note as of its March 4, 2020 issue date and as of June 30, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 4 note)	March 4, 2020	June 30, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$0.78	$0.78
Value of Common Stock	$0.67	$0.87
Expected term (years)	10.00	9.68
Volatility	90%	120%
Risk free rate	1.02%	0.66%

For the March 25, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 25, 2020 (date of issuance) to June 30, 2020:

Beginning fair value balance on issue date - March 25, 2020	$500,000
Change in fair value (loss) reported in the statements of operations	240,000
Ending fair value balance - June 30, 2020	$740,000

The estimated fair value of the note as of its March 25, 2020 issue date and as of June 30, 2020, was computed using a Monte-Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 25 note)	March 25, 2020	June 30, 2020
Face value principal payable	$560,000	$560,000
Original conversion price	$0.40	$0.78
Value of Common Stock	$0.67	$0.87
Expected term (years)	1.00	0.73
Volatility	90%	120%
Straight debt yield	23.5%	14.0%
Risk free rate	0.25%	0.16%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Warrants

In connection with the 2020 Lincoln Park Note, the Company issued warrants to purchase up to 207,588 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the 2020 Lincoln Park Note issuance.

For the 2020 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to June 30, 2020:

2020 Lincoln Park Warrants:	Fair Value
2020 Lincoln Park Warrants derivative liability - January 3, 2020	$314,441
Change in fair value (loss) reported in the statements of operations	211,118
2020 Lincoln Park Warrants derivative liability - June 30, 2020	$525,559

The estimated fair value of the 2020 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2020 Lincoln Park Warrants	January 3, 2020	June 30, 2020
Aggregate Fair Value	$314,441	$530,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.64	$0.87
Expected term (years)	5.50	5.01
Volatility	87.5%	120%
Dividend yield	0%	0%
Risk free rate	1.62%	0.29%

In connection with the March 4, 2020, convertible promissory note (see Note 9) issued, the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.

For the Series “I” Warrant, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to June 30, 2020:

Series “I” Warrant:	Fair Value
2020 Series “I” Warrants derivative liability - March 4, 2020	$40,000
Change in fair value (loss) reported in the statements of operations	20,000
2020 Series “I” Warrants derivative liability - June 30, 2020	$60,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 4, 2020	June 30, 2020
Aggregate Fair Value	$40,000	$60,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.67	$0.87
Expected term (years)	5.50	5.18
Volatility	90%	120%
Dividend yield	0%	0%
Risk free rate	0.80%	0.30%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

In connection with the $1,200,000 2019 Lincoln Park Note issued on May 20, 2019, the Company issued warrants to purchase up to 550,000 shares of common stock. On June 5, 2020, Lincoln Park exercised the warrants through a cashless exercise formula pursuant to the warrant agreement.  The Company issued 377,016 shares of Common Stock related to this cashless exercise.  On June 5, 2020, the market value of the Common Stock was $0.98 per share.

For the 2019 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to June 30, 2020:

2019 Lincoln Park Warrants:	Fair Value
2019 Lincoln Park Warrants liability - December 31, 2019	$189,590
Change in fair value (loss) reported in the statements of operations	179,886
Market value of shares issued upon cashless exercise of 2019 Lincoln Park Warrants	(369,476)
2019 Lincoln Park Warrants liability - June 30, 2020	$—

The estimated fair value of the 2019 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2019 Lincoln Park Warrants	December 31, 2019
Aggregate Fair Value	$189,590
Exercise Price per share	$2.00
Value of Common Stock	$0.70
Expected term (years)	5.39
Volatility	90%
Dividend yield	0%
Risk free rate	1.69%

Derivative Liability (2019 Lincoln Park Note Embedded Conversion Feature)

The Company accounted for the embedded conversion feature of the 2019 Lincoln Park Note as a derivative liability. For the embedded conversion feature of the 2019 Lincoln Park Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to June 30, 2020:

Beginning fair value balance - December 31, 2019	$170,000
Change in fair value reported in the statements of operations	—
Reduction in value due to note principal conversion	(170,000)
Ending fair value balance - June 30, 2020	$—

NOTE 12 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $370,466 and $309,880 as of June 30, 2020 and December 31, 2019, respectively, in contract liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and six months ended June 30, 2020 and 2019.  The financial statements of Max Steel Productions LLC are consolidated in the condensed consolidated balance sheet as of December 31, 2019 and in condensed consolidated statement of operations and statement of cash flows presented herein for the period between January 1, and February 20, 2020 and the three and six months ended June 30, 2019.  These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC					JB Believe LLC
	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	For the six months ended June 30,	For the three months ended June 30,	As of and for the six months ended June 30,	For the three months ended June 30,	As of December 31,	For the six months ended June 30,	For the three months ended June 30,
(in USD)	2020	2020	2019	2019	2019	2020	2020	2019	2019	2019
Assets	—	—	7,379,851	—	—	190,520	—	190,347	—	—
Liabilities	—	—	(11,816,966)	—	—	(6,750,088)	—	(6,749,914)	—	—
Revenues	3,311,198	—	—	78,990	—	—	—	—	—	—
Expenses	—	—	—	26,290	(14,035)	—	—	—	(29,464)	(8,223)

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Max Steel VIE was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note 8 (Debt), the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel VIE with the Company controlling the production of the motion picture and having the rights to sell the motion picture. On February 20, 2020, the lender of the Production Service Agreement confirmed that Max Steel VIE did not owe any debt under the Production Service Agreement.  The Company recorded a gain on extinguishment of debt in the amount of $3,311,198.  In addition, the Company assessed its status as primary beneficiary of the VIE and determined that it was no longer the primary beneficiary.  As such, the Company deconsolidated Max Steel VIE and recorded a loss on deconsolidation in the amount of $0 and $1,484,591 on its condensed consolidated statement of operations for the three and six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, there were outstanding balances of $0 and $3,311,198, including accrued interest of $0 and $1,698,280, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets. The accrued interest was reclassified from accrued interest to debt as of December 31, 2019.

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
JUNE 30, 2020

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

On January 13, 2020, two of the sellers of 42West that had exercised Put Rights in December were paid $175,000 for 18,980 shares of Common Stock.

On January 23, 2020, the Company issued 252,158 shares of Common Stock to one of the sellers of Viewpoint as payment for the third installment of the consideration for the acquisition of Viewpoint.

On February 3, 2020, a holder of a convertible promissory note converted a note with a principal amount of $150,000 into 254,326 shares of Common Stock.

On February 6, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 319,366 shares of Common Stock.

On February 7, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $100,000 for 10,846 shares of Common Stock.

On February 13, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 319,366 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

On February 27, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note  into 319,366 shares of Common Stock.

On February 28, 2020, one of the sellers of 42West exercised Put for 10,846 shares of Common Stock and was paid $100,000.

On March 24, 2020, the Company issued 50,000 shares of Common Stock as partial consideration for a $560,000 convertible note payable and received net proceeds of $500,000.

On March 26, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into  319,366 shares of Common Stock.

On May 15, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $24,700 for 2,676 shares of Common Stock.

On June 2, 2020, Lincoln Park converted the remaining $100,000 of the principal amount of the 2019 Lincoln Park Note into 127,746 shares of Common Stock.

On June 4, 2020, the sellers of 42West received an aggregate of 932,866 shares of Common Stock related to the earnout consideration for the 42West acquisition.

On June 4, 2020, a holder of a convertible promissory note converted $500,000 of principal and $4,578 of accrued interest into 989,368 shares of Common Stock.

On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise mechanism and was issued 377,016 shares of Common Stock.

On June 5, 2020, a holder of a convertible promissory note converted $75,000 of principal and $707 of accrued interest into 132,820 shares of Common Stock.

On June 5, 2020, a holder of a convertible promissory note converted $250,000 of principal and $2,289 of accrued interest into 494,684 shares of Common Stock.

On June 15, 2020, a holder of a convertible promissory note converted $250,000 of principal and $2,905 of accrued interest into 421,509 shares of Common Stock.

On June 17, 2020, two holders of a convertible promissory notes converted $75,000 of principal and $333 of accrued interest into 124,008 shares of Common Stock.

On June 9, 2020, the Company sold and issued 7,900,000 shares of Common Stock through a registered direct offering.

As of June 30, 2020 and December 31, 2019, the Company had 31,529,538 and 17,892,900 shares of Common Stock issued and outstanding, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 15 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$(2,943,601)	$(796,650)	$(869,754)	$(674,042)
Change in fair value of put rights	(47,070)	(251,350)	(1,517,810)	(1,778,376)
Numerator for diluted loss per share	$(2,990,671)	$(1,048,000)	$(2,387,564)	$(2,452,418)

Denominator
Denominator for basic EPS - weighted-average shares	23,596,206	15,969,926	21,818,711	15,957,085
Effect of dilutive securities:
Put rights	1,703,130	3,202,161	4,253,064	3,714,039
Denominator for diluted EPS - adjusted weighted-average shares	25,299,336	19,172,087	26,071,775	19,671,124

Basic loss per share	$(0.12)	$(0.05)	$(0.04)	$(0.04)
Diluted loss per share	$(0.12)	$(0.05)	$(0.09)	$(0.12)

Basic loss per share is computed by dividing loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted loss per share assumes that any dilutive equity instruments, such as put rights and convertible notes payable were exercised and outstanding Common Stock adjusted accordingly.

Certain of the Company’s convertible notes payable and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock.  As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities.  For the three and six months ended June 30, 2020 and 2019, the Company had a net loss and as such the two-class method is not presented.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted earnings (loss) per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted loss per share for the three and six months ended June 30, 2020 and 2019 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three and six months ended June 30, 2020 and 2019 is subtracted from net loss.

For the three and six months ended June 30, 2020 and 2019, convertible promissory notes were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 16 — WARRANTS

A summary of warrants outstanding at December 31, 2019 and issued, exercised and expired during the six months ended June 30, 2020 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2019	2,277,253	$3.47
Issued	515,176	0.78
Exercised	(550,000)	0.00
Expired	(250,000)	0.78
Balance at June 30, 2020	1,992,429	$3.72

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

On each of May 21, July 23, September 20, and November 20, 2019 the Company issued 2019 Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock (550,000 total) at a purchase price of $2.00 per share to Lincoln Park related to the 2019 Lincoln Park Note. On January 3, 2020, in relation to the 2020 Lincoln Park Note, the exercise price of the 2019 Lincoln Park Warrants was reduced to $0.78 per share.  The 2019 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  Pursuant to the warrant agreements, if a resale registration statement covering the shares of Common Stock underlying the 2019 Lincoln Park Warrants is not effective and available at the time of exercise, the 2019 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants by means of a cashless exercise formula and were issued 377,016 shares of Common Stock. The Company determined that the 2019 Lincoln Park Warrants should be classified as freestanding financial instruments and meet the criteria to be accounted for as derivative liabilities at fair value. For the three and six months ended June 30, 2020, the Company recorded $187,960 and $179,886 of change in fair value on its condensed consolidated statement of operations.

On each of January 3, March 4, and May 4, 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 207,588 shares of Common Stock (622,764 total) at a purchase price of $0.78 per share to Lincoln Park and issued  additional warrants to purchase up to 207,588 shares of Common Stock on July 3, 2020.  The 2020 Lincoln Park Warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the 2020 Lincoln Park Warrants is not effective and available at the time of exercise, the 2020 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Company determined that the 2020 Lincoln Park Warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance of $314,441. The Company recorded $215,559 and $270,000 of expense due to change in fair value during the three and six months ended June 30, 2020, and had a balance of $525,559 as of June 30, 2020 recorded in its condensed consolidated balance sheet.

On March 4, 2020, in connection with the $500,000 convertible note payable (see Note 9) the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.  The warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded $30,000 and $10,000, respectively, of expense due to change in fair value during the three and six months ended June 30, 2020 and had a balance of $60,000 as of June 30, 2020 recorded in its condensed consolidated balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

NOTE 17 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of June 30, 2020 and December 31, 2019, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,624,109 and $1,493,219 respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $65,445 and $65,445, respectively, for the three months ended June 30, 2020 and 2019, and $130,890 and $130,171 for the six months ended June 30, 2020, and 2019, respectively, on the condensed consolidated statements of operations.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss before other income (expenses) on the Company’s consolidated statement of operations for the three and six months ended June 30, 2020.  Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

In connection with the acquisitions of 42West, The Door, Viewpoint, and Shore Fire, the Company assigned $7,530,549 of intangible assets, net of accumulated amortization of $5,130,784 and goodwill of $18,072,825 as of June 30, 2020 to the Entertainment Publicity and Marketing segment. The balances reflected as of June 30, 2019 for Entertainment Publicity and Marketing segment comprise 42West, The Door, and Viewpoint.

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2020		June 30, 2019
Revenues:
EPD	$5,194,725	$11,828,525	$6,273,983	$12,523,890
CPD	—	—	—	78,990
Total	$5,194,725	$11,828,525	$6,273,983	$12,602,880

Segment Operating Income (Loss):
EPD	$875,831	$216,757	$(450,165)	$(810,759)
CPD	(1,054,869)	(1,266,654)	(751,914)	(1,216,481)
Total	(179,038)	(1,049,897)	(1,202,079)	(2,027,240)
Interest expense	(1,058,694)	(1,682,976)	(317,687)	(605,657)
Other income (expense)	(1,705,869)	1,863,120	723,116	1,958,855
Loss before income taxes	$(2,943,601)	$(869,754)	$(796,650)	$(674,042)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

	As of June 30, 2020	As of December 31, 2019

Total assets:
EPD	$40,556,344	$40,083,491
CPD	9,190,227	2,488,235
Total	$49,746,571	$42,571,726

NOTE 19 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company and included in restricted cash in the amounts of $36,735 as of June 30, 2020. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York. An entity wholly owned by the former Door Members is obligated under an operating lease agreement for the office space expiring in August 2020 at a rate of $15,300 each month. The lease is secured by a cash security deposit of approximately $29,000. The Company signed a three year renewal of the lease that will commence on August 23, 2020 with substantially the same terms.

The Door is obligated under an operating lease agreement for office space in Chicago, Illinois, at a fixed rate of $2,200 per month, which expired in May 2020 and was not renewed.

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit in the amount of $677,354 and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000 at June 30, 2020. The lease also provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

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

Shore Fire Media is obligated under an operating lease agreement for office space in Nashville, Tennessee, expiring July 2020. The lease is secured by a cash deposit of $1,575 and was not renewed upon its expiration.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	June 30, 2020	December 31, 2019
Assets
Right-of-use asset	$6,567,094	$7,435,903

Liabilities
Current
Lease liability	$1,515,458	$1,610,022

Noncurrent
Lease liability	$5,659,094	$6,386,209

Total lease liability	$7,174,552	$7,996,231

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three and six months ended June 30, 2020.

Lease costs	Classification	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease costs	Selling, general and administrative expenses	$554,506	$1,063,113
Operating lease costs	Direct costs	60,861	121,722
Sublease income	Selling, general and administrative expenses	(2,397)	(4,794)
Net lease costs		$612,970	$1,180,041

Maturities of lease liabilities were as follows:

2020 (excluding six months ended June 30, 2020)	$1,104,564
2021	1,919,733
2022	1,294,106
2023	1,305,358
2024	1,357,335
Thereafter	2,173,036
Total lease payments	$9,154,132
Less: Imputed interest	(1,979,580)
Present value of lease liabilities	$7,174,552

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right-of-use asset. The weighted average remaining lease term for our operating leases was six years at June 30, 2020.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows. The Company is not aware of any pending litigation as of the date of this report.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the six months ended June 30, 2020, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $61,259 and $167,047 during the three and six months ended June 30, 2020.

Employment Contracts

As a condition to the Shore Fire Purchase, Marilyn Laverty, the Shore Fire seller, entered into an employment agreement with the Company to continue as an employee after the closing of the Shore Fire Purchase. Ms. Laverty’s employment agreement is through December 31, 2022 and may be renewed by Ms. Laverty for two successive one-year terms. The employment agreement defines base compensation and a salary increase and bonus structure based on Shore Fire achieving certain financial targets.  Ms. Laverty will serve as Shore Fire’s President.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

As a condition to the closing of the acquisition of 42West each of the three principal sellers entered into employment agreements with the Company and have agreed to continue as employees of the Company for a three-year term. Effective April 1, 2020, the Company renewed Leslee Dart’s employment agreement for a period of three years and may automatically be renewed for successive one-year terms by mutual agreement of Ms. Dart and the Company.   The employment agreement provides for a base salary and contains provisions for termination and as a result of death or disability. During the term of the employment agreement, Ms. Dart is entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as is entitled to paid vacation in accordance with the Company’s policy. The Company has not renewed the employment agreement of the other two principal sellers, although one remains employed by the Company, while the other one has retired.

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of June 30, 2020.

NOTE 21 – SUBSEQUENT EVENTS

On July 8, 2020, the Company paid interest in the amount of $150,000 to the Company’s CEO.  The interest was accrued as of June 30, 2020 and was related to the loan from related party.

On July 10, 2020, one of the sellers of 42West exercised Put Rights in the amount of 13,592 and was paid $125,300 on July 16, 2020.

On July 14, 2020 and July 16, 2020, three of the sellers of 42West were paid an aggregate of $460,000 for Put Rights that had been previously exercised.

On July 15, 2020, Lincoln Park converted $360,000 of the principal balance of the 2020 Lincoln Park Note at a purchase price of $.88 per share and was issued 410,959 shares of Common Stock.

On August 17, 2020 (the “Closing Date”), the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Alison Grant (the “Seller”). Pursuant to the Purchase Agreement, on August 17, 2020, the Company acquired from the Seller 100% of the membership interest of Be Social Public Relations, LLC, a California limited liability company (“Be Social”) and Be Social became a wholly-owned subsidiary of the Company. Be Social is a marketing and public relations firm and also offers management and representation services to talent commonly known as “influencers.”

The consideration paid by the Company in connection with the acquisition of Be Social is $2,200,000 plus the potential to earn up to an additional $800,000.  As a result, the Company (i) paid $1,500,000 cash on the Closing Date; (ii) issued 349,534 of shares of its Common Stock on the Closing Date and (iii) will issue a number of shares of Common Stock with an aggregate value of $350,000 on January 4, 2021.  The Company may also pay up to an additional $800,000, 62.5% of which will be paid in cash and 37.5% in shares of Common Stock based on the achievement of specified financial performance targets during the years ended December 31, 2022 and 2023.  The Seller has entered into an employment agreement with the Company with a term through December 31, 2023.

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

On March 11, 2020. The World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected our business and demand for certain of our services. One of our subsidiaries operates in the food and hospitality sector that has been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels.  Another subsidiary represents talent, such as actors, directors and producers.  The revenues from these clients has been negatively impacted by the suspension of content production.  Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products.  Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. We have taken steps to align our expenses with our changes in revenue.  The steps being taken across the Company include freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending.  We continue to believe that our strategic strengths discussed above will continue to assist us as we navigate a rapidly changing marketplace. The effects of COVID-19 pandemic are negatively impacting our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

2020 Registered Direct Offering

On June 5, 2020, we issued and sold to certain institutional investors in a registered direct offering an aggregate of 7.9 million shares of our common stock at a purchase price of $1.05 per share. The offering of the shares was made pursuant to our effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We received proceeds of approximately $7.6 million from the issuance and sale of our common stock after deducting related offering fees and expenses.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2019 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). As noted above, on June 5, 2020, we sold 7.9 million shares and received proceeds in the amount of approximately $7.6 million. Management is planning to raise any necessary additional funds through additional sales of our Common Stock, securities convertible into our Common Stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Any such issuances of additional shares of our common stock or securities convertible into our common stock would dilute the equity interests of our existing shareholders, perhaps substantially. In April of 2020, we received five separate loans for an aggregate amount of $2.8 million under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Payroll Protection Program.  There is no assurance that our loans will be forgiven.

Revenues

For the three and six months ended June 30, 2020 and 2019, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities and musicians, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. The table below sets forth the percentage of total revenue derived from our two segments for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	100.0%	100.0%	100.0%	99.4%
Content production	0.0%	0.0%	0.0%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

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

•

Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries, will be accretive to our revenue.

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

Other Income and Expenses

For the three months ended June 30, 2020, other income and expenses consisted of: (1) change in fair value of convertible notes and derivative liabilities; (2) change in fair value of warrants; (3) changes in fair value of put rights; (4) change in fair value of contingent consideration and (5) interest and debt amortization.  For the six months ended June 30, 2020, other income and expenses included all of the items detailed above as well as a loss on deconsolidation of VIE, and gain on extinguishment of debt.

For the three months ended June 30, 2019, other income and expenses consisted of: (1) change in fair value of derivative liabilities; (2) change in fair value of warrants; (3) changes in fair value of put rights; (4) change in fair value of contingent consideration and (5) interest and debt amortization.   For the six months ended June 30, 2019, other income and expenses included all of the items detailed above and a loss on extinguishment of debt.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2020 as compared to three and six months ended June 30, 2019

Revenues

For the three and six months ended June 30, 2020 and 2019 our revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	$5,194,725	$6,273,983	$11,828,525	$12,523,890
Content production	—	—	—	78,990
Total revenue	$5,194,725	$6,273,983	$11,828,525	$12,602,880

Revenues from entertainment publicity and marketing decreased by approximately $1.1 million and $0.7 million, respectively, for the three and six months ended June 30, 2020, as compared to the same period in the prior year. The decrease was due primarily to the effect of COVID-19 on our clients that operate in the food and hospitality sector and the talent division. Government imposed orders to either reduce or completely shut down the in-restaurant service has caused our clients to either reduce or suspend the services we offer.  As the production of content was halted between mid-March 2020 and July 2020, several of our talent clients requested to suspend their services until the recommencement of production.  The decrease was partially offset by the revenue of Shore Fire, which we acquired on December 3, 2019.

Revenues from content production decreased by approximately $0.1 million for the six months ended June 30, 2020, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We do not expect to generate additional revenues from Max Steel.

Expenses

For the three and six months ended June 30, 2020 and 2019, our expenses were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Expenses:
Direct costs	$656,849	$1,279,657	$1,182,893	$2,467,076
Selling, general and administrative	978,527	1,071,460	2,325,813	1,859,623
Depreciation and amortization	496,461	478,560	1,017,464	960,203
Legal and professional	362,853	449,060	572,314	832,732
Payroll	2,879,073	4,197,324	7,779,939	8,510,486
Total expenses	$5,373,763	$7,476,061	$12,878,423	$14,630,120

Direct costs decreased by approximately $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.  Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects.  The decrease in direct costs is primarily related to the decrease in Viewpoint’s revenue due to COVID-19, as well as reduced costs at 42West and The Door from a slowdown in business from COVID-19.

Selling, general and administrative expenses decreased by approximately $0.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  The decrease was primarily due to a slowdown of business activity overall due to COVID-19, partially offset by the inclusion of Shore Fire direct costs.  Selling, general and administrative expenses increased by approximately $0.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase is primarily due to selling, general and administrative expenses of Shore Fire that was acquired on December 3, 2019 being included for the six months ended June 30, 2020, and an increase of bad debt expense by $0.3 million from the six months ended June 30, 2019 to the six months ended June 30, 2020.

Legal and professional fees decreased by approximately $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. The decrease is primarily due to a decrease in audit and legal fees.

Payroll expenses decreased by approximately $1.3 million and $0.6 million for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019.  In response to the business slowdown due to COVID-19, the Company reduced salaries and staff during the three and six months ending June 30, 2020.  This was partially offset by  the inclusion of Shore Fire salary expense.

Other Income and Expenses

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Other Income and expenses:
Gain (loss) on extinguishment of debt	—	—	3,259,866	(21,287)
Change in fair value of convertible notes and derivative liabilities	(696,420)	30,000	(548,961)	30,000
Loss on deconsolidation of Max Steel VIE	—	—	(1,484,591)	—
Change in fair value of warrants	(483,519)	81,766	(411,004)	81,766
Change in fair value of put rights	47,070	251,350	1,517,810	1,778,376
Change in fair value of contingent consideration	(573,000)	360,000	(470,000)	90,000
Interest expense	(1,058,694)	(317,687)	(1,682,976)	(605,657)
Total other income (expenses)	(2,764,563)	405,429	180,144	1,353,198

During the six months ended June 30, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE.  On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt.  During the six months ended June 30, 2019, a holder of a convertible promissory note elected to convert the principal on the promissory note thereunder into 53,191 shares of our Common Stock pursuant to the terms of the promissory note, at a conversion price of $1.41 per share. On the date of the conversion, the market price of our Common Stock was $1.81 per share, resulting in a loss on extinguishment of debt of $0.02 million.

During the six months ended June 30, 2020 and after receiving confirmation from the lender of the Max Steel production service agreement (discussed above), we reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE.  As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million.  See Note 13—(Variable Interest Entities) to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion on our analysis of primary beneficiary status.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights decreased by approximately $0.05 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and decreased by $0.3 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

Contingent consideration related to our acquisition of The Door was recorded at fair value on our balance sheet on the acquisition date. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The fair value of the contingent consideration increased by approximately $0.6 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and decreased by $0.4 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

We elected the fair value option for certain convertible notes issued in 2020.  The embedded conversion feature of the 2019 Lincoln Park Note meets the criteria for a derivative. The fair value of these notes and embedded conversion feature is remeasured at every balance sheet date and any changes are recorded on our consolidated statements of operations.  The aggregate fair value of the convertible notes and the embedded conversion feature increased by $0.7 million and $0.6 million, respectively, for the three and six months ended June 30, 2020 and as such we recorded a loss in the change in fair value of these convertible notes and derivatives on our condensed consolidated statement of operations. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with each of the 2019 and 2020 Lincoln Park convertible notes payable and Series “I” warrant were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of these warrants increased by approximately $0.5 million and $0.4 million, respectively, for the three and six months ended June 30, 2020 and decreased by approximately $0.08 million for the three and six months ended June 30, 2019.

Interest expense and debt amortization expense increased by approximately $0.7 million and $1.1 million for the three and six months ended June 30, 2020, as compared to the same periods in the prior year, primarily due $0.9 million and $1.2 million, respectively, of debt amortization recorded for the beneficial conversion feature upon the conversion of certain notes in the three and six months ended June 30, 2020.

Net Loss

Net loss was approximately $(2.9) million or $(0.12) per share based on 23,596,206 weighted average shares outstanding for basic loss per share and $(0.12) per share based on 25,330,501 weighted average shares on a fully diluted basis for the three months ended June 30, 2020 and net loss was approximately $(0.9) million or $(0.04) per share based on 21,818,711 weighted average shares outstanding for basic loss per share and $(2.4) million or $ (0.09) per share based on 26,071,775 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2020. Net loss was approximately $(0.8) million or $(0.05) per share based on 15,969,926 weighted average shares outstanding for basic loss per share and $(0.05) per share based on 19,172,087 weighted average shares on a fully diluted basis for the three months ended June 30, 2019 and net loss was approximately $(0.7) million or $ (0.04) per share based on 15,957,085 weighted average shares outstanding and $(2.5) million or $(0.12) per share based on 19,671,124 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2019. The increase in net loss for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six months ended June 30, 2020 as compared to six months ended June 30, 2019

Cash flows provided by operating activities for six months ended June 30, 2020 was $0.7 million.  Our net loss of approximately $0.9 million contained non-cash items such as gain on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of approximately $0.6 million resulting in $0.2 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.9 million, primarily from the increase of accounts payable and other current liabilities and a decrease in accounts receivable due to collections.  Cash flows used in operating activities for six months ended June 30, 2019 was $1.3 million.  Our net loss of approximately $0.8 million contained non-cash items such as changes in the fair value of liabilities in the aggregate net amount of approximately $0.9 million resulting in $1.7 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.4 million.

Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 were minimal.

Cash flows provided by financing activities for the six months ended June 30, 2020 were approximately $9.7 million compared to $1.7 million cash flows used in financing activities for the six months ended June 30, 2019. Cash flows provided by financing activities for the six months ended June 30, 2020 consisted primarily of (i) $0.6 million repayment of line of credit with Bank United; (ii) $2.4 million provided by the sale of convertible promissory notes; (iii) $1.2 million repayment of a convertible promissory note upon its maturity; (iv) $0.5 million used to buy back our Common Stock pursuant to Put Rights that were exercised; (v) $7.6 million provided by the sale of our common stock in a registered direct offering; (vi) $2.8 million received as Paycheck Protection Program loans and (vii) $0.9 million paid to the sellers of Viewpoint and Shore Fire pursuant to the purchase agreements. By contrast cash flows used in financing activities during six months ended June 30, 2019 consisted primarily of (i) $1.2 million of proceeds from the sale of a note payable and detachable warrants; (ii) $0.1 million repayment of our debt under the prints and advertising loan; (iii) $1.0 million used for pay installments owed to the sellers of The Door and Viewpoint pursuant to the purchase agreements;  (iv) $0.4 million used to pay certain 42West employees the second installment of the consideration for the purchase of 42West and (v) $1.4 million used to buy back our Common Stock pursuant to Put Rights that were exercised.

As of June 30, 2020 and 2019, we had cash available for working capital of approximately $12.6 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $2.6 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office, respectively, and a working capital deficit of approximately $2.4 million and $16.1 million, respectively.

These factors, along with an accumulated deficit of $96.9 million as of June 30, 2020, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of our common stock or securities convertible into our common stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

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

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of June 30, 2020, our total debt was approximately $9.6 million, not including the funds received from the Paycheck Protection Program that we expect will be forgiven, and our total stockholders’ equity was approximately $19.5 million. Approximately $2.7 million of the total debt as of June 30, 2020 represents the fair value of put rights in connection with the 42West acquisition, which may or may not be exercised by the sellers.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to execute any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Put Rights

In connection with the 42West acquisition, pursuant to put agreements, we granted the sellers put rights to require us to purchase up to an aggregate of 1,187,087 shares of our common stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the six months ended June 30, 2020, we purchased 177,518 shares of our common stock from certain of the sellers in accordance with the put agreements. An aggregate purchase price of $ 84,700 and $459,700, respectively, was paid during the three and six months ended June 30, 2020, including $275,000 for put rights exercised in December 2019. As of June 30, 2020, we owed the 42West sellers $1,452,500 for put rights that had been exercised.

Financing Arrangements

Production Service Agreement

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $0 and $3.3 million during the three and six months ended June 30, 2020.  As of June 30, 2020 and December 31, 2019, we had a balance of $0 and $3.3 million on our condensed consolidated balance sheets related to the Production Service Agreement.

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

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan.  The term loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of June 30, 2020, the outstanding balance on the Term Loan was $1,100,357.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31.  Based on current economic factors and uncertainties due to COVID-19, we believe we may be out of compliance with certain debt covenants as of and for the year ended December 31, 2020.  As such, we have classified the entire balance of $1,100,357 of the Term Loan in current liabilities on our condensed consolidated balance sheet.

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

We have a balance of $692,743 in current liabilities and $625,429 in noncurrent liabilities, and accrued interest of $8,537 in current liabilities related to these notes payable on our balance sheet as of June 30, 2020.

Convertible Notes

2020 Fair Value Convertible Notes

On January 3, 2020, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million, herein referred to as 2020 Lincoln Park Note, together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on March 4, May 4, and July 3, 2020 we issued warrants to purchase up to 207,588 shares of our common stock and including the warrants issued on January 3, 2020 are collectively referred to as the 2020 Lincoln Park Warrants.  The 2020 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2020 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $1.05 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. The 2020 Lincoln Park Note matures on January 3, 2022.  The proceeds of the 2020 Lincoln Park Note were used to repay Pinnacle Note described below.

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

2019 Fair Value Convertible Note

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million, herein referred to as the 2019 Lincoln Park Note, together with warrants to purchase up to 137,500 shares of our common stock at an exercise price of $2.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 137,500 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on each of July 23, 2019, September 20, 2019 and November 20, 2019 we issued warrants to purchase up to 137,500 shares of our common stock, and including the warrants issued on May 20, 2019 are collectively referred to as the 2019 Lincoln Park Warrants.  The 2019 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2019 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The 2019 Lincoln Park Note matures on May 21, 2021.  The 2019 Lincoln Park Note contains a clause that re-prices the fixed conversion price if we sell equity securities within 180-days of the 2019 Lincoln Park Note.  On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the fixed conversion price of the 2019 Lincoln Park Note was adjusted to $0.78. On each of February 3, February 13, February 27, and March 4, 2020, Lincoln Park notified us that they were converting $250,000 of the 2019 Lincoln Park Note into 319,366 shares of our common stock. On June 2, 2020, Lincoln Park notified us that they were converting the remaining $100,000 of the 2019 Lincoln Park Note into 127,746 shares of our common stock. On June 5, 2020, they exercised all of the 2019 Lincoln Park Warrants using a cashless exercise formula and were issued 377,016 shares of our common stock.

2020 Convertible Debt

On March 18, 2020, we issued two convertible promissory notes to two third-party investors for principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock. During the six months ended June 30, 2020, we paid interest in the amount of $0.04 million related to these two convertible promissory notes.

2019 Convertible Debt

On October 11, 2019, we issued a convertible promissory note agreement to a third-party investor and received $500,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 989,368 shares of our common stock at a purchase price of $0.51 per share.

On September 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $250,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 494,684 shares of our common stock at a purchase price of $0.51 per share.

On August 12, 2019, in lieu of cash, we issued a $702,500 convertible promissory note agreement in exchange for 76,194 shares of our common stock related to 76,194 put rights exercised by Leslee Dart, one of our Directors and a 42West seller. The convertible promissory note bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On July 9, 2019, we issued a convertible promissory note agreement to a third-party investor and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On January 12, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 254,326 shares of our common stock at a purchase price of $0.59 per share.

On March 25, 2019, we issued a convertible promissory note agreement to a third-party investor and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On January 1, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 346,021 shares of our common stock at a price of $0.58 per share.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million, to Pinnacle Family Office Investments, L.P. (“Pinnacle”), pursuant to a securities purchase agreement, dated the same date, herein referred to as the Pinnacle Note. We used the proceeds of the Pinnacle Note to finance the Company’s acquisition of The Door. Our obligations under the Pinnacle Note were secured primarily by a lien on the assets of The Door and Viewpoint. The Pinnacle Note matured on January 5, 2020. The Pinnacle Note contained a clause that re-prices the conversion price if we sell equity securities at a price lower than the conversion price at any time that the Pinnacle Note is outstanding. On October 21, 2019, we issued 2,700,000 shares of common stock pursuant to a public offering at a purchase price of $0.78 per share.  As such, the conversion price of the Pinnacle Note was adjusted to $0.78. On December 4, 2019, Pinnacle converted $297,936 of the Pinnacle Note into 380,603 shares of our common stock.

On January 5, 2020, the Pinnacle Note maturity date, we paid Pinnacle $1,231,678, including accrued interest of $29,614, in full satisfaction and repayment of the Pinnacle Note. For the six months ended June 30, 2020, we recorded as interest expense a beneficial conversion feature in the amount of $0.07 million, related to the Pinnacle Note.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. The convertible promissory notes mature during the third quarter of 2020 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective noteholders into shares of our common stock at a price of either (i) the 90 day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. On June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 421,509 shares of our common stock; on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 124,008 shares of our common stock and on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 79,365 shares of our common stock using a 90-day average trading price.  We recorded as interest expense a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $375,000 for each of the three and six months ended June 30, 2020.

As of June 30, 2020, we had a balance of $100,000 in current liabilities related to these convertible promissory notes.

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

Goodwill

As of June 30, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint and Shore Fire we have a balance of $18,072,825 of goodwill on our condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment.  This amount includes a working capital adjustment in the amount of $124,836 made during the six months ended June 30, 2020, pursuant to Shore Fire purchase agreement. We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We evaluate goodwill in the fourth quarter of every year or more frequently if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

We determined that the adverse effects of COVID-19 on certain of the industries in which we operate could be an indicator of a possible impairment of goodwill.  As such, we updated our estimates and assumptions, with the information available as of the date of the assessment, performed an impairment test on the carrying value of our goodwill and determined that an impairment adjustment was not necessary.  As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated.  Our future assessment of the magnitude of the effects of the COVID-19 outbreak on our business could result in impairment of goodwill in future reporting periods.

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

We evaluate our financial instruments to determine if those instruments or any embedded components of those instruments potentially qualify as derivatives required to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The accounting for warrants issued to purchase shares of our common stock is based on the specific terms of the respective warrant agreement, and are generally classified as equity, but may be classified as a derivative liability if the warrant agreement provides or requires full or partial cash settlement. A warrant classified as a derivative liability, or a bifurcated embedded conversion or settlement option classified as a derivative liability, is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. If upon the occurrence of an event resulting in the warrant liability or the embedded derivative liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

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

We account for the issued and outstanding 2020 Fair Value Convertible Notes under the “Fair Value Option election” of ASC 825, Financial Instruments, as discussed below.  The notes are each a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815.  Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”), to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Further, the estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statement of operations. With respect to our 2020 Fair Value Convertible Notes, the “other income (expense) component” is presented in a single line in the consolidated statement of operations within net income, as none of the change in fair value was attributable to instrument specific credit risk. See our accompanying unaudited condensed consolidated financial statements Note 9 - Notes Payable, and Note 11 - Fair Value Measurements, for a further discussion of such FVO election and the 2020 Fair Value Convertible Notes.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration in 2017. In March of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of our common stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, through specified dates in December 2020. During the six months ended June 30, 2020, we purchased 177,518 shares of our common stock from certain of the sellers in accordance with the put agreements. An aggregate purchase price of $84,700 and $459,700 was paid during the three and six months ended June 30, 2020, including $275,000 for put rights exercised in December 2019.  As of June 30, 2020, there were 145,008 put rights outstanding to be exercised.

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

Contingent Consideration

On July 5, 2018, as part of the merger agreement with the former members of The Door, we agreed to pay up to 1,538,462 shares of common stock at a purchase price of $3.25 and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of common stock and the last $2.0 million of contingent consideration earned is paid in cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, which have not been remediated as of the date of the filing of this report.

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

The global spread of COVID-19 has created significant operational volatility, uncertainty and disruption, both in the global economy, in general, and in the hospitality and entertainment industries, in particular. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

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

To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days during this 180-day grace period. The Company’s failure to regain compliance during this period could result in delisting. On April 20, 2020, the Company received an additional notice from Nasdaq (the “Tolling Notice”), which stated that, due to current market conditions, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020. As a result, the new date by which the Company has to regain compliance with the minimum bid price requirement is December 28, 2020. To regain compliance, the minimum bid price of the Common Stock must meet or exceed $1.00 per share for a minimum ten consecutive business days at any point prior to December 28, 2020, at which point Nasdaq may provide written confirmation to the Company and close the matter. If the Company is unable to regain compliance by December 28, 2020, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company is presently evaluating various courses of action to regain compliance. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s rule or will otherwise be in compliance with other Nasdaq listing criteria.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Form of Paycheck Protection Program Term Note in favor of BankUnited, N.A. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2020 and incorporated by reference herein.

10.2

Letter Agreement, dated June 5, 2020, between Dolphin Entertainment, Inc. and Maxim Group LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020 and incorporated by reference herein.

10.3

Form of Share Purchase Agreement, dated June 5, 2020, between Dolphin Entertainment, Inc. and certain institutional investors, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020 and incorporated by reference herein.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 17, 2020.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer