Form 10-Q
period 2020-09-30
Dolphin Entertainment, Inc.
filed 2020-11-16
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares of common stock outstanding was 32,801,710 as of November 13, 2020.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current
Cash and cash equivalents	$9,213,083	$2,196,249
Restricted cash	714,145	714,089
Accounts receivable, net	4,384,572	3,581,155
Other current assets	311,884	372,872
Total current assets	14,623,684	6,864,365

Capitalized production costs, net	247,575	203,036
Right-of-use asset	7,490,074	7,435,903
Intangible assets, net of accumulated amortization of $5,554,196 and $4,299,794, respectively.	7,857,137	8,361,539
Goodwill	19,707,322	17,947,989
Property, equipment and leasehold improvements, net	828,179	1,036,849
Investments	220,000	220,000
Deposits and other assets	301,249	502,045
Total Assets	$51,275,220	$42,571,726

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of September 30, 2020	As of December 31, 2019
LIABILITIES
Current
Accounts payable	$982,557	$832,089
Line of credit	—	1,700,390
Term loan	1,000,325	—
Debt	—	3,311,198
Notes payable	695,080	288,237
Convertible notes payable	—	1,681,110
Convertible notes payable at fair value	621,000	—
Paycheck Protection Program loan	235,443	—
Loan from related party	1,310,373	1,810,373
Accrued interest – related party	2,018,025	1,935,949
Accrued compensation – related party	2,625,000	2,625,000
Put rights	1,897,780	2,879,403
Lease liability	1,811,194	1,610,022
Contract liabilities	441,150	309,880
Other current liabilities	3,334,134	3,437,860
Total current liabilities	16,972,061	22,421,511
Noncurrent
Notes payable	600,984	1,074,122
Convertible notes payable	695,000	1,729,618
Convertible notes payable at fair value	911,897	—
Paycheck Protection Program loan	2,864,426	—
Put rights	—	124,144
Contingent consideration	805,000	330,000
Lease liability	6,390,280	6,386,209
Warrants liability	440,000	189,590
Derivative liability	—	170,000
Other noncurrent liabilities	1,120,000	570,000
Total noncurrent liabilities	13,827,587	10,573,683
Total Liabilities	30,799,648	32,995,194

Commitments and contingencies (Note 20)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 32,801,710 and 17,892,900, respectively, issued and outstanding at September 30, 2020 and December 31, 2019	492,026	268,402
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019	1,000	1,000
Additional paid in capital	117,022,779	106,465,896
Accumulated deficit	(97,040,233)	(97,158,766)
Total Stockholders' Equity	20,475,572	9, 576,532
Total Liabilities and Stockholders' Equity	$51,275,220	$42,571,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	$6,390,653	$5,940,440	$18,219,178	$18,464,330
Content production	—	7,616	—	86,606
Total revenues	6,390,653	5,948,056	18,219,178	18,550,936

Expenses:
Direct costs	1,437,953	1,540,711	2,653,178	4,006,806
Selling, general and administrative	953,993	1,023,757	3,247,474	2,875,348
Depreciation and amortization	514,097	485,965	1,531,561	1,446,168
Legal and professional	372,943	353,699	945,257	1,158,497
Payroll	3,604,852	3,956,095	11,384,791	12,503,528
Total expenses	6,883,838	7,360,227	19,762,261	21,990,347
Loss before other income (expenses)	(493,185)	(1,412,171)	(1,543,083)	(3,439,411)

Other income (expenses):
Gain on extinguishment of debt	51,333	709,097	3,311,198	687,811
Change in fair value of convertible notes and derivative liabilities	8,730	—	(540,231)	30,000
Loss on deconsolidation of Max Steel VIE	—	—	(1,484,591)	—
Acquisition costs	(61,196)	—	(61,196)	—
Change in fair value of warrants	145,559	74,037	(265,445)	155,803
Change in fair value of put rights	159,457	627,799	1,677,267	2,406,175
Change in fair value of contingent consideration	140,000	20,000	(330,000)	110,000
Interest expense and debt amortization	(270,815)	(345,203)	(1,953,790)	(950,861)
Total other income, net	173,068	1,085,730	353,212	2,438,928
Loss before income taxes	$(320,117)	$(326,441)	$(1,189,871)	$(1,000,483)
Income tax benefit	182,487	—	182,487	—
Net loss	(137,630)	(326,441)	(1,007,384)	(1,000,483)

Loss per Share:
Basic	$0.00	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.01)	$(0.05)	$(0.09)	$(0.17)
Weighted average number of shares used in per share calculation
Basic	33,382,027	16,071,891	26,117,204	15,995,774
Diluted	34,560,054	19,847,936	29,878,052	20,225,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,007,384)	$(1,000,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,531,561	1,446,168
Impairment of capitalized production costs	30,000	629,585
Loss on deconsolidation of Max Steel VIE	1,484,591	—
Beneficial conversion feature of convertible notes payable	1,327,993	—
Interest owed on convertible debt settled with shares of common stock upon conversion	10,812	—
Gain on extinguishment of debt	(3,311,198)	(687,811)
Amortization of debt discount	59,669	202,987
Bad debt and recovery of account receivable written off, net	283,028	(114,241)
Change in fair value of put rights	(1,677,267)	(2,406,175)
Change in fair value of contingent consideration	330,000	(110,000)
Change in fair value of warrants	265,445	(155,803)
Change in fair value of notes payable and derivative instruments	540,231	(30,000)
Change in deferred tax	(182,487)	—
Changes in operating assets and liabilities:
Accounts receivable	(41,431)	263,478
Other current assets	(222,507)	44,171
Capitalized production costs	(74,540)	(129,024)
Deposits and other assets	(94,561)	12,429
Accrued compensation	—	12,500
Contract liability	(49,944)	(211,136)
Accounts payable	138,464	(174,624)
Lease liability, net	60,486	147,886
Other current liabilities	(8,668)	323,003
Other noncurrent liabilities	—	(217,717)
Net Cash Used in Operating Activities	(607,707)	(2,154,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,878)	(56,070)
Acquisition of Be Social Public Relations LLC, net of cash acquired	(1,048,646)	—
Net Cash Used in Investing Activities	(1,060,524)	(56,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	(500,000)	—
Proceeds from convertible notes payable	2,895,000	—
Repayment of convertible notes payable	(1,702,064)	—
Repayment of term loan	(200,065)	—
Proceeds from note payable	—	1,600,000
Repayment of notes payable	(64,911)	(59,154)
Repayment of debt, net of interest	—	(85,958)
Proceeds from PPP Loans	2,795,700	—
Exercise of put rights	(1,266,000)	(1,890,500)
Proceeds from sale of common stock through registered direct offering, net	7,602,297	—
Installment payment to sellers of The Door	—	(771,500)
Installment payment to seller of Shore Fire	(624,836)	—
Installment payment to seller of Viewpoint	(250,000)	(230,076)
42West settlement of change of control provisions	—	(361,760)
Net Cash Provided by (Used in) Financing Activities	8,685,121	(1,798,948)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,016,890	(4,009,825)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,910,338	6,274,640
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$9,927,228	$2,264,815

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$256,504	$198,140

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Face value of notes payable converted into shares of common stock	$3,510,000	$75,000
Issuance of shares of Common Stock related to the acquisitions	$314,581	$1,000,000
Liability for contingent consideration for the acquisitions	$805,000	$440,000
Liability for put rights to the Sellers of 42West	$1,897,780	$3,277,892
Put rights exchanged for shares of Common Stock	$—	$412,500
Put rights exchanged for convertible note payable	$—	$702,500
Interest on notes paid in stock	$10,812	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the nine months ended September 30,
	2020	2019

Cash and cash equivalents	$9,213,083	$1,550,799
Restricted cash	714,145	714,016
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,927,228	$2,264,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	17,892,900	$268,402	$106,465,896	$(97,158,766)	$9,576,532
Net loss for the three months ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	248,733	3,731	(3,731)	—	—
Issuance of shares related to financing agreement	—	—	50,000	750	(750)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	1,877,811	28,167	1,147,254	—	1,175,421
Shares retired from exercise of puts	—	—	(32,538)	(488)	(1,636,712)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	20,036,906	$300,562	$106,273,738	$(93,959,002)	$12,616,298
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(2,943,601)	(2,943,601)
Issuance of shares related to acquisition of Viewpoint	—	—	3,425	51	(51)	—	—
Issuance of shares related to conversion of convertible promissory notes	—	—	2,369,500	35,543	1,260,517	—	1,296,060
Beneficial conversion of convertible promissory note	—	—	—	—	856,863	—	856,863
Issuance of shares related to cashless exercise of warrants	—	—	377,016	5,655	363,820	—	369,475
Issuance of earnout share to sellers of 42West	—	—	932,866	13,993	(313,993)	—	(300,000)
Issuance of shares related to direct registered sale of common stock	—	—	7,900,000	118,500	7,525,850	—	7,644,350
Shares retired from exercise of puts	—	—	(10,810)	(162)	162	—	—
Balance June 30, 2020	50,000	$1,000	31,608,903	$474,142	$115,966,906	$(96,902,603)	$19,539,445

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)

For the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 (Continued)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance June 30, 2020	50,000	$1,000	31,608,903	$474,142	$115,966,906	$(96,902,603)	$19,539,445
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(137,630)	(137,630)
Issuance of shares related to conversion of convertible promissory notes	—	—	1,020,913	15,314	886,248	—	901,562
Beneficial conversion of convertible promissory note	—	—	—	—	100,000	—	100,000
Issuance of shares to seller of Be Social	—	—	349,534	5,243	309,338	—	314,581
Legal fees related to direct registered offering	—	—	—	—	(42,085)	—	(42,085)
Shares retired from exercise of puts	—	—	(177,640)	(2,673)	(197,628)	—	(200,301)
Balance September 30, 2020	50,000	$1,000	32,801,710	$492,026	$117,022,779	$(97,040,233)	$20,475,572

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)

For the nine months ended September 30, 2020 and 2019

For the nine months ended September 30, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	14,123,157	$211,849	$105,092,852	$(94,529,174)	$10,776,527
Net income for the three months ended March 31, 2019	—	—	—	—	—	122,608	122,608
Issuance of shares related to acquisition of The Door	—	—	307,692	4,615	82,554	—	87,169
Issuance of shares related to conversion of note payable	—	—	53,191	798	95,489	—	96,287
Shares retired from exercise of puts	—	—	(56,940)	(854)	(1,176,646)	—	(1,177,500)
Balance March 31, 2019	50,000	$1,000	14,427,100	$216,408	$104,094,249	$(94,406,566)	$9,905,091
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(796,650)	(796,650)
Shares retired from exercise of puts	—	—	(32,538)	(490)	(690,010)	—	(690,500)
Balance June 30, 2019	50,000	$1,000	14,394,562	$215,918	$103,404,239	$(95,203,216)	$8,417,941
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(326,441)	(326,441)
Shares issued pursuant to Amendment, Waiver and Exchange agreement of August 12, 2019	—	—	385,514	5,783	410,564	—	416,347
Shares retired from exercise of puts	—	—	(138,610)	(2,077)	(835,420)	—	(837,497)
Balance September 30, 2019	50,000	$1,000	14,641,466	$219,624	$102,979,383	$(95,529,657)	$7,670,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), and Be Social Public Relations, LLC (“Be Social”) the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists.  The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands.  The strategic acquisitions of 42West, The Door, Shore Fire, Viewpoint, and Be Social bring together premium marketing services, including digital and social media marketing capabilities, with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and has spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected the demand for certain of the services the Company offers resulting in decreased revenues and cash flows. One of our subsidiaries operates in the food and hospitality sector and has been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels.  Another subsidiary represents talent, such as actors, directors and producers.  The revenues from these clients has been negatively impacted by the suspension of content production.  Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products.  Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. The Company expects that the effects of COVID-19 pandemic will continue to negatively impact its results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company has taken steps such as freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending to mitigate the effects of COVID-19 on the Company’s financial results. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans.  For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually.  Not more than 40% of the forgiven amount can be attributable to non-payroll costs.  The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its future adherence to the forgiveness criteria.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC (“Max Steel Holdings”), Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire and Be Social.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The Company enters into relationships or investments with other entities, and, in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). The Company consolidates a VIE in its financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the operations of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included in its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, JB Believe, LLC as a VIE and previously included Max Steel Productions LLC (“Max Steel VIE”).  During the nine months ended September 30, 2020, the Company analyzed its status as the primary beneficiary of Max Steel VIE and determined that it was no longer the primary beneficiary. As a result, the Company deconsolidated the financial statements of Max Steel VIE on a prospective basis from the Company’s condensed consolidated financial statements as of September 30, 2020.  See Note 13 for further discussion.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020

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

Update to Significant Accounting Policies

Our significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to our accounting policies as a result of electing the fair value option for certain convertible notes and warrants issued during the three and nine months ended September 30, 2020 is discussed below:

Fair Value Option (“FVO”) Election

2020 Convertible Notes

The Company accounts for certain convertible notes issued during the nine months ended September 30, 2020 under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

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
SEPTEMBER 30, 2020

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

Income Tax

The Company recorded an income tax benefit of $182,487 for each of the three and nine months ending September 30, 2020. There was no income tax expense or benefit for the three or nine months ending September 30, 2019. The income tax benefit of $182,487 is due to a reduction of the valuation allowance against the deferred tax liability recorded as a result of the Be Social acquisition.

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
SEPTEMBER 30, 2020

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

NOTE 2 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company had net loss of $137,630 and $1,007,384, respectively, for the three and nine months ended September 30, 2020, and had an accumulated deficit of $97,040,233 as of September 30, 2020.  As of September 30, 2020, the Company had a working capital deficit of $2,348,377 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. In addition, several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19.  As a result, the Company’s revenues have been negatively impacted by a reduction in the services we provide to clients operating in these industries. The Company has taken measures such as a freeze on hiring, salary reductions, staff reductions and cuts in non-essential spending to mitigate the reduction in revenues.  The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of Common Stock, sales of shares of Common Stock and financial support of certain shareholders. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to curtail its business operations or liquidate.

These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after these unaudited condensed consolidated financial statements are issued. The condensed consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. On June 5, 2020, the Company entered into a share purchase agreement with certain institutional investors and sold to such investors an aggregate of 7,900,000 shares of Common Stock in a registered direct offering for net proceeds of approximately $7.6 million. On September 11, 2020, the Company issued a convertible promissory note and received $500,000. The Company’s management currently plans to raise any necessary additional funds through additional issuances of its Common Stock, securities convertible into its Common Stock and/or debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door, Viewpoint, Shore Fire and Be Social while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate PPP Loans for an aggregate amount of $2.8 million under PPP which was established under the CARES Act.  The application for the PPP Loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company.  This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the PPP Loans and the forgiveness of the PPP Loans is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans. The Company intends to apply for forgiveness of the PPP Loans, however, there is no assurance that the Company’s obligation under the PPP Loans will be forgiven. If the PPP Loans are not forgiven, the Company will need to repay the PPP Loans over a two-year period, with an interest rate of 1% per annum, commencing when the SBA notifies the borrower that all or a part of the PPP Loan has not been forgiven.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 3 — GOODWILL

As of September 30, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, and Be Social, the Company has a balance of $19,707,322 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The Company determined that the adverse effects of COVID-19 on certain of the industries in which it operates could be an indicator of a possible impairment of goodwill.  As such, during the first quarter of 2020, the Company updated its estimates and assumptions, with the information available at the time of the assessment, performed an impairment test on the carrying value of its goodwill and determined that an impairment adjustment was not necessary. As of September 30, 2020, management concluded that it is more likely than not that the fair value of the reporting unit is not less than its carrying amount. As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. The Company’s future assessment of the magnitude of the effects of the COVID-19 outbreak on its business could result in impairment of goodwill in future reporting periods.

NOTE 4 — MERGERS AND ACQUISITIONS

Be Social Public Relations, LLC

On August 17, 2020, (the “Be Social Closing Date”), the Company acquired all of the issued and outstanding membership interest of Be Social, a California corporation (the “Be Social Purchase”), pursuant to a membership interest purchase agreement (the “Be Social Share Purchase Agreement”) dated on the Be Social Closing Date, between the Company and Be Social seller.  Be Social is a brand and influencer marketing and public relations agency, offering talent management and brand services publicity in the social media and marketing sectors.

The total consideration paid to the Be Social seller in respect of the Be Social Purchase is $2.2 million as follows: (i) $1,500,000 in cash on the Be Social Closing date (adjusted for Be Social’s indebtedness, working capital and cash targets); (ii) $350,000 in shares of Common Stock at a price of $0.9 per share (349,534 shares) issued to the seller on the Be Social Closing Date, (iii) an additional $350,000 in shares of common stock on January 4, 2021, and (iv) up to an additional $800,000 of contingent consideration, 62.5% that will be paid in cash and 37.5% in shares of Common Stock, upon the achievement of specified financial performance targets over the two-year period of fiscal years 2022 and 2023. The Be Social Share Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The Common Stock issued as part of the consideration on the Be Social Closing Date has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

As a condition to the Be Social Purchase, the seller entered into an employment agreement with the Company to continue as an employee after the closing of the Be Social Purchase. The seller’s employment agreement is through December 31, 2023 and the contract defines base compensation and contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The acquisition-date fair value of the consideration transferred totaled $2,309,581, which consisted of the following:

Common Stock issued at closing (349,534 shares)	$314,581
Cash Consideration paid at closing	1,500,000
Common Stock to be issued on January 4, 2021	350,000
Contingent Consideration	145,000
$2,309,581

The final amount of consideration may potentially change due to other closing adjustments, which have not yet been determined.

The fair value of the 349,534 shares of Common Stock issued on the Be Social Closing Date was determined based on the closing market price of the Company’s Common Stock on the Be Social Closing Date of $0.90 per share.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the Be Social Closing Date. Amounts in the table are estimates that may change, as described below.

Cash	$451,354
Accounts receivable	884,423
Other current assets	16,506
Property, plant & equipment	56,610
Deposits	63,079
Intangibles	750,000
Total identifiable assets acquired	2,221,972

Accrued expenses	(94,702)
Accounts payable	(12,004)
Deferred tax liability	(182,487)
Talent liability	(842,317)
Deferred Revenue	(20,622)
Other current liability	(90,586)
Paycheck Protection Program loan	(304,169)
Total liabilities assumed	(1,546,887)
Net identifiable assets acquired	675,085
Goodwill	1,634,496
Net assets acquired	$2,309,581

Of the provisional fair value of the $750,000 of acquired identifiable intangible assets, $410,000 was assigned to customer relationships (3 years estimated useful life) and $340,000 was assigned to the trade name (10-year estimated useful life), that were recognized at a provisional fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method.

The provisional fair value of accounts receivable acquired is $884,423.

The provisional fair values of property and equipment and leasehold improvements of $56,610, and other assets of $16,506, are based on Be Social’s carrying values prior to the acquisition, which approximate their provisional fair values.

The provisional amount of $1,634,496 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Be Social.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

As a condition to the Shore Fire Purchase, the seller entered into an employment agreement with the Company to continue as an employee after the closing of the Shore Fire Purchase. The seller’s employment agreement is through December 31, 2022 and the contract defines base compensation and a bonus structure based on Shore Fire achieving certain financial targets.  The employment agreement contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

The acquisition-date fair value of the consideration transferred totaled $3,124,836, which consisted of the following:

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Shore Fire Closing Date.

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

Of the fair value of the $1,080,000 of acquired identifiable intangible assets, $510,000 was assigned to customer relationships (5 years useful life) and $570,000 was assigned to the trade name (10-year useful life), that were recognized at fair value on the acquisition date. The customer relationships will be amortized using an accelerated method, and the trade name will be amortized using the straight-line method.

The fair value of accounts receivable acquired is $294,033.

The fair values of property and equipment and leasehold improvements of $112,787, and other assets of $33,402, are based on Shore Fire’s carrying values prior to the acquisition, which approximate their fair values.

The amount of $2,075,847 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Shore Fire.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported at December 3, 2020	$1,951,011
Changes to estimated fair values:
Working capital adjustment	124,836
Adjusted goodwill	$2,075,847

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of September 30, 2020, the Company recorded the identifiable net assets acquired of $1,048,989 as shown in the table above in its condensed consolidated balance sheet. The Company did not recognize any adjustments to the identifiable net assets during the nine months ended September 30, 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Unaudited Pro Forma Consolidated Statements of Operations

The following represents the Company’s unaudited pro forma consolidated operations after giving effect to the Shore Fire and Be Social acquisitions for the three and nine months ended September 30, 2019 as if the Company had completed both acquisitions on January 1, 2019 and its results had been included in the consolidated results of the Company for the three and nine months ending September 30, 2019. Be Social contributed revenue of approximately $300,000 and a loss of approximately $50,000 for the period for the period between August 17, 2020 and September 30, 2020.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$6,600,513	$7,833,947	$19,347,368	$24,373,773

Net Loss	$(232,272)	$(272,679)	$(1,278,863)	$(572,611)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2019.

The impact of the acquisition of Shore Fire and Be Social on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2019, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

42West

In connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 1,187,087 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $9.22 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”). During the three and nine months ended September 30, 2020, the 42West sellers exercised Put Rights with respect to an aggregate of 21,726 and199,244 shares of Common Stock, respectively. During the three and nine months ended September 30, 2020, the Company made payments of $806,300 and $1,266,000, respectively, related to exercise of Put Rights, of which $275,000, pertained to Put Rights that were exercised in December 2019.  As of September 30, 2020, the Company had a balance of $846,500 of Put Rights that were exercised but not yet paid.  The Company also entered into Put Agreements with three separate 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 20,246 shares of Common Stock in respect of the earn out consideration.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 5 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include costs of scripts, fees for casting agents and other development costs for projects that are in development but have not been produced.  Capitalized production costs are stated on the Company’s condensed consolidated balance sheets at the lower of unamortized costs or net realizable value.  The Company recorded $247,575 and $203,036 in capitalized production costs associated with these scripts and development costs as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020, the Company recorded an impairment of $30,000 related to costs of a project it does not intend to produce.  The Company intends to produce the remaining projects, but they were not yet in production as of September 30, 2020 and there can be no assurance that these projects will be produced on the timelines anticipated or at all. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

The Company had $0 and $7,616 revenues from motion pictures or digital productions for the three months ended September 30, 2020 and 2019, respectively and had $0 and $86,606 for the nine months ended September 30, 2020 and 2019, respectively. These revenues were attributable to Max Steel, the motion picture released on October 14, 2016.

Accounts Receivables

The Company’s trade accounts receivables related to its entertainment publicity and marketing segment are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of September 30, 2020 and December 31, 2019, the Company had accounts receivable balances of $4,384,572 and $3,581,155, respectively, net of allowance for doubtful accounts of $440,802 and $307,887, respectively, related to its entertainment publicity and marketing segment. The Company did not have any accounts receivable related to its content production segment.

Other Current Assets

The Company had a balance of $311,884 and $372,872 in other current assets on its condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, these amounts were primarily composed of the following:

Indemnification asset – As of September 30, 2020 and December 31, 2019, the Company included in other current assets on its condensed consolidated balance sheet, $0 and $300,000, respectively, related to certain indemnifications associated with the 42West acquisition. On June 4, 2020, the Company issued a net aggregate amount of 932,866 shares of Common Stock after deducting the $300,000 indemnification asset from the value of the shares issued to the 42West sellers.

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Income tax receivable – The Company is owed an overpayment from certain taxes paid for 2018. As of September 30, 2020 and December 31, 2019, the Company had a balance of $35,866 and $19,610 from income tax receivable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$832,958	$792,611
Computers and equipment	1,751,453	1,728,916
Leasehold improvements	770,629	770,628
	3,355,040	3,292,155
Less: accumulated depreciation and amortization	(2,526,861)	(2,255,306)
Property, equipment and leasehold improvements, net	$828,179	$1,036,849

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $90,685 and $277,159 for the three and nine months ended September 30, 2020, respectively and $96,077 and $276,505 for the three and nine months ended September 30, 2019, respectively.

NOTE 7 — INVESTMENT

At September 30, 2020, investments, at cost, consisted of 344,980 shares of common stock of The Virtual Reality Company (“VRC”), a privately held company. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represents less than a 1% noncontrolling ownership interest in VRC. The Company had a balance of $220,000 on its condensed consolidated balance sheets as of both September 30, 2020 and December 31, 2019, related to this investment.

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

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $0 and $3,311,198 during the three and nine months ended September 30, 2020.

As of September 30, 2020, and December 31, 2019, the Company had outstanding balances of $0 and $3,311,198 including accrued interest in the amount of $0 and 1,698,280, respectively, in the caption debt related to this Production Service Agreement on its condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matured on March 15, 2020 and bore interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum throughout its term. The maximum amount that could have been drawn on the revolving line of credit was $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement were secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 183,296 shares of Common Stock, pursuant to the Put Agreements. On February 20, 2020, the Company paid down $500,000 of the line of credit as part of an agreement to convert the line of credit into a three-year term loan described below. As of September 30, 2020, there was no balance on the line of credit due to its conversion to a term loan, and as of December 31, 2019, the outstanding balance on the line of credit was $1,700,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of September 30, 2020, the outstanding balance on the Term Loan was $1,000,325.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31.  Based on current economic factors and uncertainties due to COVID-19, the Company believes it may be out of compliance with certain debt covenants as of and for the year ended December 31, 2020. As such, the Company classified the entire balance of $1,000,325 of the Term Loan in current liabilities on its condensed consolidated balance sheet.

Payroll Protection Program Loan

Between April 19, 2020 and April 23, 2020, the Company and four of its subsidiaries executed notes and received an aggregate amount of $2,795,700 from five PPP Loans from BankUnited, N.A., under the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169 prior to the acquisition. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company is using the proceeds from the PPP Loans to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years.

As of September 30, 2020, the current and long-terms portion of the loan were $235,443 and $2,864,426, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 9 — NOTES PAYABLE

Convertible Notes

Fair Value Convertible Notes

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note”) at a purchase price of $1.2 million together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates (the “2020 Lincoln Park Warrants”). As such, on each of March 4, 2020, May 4, 2020, and July 3, 2020, the Company issued warrants to purchase up to 207,588 shares of its common stock.  The 2020 Lincoln Park Note may be converted at any time into shares of our common stock (the “2020 Conversion Shares”)  at an initial conversion price equal to the lower of (A) $1.05 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. If an event of default under the 2020 Lincoln Park Note occurs prior to maturity, the 2020 Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the 2020 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2020 Lincoln Park Note matures on January 3, 2022. The proceeds of the 2020 Lincoln Park Note were used to repay the 2018 Convertible Debt described below.

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative. The fair value of the 2020 Lincoln Park Note on issuance was recorded as $885,559. For the three and nine months ended September 30, 2020, the fair value of the note increased by $62,375 and $265,836, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). On July 14 and August 17, 2020, Lincoln Park converted a principal balance of $360,000 and $400,000, respectively and were issued 410,959 and 449,944 shares of Common Stock, respectively. The fair value of the shares of Common Stock issued on July 14, 2020 was $447,945 based on the closing trading price of the Common Stock of $1.09 on that day. The fair value of the shares of Common Stock issued on August 17, 2020 was $404,950 based on the closing trading price of the Common Stock of $0.90 on that day. As of September 30, 2020, the principal balance of the 2020 Lincoln Park Note was $540,000 with a fair value of $391,395 recorded on the Company’s condensed consolidated balance sheet.

The fair value of the 2020 Lincoln Park Warrants was recorded on issuance as a debt discount of $314,441. For the three and nine months ended September 30, 2020, the fair value of the warrants decreased by $135,559 and increased by $75,559, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations. As of September 30, 2020, the fair value of the warrants on the Company’s condensed consolidated balance sheet was $390,000.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series “I” Warrant”) to purchase up to 100,000 shares of our common stock at a purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series “I” Warrant met the criteria to be accounted for as a derivative. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series “I” Warrant as $460,000 and $40,000, respectively. For the three and nine months ended September 30, 2020, the fair value of the convertible promissory note decreased by $26,000 and increased by $79,500, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). For the three and nine months ended September 30, 2020, the fair value of the Series “I” Warrant decreased by $10,000 and increased by $10,000, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations. As of September 30, 2020, the principal balance of the convertible promissory note was $500,000 and the fair value of the convertible promissory note and Series “I” Warrant of $520,500 and $50,000, respectively, were recorded on the Company’s condensed consolidated balance sheet. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock.

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 50,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of Common Stock. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note’s fair value on issuance was recorded at $500,000. For the three and nine months ending September 30, 2020, the fair value of the note decreased by $83,000 and increased by $157,000, respectively, and was recognized as current period other expense in the Company’s condensed consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). As of September 30, 2020, the principal balance of the convertible promissory note was $560,000 and the fair value of the convertible promissory note in the amount of $621,000 was recorded on the Company’s condensed consolidated balance sheet.

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note with an initial principal amount of $1,100,000 (the “2019 Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 137,500 shares of Common Stock  at an exercise price of $2.00 per share and 137,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates (the “2019 Lincoln Park Warrants”). As such, on each of July 23, 2019, September 20, 2019, and November 20, 2019, the Company issued warrants to purchase up to 137,500 shares of Common Stock.  On January 3, 2020, the exercise price of the 2019 Lincoln Park Warrants was reduced to $0.78 per share.  The 2019 Lincoln Park Note was convertible at any time into shares of Common Stock (the “Conversion Shares”) at a conversion price equal to the lower of (A) $0.78 per share and (B) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $1.00 per share. Outstanding principal under the 2019 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2019 Lincoln Park Note matures on May 21, 2021 and can be paid prior to the maturity date without any penalty.

The Company accounts for the embedded conversion feature of the 2019 Lincoln Park Note at fair value under ASC-815. Under ASC-815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings. The Company also determined that the 2019 Lincoln Park Warrants met the definition of a derivative and should be classified as a liability recorded at fair value upon issuance and remeasured at each reporting period with changes recorded in earnings. On each of February 3, February 12, February 27, and March 4, 2020, (the “Conversion Dates”) Lincoln Park converted $250,000 of principal ($1,000,000 total) into shares of Common Stock at a conversion price of $0.78.  On June 2, 2020, Lincoln Park converted the remaining $100,000 into shares of Common Stock at a conversion price of $0.78. The Company recorded $0 and $59,742 of interest expense to accrete the note to par value for the three and nine months ending September 30, 2020. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise formula pursuant to the warrant agreement and was issued 377,016 shares of the Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

As of September 30, 2020, the aggregate fair value of the convertible promissory notes described above in “Fair Value Convertible Debt” was recorded under the caption convertible notes payable at fair value at $621,000 and $911,897 in current and noncurrent liabilities, respectively, in the Company’s condensed consolidated balance sheet.

2020 Convertible Debt

On September 11, 2020, the Company issued a convertible promissory note to an investor and received $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on September 11, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock. The principal balance of the convertible promissory notes was recorded in noncurrent liabilities under the caption convertible notes payable.

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

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, September 25, 2019, and October 11, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, $250,000, and $500,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, September 25, 2021, and October 11, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. On January 1, 2020, $200,000 was converted into 346,021 shares of Common Stock, on January 12, 2020, $150,000 was converted into 254,326 shares of Common Stock, on June 4, 2020, $500,000 was converted into 989,368 shares of Common Stock and on June 5, 2020, $250,000 was converted into 494,684 shares of Common Stock. The Company recorded as interest expense a beneficial conversion feature related to the conversion of the 2019 Convertible Debt in the aggregate amount of $0 and $708,643 for the three and nine months ended September 30, 2020.

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

On the date of the Pinnacle Note, the Company’s Common Stock had a market value of $3.65. The Company determined that the Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Pinnacle Note of $3.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Pinnacle Note. The Company recorded a debt discount on the Note of $184,614 that was amortized and recorded as interest expense over the life of the Pinnacle Note.  Upon the re-pricing of the conversion feature of the Pinnacle Note on October 21, 2019, the Company recognized an additional beneficial conversion feature of $1,315,386, of which $0 and $69,350 was amortized as interest expense for the three and nine months ended September 30, 2020, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The Pinnacle note was paid in full on January 5, 2020. For the three and nine months ended September 30, 2020, the Company recorded interest expense of $0 and $70,686 (including the $69,350 amortization of beneficial conversion feature discussed above) and paid interest in the amount of $0 and $29,614, respectively. As of September 30, 2020, the Company did not have a balance related to the Pinnacle Note. As of December 31, 2019, the Company had a balance of $1,202,064 recorded in current liabilities under the caption convertible notes payable.

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. Each of the convertible promissory notes had an initial maturity date of one year from the date of issuance, with the exception of one note in the amount of $75,000, which had an initial maturity date of two years from the date of issuance, and bears interest at a rate of 10% per annum. During 2018, the respective maturity dates of the promissory notes were extended for a period of one year from the original maturity dates and in 2019 were extended for another one-year period. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. On June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 421,509 shares of Common Stock, on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 124,008 shares of Common Stock, on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 79,365 shares of Common Stock and on July 1, 2020, two of the 2017 Convertible Debt notes in the aggregate amount of $100,000 were converted into 160,010 shares of our common stock, using a 90-day average trading price on their respective conversion dates. The Company recorded as interest expense a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $100,000 and $550,000, respectively, for the three and nine months ended September 30, 2020.

In regard to the 2020, 2019, 2018, and 2017 Convertible Debt discussed above, for the three and nine months ended September 30, 2020, the Company paid interest in the aggregate amount of $14,738 and $107,496, respectively, and recorded interest expense in the amount of $105,639 and $1,397,810, respectively in the Company’s condensed consolidated statement of operations. The interest expense for the three and nine months ended September 30, 2020 included the amortization of beneficial conversion features in the amounts of $100,000 and $1,327,993, respectively related to the 2017, 2018 and 2019 Convertible Debt that were converted during the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company recorded accrued interest of $7,552 and $40,803, respectively, relating to the 2020, 2019, 2018 and 2017 Convertible Debt. As of September 30, 2020 and December 31, 2019, the Company had a balance of $0 and $2,383,610, respectively, in current liabilities under the caption convertible notes payable and a balance of $695,000 and $1,100,000, respectively, in noncurrent liabilities under the caption convertible notes payable in its condensed consolidated balance sheet, related to the 2020, 2019, 2018, and 2017 Convertible Debt.

Nonconvertible Notes Payable

On July 5, 2012 the Company entered into an unsecured promissory note in the amount of $300,000 bearing 10% interest per annum and payable on demand with KCF Investments LLC (“KCF”). On December 10, 2018, the Company agreed to exchange this note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note. For the three and nine months ended September 30, 2020, the Company repaid $22,327 and $65,348 of the principal amount of the promissory note.

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
SEPTEMBER 30, 2020

On November 5, 2019, the Company entered into an unsecured promissory note in the amount of $350,000, maturing on November 4, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

During the three and nine months ended September 30, 2020, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $32,798 and $100,028, respectively. During the three and nine months ended September 30, 2019, the Company paid interest on its nonconvertible promissory notes in the aggregate amount of $26,165 and $79,973, respectively. The Company had balances of $8,407 and $8,788 as of September 30, 2020 and December 31, 2019, respectively, for accrued interest recorded in its condensed consolidated balance sheets, relating to these nonconvertible promissory notes. The Company recorded interest expense for the three and nine months ended September 30, 2020 of $32,668 and $99,648, respectively, and $26,165 and $79,696 for the three and nine months ending September 30, 2019, respectively, relating to these nonconvertible promissory notes. As of September 30, 2020, the Company had a balance of $695,080 in current liabilities and $600,984 in noncurrent liabilities under the caption notes payable related to these nonconvertible promissory notes.  As of December 31, 2019, the Company had balances of $288,237 in current liabilities and $1,074,122 in noncurrent liabilities on its condensed consolidated balance sheets under the caption notes payable relating to these nonconvertible promissory notes.

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

For the three and nine months ended September 30, 2020, the Company paid $150,000 and $250,000, respectively, of interest on the DE LLC Note and recorded interest expense of $27,924 and $83,166, respectively and did not repay any principal balance of the DE LLC Note. For the three and nine months ended September 30, 2019, the Company did not repay any principal balance or interest of the DE LLC Note and recorded interest expense of $27,924 and $82,863, respectively. As of September 30, 2020 and December 31, 2019, the Company had a principal balance of $1,107,873 and accrued interest of $248,759 and $415,592, respectively, relating to the DE LLC Note on its condensed consolidated balance sheets.

On August 12, 2019, the Company entered into the Exchange Agreement whereby Leslee Dart, a member of the board of directors of the Company agreed to take a convertible note instead of cash in exchange for 76,194 Put Rights that she had exercised but had not been paid.  The principal amount of the convertible note is $702,500, bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time during the term of the convertible note payable, at a purchase price based on the 30-day trailing average closing price of the Common Stock. On September 24, 2020, the Company paid Ms. Dart $500,000 of the principal of the convertible note. For the three and nine months ended September 30, 2020, the Company recorded interest expense in the amount of $16,729 and $51,855, respectively and did not repay any interest. As of September 30, 2020 and December 31, 2019, $78,993 and $27,138 was recorded as accrued interest, respectively, and $202,500 and $702,500 was recorded in loan from related party, respectively, as current liabilities on the condensed consolidated balance sheet. The outstanding principal amount of $202,500 and accrued interest were paid on November 4, 2020.

NOTE 11 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition on March 30, 2017, the Company entered into put agreements, pursuant to which it granted Put Rights to the sellers.  During the nine months ended September 30, 2020, the sellers exercised their Put Rights, for an aggregate amount of 199,244 shares of Common Stock.  During the three and nine months ended September 30, 2020, the Company paid $806,300 and $1,266,000, respectively, related to Put Rights that were exercised, of which $275,000 were for Put Rights exercised in December 2019. As of September 30, 2020, $846,500 was due from the exercise of these Put Rights.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 was $1,897,780 and $3,003,547, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three and nine months ending September 30, 2020, the Company recorded a gain of $159,457 and $1,677,267, respectively, and $627,799 and $2,406,175, respectively, for the three and nine months ended September 30, 2019, in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of September 30, 2020 and December 31, 2019.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of September 30, 2020	As of December 31, 2019
Equity volatility estimate	100.0%	64.0% – 70.0%
Discount rate based on US Treasury obligations	0.10%	1.54% – 1.59%

For the Put Rights, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to September 30, 2020:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$3,003,547
Put rights exercised in December 2019 paid in January 2020	(275,000)
Change in fair value (gain) reported in the statements of operations	(1,677,267)
Put rights exercised September 2020 and not yet paid	846,500
Ending fair value of put rights reported in the condensed consolidated balance sheet at September 30, 2020	$1,897,780

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

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the Door  liability for the contingent consideration recorded on the condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 is $650,000 and $330,000, respectively. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the three and nine months ended September 30, 2020, the Company recorded a gain on the contingent consideration of $150,000 and a loss of $320,000, respectively, in the condensed consolidated statement of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of September 30, 2020	As of December 31, 2019
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.10%-0.12%	1.58% - 1.59%
Annual Asset Volatility Estimate	65.0%	40.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to September 30, 2020:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2019	$330,000
Gain in fair value reported in the statements of operations	320,000
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2020	$650,000

In connection with the Company’s acquisition of Be Social, the seller of Be Social has the potential to earn up to $800,000 of contingent consideration, of which 62.5% is payable in cash, and 37.5% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of Be Social over the fiscal years ending December 31, 2022 and 2023.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the contingent consideration on the Be Social Closing Date was $145,000. The carrying amount at fair value of contingent consideration related to Be Social recorded on the condensed consolidated balance sheet at September 30, 2020 is $155,000. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the three and nine months ended September 30, 2020, the Company recorded a loss on the contingent consideration of $10,000 in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of September 30, 2020	As of August 17, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.14%-0.16%	0.15% - 0.18%
Annual Asset Volatility Estimate	75.0%	79.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from August 17, 2020 to September 30, 2020:

Beginning fair value balance reported on the consolidated balance sheet at August 17, 2020	$145,000
Loss in fair value reported in the statements of operations	10,000
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2020	$155,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

For the 2020 Lincoln Park Note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to September 30, 2020:

Beginning fair value balance on issue date - January 3, 2020	$885,559
Gain in fair value reported in the statements of operations	358,731
Exercised on July 14, 2020	(447,945)
Exercised on August 18, 2020	(404,950)
Ending fair value balance - September 30, 2020	$391,395

The estimated fair value of the 2020 Lincoln Park Note as of its January 3, 2020 issue date and as of September 30, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820.  The unobservable inputs utilized for measuring the fair value of the 2020 Lincoln Park Note reflects management’s own assumptions about the assumptions that market participants would use in valuing the 2020 Lincoln Park Note as of the acquisition date and subsequent reporting periods.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model

Fair Value Assumption - 2020 Lincoln Park Note	January 3, 2020	September 30, 2020
Face value principal payable	$1,300,000	$540,000
Original conversion price	Variable	Variable
Value of Common Stock	$0.64	$0.69
Expected term (years)	2.00	1.26
Volatility	87.5%	100%
Straight debt yield	9.5%	10.5%
Risk free rate	1.53%	0.12%

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

In addition to the 2020 Lincoln Park Note, the Company issued two other convertible notes during the nine months ending September 30, 2020 for which it elected FVO.  The first was issued for a face value of $500,000 on March 4, 2020, and the second was issued for a face value of $560,000 on March 25, 2020. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

For the March 4, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to September 30, 2020:

Beginning fair value balance on issue date - March 4, 2020	$460,000
Loss in fair value reported in the statements of operations	60,500
Ending fair value balance - September 30, 2020	$520,500

The estimated fair value of the note as of its March 4, 2020 issue date and as of September 30, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 4 note)	March 4, 2020	September 30, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$0.78	$0.78
Value of Common Stock	$0.67	$0.69
Expected term (years)	10.00	9.42
Volatility	90%	100%
Risk free rate	1.02%	0.69%

For the March 25, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 25, 2020 (date of issuance) to September 30, 2020:

Beginning fair value balance on issue date - March 25, 2020	$500,000
Gain in fair value reported in the statements of operations	121,000
Ending fair value balance - September 30, 2020	$621,000

The estimated fair value of the note as of its March 25, 2020 issue date and as of September 30, 2020, was computed using a Monte-Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 25 note)	March 25, 2020	September 30, 2020
Face value principal payable	$560,000	$560,000
Original conversion price	$0.40	$0.78
Value of Common Stock	$0.67	$0.69
Expected term (years)	1.00	0.48
Volatility	90%	100%
Straight debt yield	23.5%	10.5%
Risk free rate	0.25%	0.11%

Warrants

In connection with the 2020 Lincoln Park Note, the Company issued warrants to purchase up to 207,588 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the 2020 Lincoln Park Note issuance.

For the 2020 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to September 30, 2020:

2020 Lincoln Park Warrants:	Fair Value
2020 Lincoln Park Warrants derivative liability - January 3, 2020	$314,441
Gain in fair value reported in the statements of operations	75,559
2020 Lincoln Park Warrants derivative liability - September 30, 2020	$390,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The estimated fair value of the 2020 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2020 Lincoln Park Warrants	January 3, 2020	September 30, 2020
Aggregate Fair Value	$314,441	$530,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.64	$0.69
Expected term (years)	5.50	4.76
Volatility	87.5%	100%
Dividend yield	0%	0%
Risk free rate	1.62%	0.28%

In connection with the March 4, 2020, convertible promissory note (see Note 9) issued, the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.

For the Series “I” Warrant, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to September 30, 2020:

Series “I” Warrant:	Fair Value
2020 Series “I” Warrants derivative liability - March 4, 2020	$40,000
Gain in fair value reported in the statements of operations	10,000
2020 Series “I” Warrants derivative liability - September 30, 2020	$50,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 4, 2020	September 30, 2020
Aggregate Fair Value	$40,000	$60,000
Exercise Price per share	$0.7828	$0.7828
Value of Common Stock	$0.67	$0.69
Expected term (years)	5.50	4.93
Volatility	90%	100%
Dividend yield	0%	0%
Risk free rate	0.80%	0.28%

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

For the 2019 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to September 30, 2020:

2019 Lincoln Park Warrants:	Fair Value
2019 Lincoln Park Warrants liability - December 31, 2019	$189,590
Loss in fair value reported in the statements of operations	179,886
Market value of shares issued upon cashless exercise of 2019 Lincoln Park Warrants	(369,476)
2019 Lincoln Park Warrants liability - September 30, 2020	$—

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Derivative Liability (2019 Lincoln Park Note Embedded Conversion Feature)

The Company accounted for the embedded conversion feature of the 2019 Lincoln Park Note as a derivative liability. For the embedded conversion feature of the 2019 Lincoln Park Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2019 to September 30, 2020:

Beginning fair value balance - December 31, 2019	$170,000
Change in fair value reported in the statements of operations	—
Reduction in value due to note principal conversion	(170,000)
Ending fair value balance - September 30, 2020	$—

NOTE 12 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liability is recorded as revenue. The Company had balances of $441,150 and $309,880 as of September 30, 2020 and December 31, 2019, respectively, in contract liabilities.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and nine months ended September 30, 2020 and 2019. The financial statements of Max Steel Productions LLC are consolidated in the condensed consolidated balance sheet as of December 31, 2019 and in condensed consolidated statement of operations and statement of cash flows presented herein for the period between January 1, and February 20, 2020 and the three and nine months ended September 30, 2019. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC					JB Believe LLC
	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	For the nine months ended September 30,	For the three months ended September 30,	As of and for the nine months ended September 30,	For the three months ended September 30,	As of December 31,	For the nine months ended September 30,	For the three months ended September 30,
(in USD)	2020	2020	2019	2019	2019	2020	2020	2019	2019	2019
Assets	—	—	7,379,851	—	—	190,520	—	190,347	—	—
Liabilities	—	—	(11,816,966)	—	—	(6,750,088)	—	(6,749,914)	—	—
Revenues	—	—	—	78,990	—	—	—	—	7,616	7,616
Expenses	—	—	—	(607,081)	(633,371)	—	—	—	(39,298)	(9,834)
Gain on extinguishment of debt	3,311,198	—	—	—	—	—	—	—	—	—

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

Max Steel VIE was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. As described in Note 8 (Debt), the Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel VIE with the Company controlling the production of the motion picture and having the rights to sell the motion picture. On February 20, 2020, the lender of the Production Service Agreement confirmed that Max Steel VIE did not owe any debt under the Production Service Agreement. The Company recorded a gain on extinguishment of debt in the amount of $3,311,198. In addition, the Company assessed its status as primary beneficiary of the VIE and determined that it was no longer the primary beneficiary. As such, the Company deconsolidated Max Steel VIE and recorded a loss on deconsolidation in the amount of $0 and $1,484,591 on its condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, there were outstanding balances of $0 and $3,311,198, including accrued interest of $0 and $1,698,280, respectively, related to this debt which are included in the caption debt in the condensed consolidated balance sheets. The accrued interest was reclassified from accrued interest to debt as of December 31, 2019.

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
SEPTEMBER 30, 2020

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

The Certificate of Designation also provides for a liquidation value of $0.001 per share and dividend rights of the Series C Convertible Preferred Stock on parity with the Company’s Common Stock. See Note 21 for further discussion of the Series C Convertible Preferred Stock.

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
SEPTEMBER 30, 2020

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

On March 26, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 319,366 shares of Common Stock.

On March 31, 2020 three of the sellers of 42West exercised Put Rights for 164,048 shares of Common Stock and were paid $741,000 are owed $771,500.

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
SEPTEMBER 30, 2020

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

On June 30, 2020 a holder of a convertible promissory note converted $50,000 of principal into 79,365 shares of Common Stock.

On July 1, 2020, two holders of convertible promissory notes converted $100,000 of principal into 160,010 shares of Common Stock.

On July 15, 2020, Lincoln Park converted $360,000 of the principal balance of the 2020 Lincoln Park Note into 410,959 shares of Common Stock.

On August 12, 2020, one of the sellers of 42West exercised Put Rights and was paid $125,300 for 13,592 shares of Common Stock.

On August 17, 2020, the Company issued 349,534 shares of Common Stock to Alison Grant, the seller of Be Social, pursuant to the Be Social Purchase Agreement.

On August 18, 2020, Lincoln Park converted $400,000 of the principal balance of the 2020 Lincoln Park Note into 449,944 shares of Common Stock.

As of September 30, 2020 and December 31, 2019, the Company had 32,801,710 and 17,892,900 shares of Common Stock issued and outstanding, respectively.

NOTE 15 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to Dolphin Entertainment shareholders and numerator for basic earnings per share	$(137,630)	$(326,441)	$(1,007,384)	$(1,000,483)
Change in fair value of put rights	(159,457)	(627,799)	(1,677,267)	(2,406,175)
Numerator for diluted loss per share	$(297,087)	$(954,240)	$(2,684,651)	$(3,406,658)

Denominator
Denominator for basic EPS - weighted-average shares	33,382,027	16,071,891	26,117,204	15,995,774
Effect of dilutive securities:
Put rights	1,178,027	3,776,045	3,760,848	4,229,355
Denominator for diluted EPS - adjusted weighted-average shares	34,560,054	19,847,936	29,878,052	20,225,129

Basic loss per share	$0.00	$(0.02)	$(0.04)	$(0.06)
Diluted loss per share	$(0.01)	$(0.05)	$(0.09)	$(0.17)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Certain of the Company’s convertible notes payable and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock.  As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities.  For the three and nine months ended September 30, 2020 and 2019, the Company had a net loss and as such the two-class method is not presented.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted earnings (loss) per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted loss per share for the three and nine months ended September 30, 2020 and 2019 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three and nine months ended September 30, 2020 and 2019 is subtracted from net loss. The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts.

For the three and nine months ended September 30, 2020 and 2019, convertible promissory notes were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 16 — WARRANTS

A summary of warrants outstanding at December 31, 2019 and issued, exercised and expired during the nine months ended September 30, 2020 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2019	2,277,253	$3.35
Issued	930,532	0.78
Exercised	(550,000)	0.00
Expired	(250,000)	0.78
Balance at September 30, 2020	2,407,605	$3.21

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

On each of May 21, July 23, September 20, and November 20, 2019 the Company issued 2019 Lincoln Park Warrants to purchase up to 137,500 shares of Common Stock (550,000 total) at a purchase price of $2.00 per share to Lincoln Park related to the 2019 Lincoln Park Note. On January 3, 2020, in relation to the 2020 Lincoln Park Note, the exercise price of the 2019 Lincoln Park Warrants was reduced to $0.78 per share.  The 2019 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  Pursuant to the warrant agreements, if a resale registration statement covering the shares of Common Stock underlying the 2019 Lincoln Park Warrants is not effective and available at the time of exercise, the 2019 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants by means of a cashless exercise formula and were issued 377,016 shares of Common Stock. The Company determined that the 2019 Lincoln Park Warrants should be classified as freestanding financial instruments and meet the criteria to be accounted for as derivative liabilities at fair value. For the nine months ended September 30, 2020, the Company recorded a loss through change in fair value of $179,886 in its condensed consolidated statement of operations.

On each of January 3, March 4, May 4, 2020, and July 3, 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 207,588 shares of Common Stock (830,352 total) at a purchase price of $0.78 per share to Lincoln Park. The 2020 Lincoln Park Warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the 2020 Lincoln Park Warrants is not effective and available at the time of exercise, the 2020 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Company determined that the 2020 Lincoln Park Warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance of $314,441. The Company recorded a gain of $135,559 and expense of $75,559 due to change in fair value during the three and nine months ended September 30, 2020, respectively, and had a balance of $390,000 as of September 30, 2020 recorded in its condensed consolidated balance sheet.

On March 4, 2020, in connection with the $500,000 convertible note payable (see Note 9) the Company issued Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $0.78 per share.  The warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded a gain of $10,000 and expense of $10,000 due to change in fair value during the three and nine months ended September 30, 2020, respectively, and had a balance of $50,000 as of September 30, 2020 recorded in its condensed consolidated balance sheet.

NOTE 17 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Company’s Board of Directors. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of September 30, 2020 and December 31, 2019, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,690,273 and $1,493,219 respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to Mr. O’Dowd’s employment. The Company recorded interest expense related to the accrued compensation of $66,164 for both the three months ended September 30, 2020 and 2019, and $197,055 and $196,336, respectively, for the nine months ended September 30, 2020 and 2019 on the condensed consolidated statements of operations.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Ms. Leslee Dart, a member of the board of directors of the Company, exercised Put Rights and caused the Company to purchase 59,654 shares of Common Stock at a purchase price of $9.22 per share during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company paid Ms. Dart $200,000 and $250,000, respectively and still owes $300,000 related to the exercise of these Put Rights. See Notes 4 and 11 for further discussion on the Put Rights.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 18 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, and Be Social, and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. The Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss before other income (expenses) on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2020.  Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, and Be Social, the Company assigned $7,857,137 of intangible assets, net of accumulated amortization of $5,554,196, and goodwill of $19,707,322 as of September 30, 2020 to the Entertainment Publicity and Marketing segment. The balances reflected as of September 30, 2019 for Entertainment Publicity and Marketing segment comprise 42West, The Door, and Viewpoint.

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2020		September 30, 2019
Revenues:
EPD	$6,390,653	$18,219,178	$5,940,440	$18,464,330
CPD	—	—	7,616	86,606
Total	$6,390,653	$18,219,178	$5,948,056	$18,550,936

Segment Operating Income (Loss):
EPD	$695,763	$489,107	$(81,511)	$(892,269)
CPD	(1,188,948)	(2,032,190)	(1,330,660)	(2,547,142)
Total	(493,185)	(1,543,083)	(1,412,171)	(3,439,411)
Interest expense	(270,815)	(1,953,791)	(345,203)	(950,861)
Other income (expense)	(443,883)	2,307,003	1,430,933	3,389,789
Loss before income taxes	$(320,117)	$(1,189,871)	$(326,441)	$(1,000,483)

	As of September 30, 2020	As of December 31, 2019

Total assets:
EPD	$45,840,256	$40,083,491
CPD	5,434,964	2,488,235
Total	$51,275,220	$42,571,726

NOTE 19 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company and included in restricted cash in the amounts of $36,735 as of September 30, 2020. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York and signed a three-year renewal of its lease on August 23, 2020. The lease is secured by a cash security deposit of approximately $29,000. Monthly lease payments are $20,833 and contain increases of 3% annually.

The Door is obligated under an operating lease agreement for office space in Chicago, Illinois, at a fixed rate of $2,200 per month, which expired in May 2020 and was not renewed.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

42West is obligated under an operating lease agreement for office space in New York, expiring in December 2026. The lease is secured by a standby letter of credit in the amount of $677,354 and provides for increases in rent for real estate taxes and building operating costs. The lease also contains a renewal option for an additional five years.

42West is obligated under an operating lease agreement for office space in California, expiring in December 2021. The lease is secured by a cash security deposit of $44,788 and a standby letter of credit in the amount of $50,000. The lease also provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

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

Shore Fire Media is obligated under an operating lease agreement for office space in Nashville, Tennessee and expired July 2020. The lease is secured by a cash deposit of $1,575 and was not renewed upon its expiration.

Be Social is obligated under an operating lease for approximately 4,505 square feet of office space in Los Angeles, California expiring December 2024. The lease is secured by a cash deposit of $47,978.

The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	September 30, 2020	December 31, 2019
Assets
Right-of-use asset	$7,490,074	$7,435,903

Liabilities
Current
Lease liability	$1,811,194	$1,610,022

Noncurrent
Lease liability	$6,390,280	$6,386,209

Total lease liability	$8,201,474	$7,996,231

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during the three and nine months ended September 30, 2020.

Lease costs	Classification	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease costs	Selling, general and administrative expenses	$543,045	$1,601,364
Operating lease costs	Direct costs	60,861	182,583
Sublease income	Selling, general and administrative expenses	(2,397)	(7,191)
Net lease costs		$601,509	$1,776,756

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Maturities of lease liabilities were as follows:

2020 (excluding nine months ended September 30, 2020)	$644,285
2021	2,371,213
2022	1,763,496
2023	1,698,151
2024	1,561,035
Thereafter	2,173,035
Total lease payments	$10,211,215
Less: Imputed interest	(2,009,741)
Present value of lease liabilities	$8,201,474

The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities and right-of-use asset. The weighted average remaining lease term for our operating leases was five years at September 30, 2020.

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

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 1,000,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 300,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 300,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the nine months ended September 30, 2020 and 2019, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $73,623 and $240,670, respectively, during the three and nine months ended September 30, 2020 and $77,000 and $214,407, respectively during the three and nine months ended September 30, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Employment Contracts

As a condition to the Be Social Purchase, Alison Grant, the seller of Be Social entered into an employment agreement with the Company to continue as an employee after the closing of the Be Social Purchase.  Ms. Grant’s employment agreement is through December 31, 2023. The employment agreement defines base compensation and salary increases at the discretion of the Company’s CEO.  Ms. Grant will serve as Be Social’s President. The employment agreement contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

As a condition to the Shore Fire Purchase, Marilyn Laverty, the Shore Fire seller, entered into an employment agreement with the Company to continue as an employee after the closing of the Shore Fire Purchase. Ms. Laverty’s employment agreement is through December 31, 2022 and may be renewed by Ms. Laverty for two successive one-year terms. The employment agreement defines base compensation and a salary increase and bonus structure based on Shore Fire achieving certain financial targets.  Ms. Laverty will serve as Shore Fire’s President.  The employment agreement contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

As a condition to the acquisition of Viewpoint, David Shilale entered into an employment agreement with the Company to continue as an employee after the closing of the Viewpoint purchase. Mr. Shilale’s employment agreement is for a period of three years from the closing date of the Viewpoint purchase and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets. The bonus for Mr. Shilale is determined at the sole discretion of the Company’s Board of Directors and management. The agreement does not provide for guaranteed increases to the base salary. The employment agreement contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

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

As a condition to the closing of the acquisition of 42West each of the three principal sellers entered into employment agreements with the Company and have agreed to continue as employees of the Company for a three-year term. Effective April 1, 2020, the Company renewed Leslee Dart’s employment agreement for a period of three years and may automatically be renewed for successive one-year terms by mutual agreement of Ms. Dart and the Company. The employment agreement provides for a base salary and contains provisions for termination including as a result of death or disability. During the term of the employment agreement, Ms. Dart is entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as is entitled to paid vacation in accordance with the Company’s policy. The Company has not renewed the employment agreement of the other two principal sellers, although one remains employed by the Company, while the other one has retired.

Motion Picture Industry Pension & Health Plans Accrual

42West was a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively until March 31, 2019.The Plans are governed by the Employee Retirement Income Security Act of 1974, as amended. During the three months ended September 30, 2020, the Plans conducted an exit audit of 42West’s books and records for the period August 21, 2016 through March 31, 2019 in connection with the alleged contribution obligations to the Plans. Based on the findings of the audit, 42West is liable for $87,532 in pension contributions, health and welfare plan contributions and union dues.  As of September 30, 2020, the Company accrued $87,532 related to this audit.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. On June 29, 2018, the Company issued a letter of credit through Bank United, in the amount of $50,000, reducing the borrowing capacity under the Loan Agreement by that amount. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The Company was not aware of any material claims relating to its outstanding letters of credit as of September 30, 2020.

NOTE 21 – SUBSEQUENT EVENTS

On October 26, 2020, the Company issued  a convertible promissory note in the principal amount of $500,000 exchange for $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on October 26, 2022.  The noteholder may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 90-day trailing trading average price of the Company’s common stock.

On November 4, 2020, the Company paid Leslee Dart, a Director of the Company, $298,334 in full satisfaction of a convertible note payable held by Ms. Dart, accrued interest on the convertible note payable and reimbursement of certain legal fees related to the convertible note payable.

On March 7, 2016, the Company issued Dolphin Entertainment, LLC, an entity wholly-owned by William O’Dowd, our Chief Executive Officer and the Chairman of the board of directors (the “Board”), 50,000 shares of the Company’s Series C Convertible Preferred Stock. In accordance with the terms of our Amended and Restated Articles of Incorporation, as amended, (the “Charter”) each share of Series C Convertible Preferred Stock would be convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issue date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on the date of issuance. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment, LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee, and (iii) Mr. O’Dowd individually.

Pursuant to the Charter, the Series C Convertible Preferred Stock would only be convertible by the Eligible Class C Preferred Stock Holder upon the Board’s determination that one of the “optional conversion thresholds” has been met. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that our company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. In addition, upon the Board’s determination that an “optional conversion threshold” has been met, the holder of the Series C Convertible Preferred Stock shall be entitled to vote on all matters required or permitted to be voted on by the holders of common stock of the Company and shall be entitled to that number of votes equal to three votes for the number of shares of common stock into which such holder’s shares of the Series C Convertible Preferred Stock could then be converted.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met. As a result, the Series C Convertible Preferred Stock became immediately convertible into 18,708,630 shares of common stock of the Company and Dolphin Entertainment, LLC, as the holder of the Series C Convertible Preferred Stock became entitled to 56,125,891 votes, which are equal to approximately 63% of the voting securities of the Company.

Additionally, at the meeting of the Board on November 12, 2020, the Board and Mr. O’Dowd agreed to restrict the conversion of the Series C Convertible Preferred until the Board approved its conversion. Therefore, on November 16, 2020, the Company and Dolphin Entertainment, LLC entered into a Stock Restriction Agreement pursuant to which the conversion of the Series C Convertible Preferred is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C Convertible Preferred Stock until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

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

On August 17, 2020, we acquired all of the issued and outstanding membership interest of Be Social Public Relations, LLC, a California LLC referred to as Be Social. Be Social is a Los Angeles based digital communications group representing both brands and highly-engaged digital influencers.  As consideration for the acquisition of the membership interest of Be Social we agreed to pay to the seller, Ms. Alison Grant, (i) $1.5 million in cash and 349,534 shares of our common stock on August 17, 2020 and (ii) issue shares of our common stock with an aggregate value of $350,000 on January 4, 2021. We may also pay up to $800,000 in earnout consideration, 62.5% which will be paid in cash and 37.5% which will be paid in shares of our common stock if certain specified financial performance targets are achieved during the years ended December 31, 2022 and 2023. Ms. Grant has entered into an employment agreement with a term through December 31, 2023.

 Through our subsidiaries, 42West, The Door, Shore Fire and Be Social, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides digital communication capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete at least one acquisition during 2021, but there is no assurance that we will be successful in doing so, whether in 2021 or at all.

We operate in two reportable segments:  our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment comprises 42West, The Door, Shore Fire, Viewpoint and Be Social and provides clients with diversified services, including public relations, entertainment content marketing, strategic marketing consulting, digital marketing capabilities, creative branding and in-house production of content for marketing. The content production segment comprises Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

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

2020 Registered Direct Offering

On June 5, 2020, we issued and sold to certain institutional investors in a registered direct offering an aggregate of 7.9 million shares of our common stock at a purchase price of $1.05 per share. The offering of the shares was made pursuant to our then effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We received proceeds of approximately $7.6 million from the issuance and sale of our common stock after deducting related offering fees and expenses.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2019, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2019 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). As noted above, on June 5, 2020, we sold 7.9 million shares and received proceeds in the amount of approximately $7.6 million. Management is planning to raise any necessary additional funds through additional sales of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Any such issuances of additional shares of our common stock or securities convertible into our common stock would dilute the equity interests of our existing shareholders, perhaps substantially. In April of 2020, we received five separate loans for an aggregate amount of approximately $2.8 million under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169, prior to the acquisition. The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Payroll Protection Program. There is no assurance that our loans will be forgiven.  If we are unable to raise additional funds from the sale of common stock, securities convertible into our common stock, debt securities, bank and non-bank financing or any combination of such financing securities, we may not be able to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Revenues

For the three and nine months ended September 30, 2020 and 2019, we derived the majority of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. The table below sets forth the percentage of total revenue derived from our two segments for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	100.0%	99.9%	100.0%	99.5%
Content production	0.0%	0.1%	0.0%	0.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Entertainment Publicity and Marketing

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and actively soliciting new business, as well as through acquisition of new businesses within the same industry. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii)  individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers and (viii) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

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

•

Entertainment Marketing and Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, streaming services, independent producers and leading hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

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

•

Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns.  We also offer services for social media activations at events, as well as editorial work on behalf of brand clients.  Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

Content Production

Project Development and Related Services

We have a team that dedicates a portion of its time to identifying scripts, story treatments and novels for acquisition, development and production. The scripts can be for either digital or motion picture productions. We have acquired the rights to certain scripts that we intend to produce and release in the future, subject to obtaining financing. We have not yet determined if these projects would be produced for digital, television or theatrical distribution.

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

We have completed development of each of these feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through third-party financing arrangements, domestic distribution advances, pre-sales, and location-based tax credits, and if necessary,  sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there is no assurance that we will be able to obtain the financing necessary to produce any of these feature films.

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

Other Income and Expenses

For the three months ended September 30, 2020, other income and expenses consisted of: (1) extinguishment of debt; (2) change in fair value of convertible notes and derivative liabilities; (3) change in fair value of warrants; (4) changes in fair value of put rights; (5) change in fair value of contingent consideration; (6) acquisitions costs and (7) interest and debt amortization.  For the nine months ended September 30, 2020, other income and expenses included all of the items detailed above as well as a loss on deconsolidation of VIE.

For the three months ended September 30, 2019, other income and expenses consisted of: (1) extinguishment of debt; (2) change in fair value of warrants; (3) changes in fair value of put rights; (4) change in fair value of contingent consideration and (5) interest and debt amortization.   For the nine months ended September 30, 2019, other income and expenses included all of the items detailed above and a change in fair value of derivative liability.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2020 as compared to three and nine months ended September 30, 2019

Revenues

For the three and nine months ended September 30, 2020 and 2019 our revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Entertainment publicity and marketing	$6,390,653	$5,940,440	$18,219,178	$18,464,330
Content production	—	7,616	—	86,606
Total revenue	$6,390,653	$5,948,056	$18,219,178	$18,550,936

Revenues from entertainment publicity and marketing increased by approximately $0.5 million for the three months ended September 30, 2020, as compared to the same period in the prior year primarily due to the revenues of Shore Fire and Be Social offset by decreases in revenue as a result of COVID-19 in certain industries we serve as described below. Revenues from entertainment publicity and marketing decreased by approximately $0.2 million for the nine months ended September 30, 2020, as compared to the same period in prior year, primarily due to the effect of COVID-19 on our clients that operate in the food and hospitality sector and the talent division. Government imposed orders to either reduce or completely shut down the in-restaurant service has caused our clients to either reduce or suspend the services we offer.  As the production of content was halted between mid-March 2020 and July 2020, several of our talent clients requested to suspend their services until the recommencement of production.  The decrease was partially offset by the revenue of Shore Fire and Be Social, which we acquired on December 3, 2019 and August 17, 2020, respectively.

Revenues from content production decreased by approximately $0.1 million for the nine months ended September 30, 2020, as compared to the same period in prior year. The decrease was primarily due to the normal revenue life cycle of our motion picture Max Steel. The majority of the revenues of a motion picture are recognized in the first twelve months following the release of the film. Max Steel was released on October 14, 2016, and we have already recognized the revenues from the theatrical release, a majority of home entertainment (i.e. DVD) and from international licensing arrangements. We do not expect to generate additional revenues from Max Steel.

Expenses

For the three and nine months ended September 30, 2020 and 2019, our expenses were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses:
Direct costs	$1,437,953	$1,540,711	$2,653,178	$4,006,806
Selling, general and administrative	953,993	1,023,757	3,247,474	2,875,348
Depreciation and amortization	514,097	485,965	1,531,561	1,446,168
Legal and professional	372,943	353,699	945,257	1,158,497
Payroll	3,604,852	3,956,095	11,384,791	12,503,528
Total expenses	$6,883,838	$7,360,227	$19,762,261	$21,990,347

Direct costs decreased by approximately $0.1 million and $1.4 million, respectively, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.  Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects.  The decrease in direct costs is primarily related to a decrease in Viewpoint’s revenue due to COVID-19, as well as reduced costs at 42West and The Door from a slowdown in business from COVID-19.

Selling, general and administrative expenses decreased by approximately $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.  The decrease was primarily due to a slowdown of business activity overall due to COVID-19, partially offset by the inclusion of Shore Fire and Be Social direct costs.  Selling, general and administrative expenses increased by approximately $0.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase is primarily due to selling, general and administrative expenses of Shore Fire that was acquired on December 3, 2019 being included for the nine months ended September 30, 2020.

Legal and professional fees decreased by approximately $0.2 million for the nine months ended September 30, 2020 and compared to the same period in 2019 primarily due to a decrease in audit fees and certain legal fees.  Legal and professional fees slightly increased during the three months ended September 30, 2020 as compared to the same period in prior year primarily due to fees paid for valuations of notes payable and fees paid to consultants.

Payroll expenses decreased by approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019.  In response to the business slowdown due to COVID-19, the Company’s staff and certain salaries were reduced during the three and nine months ending September 30, 2020, as compared to the same period in the prior year.  This decrease was partially offset by the inclusion of Shore Fire and Be Social salary expense.

Other Income and Expenses

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Other Income and expenses:
Gain on extinguishment of debt	$51,333	$709,097	$3,311,198	$687,811
Change in fair value of convertible notes and derivative liabilities	8,730	—	(540,231)	30,000
Loss on deconsolidation of Max Steel VIE	—	—	(1,484,591)	—
Change in fair value of warrants	145,559	74,037	(265,445)	155,803
Change in fair value of put rights	159,457	627,799	1,677,267	2,406,175
Change in fair value of contingent consideration	140,000	20,000	(330,000)	110,000
Acquisition costs	(61,196)	—	(61,196)	—
Interest expense	(270,815)	(345,203)	(1,953,790)	(950,861)
Total other income	$173,068	$1,085,730	$353,212	$2,438,928

During the nine months ended September 30, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE.  On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE.  As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the nine months ended September 30, 2020.  See Note 13—(Variable Interest Entities) to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion on our analysis of primary beneficiary status.

During the three and nine months ended September 30, 2019, we recorded a gain on extinguishment of debt of $0.7 million related to the agreement with the creditor of the prints and advertising loan in which we exchanged potential future revenues from Max Steel for discharging the prints and advertising loan.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights decreased by approximately $0.2 million and $1.7 million for the three and nine months ended September 30, 2020, respectively, and decreased by $0.6 million and $2.4 million for the three and nine months ended September 30, 2019, respectively.

Contingent consideration related to our acquisitions of The Door and Be Social were recorded at fair value on our balance sheet as of the acquisition date. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The fair value of the contingent consideration decreased by approximately $0.1 million for the three months ended September 30, 2020 and increased by approximately $0.3 million for the nine months ended September 30, 2020. The fair value of the contingent consideration decreased by approximately $0.02 million and $0.1 million, respectively, for the three and nine months ended September 30, 2019.

We elected the fair value option for certain convertible notes issued in 2020.  The embedded conversion feature of the 2019 Lincoln Park Note meets the criteria for a derivative. The fair value of these notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The 2019 Lincoln Park Note was converted during the second quarter of 2020 and, as such, no change in fair value of derivative instrument was recorded for the three months ended September 30, 2020.  The aggregate fair value of the convertible notes and the embedded conversion feature increased by $0.5 million for the nine months ended September 30, 2020 and as such we recorded a loss in the change in fair value of these convertible notes and derivatives on our condensed consolidated statement of operations. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with each of the 2019 and 2020 Lincoln Park convertible notes payable and Series “I” warrant were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of these warrants decreased by approximately $0.1 million for the three months ended September 30, 2020 and increased by approximately $0.3 million for the nine months ended September  30, 2020. The fair value of the warrants decreased by approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2019.

We incurred legal and professional fees related to the acquisition of Be Social on August 17, 2020.  Acquisition costs for the three and nine months ended September 30, 2020 were approximately $0.1 million.

Interest expense and debt amortization expense decreased by approximately $0.1 million for the three months ended September 30, 2020 as compared to the same period in prior year primarily due to convertible notes that converted or were paid off during the nine months ended September 30, 2020.  Interest expense increased by approximately $1.0 million for the nine months ended September 30, 2020 as compared to the same period in prior year primarily due to $1.3 million of debt amortization recorded for the beneficial conversion feature upon the conversion of certain notes in the nine months ended September 30, 2020 offset by less interest expense due to the notes that converted or were paid off.

Net Loss

Net loss was approximately $(0.1) million or $0.00 per share based on 33,382,027 weighted average shares outstanding for basic loss per share and $(0.3) million or $(0.01) per share based on 34,560,054 weighted average shares on a fully diluted basis for the three months ended September 30, 2020 and net loss was approximately $(1.0) million or $(0.04) per share based on 26,117,204 weighted average shares outstanding for basic loss per share and $(2.7) million or $ (0.09) per share based on 29,878,052 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2020. Net loss was approximately $(0.3) million or $(0.02) per share based on 16,071,891 weighted average shares outstanding for basic loss per share and $(1.0) million or  $(0.05) per share based on 19,847,936 weighted average shares on a fully diluted basis for the three months ended September 30, 2019 and net loss was approximately $(1.0) million or $ (0.06) per share based on 15,995,774 weighted average shares outstanding and $(3.4) million or $(0.17) per share based on 20,225,129 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2019. The decrease in net loss for the three months and increase in net loss for the nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019

Cash flows used in operating activities for nine months ended September 30, 2020 was $0.6 million.  Our net loss of approximately $1.0 million contained non-cash items such as gain on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of approximately $0.7 million resulting in $0.3 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.3 million, primarily from the increase of prepaid expenses, capitalized production costs and deposits offset by an increase in accounts payable.  Cash flows used in operating activities for nine months ended September 30, 2019 was $2.2 million.  Our net loss of approximately $1.0 million contained non-cash items such as changes in the fair value of liabilities in the aggregate net amount of approximately $1.2 million resulting in $2.2 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2020 increased by approximately $1.0 million as compared to the nine months ended September 30, 2019 due to cash flows used for the acquisition of Be Social, net of cash acquired.

Cash flows provided by financing activities for the nine months ended September 30, 2020 were approximately $8.7 million compared to $1.8 million of cash flows used in financing activities for the nine months ended September 30, 2019. Cash flows provided by financing activities for the nine months ended September 30, 2020 consisted primarily of (i) $0.5 million repayment of line of credit with Bank United; (ii) $0.2 million repayment of the term loan with Bank United; (iii) $2.9 million provided by the sale of convertible promissory notes; (iv) $1.7 million repayment of two convertible promissory notes upon maturity; (v) $1.3 million used to buy back shares of our common stock pursuant to Put Rights that were exercised; (vi) $7.6 million provided by the sale of our common stock in a registered direct offering; (vii) $2.8 million received as Paycheck Protection Program loans and (viii) $0.9 million paid to the sellers of Viewpoint and Shore Fire pursuant to the purchase agreements. By contrast cash flows used in financing activities during the nine months ended September 30, 2019 consisted primarily of (i) $1.6 million of proceeds from the sale of a note payable and detachable warrants; (ii) $0.1 million repayment of our debt under the prints and advertising loan; (iii) $1.0 million used for pay installments owed to the sellers of The Door and Viewpoint pursuant to the purchase agreements; (iv) $0.4 million used to pay certain 42West employees the second installment of the consideration for the purchase of 42West and (v) $1.9 million used to buy back shares of our common stock pursuant to Put Rights that were exercised.

As of September 30, 2020 and 2019, we had cash available for working capital of approximately $9.2 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $2.3 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office, respectively, and a working capital deficit of approximately $2.3 million and $15.6 million, respectively.

These factors, along with an accumulated deficit of $97.0 million as of September 30, 2020, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of our common stock or securities convertible into our common stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts which we currently intend to obtain financing to produce and release. We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

Our subsidiaries operate in industries that were adversely affected by the government mandated shelter-in-place, stay-at-home and work-from-home orders as a result of the novel coronavirus COVID-19. Between April 19, 2020 and April 23, 2020, we entered into five separate loan agreements and received an aggregate amount of approximately $2.8 million under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169 prior to the acquisition. The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Paycheck Protection Program.  There is no assurance that our obligation under these loans will be forgiven.

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of September 30, 2020, our total debt was approximately $7.7 million, not including the funds received from the Paycheck Protection Program that we expect will be forgiven, and our total stockholders’ equity was approximately $20.5 million. Approximately $1.9 million of the total debt as of September 30, 2020 represents the fair value of put rights in connection with the 42West acquisition, which may or may not be exercised by the sellers.

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

Put Rights

In connection with the 42West acquisition, pursuant to put agreements, we granted the sellers put rights to require us to purchase up to an aggregate of 1,187,087 shares of our common stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $9.22 per share during certain specified exercise periods up until December 2020. During the nine months ended September 30, 2020, the sellers of 42West exercised put rights for 199,244 shares of our common stock in accordance with the put agreements. During the three and nine months ended September 30, 2020, we paid $806,300 and $1,266,000, respectively, including $275,000 for put rights exercised in December 2019. As of September 30, 2020, we owed the 42West sellers $846,500 for put rights that had been exercised.

Financing Arrangements

Production Service Agreement

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $3.3 million during the nine months ended September 30, 2020.  As of September 30, 2020 and December 31, 2019, we had a balance of $0 and $3.3 million on our condensed consolidated balance sheets related to the Production Service Agreement.

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

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan.  The term loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of September 30, 2020, the outstanding balance on the Term Loan was $1,000,325.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31.  Based on current economic factors and uncertainties due to COVID-19, we believe we may be out of compliance with certain debt covenants as of and for the year ended December 31, 2020.  As such, we have classified the entire balance of $1,000,325 of the Term Loan in current liabilities on our condensed consolidated balance sheet.

Promissory Notes

Nonconvertible Notes

On November 5, 2019, we issued a promissory note in the amount of $350,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

On July 5, 2012, we issued an unsecured promissory note in the amount of $300,000 bearing interest at a rate of 10% per annum and payable on demand.  The proceeds from this note were used for working capital. On December 10, 2018, we agreed to exchange this promissory note, including accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023.  The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019.  The promissory note may be repaid at any time prior to maturity without a penalty. As of September 30, 2020, we had a balance of $95,081 and $251,932, respectively, in current and noncurrent liabilities on our condensed consolidated balance sheet.

On November 30, 2017, we issued a promissory note in the amount of $200,000 that matures on January 15, 2021. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On June 14, 2017, we issued a promissory note in the amount of $400,000 that matures two years after issuance. We agreed to extend the maturity date until June 14, 2021.We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

We have a balance of $695,080 in current liabilities and $600,984, net of debt discount, in noncurrent liabilities, and accrued interest of $8,407 in current liabilities related to these notes payable on our condensed consolidated balance sheet as of September 30, 2020.

Convertible Notes

2020 Fair Value Convertible Notes

On January 3, 2020, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million, herein referred to as the 2020 Lincoln Park Note, together with warrants to purchase up to 207,588 shares of our common stock at an exercise price of $0.78 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 207,588 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on March 4, May 4, and July 3, 2020 we issued warrants to purchase up to 207,588 shares of our common stock and including the warrants issued on January 3, 2020 are collectively referred to as the 2020 Lincoln Park Warrants.  The 2020 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2020 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $1.05 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $0.78 per share. The 2020 Lincoln Park Note matures on January 3, 2022.  The proceeds of the 2020 Lincoln Park Note were used to repay Pinnacle Note described below.  On July 14, and August 17, 2020, Lincoln Park converted $360,000 and $400,000, respectively, of the principal balance of the convertible promissory note into 410,959 and 449,944 shares, respectively, of our common stock at a purchase price of $0.87 and $0.89, respectively.

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

On March 4, 2020, we issued a convertible promissory note to a third-party investor in the principal amount of $500,000 and received $500,000. We also issued a warrant to purchase up to 100,000 shares of our common stock at purchase price of $0.78 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $0.78 per share of our common stock.

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

2020 Convertible Debt

On September 11, 2020, we issued a convertible promissory note to an investor in the principal amount of $500,000 and received $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on September 11, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.

On March 18, 2020, we issued two convertible promissory notes to two third-party investors in the  principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $0.78 per share of our common stock. During the nine months ended September 30, 2020, we paid interest in the amount of $0.01 million related to these two convertible promissory notes.

2019 Convertible Debt

On October 11, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $500,000 and received $500,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on October 11, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 989,368 shares of our common stock at a purchase price of $0.51 per share.

On September 25, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $250,000 and received $250,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 494,684 shares of our common stock at a purchase price of $0.51 per share.

On August 12, 2019, in lieu of cash, we issued a $702,500 convertible promissory note in exchange for 76,194 shares of our common stock related to 76,194 put rights exercised by Leslee Dart, one of our Directors and a 42West seller. The convertible promissory note bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.  On September 24, and November 4, 2020, we paid $500,000 and $283,438, respectively, including accrued interest, in full satisfaction on the convertible note payable.

On July 9, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $150,000 and received $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On January 12, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 254,326 shares of our common stock at a purchase price of $0.59 per share.

On March 25, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $200,000 and received $200,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $0.50 per share. On January 1, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 346,021 shares of our common stock at a price of $0.58 per share.

During the nine months ended September 30, 2020, we recorded $1.3 million of debt amortization on our condensed consolidated statement of operations related to the beneficial conversion of the 2019 convertible notes.

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

On January 5, 2020, the Pinnacle Note maturity date, we paid Pinnacle $1,231,678, including accrued interest of $29,614, in full satisfaction and repayment of the Pinnacle Note. For the nine months ended September 30, 2020, we recorded debt amortization for a beneficial conversion feature in the amount of $0.07 million, related to the Pinnacle Note.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $875,000. The convertible promissory notes mature during the third quarter of 2020 and each bears interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective noteholders into shares of our common stock at a price of either (i) the 90 day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. On June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 421,509 shares of our common stock; on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 124,008 shares of our common stock;  on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 79,365 shares of our common stock and on July 1, 2020, two notes in the aggregate amount of $100,000 were converted into 160,010 shares of our common stock,  using a 90-day average trading price.  We recorded as debt amortization a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $550,000 for the nine months ended September 30, 2020.

As of September 30, 2020, all of the 2017 Convertible Debt had been converted.

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

Goodwill

As of September 30, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire and Be Social, we have a balance of $19,707,322 of goodwill on our condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment.  This amount includes a provisional goodwill balance of $1,634,496 related to the Be Social acquisition and a working capital adjustment in the amount of $124,836 pursuant to the Shore Fire purchase agreement that were each made during the nine months ended September 30, 2020.  We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We evaluate goodwill in the fourth quarter of every year or more frequently if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The 2019 Lincoln Park Warrants, the 2020 Lincoln Park Warrants and the Series “I” Warrant were each determined to be a derivative liability under FASB ASC 815.  Each are classified as a long-term liability on our condensed consolidated balance sheet. They were each initially measured at fair value at time of issuance and subsequently remeasured at fair value on a recurring basis at each reporting period, with changes in fair value recognized as other income or expense in the consolidated statement of operations.  The warrants were valued using a Black-Scholes simulation valuation model.  The model utilized our common stock price and certain Level 3 inputs to take into account the probabilities of certain events occurring over their respective life.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 1,187,087 of their shares received as consideration for their membership interests in 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West, the sellers earned this additional consideration in 2017. In March of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 140,697 of their shares of our common stock received in April 2017 and July 2018 and those to be received from the earn out consideration. We have agreed to purchase the shares at $9.22 per share during certain specified exercise periods as set forth in the put agreements, through specified dates in December 2020. During the nine months ended September 30, 2020, the sellers of 42West exercised put rights for 199,244 shares of our common stock in accordance with the put agreements. During the three and nine months ended September 30, 2020, we paid $806,300 and $1,266,000, respectively, including $275,000 for put rights exercised in December 2019. As of September 30, 2020, we owed the 42West sellers $846,500 for put rights that had been exercised.  As of September 30, 2020, there were 123,282 put rights outstanding to be exercised.

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

Contingent Consideration

On July 5, 2018, as part of the merger agreement with the former members of The Door, we agreed to pay up to 1,538,462 shares of common stock at a purchase price of $3.25 and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of common stock and the last $2.0 million of contingent consideration earned is paid in cash. On August 17, 2020, as part of the purchase agreement with the former member of Be Social, we agreed to pay up to $800,000 in earnout consideration, 62.5% which will be paid in cash and 37.5% which will be paid in shares of our common stock if certain specified financial performance targets are achieved during the years ended December 31, 2022 and 2023.

To value the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The contingent consideration was initially measured as of the date of the merger (The Door) and acquisition (Be Social) (July 5, 2018 and August 17, 2020) and is subsequently measured at each balance sheet date with changes in the fair value between balance sheet dates, being recorded as a gain or loss in the statement of operations.

Income Taxes

The income tax benefit of $182,487 reported during the three and nine months ended September 30, 2019 is due to the reduction in the valuation allowance against the tax liability associated with the acquisition of Be Social on August 17, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 (General) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2020 and 2019, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, which have not been remediated as of the date of the filing of this report.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, we hired three accounting professionals and are in the process of enhancing our controls over segregation of duties.  There has otherwise been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A continued slowdown in the economy has had, and we expect will continue to have, a negative impact on many of our clients. Some clients have begun responding to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including as a result of, but not limited to, the factors described above. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors that are further described in our 2019 Annual Report are uncertain.

Our loans under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

Between April 19 and April 23, 2020, we and each of our subsidiaries, received five separate loans under the Paycheck Protection Program, referred to as the PPP Loans, which was established under the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, in the aggregate principal amount of approximately $2.8 million. Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169 prior to the acquisition. Pursuant to Section 1106 of the CARES Act we may apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2020 – 7/31/2020	13,592	$9.22	—	—
8/1/2020 – 8/31/2020	—	—	—	—
9/1/2020 – 9/30/2020	8,134	9.22	—	—
Total	21,726	$9.22	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in the put agreements, the sellers exercised their put rights for an aggregate of 21,726 shares of common stock.  We paid an aggregate amount of $125,300 and owe $75,000 related to the exercise of these put rights.. See Note 4—Mergers and Acquisitions to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for further discussion of the put agreements.

Convertible Notes Payable

On September 11, 2020, the Company entered into a convertible promissory note in the principal amount of $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on September 11, 2022. The noteholder may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 30-day trailing trading average price of the Company’s common stock.

The securities referred to above were issued, and any shares of common stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 5. OTHER INFORMATION

Item 5.01 Changes in Control of Registrant

On March 7, 2016, the Company issued Dolphin Entertainment, LLC, an entity wholly-owned by William O’Dowd, our Chief Executive Officer and the Chairman of the board of directors (the “Board”), 50,000 shares of the Company’s Series C Convertible Preferred Stock. In accordance with the terms of our Amended and Restated Articles of Incorporation, as amended, (the “Charter”) each share of Series C Convertible Preferred Stock would be convertible into one share of common stock (one half of a share post-split on September 14, 2017), subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C Convertible Preferred Stock (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issue date or thereafter issued (but not upon the conversion of the Series C Convertible Preferred Stock), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on the date of issuance. An Eligible Class C Preferred Stock Holder means any of (i) Dolphin Entertainment, LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee, and (iii) Mr. O’Dowd individually.

Pursuant to the Charter, the Series C Convertible Preferred Stock would only be convertible by the Eligible Class C Preferred Stock Holder upon the Board’s determination that one of the “optional conversion thresholds” has been met. Specifically, a majority of the independent directors of the Board, in its sole discretion, must have determined that our company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. In addition, upon the Board’s determination that an “optional conversion threshold” has been met, the holder of the Series C Convertible Preferred Stock shall be entitled to vote on all matters required or permitted to be voted on by the holders of common stock of the Company and shall be entitled to that number of votes equal to three votes for the number of shares of common stock into which such holder’s shares of the Series C Convertible Preferred Stock could then be converted.

At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met. As a result, the Series C Convertible Preferred Stock became immediately convertible into 18,708,630 shares of common stock of the Company and Dolphin Entertainment, LLC, as the holder of the Series C Convertible Preferred Stock became entitled to 56,125,891 votes, which are equal to approximately 63% of the voting securities of the Company.

Additionally, at the meeting of the Board on November 12, 2020, the Board and Mr. O’Dowd agreed to restrict the conversion of the Series C Convertible Preferred until the Board approved its conversion. Therefore, on November 16, 2020, the Company and Dolphin Entertainment, LLC entered into a Stock Restriction Agreement pursuant to which the conversion of the Series C Convertible Preferred is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C Convertible Preferred Stock until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

The foregoing description of the Stock Restriction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Stock Restriction Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Membership Interest Purchase Agreement, dated August 17, 2020 by and among the Company and the Seller, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2020 and incorporated by reference

10.2	Stock Restriction Agreement, dated November 16, 2020 by and among the Company and Dolphin Entertainment, LLC
31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 16, 2020.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer