Form 10-K
period 2020-12-31
Dolphin Entertainment, Inc.
filed 2021-04-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting from that prepared or issued its audit report: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $26,543,947

Number of shares outstanding of the registrant’s common stock as of April 14, 2021: 7,605,477

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2020, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

RESTATEMENT

In this report, the Company has restated its consolidated financial statements for the three and nine months ended September 30, 2020, included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020. These restatements and the material weakness related to these restatements, reported herein are due to incorrectly reporting revenues and direct costs for pass through expenses.

In the performance of certain marketing campaigns the Company hires third parties to perform certain functions as agreed upon with the client.  These costs are pass through expenses that the client pays the Company and the Company pays to the third parties.  The Company recorded $862,710 as revenue and as direct costs related to these third party costs in its statements of operations for the three and nine months ended September 30, 2020.  Upon further review, the Company determined that under these arrangements, the Company is acting as an agent and the out-of-pocket expenses were pass through expenses and should not have been recorded as revenue or direct costs in its statements of operations for the three and nine months ended September 30, 2020. The Company has concluded that the revenue and direct costs for the three and nine months ended September 30, 2020 were overstated by $862,710. The adjustment did not result in any changes to the Company’s balance sheet, statement of cash flows, statement of shareholder equity, loss from operations or net loss.

The Company has not amended its Quarterly Reports on Form 10-Q, for the quarterly period ended September 30, 2020, the period affected by the restatement adjustments. Accordingly, the financial statements and related financial information contained in such report should no longer be relied upon. For further information regarding the impact of the restatement to the statements of operations, see Note 4 to our consolidated financial statements included in this report.

i

TABLE OF CONTENTS

FORM 10-K

ii

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our, “Dolphin” and the “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation, Inc. (“Viewpoint”) and Be Social Public Relations, LLC (“Be Social”), we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries.  42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

Effective November 27, 2020, we amended our Amended and Restated Articles of Incorporation to effectuate a 1-to-5 reverse stock split reducing the number of authorized shares from 200,000,000 to 40,000,000.  All shares and per share amounts discussed in this Form 10-K have been retrospectively adjusted for the reverse stock split.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, Viewpoint and Be Social and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

With respect to our entertainment publicity and marketing segment, we currently see a favorable environment for organic growth.  The original content budgets of many large studios and streaming services have grown considerably the past few years, and are expected to continue to do so for the foreseeable future.  Furthermore, the past 18 months have seen the entrance of large streaming services such as Disney+, Apple TV, Peacock (from NBCUniversal), HBO Max, Paramount+ and Discovery, all to compete with Netflix, Amazon and Hulu. We believe that the foremost differentiating factor for all of these platforms will be original programming and, consequently, it is anticipated that there will be an increase of tens of billions of dollars in programming spent across the market.  We also believe that each of these original shows will need substantial public relations and marketing campaigns to drive consumer awareness of both the shows themselves and the respective platforms on which to find them.

Additionally, we have endeavored to create a “marketing super group,” combining marketing, public relations, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries.  By way of example, all of our public relations companies (42West, The Door and Shore Fire) have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social media awareness and engagement. Thus, we believe that our acquisition of Viewpoint provides a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space, and has the potential to fuel topline revenue growth as the average revenue per client increases with the cross-selling of video content creation services.  Furthermore, influencer marketing campaigns are considered essential to so many consumer product earned media campaigns in today’s online marketplace, creating large cross-selling opportunities from our PR agencies for Be Social’s expertise and services.

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

Growth Opportunities and Strategies

We are focused on driving growth through the following:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the past 18 months represent tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisitions of Viewpoint and Be Social, 42West has the ability to both structure influencer marketing campaigns and create promotional and marketing content for clients, critical services for entertainment content marketers in today’s digital world.

We also believe that the skills and experience of our 42West business in entertainment PR are readily transferable to related business sectors, such as video games and e-sports. The growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas.

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

Expand and grow The Door through the expansion of Consumer Products PR business.  The Door’s market-leading position in both the food and hospitality verticals, with many clients which have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful entry into the high-margin consumer products PR business with potential clients outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products PR accounts at The Door.  Such accounts often generate higher monthly fees and longer-term engagements than any other customer vertical.

Expand and grow Shore Fire Media to serve more clients in more genres of music and in more markets.  For over 30 years, Shore Fire has been a leader in providing public relations and marketing services to a broad array of songwriters, recording artists, publishers and others within the music industry, all from its headquarters in Brooklyn.  We plan to significantly expand Shore Fire’s presence in other major music markets, including Los Angeles, Nashville and Miami, which we believe will provide access to potential clients across a wide array of popular musical genres, including pop, country and Latin.

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

Diversify Be Social’s Client Base.  Be Social is a leading influencer marketing agency, with a specialization in the beauty, fashion and wellness industries.  Through 42West, The Door and Shore Fire, Be Social can offer its services to several new verticals, including motion picture and television content, podcasts, musical artists and labels, restaurant groups, hotels and resorts, the travel industry, the gaming and e-sports industry, and the marketers of broader consumer products. The ability for Be Social to reach clients of 42West, The Door and Shore Fire provides Be Social with the opportunity to diversify its client base, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

Opportunistically grow through complementary acquisitions. We plan to selectively pursue acquisitions to further enhance our competitive advantages, scale our revenues, and increase our profitability. Our acquisition strategy is based on identifying and acquiring companies that complement our existing entertainment publicity services businesses. We believe that complementary businesses, such as live event production companies and PR firms in other entertainment verticals, can create synergistic opportunities that may increase profits and operating cash flow.

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

Given the events surrounding the global pandemic (COVID-19), we are evaluating the effects, both positive and negative, on our growth opportunities and strategies.  As an example, The Door has been impacted since they operate in the hospitality industry but their consumer products division has grown.   42West has had additional opportunities in the streaming service marketing business as more films are released through these streaming services.  Additionally, new acquisition opportunities may be available. We currently don’t have sufficient information to know any additional effects of the global pandemic but will continue to monitor the situation and take corrective action as necessary.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and in December 2019 (the most recent year of such rankings), 42West was ranked #4 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment PR firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

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

Be Social

Through Be Social, an influencer marketing agency, we offer brand marketing services (editorial, social media, and both paid and organic influencer marketing campaigns) and management for individual influencers.  Be Social is a recognized leader in its field, especially within the beauty, fitness and wellness industries.

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

Dolphin Digital Studios

Dolphin Digital Studios creates original content to premiere online.

Competition

The businesses in which we engage are highly competitive. Through 42West, The Door and Shore Fire, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint and Be Social, we compete against other creative branding and influencer marketing agencies, as well as in-house teams at many of our clients.  Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•

Market Reputations of 42West, The Door and Shore Fire— 42West, The Door and Shore Fire consistently rank among the most prestigious and powerful public relations firms in the United States (each ranking in the Top 50 Most Powerful PR Firms in the most recent ranking, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”

•

An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 20-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, and Shore Fire’s President Marilyn Laverty are all longtime PR practitioners, with decades of experience, and are widely regarded as being among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies; and

•

Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise and creative branding opportunities for our 42West, The Door and Shore Fire clients, primarily through the services of Be Social and Viewpoint, will allow us to expand and grow our relationships with existing clients and also attract new ones.

•

Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality, gaming and e-sports industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

Employees

As of March 15, 2021, we had 163 full-time employees. We believe our relationship with our employees is good. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. We also have offices located at 600 3rd Avenue, 23rd Floor, New York, New York, 10016, 37 West 17th Street, 5th Floor, New York, New York, 10011, 1840 Century Park East, Suite 700, Los Angeles, California 90067, 55 Chapel Street, Newton, Massachusetts, 02458, 12 Court Street, Suite 1800, Brooklyn, NY 11201 and 767 S Alameda Street, Los Angeles, CA 10016. Our telephone number is (305) 774-0407 and our website address is www.dolphinentertainment.com.  Information available on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to our Business and Financial Condition

The COVID-19 outbreak has adversely impacted the global economy, the entertainment industry, our business, financial condition and results of operations and the extent of the continuing impact is highly uncertain and cannot be predicted.

The global spread of COVID-19 has created significant operational volatility, uncertainty and disruption, both in the global economy, in general, and in the hospitality and entertainment industries, in particular. The extent to which COVID-19 will continue to adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;
•

governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•	the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
•	the impact of the outbreak on the financial markets and economic activity generally;
•	the effect of the outbreak on our clients and other business partners;
•	our ability to access the capital markets and sources of liquidity on reasonable terms;
•	potential goodwill or other impairment charges;
•	our ability to comply with the financial covenants in our Term Loan agreement with Bank United;
•	increased cybersecurity risks as a result of remote working conditions;
•	our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and
•	the ability of our clients to pay for our services during and following the outbreak.

A continued slowdown in the economy has had, and we expect will continue to have, a negative impact on many of our clients. Some clients have responded to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for some of our services. In addition, many businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the markets we serve. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations. The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.

Our loans under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

Between April 19 and April 23, 2020, we and each of our subsidiaries, received five separate loans under the Paycheck Protection Program, referred to as the PPP Loans, which was established under the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, in the aggregate principal amount of approximately $2.8 million. Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169 prior to the acquisition. Pursuant to Section 1106 of the CARES Act we may apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds. We have not yet submitted our application for forgiveness.

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

Our results of operations are highly susceptible to unfavorable economic conditions.

We are exposed to risks associated with weak or uncertain regional economic conditions and disruptions in the financial markets.  Following the severe downturn in most markets following the outbreak of the COVID-19 pandemic, the global economy continues to be challenging.  Economic downturns or uncertainty about the strength of the global economy in generally, or economic conditions in certain regions or market sectors, and caution on the part of marketers, can have an effect on the demand for advertising and marketing communication services.  In addition, market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, including in connection with the outbreak of the COVID-19 pandemic, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern.

The financial statements included with this report are presented under the assumption that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Management has determined that certain factors raise substantial doubt about our ability to continue as a going concern, such as incurring substantial recurring net losses and losses from operations for the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had cash and cash equivalents of approximately $8.6 million, of which $0.7 million is a guaranty for certain leases and a working capital deficit of $3.0 million. Management is planning to raise any necessary additional capital to fund our operating expenses through loans and additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital. If we are not successful in raising additional capital, we may not have enough financial resources to support our business and operations and, as a result, may not be able to continue as a going concern and could be forced to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainties. Please also see Note 2 to our audited consolidated financial statements contained in this Annual Report on Form 10-K.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2020 and 2019, respectively, our net loss was $1,939,192 and $2,327,900. Our accumulated deficit was $97,972,041 and $97,158,766 at December 31, 2020 and 2019, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, Viewpoint, Be Social and to successfully produce and commercialize multiple web series or films, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

We currently have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. The table below sets forth our total principal amount of debt and stockholders’ equity as of December 31, 2020 and 2019. Approximately $1.5 million of our total debt as of December 31, 2020 represented the fair value of the put options in connection with the 42West acquisition, which may or may not be exercised by the sellers. Approximately $3.1 million represents PPP Loans received that we expect will be partially or fully forgiven. Approximately $3.0 million of our debt is related to convertible notes payable, $1.3 million to non-convertible notes payable and $0.9 million is a line of credit with Bank United.

	As of December 31, 2020	As of December 31, 2019
Related party debt	$1,107,873	$1,810,373
Max Steel debt (including accrued interest)	$—	$3,311,198
Line of credit	$—	$1,700,390
Term loan	$900,292	$—
Put rights (current and noncurrent)	$1,544,029	$3,003,547
Notes payable (current and noncurrent)	$1,273,394	$1,362,359
Convertible notes payable (current and noncurrent)	$2,972,293	$4,113,228
PPP Loans	$3,099,869	$—
Total Stockholders’ Equity	$19,668,797	$9,576,532

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

Our stock price has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has recently been volatile and may be volatile in the future. For example, on March 22, 2021, the price of our common stock closed at $5.45 per share while on March 23, 2021, the price of our common stock closed at $18.33 after a press release announced the formation of our NFT division. Our volume on March 23, 2021 was 174,578,000 which was a substantial increase from the volume of 134,737 and 264,244 on the two days immediately preceding March 23, 2021. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements of state-of-the-art means of content production and entertainment publicity and marketing, or those of companies that are perceived to be similar to us;
•	announcements related to any delays in production or rollout of entertainment content;
•	our ability to meet or exceed the rapidly-changing expectations of our clients;
•	news that audience acceptance of and interest in our films and digital media productions, and therefore the commercial success of our content production business, is lower or higher than we expected;
•	our ability to adapt to rapid change in technology, forms of delivery, storage, and consumer preferences related to digital content;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	trading volume of our common stock;
•	developments concerning our collaborations or partners;
•	the impact of the COVID-19 outbreak and its effect on us;
•	the perception of the entertainment publicity and marketing or digital content production by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning intellectual property rights;
•	significant lawsuits, including patent or stockholder litigation;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	sales of our common stock by us or our stockholders;
•	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

In addition, companies trading in the stock market in general, and The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Litigation or legal proceedings could expose us to liabilities.

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

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2020 and 2019, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West, The Door, Shore Fire and Be Social and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door, Shore Fire and Be Social substantially depends on our ability to retain the services of the former owners and certain key employees of 42West, The Door, Shore Fire and Be Social. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of 42West, The Door, Shore Fire and Be Social, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain such key employees. If 42West, The Door, Shore Fire or Be Social fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

42West, The Door, Shore Fire and Be Social’s talent rosters currently include some of the best known and most highly respected members of the entertainment, hospitality, and musical communities.  These include major studios and networks, corporations, well-known consumer brands, celebrity chefs, leading restaurant and hotel brands, recording artists and social media influencers.  These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave our company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our company. The success of 42West, The Door, Shore Fire and Be Social, therefore, depend on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our company. If we are unable to retain the current 42West, The Door, Shore Fire and Be Social clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

We operate in a highly competitive industry.

The entertainment publicity and marketing business is highly competitive. Through 42West, The Door, Shore Fire and Be Social, we must compete with other agencies, and with other providers of marketing and publicity services, in order to maintain existing client relationships and to win new clients. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients.  The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of our entertainment publicity and marketing business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

42West, The Door, Shore Fire and Be Social’s success depends on its ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals. 42West, The Door, Shore Fire and Be Social, work to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects. In some of its engagements, 42West, The Door, Shore Fire and Be Social rely on other third parties to provide some of the services to its clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact 42West, The Door, Shore Fire and Be Social’s ability to provide its services. 42West, The Door, Shore Fire and Be Social’s failure to effectively and timely staff, coordinate and execute its client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, its reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

As is customary in the industry, 42West, The Door, Shore Fire and Be Social’s agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the 42West, The Door, Shore Fire or Be Social clients were to reduce the volume of business they conducted with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations.  Viewpoint’s revenue is derived on a project-by-project basis.  Clients may decide to use other creative branding and production companies for their projects which would have an adverse effect upon our business and results of operations.

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

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as the current events surrounding the COVID-19 global outbreak, could result in an increase in client financial difficulties that affect us. As an example, the temporary closure of restaurants and hotels due to the pandemic has adversely affected the revenues of our subsidiary, The Door. The direct impact on us included reduced revenues, write-offs of accounts receivable and expenditures billable to clients, and negatively impacted our operating cash flow.

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

We are required to amortize capitalized production costs over the expected revenue streams as we recognize revenue from our films or other projects. The amount of production costs that will be amortized each quarter depends on, among other things, how much future revenue we expect to receive from each project. Unamortized production costs are evaluated for impairment when events or circumstances indicate that the carrying value of the capitalized production costs may be below their fair value. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual feature film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. For example, in 2016 and 2019, we recorded a $2 million and $0.6 million impairment, respectively, of the capitalized production costs for our feature film, Max Steel.  In addition, certain GAAP guidance requires us to impair costs that have been capitalized for projects that are not set for production within three years of capitalizing the cost.  In 2020 and 2019, we impaired the cost of several scripts based on this guidance.  Such impairment charges have had, and in the future could have, a material adverse impact on our business, operating results and financial condition.

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

We regularly undertake acquisitions that we believe will enhance our service offering to our clients.  These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. Our customary business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved may be unsuccessful in ascertaining or evaluating all such risks. Though we typically structure our acquisitions to provide for future contingent purchase payments that are based on the future performance of the acquired entity, our forecasts of the investment’s future performance also factor into the initial consideration. When actual financial results differ, our returns on the investment could be adversely affected.   Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all.

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

We have recognized a goodwill impairment in the past and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

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

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value (All shares and per share amounts have been retrospectively adjusted for the 1:5 reverse stock split effectuated on November 27, 2020).

From January 1, 2019 to December 31, 2020, the number of shares of our common stock issued and outstanding has increased from 2,823,547 to 6,618,785 shares. During this period, we issued approximately 417,685 shares of our common stock as consideration for 42West, The Door, Shore Fire, Viewpoint and Be Social acquisitions.   On August 14, 2019 we exchanged 8,948 put rights held by one of the sellers of 42West for 77,103 shares of common stock. We will issue 5,364 shares of our common stock for the working capital adjustment to the sellers of The Door.  Furthermore, we may issue up to 307,692 shares of our common stock to the sellers of The Door if the applicable earn out financial target is achieved in the during 2021.  We will issue to the Shore Fire seller the equivalent of $200,000 of our common stock at the trading stock price on second anniversary of the acquisition of Shore Fire and will issue to the Be Social seller the equivalent of $350,000 of our common stock based on the 30-day trading average on January 4, 2021.  During the year ended December 31, 2020, certain holders of convertible notes exercised their right to convert all or a portion of their convertible notes and we issued 1,208,955 shares of common stock. As of December 31, 2020, we had outstanding a convertible note payable that as of the date of this report is still outstanding in the aggregate principal amount of $500,000, which is convertible into 128,205 shares of our common stock.  As of December 31, 2020, we had convertible notes payable in the amount of $2,545,000 that were converted subsequent to year end into 663,155 shares of our common stock.   On June 9, 2020, we issued 1,580,000 shares of our common stock in a registered direct offering at a purchase price of $5.25 per share.  As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

We may need to raise additional capital and may seek to do so by conducting one or more private placements of equity securities, securities convertible into equity securities or debt securities, or through a combination of one or more of such financing alternatives. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially, and may further exacerbate any or all of the above risks.

The Series C Convertible Preferred Stock has super voting rights that may adversely affect our shareholders.

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold (as defined in the Series C Certificate of Designation) has occurred. On November 12, 2020, such determination by the Board was made, and the holder of Series C Convertible Preferred Stock (indirectly Mr. O’Dowd) is entitled to super voting rights of three votes for each share of common stock into which such holder’s shares of Series C Convertible Preferred Stock could then be converted. As of December 31, 2020, the Series C Preferred Stock could be converted into 3,806,188 shares of our common stock and the holder was entitled to 11,418,565 votes, which is approximately 63% of our voting securities.   The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction.  The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

Our common stock is listed on the Nasdaq Capital Market. We cannot assure you, that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. On October 17, 2019, we received a deficiency notice from Nasdaq informing us that our common stock failed to comply with the $1 minimum bid price required for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the notice from Nasdaq.  Nasdaq normally provides an initial cure period of six months.  Due to the market conditions in 2020, Nasdaq determined to toll the compliance period for the minimum bid price through June 30, 2020.  As a result, we were required to regain compliance by December 28, 2020.  To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive days at any point prior to December 28, 2020.  On November 27, 2020, we effectuated a 1-to-5 reverse stock split and after ten consecutive days with a minimum bid price of at least $1.00, Nasdaq notified us that we were in compliance with the minimum bid price listing requirement.

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

Accounting for the put rights and contingent consideration could cause variability in the results we report. (All share and per share amounts have been retrospectively adjusted to reflect the 1:5 reverse stock split effectuated on November 27, 2020)

In connection with the 42West acquisition, we granted put rights to the sellers to cause us to purchase up to an aggregate of 237,419 (including the shares from the earn out consideration) of their shares of common stock received as consideration for a purchase price equal to $46.10 per share during certain specified exercise periods set forth in the put agreements up until December 2020. The sellers of 42West agreed to extend the expiration of the put rights through March 31, 2021.  As of the date of this report, the sellers have exercised an aggregate of 218,440 shares of common stock pursuant to the put rights. We have also purchased 24,090 shares of common stock and may purchase up to an additional 4,050 shares of common stock, at a purchase price of $46.10, from certain 42West employees with change of control provisions in their employment agreements, who received shares of our common stock at the time of the 42West acquisition and will receive additional shares in 2021 related to the earn out consideration. The sellers of The Door may also earn up to 307,692 and shares of common stock if certain financial targets are achieved over a four-year period.  The seller of Be Social may earn up to the equivalent of $300,000 of our common stock using a 30-day trading trailing average upon achievement of certain financial targets through December 31, 2023.  The put rights and contingent consideration are embedded derivatives within our common stock requiring certain fair value measurements at each reporting period. We record the fair value of the put right liability and the contingent consideration liability in the consolidated balance sheets and we record changes to the liability against earnings or loss in the consolidated statements of operations. The put rights and contingent consideration are inherently difficult to value. We could have substantial variability in the related periodic fair value measurements, which would affect our operating results and in turn could impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our headquarters and content production business, we lease 3,024 square feet of office space with a lease commencement date of October 1, 2019, located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134, at a monthly rate of $9,954, with annual increase of 3% and four months of rent abatement.  The lease expires on November 30, 2024.

For our entertainment publicity and marketing business, we lease the following office space: (i)12,505 square feet located at 600 Third Avenue, 23rd Floor, New York, NY 10016, at a monthly rate of $67,735 with increases every three years; (ii) 5,000 square feet located at 37 West 17th Street, 5th Floor, New York, NY 10010 at a monthly rent of $20,833 with a 3.0% annual increase and expiring in August of 2023; (iii)  12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067 at a base rate of $36,417 (commencing on February 1, 2014), with annual increases of 3% per year through December 2021; (iv) 12,376 square feet located at 55 Chapel Street, Newton, MA 02458 at a current monthly rate of $23,656 with annual increases of 3% and expiring on March 31, 2021; (v) 32 Court Street, Brooklyn, NY at a current monthly rate of $17,000 with annual increases of 3% and expiring on February 28, 2026 and (vii) 4,505, square feet located at 767 Alameda Street, Los Angeles, CA 90021 at a monthly rate of $16,488 with annual increases of 3.0% and expiring in January 2025.  We believe our current facilities are adequate for our operations for the foreseeable future.

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

As of April 5, 2021, there were approximately 325 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2020 – 10/31/2020	—	$—	—	—
11/1/2020 – 11/30/2020	—	$—	—	—
12/1/2020 – 12/31/2020	1,627	$46.10	—	—
Total	1,627	$46.10	—	—

———————

(1)

Pursuant to the terms and subject to the conditions set forth in put agreements, entered into with the sellers of 42West, certain of such sellers exercised their put rights and caused us to purchase 1,627 shares of common stock for an aggregate amount of $75,000 which was paid in January 2021. See Note 5 — Acquisitions to our audited consolidated financial statements contained in this Annual Report on Form 10-K for further discussion of these put agreements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited historical consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “2020 Form 10-K”). The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors in this 2020 Form 10-K. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors, in each case contained in this 2020 Form 10-K.

OVERVIEW

We are a leading independent entertainment marketing and premium content development company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014.  Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

On August 17, 2020, we acquired all of the issued and outstanding membership interest of Be Social Public Relations, LLC, a California LLC referred to as Be Social. Be Social is a Los Angeles based digital communications group representing both brands and highly-engaged digital influencers.  As consideration for the acquisition of the membership interest of Be Social we agreed to pay to the seller, Ms. Alison Grant, (i) $1.5 million in cash and 69,907 shares of our common stock on August 17, 2020 and (ii) issue shares of our common stock with an aggregate value of $350,000 on January 4, 2021. We may also pay up to $800,000 in earnout consideration, 62.5% which will be paid in cash and 37.5% which will be paid in shares of our common stock if certain specified financial performance targets are achieved during the years ended December 31, 2022 and 2023. Ms. Grant has entered into an employment agreement with a term through December 31, 2023.

Through our subsidiaries 42West, The Door, Shore Fire and Be Social, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries.  42West, The Door and Shore Fire are each recognized global leaders in PR services for the respective industries they serve.  Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides digital communication capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

On March 11, 2020, The World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected our business and demand for certain of our services. One of our subsidiaries operates in the food and hospitality sector that has been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels.  Another subsidiary represents talent, such as actors, directors and producers.  The revenues from these clients have been negatively impacted by the suspension or reduction of content production.  Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products.  Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. We have taken steps to align our expenses with our changes in revenue.  The steps being taken across the Company include freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending.  We continue to believe that our strategic strengths discussed above will continue to assist us as we navigate a rapidly changing marketplace. The effects of COVID-19 pandemic continue to negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

Effective November 27, 2020, we amended our Amended and Restated articles of Incorporation to effectuate a 1-to-5 reverse stock split.  Shares of common stock and per share amounts have been retrospectively adjusted to reflect the reverse stock split in the following management discussion and analysis.

Going Concern

Management has concluded that there is substantial doubt about our ability to continue as a going concern based upon our accumulated deficit, recurring losses and working capital deficit, as of December 31, 2020. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). On June 5, 2020, we sold 1.6 million shares and received proceeds in the amount of approximately $7.6 million. Management is planning to raise any necessary additional funds through additional sales of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Any such issuances of additional shares of our common stock or securities convertible into our common stock would dilute the equity interests of our existing shareholders, perhaps substantially. In April of 2020, we received five separate loans for an aggregate amount of approximately $2.8 million under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169, prior to the acquisition. The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the Payroll Protection Program. There is no assurance that our loans will be forgiven.  If we are unable to raise additional funds from the sale of common stock, securities convertible into our common stock, debt securities, bank and non-bank financing or any combination of such financing securities, we may not be able to continue as a going concern within one year from the issuance of these consolidated financial statements.

REVENUES

For the years ended December 31, 2020 and 2019, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants.  We additionally derived revenues from the content production segment primarily from the distribution of our feature films, Max Steel and Believe.  The table below sets forth the percentage of total revenue derived from our two segments for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019
Revenues:
Entertainment publicity	99.6%	99.7%
Content production	0.4%	0.3%
Total revenue	100.0%	100.0%

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

•

Entertainment Marketing and Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, streaming services, independent producers and leading hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

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

Our pipeline of feature films includes:

•

Youngblood, an updated version of the 1986 hockey classic and;

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

Direct costs include certain cost of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our  content production projects.

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

Other Income and Expenses

For the years ended December 31, 2020 and 2019, other income and expenses consisted primarily of: (1) gain or loss on extinguishment of debt; (2) acquisition costs; (3) changes in the fair value of put rights; (4) changes in fair value of contingent consideration; (5) changes in fair value of warrants; (6) changes in fair value of convertible notes and derivative liabilities and (7) interest expense.  For the year ended December 31, 2020, we also had a loss on the deconsolidation of our Max Steel variable interest entity.

RESULTS OF OPERATIONS

Year ended December 31, 2020 as compared to year ended December 31, 2019

Revenues

For the years ended December 31, 2020 and 2019, our revenues were as follows:

	For the year ended
	December 31,
	2020	2019
Revenues:
Entertainment publicity and marketing	$23,946,680	$24,915,261
Content production	107,800	86,606
Total revenue	$24,054,480	$25,001,867

Revenues from entertainment publicity and marketing decreased by approximately $1.0 million, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease a result of COVID-19 and its effects on food and hospitality sector and the talent division.  Government imposed orders to either reduce or completely shut down the in-restaurant service has caused our clients to either reduce or suspend the services we offer.  As the production of content was halted between mid-March 2020 and July 2020, several of our talent clients requested to suspend their services during this period until the recommencement of production.

Revenues from content production increased by $0.02 million for the year ended December 31, 2020 as compared to December 31, 2019.  Revenues for the content production segment are currently derived from either Max Steel or Believe, feature films that were released in 2016 and 2013, respectively, and our nearing the end of their normal revenue cycles.

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

Expenses

For the years ended December 31, 2020 and 2019, our operating expenses were as follows:

	For the year ended December 31,
	2020	2019
Expenses:
Direct costs	$2,576,709	$5,043,903
Selling, general and administrative	4,822,130	3,799,765
Depreciation and amortization	2,030,226	1,946,960
Legal and professional	1,191,231	1,560,483
Payroll	15,990,702	16,735,911
Total expenses	$26,610,998	$29,087,022

Overall expenses decreased by approximately $2.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is related to the changes described below.

Direct costs decreased by approximately $2.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects.  The decrease in direct costs is primarily related to a decrease in Viewpoint’s revenue due to COVID-19, as well as reduced direct client costs at 42West and The Door from a slowdown in business from COVID-19.

Direct costs attributable to the content production segment for the year ended December 31, 2020 were $0.05 million, mainly attributable to the impairment of script costs.  Direct costs related to the content production segment were approximately $0.8 million for 2019.  During 2019, direct costs for the content production segment consisted primarily of impairment of capitalized production for Max Steel as a result of the agreement to direct all future domestic film revenues up to $0.9 million to the print and advertising loan’s creditor, in settlement of said loan.  We evaluate capitalized production costs to determine if the fair value of the capitalized production costs is below the carrying value.  Based on management’s estimate of ultimate revenues for Max Steel, the capitalized production costs in the amount of $0.6 million were determined to be above fair value and were impaired during the year ended December 31, 2019.

Selling, general and administrative expenses increased by approximately $1.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  The increase is directly related to a full year of selling, general and administrative expenses for Shore Fire acquired in December 2019 and four months of selling, general and administrative expenses for Be Social acquired in August 2020.

Depreciation and amortization had an immaterial increase of $0.08 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  The increase is directly related to the amortization of intangible assets of Shore Fire acquired in December 2019 and Be Social acquired in August 2020.

Legal and professional fees decreased by approximately $0.4 million for the year ended December 31, 2020 and compared to the year ended December 31, 2019 primarily due to a decrease in audit fees and certain legal fees.

Payroll expenses decreased by approximately $0.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019.  In response to the business slowdown due to COVID-19, the certain staff salaries were reduced during a portion of the year ended December 31, 2020.  This decrease was partially offset by the inclusion of Shore Fire and Be Social payroll expense.

Other Income and Expenses

	For the year ended December 31,
	2020	2019
Other Income and expenses:
Gain on extinguishment of debt	$3,311,198	$711,718
Loss on deconsolidation of Max Steel VIE	(1,484,591)	—
Acquisition costs	(93,042)	(106,015)
Change in fair value of put rights	1,745,418	2,880,520
Change in fair value of contingent consideration	(55,000)	193,557
Change in fair value of convertible notes and derivative liabilities	(534,627)	10,000
Change in fair value of warrants	(275,445)	194,482
Interest expense and debt amortization	(2,133,660)	(2,545,206)
Total	$480,251	$1,339,056

During the year ended December 31, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE.  On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE.  As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the year ended December 31, 2020.  See Note 14—(Variable Interest Entities) to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for further discussion on our analysis of primary beneficiary status.

As previously discussed, during the year ended December 31, 2019, we agreed to exchange up to $0.9 million of future domestic revenues of Max Steel for the extinguishment of the prints and advertising loan and recorded $0.7 million of a gain on the extinguishment of that debt.

Acquisition costs consisted primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the year ended December 31, 2020 were related to the acquisition of Be Social in August 2020.  Acquisition costs for the year ended December 31, 2019 consisted primarily of costs associated with our acquisition of Shore Fire in December 2019.

The fair value of put rights related to the 42West acquisition were recorded on our balance sheet on the date of the acquisition. The fair value of the put rights is measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The change in fair value of the puts was $1.7 million and $2.8 million, respectively, for the years ended December 31, 2020 and 2019.

The fair value of contingent consideration related to our acquisitions of The Door and Be Social were recorded on our balance sheet on July 5, 2018 and August 17, 2020, respectively. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. For the year ended December 31, 2020, we recorded a loss of $0.06 million. The change in fair value of contingent consideration for the year ended December 31, 2019 was a gain of approximately $0.2 million and was related to the change in fair value of the contingent consideration for The Door.

We elected the fair value option for certain convertible notes issued in 2020.  The embedded conversion feature of the 2019 Lincoln Park Note meets the criteria for a derivative. The fair value of these notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The aggregate fair value of the convertible notes and the embedded conversion feature increased by $0.5 million for the year ended December 31, 2020 and compared to a decrease in the fair value of the convertible notes and the embedded conversion feature of $0.01 million for the year ended December 31, 2019.   None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with each of the 2019 and 2020 Lincoln Park convertible notes payable and Series “I” warrant were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of these warrants increased by approximately $0.3 million for the year ended December 31, 2020 and decreased by approximately $0.2 million for the year ended December 31, 2019.

Interest expense and debt amortization decreased by approximately $0.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to convertible promissory notes that were converted into shares of common stock during the year ended December 31, 2020. See Liquidity and Capital Resources for further discussion on these notes payable.

Income Tax Benefit

We had an income tax benefit of $0.1 million for year ended December 31, 2020, compared to a benefit of $0.4 million for year ended December 31, 2019. The primary component of the income tax benefit in both years is due to a release of the valuation allowance against the deferred tax liabilities of the companies acquired.

As of December 31, 2020, we have approximately $46.5 million of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have approximately $26.4 million of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $14.9 million of California net operating loss carryforwards that begin to expire in 2032, and approximately $3.9 million, approximately $4.3 million of New York state net operating loss carryforwards that begin to expire in 2038, approximately $3.9 million of New York city net operating loss carryforwards that being to expire in 2038, approximately $0.6 million of Illinois net operating loss carryforwards that begin to expire in 2031, and approximately $1.3 million of Massachusetts net operating loss carryforwards that begin to expire in 2038. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized and we have accordingly recorded a net valuation allowance of $19.1 million and $16.5 million as of December 31, 2020 and 2019, respectively.

Net Loss

Net loss was approximately $(1.9) million or $(0.35) per share based on 5,619,969 weighted average shares outstanding and approximately $(0.58) per share based on 6,382,937 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2020. Net loss was approximately $(2.3) million or $(0.70) per share based on 3,304,585 weighted average shares outstanding and approximately $(1.20) per share based on 4,285,101 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2019. Net loss for the years ended December 31, 2020 and 2019, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Year ended December 31, 2020 as compared to year ended December 31, 2019

Cash flows used in operating activities for the year ended December 31, 2020 were $1.5 million.  Our net loss of approximately $1.9 million contained non-cash items such as gain on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of approximately $1.3 million resulting in $0.6 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $1.0 million, primarily from the increase of accounts receivable for projects completed by The Door and Viewpoint at year end.  Cash flows used in operating activities for the year ended December 31, 2019 were $2.9 million. Our net loss of approximately $2.3 million contained non-cash items such as changes in the fair value of liabilities in the aggregate net amount of approximately $0.3 million resulting in $2.6 million of cash flows used in operations.  This was offset by changes in operating assets and liabilities of approximately $0.3 million.

Cash flows used in investing activities for the year ended December 31, 2020 were $1.4 million primarily related to (i) a payment of deferred cash consideration for the Shore Fire acquisition in the amount of $0.3 million, (ii) a payment of  approximately $1.0 million, net of cash acquired for the Be Social acquisition and $0.08 for fixed assets purchased.  Cash flows used in investing activities for the year ended December 31, 2019, were approximately $0.9 million and were primarily related to approximately $0.8 million for the purchase of Shore Fire, net of cash acquired and approximately $0.1 million for the purchase of fixed assets.

Cash flows provided by financing activities for year ended December 31, 2020 was approximately $8.6 million as compared to $0.4 million for the year ended December 31, 2019. Cash flows provided by financing activities for the year ended December 31, 2020 consisted primarily of the net of (i) $0.5 million to paydown the line of credit with Bank United; (ii) $0.3 million of principal and interest payments for the term loan with Bank United; (iii) $1.6 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iv) $0.3 million comprising the final installment of the consideration paid for Viewpoint; (v) $1.9 million to repay convertible notes that matured, including  $0.7 million to a related party, Leslee Dart,  a member of the Board of Directors;  (vi) $0.8 million consideration paid in installments as deferred cash consideration to the seller of Shore Fire; (vii) $7.6 million proceeds from the sale of common stock through a registered direct offering in June of 2020 and (viii) proceeds from convertible notes payable of $3.6 million. By contrast, cash flows provided by financing activities for year ended December 31, 2019 was approximately $0.4 million as compared to $3.2 million for the year ended December 31, 2018. Cash flows used in financing activities for the year ended December 31, 2019 consisted primarily of (i) $0.1 million of net repayment of debt related to Max Steel; (ii) $2.3 million used to purchase our Common Stock pursuant to Put Rights that were exercised; (iii) $0.3 million comprising the second and third installments of the consideration paid for Viewpoint; (iv) second installment of the consideration for The Door in the amount of $0.8 million; (v) final installment of the consideration paid to employees of 42West to settle change of control provisions in their employment contracts in the amount of $0.4 million; (vi) $1.9 million proceeds from the sale of common stock through a public offering in October 2019; (vii) proceeds from convertible notes payable of $2.1 million and (viii) proceeds from non-convertible note payable of $0.3 million.

As of December 31, 2020 and 2019, we had cash available for working capital of approximately $7.9 million and $2.2 million, respectively, not including $0.7 million pledged as collateral for standby letter of credit for the New York office, and a working capital deficit of approximately $3.0 million and $15.6 million, respectively.

Our net losses, negative cash flows from operations and working capital deficit,  along with an accumulated deficit of approximately $98.0 million as of December 31, 2020, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements contained in this 2020 Form 10-K do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through loans and additional issuances of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of common stock or securities convertible into common stock would further dilute the equity interests of our existing shareholders, perhaps substantially. We currently have the rights to several scripts, that we intend to produce and release subject to obtaining financing.  We will potentially earn a producer and overhead fee for this production. There can be no assurances that such production will be released or fees will be realized in future periods.

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

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of December 31, 2020, our total debt was approximately $10.9 million and our total stockholders’ equity was approximately $19.7 million. Approximately $1.5 million of the total debt as of December 31, 2020 represents the fair value of put options in connection with the 42West acquisition, which may or may not be exercised by the sellers.  Approximately $3.1 million of the total debt as of December 31, 2020 is related to PPP Loans received that may be forgiven upon application to the lender for qualifying expenditures primarily related to payroll costs.

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Financing Arrangements

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, or Max Steel Holdings, a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement, or the P&A Loan, providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017. The loan was not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings is the copyright for the motion picture. The loan was also secured by $1,250,000 in a deposit account and a third-party guarantee of $4,500,000, of which Dolphin agreed to backstop $620,000. The proceeds of the credit facility were used to pay a portion of the P&A expenses of the domestic distribution of our feature film, Max Steel. During 2017 the lender applied the $1,250,000 in the deposit account and the third-party guarantor paid the $4,500,000 to reduce the loan balance.  Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. On August 23, 2019, we entered into a revenue participation agreement with the lender whereby they are entitled to the next $0.9 million of revenues from the domestic distribution of Max Steel in exchange for payment and satisfaction in full of the P&A Loan.  During the year ended December 31, 2019, we recognized a gain on extinguishment of debt of $0.7 million related to this revenue participation agreement.

Production Service Agreement

During 2014, the Max Steel variable interest entity (or Max Steel VIE), created in connection with the financing and production of Max Steel, entered into a loan agreement in the amount of $10.4 million to produce Max Steel. The loan was partially secured by international distribution agreements made prior to the commencement of principal photography and tax incentives. The agreement contained repayment milestones to be made during 2015, which were not met and, as such, accrued interest at a default rate of 8.5% per annum above the published base rate of HSBC Private Bank (UK) Limited until the maturity date of January 31, 2016 or the release of the movie. Due to delays in the release of the film, Max Steel VIE was unable to make some of the scheduled payments and, pursuant to the terms of the agreement, the Max Steel VIE accrued $1.6 million of interest at the default rate. The film was released in theaters in the United States on October 14, 2016 and delivery to the international distributors began after the US release.  On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $3.3 million during year ended December 31, 2020.    As of December 31, 2020 and 2019, we had a balance of $0 and $3.3 million on our consolidated balance sheets related to the Production Service Agreement.

42West Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A., (the “Loan Agreement”), for a revolving line of credit agreement under a revolving note. The revolving line of credit matured on March 15, 2020 and bore interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum. The maximum amount that could be drawn on the revolving line of credit was $2,300,000. Amounts outstanding under the note were secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, we drew $1,690,000 from the line of credit facility to purchase 36,659 shares of our common stock, per the put agreements with the sellers of 42West. On February 20, 2020, in anticipation of converting the line of credit into a term loan, we partially repaid the line of credit in the amount of $500,000. On March 31, 2020 we converted the line of credit into a three-year term loan in the amount of $1,200,390. As of December 31, 2019, the outstanding balance of the loan recorded on our balance sheet was $1,700,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan.  The term loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of December 31, 2020, the balance on the term loan was $900,292.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank has not yet performed its tests for compliance with debt covenants which it does on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31, 2020.  Based on our calculations, we believe we are out of compliance with certain debt covenants as of and for the year ended December 31, 2020.  As such, we have classified the entire balance of $900,292 of the Term Loan in current liabilities on our consolidated balance sheet.

Promissory Notes

Nonconvertible Notes

On November 5, 2019, we issued a promissory note in the amount of $350,000 that matures two years after issuance. We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

On December 10, 2018, we agreed to exchange an unsecured promissory note with a principal balance of $300,000 that had been issued in 2012 and accrued interest of $192,233, for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023.  The promissory note bears interest at a rate of 10% per annum and provides for monthly repayments of principal and interest in the amount of $10,459 beginning January 15, 2019.  The promissory note may be repaid at any time prior to maturity without a penalty.

On November 30, 2017, we issued a promissory note in the amount of $200,000 that initially matured on January 15, 2021 and has been extended until January 15, 2022. We may prepay this promissory note with no penalty at any time. The promissory note bears interest at a rate of 10% per annum.

On June 14, 2017, we issued a promissory note in the amount of $400,000 that matures two years after issuance. We agreed to extend the maturity date until June 14, 2021.We may prepay this promissory note with no penalty after the initial six months. The promissory note bears interest at a rate of 10% per annum.

We have a balance of $846,749, net of debt discount, in current liabilities and $426,645, in noncurrent liabilities, and accrued interest of $8,273 in current liabilities related to these notes payable on our consolidated balance sheet as of December 31, 2020. During the years ended December 31, 2020, we paid $132,264 of interest related to these notes and recorded interest expense of $131,750 on our statement of operations.

Convertible Notes

2020 Fair Value Convertible Notes

On January 3, 2020, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.3 million at a purchase price of $1.2 million, herein referred to as the 2020 Lincoln Park Note, together with warrants to purchase up to 41,518 shares of our common stock at an exercise price of $3.91 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 41,518 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on March 4, May 4, and July 3, 2020 we issued warrants to purchase up to 41,518 shares of our common stock and including the warrants issued on January 3, 2020 are collectively referred to as the 2020 Lincoln Park Warrants.  The 2020 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2020 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share. The 2020 Lincoln Park Note matures on January 3, 2022.  The proceeds of the 2020 Lincoln Park Note were used to repay Pinnacle Note described below.  On July 14, and August 17, 2020, Lincoln Park converted $360,000 and $400,000, respectively, of the principal balance of the convertible promissory note into 82,192 and 89,989 shares, respectively, of our common stock at a purchase price of $4.35 and $4.45, respectively.

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

On March 4, 2020, we issued a convertible promissory note to a third-party investor in the principal amount of $500,000 and received $500,000. We also issued a warrant to purchase up to 20,000 shares of our common stock at purchase price of $3.91 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The balance of the convertible promissory note and any accrued interest may be converted at the note holder’s option at any time at a purchase price $3.91 per share of our common stock.

On March 25, 2020, we issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 and original issue discount. The Company also issued 10,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.90 per share of our common stock. On each of January 13 and 27, 2021, the noteholder converted $280,000, for the total principal amount of $560,000 and received 143,588 shares of our common stock.

As of December 31, 2020, we had a balance of $580,000 and $947,293, respectively in current and noncurrent liabilities on our consolidated balance sheet.  Due to the changes in the fair value of the convertible promissory notes, we recorded a loss of $534,627 under the caption change in fair value of derivative liability on our consolidated statement of operations. During the year ended December 31, 2020, we paid $29,370 of interest and recorded interest expense of $32,658 on our consolidated statement of operations related to these convertible notes payable at fair value.

Convertible Notes with Bifurcated Conversion Features

On May 20, 2019, we entered into a securities purchase agreement with Lincoln Park Capital Fund LLC and issued a convertible promissory note with a principal amount of $1.1 million at a purchase price of $1.0 million, herein referred to as the 2019 Lincoln Park Note, together with warrants to purchase up to 27,500 shares of our common stock at an exercise price of $10.00 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 27,500 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates. As such, on each of July 23, 2019, September 20, 2019 and November 20, 2019 we issued warrants to purchase up to 27,500 shares of our common stock, and including the warrants issued on May 20, 2019 are collectively referred to as the 2019 Lincoln Park Warrants.  The 2019 Lincoln Park Note has an original issue discount of $100,000 and does not bear interest unless there is an event of default. The 2019 Lincoln Park Note may be converted at any time into shares of our common stock at an initial conversion price equal to the lower of (A) $25.00 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date. The 2019 Lincoln Park Note matures on May 21, 2021.  The 2019 Lincoln Park Note contains a clause that re-prices the fixed conversion price if we sell equity securities within 180-days of the 2019 Lincoln Park Note.  On October 21, 2019, we issued 540,000 shares of common stock pursuant to a public offering at a purchase price of $3.91 per share.  As such, the fixed conversion price of the 2019 Lincoln Park Note was adjusted to $3.91. On each of February 3, February 13, February 27, and March 4, 2020, Lincoln Park notified us that they were converting $250,000 of the 2019 Lincoln Park Note into 63,873 shares of our common stock. On June 2, 2020, Lincoln Park notified us that they were converting the remaining $100,000 of the 2019 Lincoln Park Note into 25,550 shares of our common stock. On June 5, 2020, they exercised all of the 2019 Lincoln Park Warrants using a cashless exercise formula and were issued 75,403 shares of our common stock.

2020 Convertible Debt

On December 1, 2020, we issued a convertible promissory note to an investor in the principal amount of $250,000 and received $250,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on December 1, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 90-day average closing market price per share of our common stock.

On October 26, 2020, we issued a convertible promissory note to an investor in the principal amount of $500,000 and received $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on October 26, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 90-day average closing market price per share of our common stock.

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

On March 18, 2020, we issued two convertible promissory notes to two third-party investors in the principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022.  The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.90 per share of our common stock.

As of December 31, 2020, we had a balance of $1,445,000 in noncurrent liabilities under the caption convertible notes on our consolidated balance sheet.  During the year ended December 31, 2020, we paid interest of $29,378, had a balance of accrued interest in other current liabilities on our consolidated balance sheet of $11,973 and recorded interest expense of $41,350 on our consolidated statement of operations related to these 2020 convertible promissory notes.

2019 Convertible Debt

On October 11, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $500,000 and received $500,000. The convertible promissory note bore interest at a rate of 10% per annum and matured on October 11, 2021. The balance of the convertible promissory note and any accrued interest was convertible at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $2.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 197,874 shares of our common stock at a purchase price of $2.55 per share.

On September 25, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $250,000 and received $250,000. The convertible promissory note bore interest at a rate of 10% per annum and matured on September 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $2.50 per share. On June 5, 2020, the noteholder converted the principal balance and accrued interest on the convertible promissory note and was issued 98,937 shares of our common stock at a purchase price of $2.55 per share.

On August 12, 2019, in lieu of cash, we issued a $702,500 convertible promissory note in exchange for 15,239 shares of our common stock related to 15,239 put rights exercised by Leslee Dart, a member of the Board of Directors and a 42West seller. The convertible promissory note bore interest at a rate of 10% per annum and matured on August 12, 2020. The balance of the convertible promissory note and any accrued interest was convertible at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock.  On September 24, and November 4, 2020, we paid $500,000 and $283,438, respectively, including accrued interest and certain fees, in full satisfaction on the convertible note payable.

On July 9, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $150,000 and received $150,000. The convertible promissory note bore interest at a rate of 10% per annum and matured on July 9, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $2.50 per share. On January 12, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 50,865 shares of our common stock at a purchase price of $2.95 per share.

On March 25, 2019, we issued a convertible promissory note to a third-party investor in the principal amount of $200,000 and received $200,000. The convertible promissory note bore interest at a rate of 10% per annum and matured on March 25, 2021. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 30-day average closing market price per share of our common stock, but not less than $2.50 per share. On January 1, 2020, the noteholder converted the principal balance of the convertible promissory note and was issued 69,204 shares of our common stock at a price of $2.90 per share.

As of December 31, 2020, we did not have outstanding balance on the 2019 convertible debt.  During the year ended December 31, 2020, we paid interest of $122,732, recorded interest expense of $0.7 million, including debt amortization, on our consolidated statement of operations related to the beneficial conversion of the 2019 convertible notes.

2018 Convertible Debt

On July 5, 2018, we issued an 8% secured convertible promissory note in the principal amount of $1.5 million, to Pinnacle Family Office Investments, L.P. (“Pinnacle”), pursuant to a securities purchase agreement, dated the same date, herein referred to as the Pinnacle Note. We used the proceeds of the Pinnacle Note to finance the Company’s acquisition of The Door. Our obligations under the Pinnacle Note were secured primarily by a lien on the assets of The Door and Viewpoint. The Pinnacle Note matured on January 5, 2020. The Pinnacle Note contained a clause that re-prices the conversion price if we sell equity securities at a price lower than the conversion price at any time that the Pinnacle Note is outstanding. On October 21, 2019, we issued 540,000 shares of common stock pursuant to a public offering at a purchase price of $3.90 per share.  As such, the conversion price of the Pinnacle Note was adjusted to $3.91. On December 4, 2019, Pinnacle converted $297,936 of the Pinnacle Note into 76,121 shares of our common stock.

On January 5, 2020, the Pinnacle Note maturity date, we paid Pinnacle $1,231,678, including accrued interest of $29,614, in full satisfaction and repayment of the Pinnacle Note. For the year ended December 31, 2020, we recorded debt amortization for a beneficial conversion feature in the amount of $0.07 million, related to the Pinnacle Note.

2017 Convertible Debt

In 2017, we entered into subscription agreements pursuant to which we issued unsecured convertible promissory notes, each with substantially similar terms, for an aggregate principal amount of $625,000. The convertible promissory notes matured during the third quarter of 2020 and each bore interest at a rate of 10% per annum. The principal and any accrued and unpaid interest of the convertible promissory notes were convertible by the respective noteholders into shares of our common stock at a price of either (i) the 90-day average closing market price per share of our common stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of our common stock is made, 95% of the public offering price per share of our common stock. On June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 84,302 shares of our common stock; on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 24,802 shares of our common stock; on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 15,873 shares of our common stock and on July 1, 2020, two notes in the aggregate amount of $100,000 were converted into 32,002 shares of our common stock,  using a 90-day average trading price.  We recorded as debt amortization a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $550,000 for the year ended December 31, 2020.

As of December 31, 2020, we did not have an outstanding balance for any of the 2017 convertible debt.  During 2020, we paid interest in the amount of $29,154, recorded interest expense in the amount of $24,917 and recorded as debt amortization a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $550,000 on our consolidated statement of operations.

2020 Registered Direct Offering

On June 5, 2020, we issued and sold to certain institutional investors in a registered direct offering an aggregate of 1.6 million shares of our common stock at a purchase price of $5.25 per share. The offering of the shares was made pursuant to our then effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. We received proceeds of approximately $7.6 million from the issuance and sale of our common stock after deducting related offering fees and expenses.

2019 Public Offering

On October 21, 2019, in an underwritten registered public offering, we sold 540,000 shares of common stock at a public offering price of $3.91 per share. The net proceeds of the 2019 Public Offering were approximately $1.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Goodwill

As of December 31, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire and Be Social, we have a balance of $19,627,856 of goodwill on our consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment.  This amount includes a provisional goodwill balance of $1,555,030 related to the Be Social acquisition and a working capital adjustment in the amount of $124,836 pursuant to the Shore Fire purchase agreement that were each made during the year ended December 31, 2020.  We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We evaluate goodwill in the fourth quarter of every year or more frequently if we believe indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Revenue from our entertainment publicity and marketing segment consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. We enter into contracts that provide for third-party costs. We typically act as an agent in these types of arrangements and recognize the revenue only on the fees attributable to our performance of the contract and not including the third-party costs which are not recorded on our consolidated statement of operations. Revenues from content produced for digital marketing is recognized upon satisfactory delivery to the client. We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer. Due to the short-term nature of these contracts, the performance obligation is typically completed and revenue is recognized in the period in which the contract originated.

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

Convertible Notes and Warrants

The 2019 Lincoln Park Warrants, the 2020 Lincoln Park Warrants and the Series “I” Warrant were each determined to be a derivative liability under FASB ASC 815.  Each are classified as a long-term liability on our consolidated balance sheet. They were each initially measured at fair value at time of issuance and subsequently remeasured at fair value on a recurring basis at each reporting period, with changes in fair value recognized as other income or expense in the consolidated statement of operations.  The warrants were valued using a Black-Scholes simulation valuation model.  The model utilized our common stock price and certain Level 3 inputs to take into account the probabilities of certain events occurring over their respective life.

We account for the issued and outstanding 2020 Fair Value Convertible Notes under the “Fair Value Option election” of ASC 825, Financial Instruments, as discussed below.  The notes are each a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815.  Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”), to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Further, the estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statement of operations. With respect to our 2020 Fair Value Convertible Notes, the “other income (expense) component” is presented in a single line in the consolidated statement of operations within net income, as none of the change in fair value was attributable to instrument specific credit risk. See our accompanying consolidated financial statements Note 11 - Notes Payable, and Note 13- Fair Value Measurements, for a further discussion of such FVO election and the 2020 Fair Value Convertible Notes.

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

Put Rights

In connection with the 42West acquisition, we entered into put agreements with each of the sellers of 42West granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 237,419 of their shares received as consideration for their membership interest of 42West, including the put rights on the shares earned from the earn out consideration. Based upon the results of operations of 42West during 2017, the sellers earned the additional consideration. In January of 2018, we also entered into put agreements with certain 42West employees granting them the right, but not the obligation, to cause us to purchase up to an aggregate of 28,140 of their shares received in April 2017 and in July 2018 and those earned from the earn out consideration. We have agreed to purchase the shares at $46.10 per share during certain specified exercise periods as set forth in the put agreements, up until March 2021. During the year ended December 31, 2020, we purchased 41,486 shares of common stock and paid approximately $1.6 million cash for put rights that were exercised, including $275,000 for put rights exercised in 2019.  As of December 31, 2020, we owed the sellers of 42West $560,900 for put rights that were exercised and not paid.

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

Contingent Consideration

On July 5, 2018, as part of the merger agreement with the former members of The Door, we agreed to pay up to 307,692 shares of common stock at a purchase price of $16.25 and up to $2.0 million in cash if certain adjusted net income targets were met over a four-year period. If the adjusted net income targets are achieved, the contingent consideration is first paid in shares of common stock and the last $2.0 million of contingent consideration earned is paid in cash. On August 17, 2020, as part of the purchase agreement with the former member of Be Social, we agreed to pay up to $800,000 in earnout consideration, 62.5% which will be paid in cash and 37.5% which will be paid in shares of our common stock if certain specified financial performance targets are achieved during the years ended December 31, 2022 and 2023.

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

Income Taxes

We reported an effective tax rate of (7.7)% and (25.4)% for the years ended December 31, 2020 and 2019, respectively. We have deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. As of December 31, 2020, we had approximately $46,494,000 of net operating loss carryforwards for U.S. federal income tax purposes. We believe it is more likely than not that the deferred tax asset will not be realized and have recorded a net valuation allowance of $19,107,000 and $16,451,955 as of December 31, 2020 and 2019, respectively, which resulted in a decrease in this deferred tax account.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to the audited consolidated financial statements included elsewhere in this 2020 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this 2020 Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this 2020 Form 10-K contains forward-looking statements regarding:

•

the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;

•

 the impacts of the novel coronavirus (COVID-19) pandemic and the measures to contain its spread, including social distancing efforts and restrictions on businesses, social activities and travel, any failure to realize anticipated benefits from the rollout of COVID-19 vaccination campaigns and the resulting impact on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;

•

risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;

•

potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

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

•

our belief regarding the transferability of 42West, The Door, Shore Fire, Viewpoint and Be Social’s skills and experience to related business sectors and our intention to expand our involvement in those areas;

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

•

our ability to comply with terms and covenants in our term loan;

•

our ability to maintain compliance with Nasdaq listing requirements;

•

our ability to obtain forgiveness of our PPP Loans;

•

adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

•

loss of a significant number of entertainment publicity and marketing clients;

•

the ability of key clients to increase their marketing budgets as anticipated;

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

•

our ability to attract and/or retain the highly specialized services of the 42West, The Door, Viewpoint, Shore Fire and Be Social executives and employees and our CEO;

•

availability of financing from investors under favorable terms;

•

our ability to adequately address material weaknesses in internal control over financial reporting; and

•

uncertainties regarding the outcome of pending litigation.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this 2020 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this 2020 Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements, except as otherwise required by applicable law.  We can give no assurance that such forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2020, due to the following material weaknesses:

•

We determined the following design deficiencies related to the entity level control environment, including risk assessment, information and communication and monitoring controls.

-

There is no documented fraud risk assessment or risk management oversight function.

-

There is no documented process to monitor and remediate deficiencies in internal controls.

•

We determined that review and approval of certain aspects of the accounting process including the documented review of accounting reconciliations, complex transactions, revenue recognition and journal entries are inadequate and thus considered to be a material weakness in internal control. Specifically:

-

There are no documented period end procedures for analyzing complex transactions, including business combinations and revenue recognition and documented approval of accounting reconciliations and journal entries.

•

We observed the following inadequate segregation of duties within the accounting process that we determined were a material weakness in our internal control:

-

One individual has the ability to add vendors to the master vendor file.  This individual also has access to the Company checkbook that is maintained in a secure location.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we will continue to implement improvements during fiscal year 2021, under the direction of our board of directors, as follows:

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

•

We have entered into an agreement with a third-party consultant that will assist us in analyzing complex transactions and the appropriate accounting treatment starting in the first quarter of 2021.

•

We are enhancing our documentation of month end closing procedures.

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

Changes in Internal Controls

During the year ended December 31, 2020, we implemented the following procedures to remediate some of the material weaknesses in internal controls:

•

We have hired an accounting team and consolidated the accounting function of our subsidiaries in one office.  We intend to segregate certain duties and document approvals of accounting reconciliations and journal entries and document procedures for analyzing complex transactions, business combinations and revenue recognition.

•

We standardized the accounting software and chart of accounts across all of our subsidiaries, with the exception of Be Social, which we are in the process of doing.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2020 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

ITEM 9B. OTHER INFORMATION

Item 3.02 Unregistered Sales of Equity Securities

On October 26 and December 1, 2020, we entered into two convertible promissory notes in the principal amounts of $500,000 and $250,000, respectively with two accredited investors.  The convertible promissory notes bear interest at a rate of 10% per annum and mature two years from the date of issuance.  The noteholders may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 90-day trailing trading average price of the Company’s common stock.

The securities referred to above, including the shares of Common Stock issuable upon conversion of the promissory notes, were offered, issued and sold by the Company to the investors in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investor represented to the Company that it was an “accredited investor”, as defined in Rule 501(a) under the Securities Act, and that it was acquiring such securities for investment purposes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this 2020 Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference

2.1	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.*	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
2.2	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3	Share Purchase Agreement, dated October 31, 2018, by and among the Company, Sellers and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2018.
2.4	Share Purchase Agreement, dated December 3, 2019, by and among the Company and Marilyn Laverty	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2019.
2.5	Membership Interest Purchase Agreement, dated August 17, 2020, by and among the Company and Alison Grant	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2020.
3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed on September 19, 2017.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. dated November 23, 2020.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2020.
4.1	Registration Rights Agreement, dated as of March 30, 2017; by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
4.2	Warrant Purchase Agreement, dated as of November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(a)	Form of Common Stock Purchase Warrant G.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.

4.2(b)	Form of Common Stock Purchase Warrant H.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(c)	Form of Common Stock Purchase Warrant I.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(d)	Form of Common Stock Purchase Warrant F.	Incorporated herein by reference to Exhibit 4.2(d) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.2(e)	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.2(e) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.3	Form of Warrant (attached as Exhibit A to Form of Warrant Agency Agreement).	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.4	Warrant Agency Agreement, dated as of December 20, 2017, by and between the Company and Nevada Agency and Transfer Company.	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.5	Form of Underwriters’ Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.6	Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.7	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.8	Senior Secured Convertible Promissory Note due January 5, 2020.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11 2018.
4.9	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019
4.10	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019
4.11	Convertible Note, dated as of August 12, 2019 (Leslee Dart)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
4.12	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
4.13	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020
4.14	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 08, 2017.
10.2	Executive Employment Agreement, dated as of March 30, 2017, by and between the Company and Allan Mayer.†	Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
10.3	Put Agreement, dated as of March 30, 2017, by and among the Company and Alan Mayer and William O’Dowd, IV and 42West, LLC, as guarantors.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
10.4	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.

10.5	Business Loan Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.6	Promissory Note, dated as of March 15, 2018, in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.7	Commercial Security Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.8	Securities Purchase Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.9	Security Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.10	Subsidiary Guarantee, dated July 5, 2018, by The Door in favor of Pinnacle	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 11, 2018
10.11	‘Max Steel” Revenue Participation Agreement, dated as of August 23, 2019 by and between the Company and ORF MS LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019
10.12	Securities Purchase Agreement, dated as of May 20, 2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2019
10.13	Registration Rights Agreement, dated as of May 20,2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 22, 2019
10.14	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Leslee Dart	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.15	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Allan Mayer	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.16	Securities Purchase Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.17	Registration Rights Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.18	Form of Paycheck Protection Program Term Note in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on April 27, 2020.
10.19	Letter Agreement, dated June 5, 2020, between Dolphin Entertainment, Inc. and Maxim Group LLC.	Incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on June 9, 2020.
10.20	Form of Share Purchase Agreement dated June 5, 2020, among Dolphin Entertainment, Inc. and certain institutional investors.	Incorporated herein by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on June 9, 2020.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 15, 2021	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: April 15, 2021	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2021
William O’Dowd, IV
/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 15, 2021
Mirta A Negrini
/s/ Michael Espensen	Director	April 15, 2021
Michael Espensen
/s/ Nelson Famadas	Director	April 15, 2021
Nelson Famadas
/s/ Leslee Dart	Director	April 15, 2021
Leslee Dart
/s/ Anthony Leo	Director	April 15, 2021
Anthony Leo
/s/ Nicholas Stanham	Director	April 15, 2021
Nicholas Stanham

/s/ Claudia Grillo	Director	April 15, 2021
Claudia Grillo

/s/ Charlie Dougiello	Director	April 15, 2021
Charlie Dougiello

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc.
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Dolphin Entertainment, Inc.

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and at December 31, 2020, has an accumulated deficit, and a working capital deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable and Warrants

As described in Notes 3, 11 and 13 to the consolidated financial statements, the Company accounts for certain convertible notes issued during 2020 under the fair value option election of ASC 825, Financial Instruments, and accounts for detachable warrants, issued with certain of the convertible notes, as a liability. In order to determine the proper accounting for the convertible notes, an evaluation of the embedded features is required to conclude whether  the convertible notes meet the criteria for the fair value option election. The valuation model used in determining the fair value of the convertible notes includes inputs subject to management's judgment, including the estimate of volatility and discount rate.  In determining the proper classification of the detachable warrants, an evaluation of their features, including their settlement terms, is required in order to  conclude  whether the warrants should be accounted for as a liability.  As of December 31, 2020, the Company had convertible notes accounted for under the fair value option of $1.5 million and warrant liability of $450,000.

We identified the accounting for convertible notes and detachable warrants and the valuation of the convertible notes as a critical audit matter because of the complexity and judgment involved in evaluating the features of the instruments and in applying the accounting framework and judgments made by management in estimating the fair value of the convertible notes. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•

Utilizing professionals with specialized skills and knowledge in accounting for complex financial instruments to assist in evaluating the reasonableness of management’s interpretation of the terms of the convertible notes and warrants and the appropriateness of management’s application of the authoritative accounting guidance.

•

 Testing the accuracy of the source data used by management in the valuation by comparing it to the debt agreement, share price, and stock register.

•

Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the methodology used in estimating the fair value of the convertible notes; (ii) evaluating the reasonableness of certain significant assumptions, such as volatility and discount rates; and (iii) developing a range of independent estimates and comparing those to the fair value of the convertible notes determined by management.

Fair Value of Contingent Consideration

As described in Notes 5 and 13 to the consolidated financial statements, the Company recorded a liability representing the fair value of contingent consideration for two acquisitions that is payable upon the achievement of specific financial performance targets over specified future periods. The balance of the contingent consideration liability was $530,000 as of December 31, 2020.  The valuation model used in determining the fair value of the contingent consideration includes inputs subject to management's judgment, including annual asset volatility, discount rate and projections of future performance.

We identified the valuation of contingent consideration as a critical audit matter because of the significant estimates and judgments made by management in estimating the fair value of the liability. This required a high degree of auditor judgment and an increased effort when assessing the reasonableness of the fair value estimates and assumptions, including the involvement of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the reasonableness of the projections of future performance by comparing the projections to the acquirees’ historical results and relevant industry data.

•

Utilizing professionals with specialized skills and knowledge in valuation approach and methodologies to assist in (i) assessing the appropriateness of the valuation model used; and (ii) evaluating the reasonableness of certain significant assumptions, including the volatility estimate and discount rate.

Goodwill Impairment Assessment

As described in Note 3 to the consolidated financial statements, the Company’s consolidated goodwill was $19.6 million at December 31, 2020, which was allocated to its reporting units. The Company performs annual impairment tests of goodwill and monitors goodwill for potential indicators of impairment throughout the year. The Company concluded that triggering events occurred for certain of its reporting units and performed an interim impairment test during the first quarter of 2020. The evaluation of goodwill for impairment involves the comparison of the fair value of a reporting unit to its carrying value. Management estimated the fair values of its reporting units using a combination of the market and income approaches. Under the market approach, the reporting units’ fair value was estimated using market multiple assumptions of comparable companies in the industry. Under the income approach, a discounted cash flow methodology was utilized which included: (i) management’s estimates and assumptions, such as discount rates, terminal growth rates, and projection of revenue, operating costs and cash flows, (ii) assumptions related to general economic and market conditions, including the uncertainty resulting from the COVID-19 pandemic, and (iii) considerations of planned business and operational strategies.

We have identified the valuation of goodwill for certain reporting units as a critical audit matter. The principal consideration for our determination was that the estimates and assumptions used in the impairment analysis were challenging to test and required significant auditor judgment, including assessing the impact of future market conditions and the COVID-19 pandemic. In addition, the audit effort involved the use of valuation professionals with specialized skills and knowledge.

 The primary procedures performed to address this critical audit matter included:

•

Evaluating the reasonableness of the assumptions used by management in the income approach, including: (i) evaluating the reasonableness of projected revenue and operating costs compared to recent performance; (ii) evaluating the general economic and market conditions, including the impact of the COVID-19 pandemic, on management’s assumptions, such as the growth of advertising agencies and growth in the entertainment industry; and (iii) testing the completeness, accuracy and relevance of underlying data used in the valuation models.

•

Testing management’s reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company as a whole.

•

Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the valuation methodologies, (ii) evaluating the reasonableness of certain assumptions, including the selection of guideline public companies, and benchmarking certain assumptions to available market data used in the market approach and the discount rate used in the income approach, and (iii) evaluating reasonableness of the market multiples and application of control premium for the market approach.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Miami, Florida

April 15, 2021

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2020 and 2019

	2020	2019
ASSETS
Current
Cash and cash equivalents	$7,923,280	$2,196,249
Restricted cash	714,096	714,089
Accounts receivable, net	5,027,101	3,581,155
Other current assets	231,890	372,872
Total current assets	13,896,367	6,864,365

Capitalized production costs, net	271,139	203,036
Right-of-use asset	7,106,279	7,435,903
Intangible assets, net of amortization of $5,747,941 and $4,088,460, respectively	7,452,059	8,361,539
Goodwill	19,627,856	17,947,989
Property, equipment and leasehold improvements, net	800,071	1,036,849
Investments	—	220,000
Deposits	198,180	502,045
Total Assets	$49,351,951	$42,571,726

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
As of December 31, 2020 and 2019

	2020	2019
LIABILITIES
Current
Accounts payable	$1,190,184	$832,089
Line of credit	—	1,700,390
Term loan	900,292	—
Debt	—	3,311,198
Notes payable	846,749	288,237
Convertible notes payable	—	1,681,110
Convertible notes payable at fair value	580,000	—
Paycheck Protection Program loans	582,438	—
Loan from related party	1,107,873	1,810,373
Accrued interest – related party	2,018,025	1,935,949
Accrued compensation – related party	2,625,000	2,625,000
Put rights	1,544,029	2,879,403
Lease liability	1,791,773	1,610,022
Contract liabilities	1,855,209	309,880
Other current liabilities	1,810,938	3,437,860
Total current liabilities	16,852,510	22,421,511
Noncurrent
Notes payable	426,645	1,074,122
Convertible notes payable	1,445,000	1,729,618
Convertible notes payable at fair value	947,293	—
Paycheck Protection Program loans	2,517,431	—
Put rights	—	124,144
Contingent consideration	530,000	330,000
Lease liability	5,964,275	6,386,209
Warrant liability	450,000	189,590
Derivative liability	—	170,000
Other noncurrent liabilities	550,000	570,000
Total noncurrent liabilities	12,830,644	10,573,683
Total Liabilities	29,683,154	32,995,194
Commitment and contingencies (Note 23)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 40,000,000 shares authorized, 6,618,785 and, 3,578,580, respectively, issued and outstanding at December 31, 2020 and 2019	99,281	53,679
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2020 and 2019	1,000	1,000
Additional paid in capital	117,540,557	106,680,619
Accumulated deficit	(97,972,041)	(97,158,766)
Total Stockholders' Equity	$19,668,797	$9,576,532
Total Liabilities and Stockholders' Equity	$49,351,951	$42,571,726

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2020 and 2019

	2020	2019

Revenues:
Entertainment publicity and marketing	$23,946,680	$24,915,261
Content production	107,800	86,606
Total revenues	24,054,480	25,001,867

Expenses:
Direct costs	2,576,709	5,043,903
Selling, general and administrative	4,822,130	3,799,765
Depreciation and amortization	2,030,226	1,946,960
Legal and professional	1,191,231	1,560,483
Payroll	15,990,702	16,735,911
Total expenses	26,610,998	29,087,022
Loss from operations	(2,556,518)	(4,085,155)

Other Income (expenses):
Gain on extinguishment of debt	3,311,198	711,718
Loss on the deconsolidation of Max Steel VIE	(1,484,591)	—
Acquisition costs	(93,042)	(106,015)
Change in fair value of put rights	1,745,418	2,880,520
Change in fair value of contingent consideration	(55,000)	193,557
Change in fair value of convertible notes and derivative liabilities	(534,627)	10,000
Change in fair value of warrants	(275,445)	194,482
Interest expense and debt amortization	(2,133,660)	(2,545,206)
Total other income, net	480,251	1,339,056
Loss before income taxes	$(2,076,267)	$(2,746,099)
Income tax benefit	137,075	418,199
Net loss	$(1,939,192)	$(2,327,900)

Loss per Share - Basic	$(0.35)	$(0.70)
Loss per share - Diluted	$(0.58)	$(1.20)
Weighted average number of shares used in per share calculation
Basic	5,619,969	3,304,585
Diluted	6,382,937	4,285,101

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,939,192)	$(2,327,900)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,030,226	1,946,960
Amortization of beneficial conversion on debt	1,258,639	1,562,947
Amortization of debt discount	129,232	—
Impairment of capitalized production costs	55,000	670,585
Impairment of investment asset	220,000	—
Bad debt (recovery) expense, net	527,048	(109,981)
Interest on convertible notes paid in shares of common stock	10,842	—
Change in fair value of put rights	(1,745,418)	(2,880,520)
Change in fair value of contingent consideration	55,000	(193,557)
Change in fair value of convertible notes and derivative liabilities	534,627	(10,000)
Change in fair value of warrants	275,445	(194,482)
Loss on deconsolidation of Max Steel VIE	1,484,591	—
Gain on extinguishment of debt	(3,311,198)	(711,718)
Deferred tax	(182,488)	(342,410)
Changes in operating assets and liabilities:
Accounts receivable	(1,124,019)	(4,034)
Other current assets	(142,513)	281,500
Capitalized production costs	(123,103)	(149,036)
Deposits	8,508	13,430
Contract liability	1,524,707	(356,079)
Lease liability, net	89,441	173,814
Accounts payable	346,091	(150,893)
Accrued interest, related party	109,214	—
Other current liabilities	(1,226,991)	(136,167)
Other noncurrent liabilities	(370,000)	12,334
Net Cash (Used in) Operating Activities	(1,506,311)	(2,905,207)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(77,358)	(103,493)
Acquisition of Shore Fire (for 2019, net of cash acquired)	(250,000)	(794,989)
Acquisition of Be Social, net of cash acquired	(1,048,611)	—
Net Cash (Used in) Investing Activities	(1,375,969)	(898,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	7,602,297	1,851,713
Repayment of the line of credit	(500,000)	—
Repayment of term loan	(300,098)	—
Proceeds from notes payable	—	348,250
Repayment of notes payable	(87,581)	(79,874)
Proceeds from convertible notes payable	3,645,000	2,100,000
Repayment of convertible notes payable	(1,202,064)	—
Repayment of debt	—	(85,958)
Payment of deferred cash consideration for The Door	—	(771,500)
Payment of deferred cash consideration for Shore Fire	(764,836)	—
Payment of deferred cash consideration for Viewpoint	(250,000)	(295,984)
Payment of deferred cash consideration for 42West	—	(361,760)
Proceeds from Paycheck Protection Program loans	2,795,700	—
Exercise of put rights	(1,626,600)	(2,265,500)
Repayment to related party	(702,500)	—
Net Cash Provided by Financing Activities	8,609,318	439,387
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,727,038	(3,364,302)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,910,338	6,274,640
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,637,376	$2,910,338

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2020 and 2019

	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest paid	$909,777	$296,771

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Conversion of put rights into shares of common stock	$—	412,500
Conversion of put rights into a convertible note payable	$—	702,500
Interest on notes payable paid in shares of common stock	$10,812	$—
Conversion of debt into shares of common stock	$3,373,042	$372,936
Liability for put rights to sellers of 42West	$1,544,029	$3,003,547
Issuance of shares of common stock related to the acquisition of Shore Fire	$200,000	$384,063
Issuance of shares of common stock related to the acquisition of Be Social	$314,581	$—

Reconciliation of cash, cash equivalents and restricted cash:  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	2020	2019
Cash and cash equivalents	$7,923,280	$2,196,249
Restricted cash	714,096	714,089
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,637,376	$2,910,338

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2018	50,000	$1,000	2,824,632	$42,370	$105,262,331	$(94,529,174)	$10,776,527
Net loss for the year ended December 31, 2019	—	—	—	—	—	(2,327,900)	(2,327,900)
Beneficial conversion due to repricing of the Pinnacle Note	—	—	—	—	1,022,241	—	1,022,241
Fair value of warrants and beneficial conversion of note payable	—	—	—	—	293,144	—	293,144
Shares issued pursuant to Amendment, Waiver and Exchange Agreement of August 12, 2019	—	—	77,103	1,157	411,343	—	412,500
Deemed dividend from change in fair value of instruments with down round feature	—	—	—	—	301,692	(301,692)	—
Deferred tax on beneficial conversion	—	—	—	—	(39,195)	—	(39,195)
Issuance of shares related to acquisition of The Door	—	—	61,538	923	112,701	—	113,624
Issuance of shares related to conversion of notes payable	—	—	86,759	1,301	369,015	—	370,316
Sale of common stock through an offering pursuant to a Registration Statement on Form S-3	—	—	540,000	8,100	1,843,613	—	1,851,713
Issuance of shares related to acquisition of Shore Fire	—	—	62,962	944	199,056	—	200,000
Third installment of consideration for acquisition of Viewpoint paid with equity	—	—	—	—	184,062	—	184,062
Shares retired from exercise of puts	—	—	(74,414)	(1,116)	(3,279,384)	—	(3,280,500)
Balance December 31, 2019	50,000	$1,000	3,578,580	$53,679	$106,680,619	$(97,158,766)	$9,576,532
Net loss for the year ended December 31, 2020	—	—	—	—	—	(1,939,192)	(1,939,192)
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	50,432	756	(756)	—	—
Issuance of shares related to a financing agreement	—	—	10,000	150	(150)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	1,258,644	—	1,258,644
Issuance of shares related to the conversion of notes payable	—	—	1,053,645	15,805	3,357,237	—	3,373,042
Issuance of shares related to cashless exercise of warrants	—	—	75,403	1,131	368,345	—	369,476
Sale of common stock through a direct registered offering	—	—	1,580,000	23,700	7,578,597	—	7,602,297
Net settlement of the earnout shares to sellers of 42West	—	—	186,573	2,799	(302,799)	—	(300,000)
Issuance of shares to seller of Be Social	—	—	69,907	1,049	313,532	—	314,581
Issuance of shares to seller of Shore Fire	—	—	56,180	843	199,157	—	200,000
CEDE roundup shares related to reverse stock split	—	—	2,263	34	(34)	—	—
Shares retired from exercise of puts	—	—	(44,198)	(665)	(1,911,835)	—	(1,912,500)
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and include the accounts of Dolphin, and all of its wholly-owned subsidiaries, including Dolphin Films, Inc, Dolphin SB Productions LLC, Dolphin Max Steel Holdings LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire and Be Social.

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included  JB Believe, LLC formed on December 4, 2012 in the State of Florida in its consolidated financial statements for the years ended December 31, 2020 and 2019 as a VIE. For the year ended December 31, 2019, the Company also included Max Steel Productions, LLC formed on July 8, 2013 in the State of Florida.

On November 23, 2020, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the authorized, issued and outstanding shares of the Common Stock. The Reverse Stock Split was effective as of 12:01 a.m. (Eastern Time) on November 27, 2020 (the “Effective Time”). At the Effective Time, the number of authorized shares of Common Stock was reduced from 200,000,000 shares to 40,000,000. The par value per share of Common Stock remains unchanged. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of Common Stock. All references to Common Stock or common stock price in these consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

Restatement to Prior Quarter Financial Statements

The Company has included in this report, its restatement of its consolidated financial statements for the three and nine months ended September 30, 2020, included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020.  The restatement is due to incorrectly reporting pass-through expenses on certain marketing campaigns as revenue and direct cost expense. Upon further review, the Company determined that under these arrangements, it is acting as agent and the pass-through costs should not have been recorded as revenue or direct cost expense in its condensed consolidated statement of operations for the three and nine months ended September 30, 2020. Please see note 4 for further discussion on the restatement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it has spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place have adversely affected the demand for certain of the services the Company offers resulting in decreased revenues and cash flows. One of our subsidiaries operates in the food and hospitality sector and has been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels.  Another subsidiary represents talent, such as actors, directors and producers.  The revenues from these clients has been negatively impacted by the suspension of content production.  Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products.  Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. The Company has taken steps such as freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending to mitigate the effects of COVID-19 on the Company’s financial results.

Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Through our acquisition of Be Social, the Company assumed a PPP Loan of $304,169. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans.  For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually.  Not more than 40% of the forgiven amount can be attributable to non-payroll costs.  The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. The Company has not yet applied for forgiveness.

Depending on the extent and duration of the pandemic and the related economic impacts, COVID-19 may continue to impact our business and financial results, as well as significant judgements and estimates, including those related to goodwill and other asset impairments and allowances for doubtful accounts.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company has suffered recurring losses, including a net loss of $1,939,192, for the year ended December 31, 2020, and had an accumulated deficit of $97,972,041 as of December 31, 2020.  As of December 31, 2020, the Company had a working capital deficit of $2,956,142 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. In addition, several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19.  As a result, the Company’s revenues have been negatively impacted by a reduction in the services we provide to clients operating in these industries. The Company has taken measures such as a freeze on hiring, salary reductions, staff reductions and cuts in non-essential spending to mitigate the reduction in revenues.  The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of Common Stock, sales of shares of Common Stock and financial support of certain shareholders. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.  If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to curtail its business operations or liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after these consolidated financial statements are issued. The consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. The Company’s management currently plans to raise any necessary additional funds through additional issuances of its Common Stock, securities convertible into its Common Stock and/or debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door, Viewpoint, Shore Fire and Be Social while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses. Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate PPP Loans for an aggregate amount of $2.8 million under PPP which was established under the CARES Act.  The application for the PPP Loans requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company.  This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that is not significantly detrimental to the business. The receipt of the funds from the PPP Loans and the forgiveness of the PPP Loans is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans. The Company intends to apply for forgiveness of the PPP Loans, however, there is no assurance that the Company’s obligation under the PPP Loans will be forgiven. If the PPP Loans are not forgiven, the Company will need to repay the PPP Loans over a two-year period, with an interest rate of 1% per annum, commencing when the SBA notifies the borrower that all or a part of the PPP Loan has not been forgiven.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Newton, Massachusetts.  As of December 31, 2020 and 2019 the Company had a balance of $714,096 and $714,089, respectively, in restricted cash.

Fair Value Option (“FVO”) Election

2020 Convertible Notes

The Company accounts for certain convertible notes issued during the year ended December 31, 2020 under the fair value option election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

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

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

Revenue Recognition

The Company earns revenues through its entertainment and publicity segment primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii)  individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers and (viii) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.  The Company also earns revenue from its content production segment primarily by selling the licensing rights to its motion pictures through minimum guarantee arrangements for international sales and sales or usage-based royalties for domestic sales.  The Company recognizes revenue when promised goods or services are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

Entertainment publicity and marketing

Revenue from our entertainment publicity and marketing segment consists of fees from the performance of professional services and billings for direct costs reimbursed by clients. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up. We enter into contracts that provide for third-party costs.  We typically act as an agent in these types of arrangements and recognize the revenue only on the fees attributable to our performance of the contract and not including the third-party costs which are not recorded on our consolidated statement of operations.  Revenues from content produced for digital marketing is recognized upon satisfactory delivery to the client. We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer.  Due to the short-term nature of these contracts, the performance obligation is typically completed and revenue is recognized in the period in which the contract originated.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Content production

Revenue from motion pictures is recognized upon transfer of control of the licensing rights of the motion picture or web series to the customer.  For minimum guarantee licensing arrangements, the amount related to each performance obligation is recognized when the content is delivered, and the window for exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content. For sales or usage-based royalty income, revenue is recognized starting at the exhibition date and is based on the Company’s participation in the box office receipts of the theatrical exhibitor and the performance of the motion picture.  Cash received and amounts billed in advance of meeting the criteria for revenue recognition is classified as contract liabilities.

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company recorded depreciation expense of $370,746 and $361,951, respectively for the years ended December 31, 2020 and 2019. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computer and office equipment	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

The Company periodically reviews and evaluates the recoverability of property, equipment and leasehold improvements. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded. The Company has not had any material impairments of property, equipment and leasehold improvements.

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

Intangible assets

In connection with the acquisitions of 42West on March 30, 2017, The Door on July 5, 2018, Viewpoint on October 31, 2018, Shore Fire on December 3, 2019 and Be Social on August 17, 2020, the Company acquired in aggregate an estimated $13.2 million of intangible assets with finite useful lives initially estimated to range from 3 to 14 years. The intangible assets consist primarily of customer relationships, trade names and non-compete agreements. Approximately $0.7 million of favorable lease intangible asset was reclassified in accordance with the new lease accounting in year ended December 31, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If a triggering event has occurred, an impairment analysis is required.  The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset.  If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable.  Impairment would then be measured as the excess of the asset’s carrying value over its fair value.  See note 9 for further discussion.

Goodwill

As of December 31, 2020, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, and Be Social, the Company has a balance of $19,627,856 of goodwill on its consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The Company determined that the adverse effects of COVID-19 on certain of the industries in which it operates was an indicator of a possible impairment of goodwill.  As such, during the first quarter of 2020, the Company updated its estimates and assumptions, with the information available at the time of the assessment, performed an impairment test on the carrying value of its goodwill and determined that an impairment adjustment was not necessary. During the fourth quarter of 2020 and 2019,  management performed a qualitative analysis and concluded that it is more likely than not that the fair value of the reporting unit was not less than its carrying amount. As previously discussed, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. The Company’s future assessment of the magnitude of the effects of the COVID-19 outbreak on its business could result in impairment of goodwill in future reporting periods.

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2020 and 2019, the Company had warrants that were classified as equity and warrants that were classified as liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

To account for the acquisitions of 42West, The Door, Viewpoint, Shore Fire and Be Social, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Put Rights and Contingent Consideration. See Notes 5 and 12 for further discussion and disclosures.

Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires all assets and liabilities arising from leases to be recognized in its consolidated balance sheets. The Company adopted this new accounting guidance effective January 1, 2019. In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed the Company to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, the Company reviews all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on the Company’s consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability”, in their respective classifications, on the Company’s consolidated balance sheet.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using the Company’s incremental borrowing rate as of January 1, 2019 for the leases in existence on the date of adoption or the Company’s incremental borrowing rate on the date of the lease for leases entered into after January 1, 2019. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the Lessor. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

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

Diluted earnings (loss) per share equals net loss available to common stock stockholders divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. Diluted earnings (loss) per share reflects the potential dilution that would occur if certain potentially dilutive instruments were exercised. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), under the if-converted method.  Incremental shares are also included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise. These proceeds are then assumed to be used to purchase common stock at the average market price of the Company’s common stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Potentially dilutive instruments are not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Business Segments

The Company operates the following business segments:

1)

Entertainment Publicity and Marketing Segment– This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials through 42West, The Door, Viewpoint, Shore Fire and as of August 17, 2020, Be Social.  For the years ended December 31, 2020 and 2019, the Company’s revenues were primarily derived from this segment.

2)

Content Production Segment– This segment produces original motion picture and digital content.  Revenues from this segment for the years ended December 31, 2020 and 2019 were related to the domestic and international distribution of the Company’s motion pictures, Max Steel and Believe.

See Note 19 for Segment Reporting for the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2020

In March 2019, the FASB issued new guidance on film production costs Accounting Standards Update (“ASU) 2019-02, (Entertainment Films- Other Assets – Film Costs (Subtopic 926-20)). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and may be adopted early. The new guidance aligns the accounting for the production costs of an episodic series with those of a film by removing the content distinction for capitalization. It also addresses presentation, requires new disclosures for produced and licensed content and addresses cash flow classification for license agreements to better reflect the economics of an episodic series. The Company adopted this new guidance without a material impact on its consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Accounting Guidance not yet adopted

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company  intends to early adopt the new guidance in the first quarter of 2021 and is currently evaluating the impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This pronouncement enhances and simplifies various aspects of income tax accounting guidance. Among other things, the guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 4 — PRIOR PERIOD REVISION AND RESTATEMENT

Prior Period Revision

During the preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2020, the Company identified certain immaterial errors related to its accounting of the 2019 Lincoln Park Note, 2019 Lincoln Park Warrants and the Pinnacle Note (each as defined in Note 11 – Notes Payable-Convertible Notes below), which were corrected and reflected in the Company’s first quarter, 2020 Form 10-Q. The Company concluded that the conversion feature of the 2019 Lincoln Park Note and the 2019 Lincoln Park Warrants met the definition of a derivative and should have been recorded at fair value at inception and remeasured at each reporting period with changes in the fair value recognized in earnings. The accretion to par value of the 2019 Lincoln Park Note is recorded as interest expense.  The Company had originally accounted for the 2019 Lincoln Park Warrants as equity-linked instruments and had not bifurcated the conversion feature in the 2019 Lincoln Park Note.

The Company also reviewed the Pinnacle Note that had a down round provision allowing for the repricing of the conversion price upon the Company’s issuance of equity securities at a price lower than the Pinnacle Note conversion price.  On October 21, 2019, the Company sold shares of Common Stock in a registered public offering, at a price of $3.91 when the Pinnacle Note conversion price was $15.00.  As a result, the conversion price of the Pinnacle Note was repriced to $3.91.  Due to the repricing, the Company should have recorded a beneficial conversion feature on the date of the repricing and amortized the beneficial conversion feature as interest expense over the remaining life of the Pinnacle Note that matured on January 5, 2020.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors and determined that the related impact was not material to the Company’s financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to the Company’s results of operations for the three months ended March 31, 2020.  Accordingly, the Company revised the unaudited condensed consolidated balance sheets and quarterly and year to date 2019 unaudited condensed consolidated statements of operations as of and for the quarterly and year to date periods ended June 30, 2019, September 30, 2019 and consolidated balance sheet and statement of operations as of and for the year ended December 31, 2019, including the related notes presented herein, as applicable. The errors did not impact revenue or loss from operations in the consolidated statement of operations, or net cash used in operations reported in the consolidated statement of cash flows for any of those periods.

A summary of the revisions to previously reported financial information is as follows (as adjusted amounts have been adjusted to reflect the 1:5 reverse stock split effectuated November 27, 2020):

	As Reported	Adjustment		As Adjusted
Revised Consolidated Balance Sheet as of June 30, 2019 (Unaudited)
Convertible note payable (noncurrent)	$1,044,232	$(380,636)	[2]	$663,596
Warrant liability (noncurrent)	$—	$302,306	[3]	$302,306
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,559,526	$71,670		$8,631,196
Total liabilities	$31,088,896	$71,670		$31,160,566
Additional paid in capital	$103,571,126	$(166,887)	[5]	$103,404,239
Accumulated deficit	$(95,298,433)	$95,217		$(95,203,216)
Total stockholders' equity	$8,489,611	$(71,670)		$8,417,941

Revised Condensed Consolidated Statement of Operations for the three months ended June 30, 2019 (Unaudited)
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(301,138)	$(16,549)	[8]	$(317,687)
Total other income	$310,211	$95,217		$405,429
Loss before income taxes/Net loss	$(891,867)	$95,217		$(796,650)
Basic net loss per share	$(0.3)	$0.005		$(0.25)
Diluted net loss per share	$(0.3)	$0.005		$(0.25)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

	As Reported	Adjustment		As Adjusted
Revised Condensed Consolidated Statement of Operations for the six months ended June 30, 2019 (Unaudited)
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$81,766	[7]	$81,766
Interest expense	$(589,108)	$(16,549)	[8]	$(605,657)
Total other income	$1,257,981	$95,217		$1,353,198
Loss before income taxes/Net loss	$(769,259)	$95,217		$(674,042)
Basic net loss per share	$(0.25)	$0.05		$(0.20)
Diluted net loss per share	$(0. 65)	$0.05		$(0.60)

Revised Consolidated Balance Sheet as of September 30, 2019 (Unaudited)
Convertible note payable (noncurrent)	$1,477,597	$(330,989)	[2]	$1,146,608
Warrant liability (noncurrent)	$—	$228,269	[3]	$228,269
Derivative liability	$—	$150,000	[4]	$150,000
Total noncurrent liabilities	$8,299,494	$47,280		$8,346,774
Total liabilities	$29,890,000	$47,280		$29,937,280
Additional paid in capital	$103,146,270	$(166,887)	[5]	$102,979,383
Accumulated deficit	$(95,649,264)	$119,607		$(95,529,657)
Total stockholders' equity	$7,717,630	$(47,280)		$7,670,350

Revised Condensed Consolidated Statement of Operations for the three months ended September 30, 2019 (Unaudited)
Change in fair value of derivative liability	$—	$—		$—
Change in fair value of warrant liability	$—	$74,037	[7]	$74,037
Interest expense	$(295,556)	$(49,647)	[8]	$(345,203)
Total other income	$1,061,340	$24,390		$1,085,730
Loss before income taxes/Net loss	$(350,831)	$24,390		$(326,441)
Basic net loss per share	$(0.10)	$—		$(0.10)
Diluted net loss per share	$(0.25)	$—		$(0.25)

Revised Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019 (Unaudited)
Change in fair value of derivative liability	$—	$30,000	[6]	$30,000
Change in fair value of warrant liability	$—	$155,803	[7]	$155,803
Interest expense	$(884,665)	$(66,196)	[8]	$(950,861)
Total other income	$2,319,321	$119,607		$2,438,928
Loss before income taxes/Net loss	$(1,120,090)	$119,607		$(1,000,483)
Basic net loss per share	$(0.35)	$0.05		$(0.30)
Diluted net loss per share	$(0.85)	$—		$(0.85)

Revised Consolidated Balance Sheet as of December 31, 2019
Convertible note payable (noncurrent)	$1,907,575	$(177,957)	[2]	$1,729,618
Convertible note payable (current)	$1,750,460	$(69,350)	[9]	$1,681,110
Warrant liability (noncurrent)	$—	$189,590	[3]	$189,590
Derivative liability	$—	$170,000	[4]	$170,000
Total current liabilities	$22,490,861	$(69,350)		$22,421,511
Total noncurrent liabilities	$10,392,050	$181,633		$10,573,683
Total liabilities	$32,882,911	$112,283		$32,995,194
Additional paid in capital	$105,658,379	$1,022,240	[10]	$106,680,619
Accumulated deficit	$(96,024,243)	$(1,134,523)		$(97,158,766)
Total stockholders' equity	$9,688,815	$(112,283)		$9,576,532

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

	As Reported	Adjustment		As Adjusted
Revised Consolidated Statement of Operations Data for the three months ended December 31, 2019[1] (Unaudited)
Change in fair value of derivative liability	$—	$(20,000)	[6]	$(20,000)
Change in fair value of warrant liability	$—	$38,679	[7]	$38,679
Interest expense	$(321,536)	$(1,272,809)	[11]	$(1,594,345)
Total other income	$154,258	$(1,254,130)		$(1,099,872)
Loss before income taxes	$(491,486)	$(1,254,130)		$(1,745,616)
Net loss	$(73,287)	$(1,254,130)		$(1,327,417)
Basic net loss per share	$—	$(0.35)		$(0.35)
Diluted net loss per share	$(0.10)	$(0.30)		$(0.40)

Revised Condensed Consolidated Statement of Operations for the year ended December 31, 2019
Change in fair value of derivative liability	$—	$10,000	[6]	$10,000
Change in fair value of warrant liability	$—	$194,482	[7]	$194,482
Interest expense	$(1,206,201)	$(1,339,006)	[11]	$(2,545,207)
Total other income	$2,473,579	$(1,134,523)		$1,339,056
Loss before income taxes	$(1,611,576)	$(1,134,523)		$(2,746,099)
Net loss	$(1,193,377)	$(1,134,523)		$(2,327,900)
Basic net loss per share	$(0.35)	$(0.35)		$(0.70)
Diluted net loss per share	$(1.00)	$(0.20)		$(1.20)

[1]	The Company is not required to and has not previously reported information on the statement of operations data for the three months ended December 31, 2019
[2]	Fair value and accretion to par value of the 2019 Lincoln Park Note.
[3]	Fair value of the 2019 Lincoln Park Warrants.
[4]	Fair value of the conversion feature of the 2019 Lincoln Park Note.
[5]	Reversal of beneficial conversion feature recorded for the 2019 Lincoln Park Note
[6]	Change in fair value of bifurcated conversion feature of 2019 Lincoln Park Note.
[7]	Change in fair value of 2019 Lincoln Park Warrant liability.
[8]	Reversal of the amortization of the beneficial conversion feature of the 2019 Lincoln Park Note offset by accretion of the 2019 Lincoln Park Note.
[9]	Unamortized discount on the beneficial conversion feature of the Pinnacle Note.
[10]	Contingent beneficial conversion feature on repricing of Pinnacle Note conversion, offset by reversal of beneficial conversion feature of the 2019 Lincoln Park Note.
[11]	Accretion of the 2019 Lincoln Park Note and $1.2 million of amortization of the beneficial conversion feature of the Pinnacle Note.

Restatement

In its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, included in the Company’s Form 10-Q for the quarterly period ended September 30, 2020, the Company incorrectly reported certain revenue and direct costs. The errors involved reporting revenues and direct costs that should have been reported as pass-through expenses.

During the three and nine months ended September 30, 2020, the Company recorded revenues for certain Statements of Work (“SOWs”) issued under one of the Company’s existing Master Service Agreements (the “Impacted SOW’s”) as a principal.  Subsequently, the Company determined that under the Impacted SOW’s they were acting as agent and that the out-of-pocket expenses were pass through expenses and should not have been recorded as revenue or direct costs in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020. Specifically, due to these errors, revenue and direct costs for the three and six months ended September 30, 2020 were each overstated by $862,710. The error did not affect loss from operations, net loss, loss per share, the unaudited condensed consolidated balance sheets, the unaudited condensed consolidated statement of cash flows or the unaudited condensed consolidated statement of stockholders equity.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

See below for the impact of the restatement to the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 (as adjusted amounts have been adjusted to reflect the 1:5 reverse stock split effectuated November 27, 2020):

September 30, 2020	As Filed	Adjustment	Restated
Quarterly Statement of Operations (Unaudited)
Entertainment publicity and marketing (Revenue)	$6,390,653	$(862,710)	$5,527,943
Direct costs	$1,437,953	$(862,710)	$575,243
Total expenses	$6,883,838	$(862,710)	$6,021,128
Loss from operations	$(493,185)	$—	$(493,185)
Net loss	$(2,533,582)	$—	$(2,533,582)

YTD Statement of Operations (Unaudited)
Entertainment publicity and marketing (Revenue)	$18,219,178	$(862,710)	$17,356,468
Direct costs	$2,653,178	$(862,710)	$1,790,468
Total expenses	$19,762,261	$(862,710)	$18,899,551
Loss from operations	$(1,543,083)	$—	$(1,543,083)
Net loss	$(1,007,384)	$—	$(1,007,384)

NOTE 5 — MERGERS AND ACQUISITIONS

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

The total consideration paid to the Be Social seller in respect of the Be Social Purchase is $2.2 million as follows: (i) $1,500,000 in cash on the Be Social Closing date (adjusted for Be Social’s indebtedness, working capital and cash targets); (ii) $350,000 in shares of Common Stock at a price of $4.50 per share (69,907 shares) issued to the seller on the Be Social Closing Date, (iii) an additional $350,000 in shares of common stock issued on January 4, 2021, and (iv) up to an additional $800,000 of contingent consideration, 62.5% that will be paid in cash and 37.5% in shares of Common Stock, upon the achievement of specified financial performance targets over the two-year period of fiscal years 2022 and 2023. The Be Social Share Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The Common Stock issued as part of the consideration on the Be Social Closing Date has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The acquisition-date fair value of the consideration transferred totaled $2,309,581, which consisted of the following:

Common Stock issued at closing (69,907 shares)	$314,581
Cash Consideration paid at closing	1,500,000
Common Stock to be issued on January 4, 2021	350,000
Contingent Consideration	145,000
$2,309,581

The final amount of consideration may potentially change due to other closing adjustments, which have not yet been determined.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The fair value of the 69,907 shares of Common Stock issued on the Be Social Closing Date was determined based on the closing market price of the Company’s Common Stock on the Be Social Closing Date of $4.50 per share. The $350,000 in shares of Common Stock issued on January 4, 2021, is recorded in other noncurrent liabilities on our balance sheet.

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

Of the provisional fair value of the $750,000 of acquired identifiable intangible assets, $410,000 was assigned to customer relationships (3 years estimated useful life) and $340,000 was assigned to the trade name (10-year estimated useful life), that were recognized at a provisional fair value on the acquisition date. The customer relationships is  amortized using an accelerated method, and the trade name is amortized using the straight-line method.

The provisional fair value of accounts receivable acquired is $884,423.

The provisional fair values of property and equipment and leasehold improvements of $56,610, and other assets of $16,506, are based on Be Social’s carrying values prior to the acquisition, which approximate their provisional fair values.

The provisional amount of $1,555,030 of goodwill was assigned to the entertainment publicity and marketing segment. The goodwill recognized is attributable primarily to expectations of continued successful efforts to obtain new customers, buyer specific synergies and the assembled workforce of Be Social.

The Company expensed $62,500 of acquisition related costs in the year ended December 31, 2020. These costs are included in the consolidated statements of operations in the line item entitled “acquisition costs.”

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The revenue and net income of Be Social included in the consolidated amounts reported in the consolidated statements of operations for the year ended December 31, 2020 are as follows:

Revenue	$966,983
Net income	$27,696

	August 17, 2020 (As initially reported)	Measurement Period Adjustments	December 31, 2020 (As adjusted)
Cash	$451,354	$—	$451,354
Accounts receivable	884,423	(35,448)	848,975
Other current assets	16,506	—	16,506
Property, equipment and leasehold improvements	56,610	—	56,610
Deposits	63,079	—	63,079
Intangible assets	750,000	—	750.000
Total identifiable assets acquired	2,221,972	(35,448)	2,186,524

Accrued expenses	(94,702)	—	(94,702)
Accounts payable	(12,004)	—	(12,004)
Deferred tax liability	(182,487)	—	(182,487)
Talent liability	(842,317)	24,328	(817,989)
Deferred revenue	(20,622)	—	(20,622)
Other current liability	(90,586)	90,586	—
Paycheck Protection Program loan	(304,169)	—	(304,169)
Total liabilities assumed	(1,546,887)	114,914	(1,431,973)
Net identifiable assets acquired	675,085	79,466	754,551
Goodwill	1,634,496	(79,466)	1,555,030
Net assets acquired	$2,309,581	$—	$2,309,581

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of August 17, 2020, the Company recorded the identifiable net assets acquired of $675,085 as shown in the table above in its consolidated balance sheet. During the period between August 17, 2020 and December 31, 2020, the Company’s measurement period adjustments of $114,914 were made and, accordingly, the Company recognized these adjustments in its December 31, 2020 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $754,551 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported August 17, 2020	$1,634,496
Changes to estimated fair values:
Other current liabilities	(90,586)
Talent liability	(24,328)
Accounts receivable	35,448
Change in Goodwill	(79,466)
Goodwill December 31, 2020	$1,555,030

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Shore Fire Media, Ltd

On December 3, 2019 (the “Shore Fire Closing Date”), the Company acquired all of the issued and outstanding capital stock of Shore Fire, a New York corporation (the “Shore Fire Purchase”), pursuant to a share purchase agreement (the “Shore Fire Share Purchase Agreement”) dated on the Shore Fire Closing Date, between the Company and Shore Fire Seller.  Shore Fire is an entertainment public relations agency, offering talent publicity in the music, events, books, podcasts, and comedy sectors.

The total consideration paid in respect of the Shore Fire Purchase is $3 million as follows: (i) $1,140,000 in cash on the Shore Fire Closing date (adjusted for Shore Fire Media’s indebtedness, working capital and cash targets); (ii) $200,000 in shares of Common Stock at a price of $3.20 per share (62,962 shares) issued to the Seller on the Shore Fire Closing Date, (iii) $200,000 in shares of Common Stock at a price of $3.56 per share (56,180 shares) issued to the Seller on first anniversary of the Shore Fire Closing Date; (iv) an additional $200,000 in shares of common stock paid on the second anniversary of the Shore Fire Closing Date, (v) an additional $1,000,000 in cash paid in four equal payments of $250,000 each to the Seller on the six, twelve, and twenty-four month anniversaries of the Shore Fire Closing Date, and (vi) $140,000 and $120,000 in cash paid to key employees on the first and second anniversary of the Shore Fire Closing Date. The Shore Fire Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act.

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

The acquisition-date fair value of the consideration transferred totaled $3,124,836, which consisted of the following:

Common Stock issued at closing (62,962 shares)	$200,000
Cash Consideration paid at closing	1,140,000
Cash Installment paid on March 3, 2020	250,000
Cash Installment paid on June 3, 2020	250,000
Cash Installment paid on December 3, 2020	390,000
Common Stock issued on December 3, 2020 (56,180 shares)	200,000
Cash Installment to be paid on December 3, 2021	370,000
Common Stock issued on December 3, 2021	200,000
Working capital adjustment paid on April 1, 2020	124,836
$3,124,836

The fair value of the 62,962 shares of Common Stock issued on the Shore Fire Closing Date was determined based on the closing market price of the Company’s Common Stock on the Shore Fire Closing Date of $3.20 per share. The $200,000 in shares of Common Stock to be issued on December 3, 2021, is recorded in other noncurrent liabilities on our balance sheet.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Of the fair value of the $1,080,000 of acquired identifiable intangible assets, $510,000 was assigned to customer relationships (5 years useful life) and $570,000 was assigned to the trade name (10-year useful life), that were recognized at a fair value on the acquisition date. The customer relationships is amortized using an accelerated method, and the trade name is amortized using the straight-line method.

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

Viewpoint Computer Animation, Incorporated

On October 31, 2018, (the “Viewpoint Closing Date”), the Company acquired all of the issued and outstanding capital stock of Viewpoint, a Massachusetts corporation (the “Viewpoint Purchase”), pursuant to a share purchase agreement dated the Viewpoint Closing Date (the “Viewpoint Purchase Agreement”), among the Company and the Viewpoint Shareholders.  Viewpoint is a full-service creative branding and production house that has earned a reputation as one of the top producers of promotional and brand-support videos for a wide variety of leading cable networks, media companies and consumer-product brands.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The total consideration payable to the Viewpoint Shareholders in respect of the Viewpoint Purchase comprises the following: (i) $500,000 in shares of Common Stock, based on a price per share of Common Stock of $11.45, (ii) $1.5 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses). On the Viewpoint Closing Date, the Company issued to the Viewpoint Shareholders $500,000 in shares of Common Stock (43,618 shares) and paid the Viewpoint Shareholders an aggregate of $750,000 in cash (the “Initial Consideration”), adjusted for working capital, indebtedness and certain transaction expenses. Pursuant to the Viewpoint Purchase Agreement, the Company paid to the Viewpoint Shareholders a second installment of $230,076 in cash ($250,000 less a working capital adjustment) on April 30, 2019, paid $65,938 to certain Viewpoint Shareholders on October 31, 2019 and agreed to issue 49,747 shares of Common Stock to another Viewpoint Shareholder as payment for the third installment on October 31, 2019 and paid the final installment of $250,000 on various days during May of 2020, for a total of $750,000, less $19,924 working capital for the total of the consideration paid for Viewpoint. The Viewpoint Purchase Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as part of the Initial Consideration has not been registered under the Securities Act.

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement was through December 31, 2020 but the Company and Mr. DiPersio mutually agreed to terminate the agreement on November 1, 2019 with the Company agreeing to pay his health and dental insurance through December 17, 2023. Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Company’s board of directors and management. The agreement does not provide for guaranteed increases to the base salary.  The employment agreements contain provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

The Door Marketing Group LLC

On July 5, 2018 (the “Door Closing Date”), the Company entered into a Merger Agreement in respect of its acquisition of The Door with the members of The Door (the “Door Members”). On the Door Closing Date, The Door merged with and into Merger Sub, with Merger Sub surviving the merger and continuing as a wholly owned subsidiary of the Company. Upon consummation of the Merger, Merger Sub changed its name to The Door Marketing Group, LLC. The Door is an entertainment public relations agency, offering talent publicity, strategic communications and entertainment content marketing primarily in the hospitality sector.

The total consideration payable in respect of the merger comprises the following: (i) $2.0 million in shares of the Common Stock, based on a price per share of Common Stock of $16.25, (ii) $2.0 million in cash (as adjusted for certain working capital and closing adjustments and transaction expenses) and (iii) up to an additional $7.0 million of contingent consideration in a combination of cash and shares of Common Stock upon the achievement of specified financial performance targets over a four-year period as set forth in the Merger Agreement (the “Contingent Consideration”). On the Door Closing Date, the Company issued to the Door Members 61,538 shares of Common Stock and paid the Door Members an aggregate of $1.0 million in cash (the “Initial Consideration”). In October of 2018, the Company agreed to advance $274,500 of the second installment due January 3, 2019 to the Door Members so they could meet their tax obligations. Pursuant to the Merger Agreement, on January 3, 2019, the Company paid an aggregate of $725,500 and issued 61,538 shares of Common Stock to the Door Members (the “Post-Closing Consideration” and, together with the Initial Consideration and the Contingent Consideration, the “Merger Consideration”). The Company calculated the working capital adjustment to be $133,169.  On March 12, 2019, the Door Members were paid $46,000 of the working capital adjustment and will receive 5,364 shares of Common Stock in full satisfaction of the working capital adjustment. The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The Common Stock issued as stock consideration has not been registered for resale under the Securities Act.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Contingent Consideration arrangement requires that the Company issue up to 307,692 shares of Common Stock and up to $2 million in cash to the Door Members on achievement of adjusted net income targets, (as set forth in the Merger Agreement), based on the operations of The Door over the four-year period beginning January 1, 2018. The fair value of the Contingent Consideration at the Door Closing Date was $1,620,000. The fair value of the Contingent Consideration was estimated using a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Contingent Consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the Contingent Consideration as of the Door Closing Date. The key assumptions in applying the Monte Carlo Simulation model are as follows: a risk-free discount rate of between 2.11% and 2.67% based on the U.S government treasury obligation with a term similar to that of the contingent consideration, a discount rate of between 20.0% and 20.5%, and an annual asset volatility estimate of 62.5%. Changes in the fair value on the Contingent Consideration are recorded at each balance sheet date with changes reflected as gains or losses on the consolidated statement of operations.  See Note 12 Fair Value Measurements for further discussion on the fair value as of December 31, 2020.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the pro forma consolidated operations as if Be Social and Shore Fire had been acquired on January 1, 2019:

	2020	2019
Revenues	$28,010,667	$36,001,311
Net loss	(2,117,629)	(1,870,816)

The pro forma amounts for 2019 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2019 and (b) to exclude $106,015 of acquisition costs that were expensed by the Company.

The pro forma amounts for 2020 have been calculated after applying the Company’s accounting policies to the financial statements of Be Social and adjusting the results of the acquisition of Be Social to (a) reflect the amortization that would have been charged assuming the intangible assets had been recorded on January 1, 2019 and (b) exclude $93,042 of acquisition related costs that were expensed by the Company for the year ended December 31, 2020.

The impact of the acquisition of Shore Fire and Be Social on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons.  As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2019, as provided in this pro forma financial information.  In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

42West

In connection with the 42West acquisition, on March 30, 2017, the Company entered into put agreements (the “Put Agreements”) with each of the 42West sellers. Pursuant to the terms and subject to the conditions set forth in the Put Agreements, the Company has granted the 42West sellers the right, but not the obligation, to cause the Company to purchase up to an aggregate of 237,419 of their respective shares of Common Stock received as consideration for the Company’s acquisition of 42West for a purchase price equal to $46.10 per share during certain specified exercise periods set forth in the Put Agreements up until December 2020 (the “Put Rights”), thereafter extended to March 31, 2021. During the years ended December 31, 2020 and 2019, the 42West sellers exercised Put Rights with respect to an aggregate of 41,486 and 71,160 shares of Common Stock, respectively. During the year ended December 31, 2020, the Company paid $1,626,600 of which $275,000 was for Put Rights exercised during the year ended December 31, 2019.  During the year ended December 31, 2019, the Company paid (i) $2,165,500 in cash; (ii) $702,500 as a convertible note payable (discussed below) and (iii) $412,500 paid in shares of Common Stock (discussed below).  As of December 31, 2020, the Company had a balance of 18,979 Put Rights that were not exercised and owed $560,900 in respect to Put Right exercised prior to December 31, 2020 but not yet paid.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company also entered into Put Agreements with three separate 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase up to an additional 4,049 shares of Common Stock in respect of the earn out consideration.

On August 12, 2019, the Company entered into an Amendment, Waiver and Exchange Agreement with one of the holders of the Put Rights and exchanged 8,948 Put Rights for 77,103 shares of Common Stock at a purchase price of $5.40 per share.  On August 12, 2019, the Company entered into an Amendment, Waiver and Exchange Agreement (“Exchange Agreement”) with another holder of Put Rights that had previously exercised 15,239 Put Rights that remained unpaid for an aggregate amount of $702,500. Pursuant to the Exchange Agreement, the Company issued a convertible note to such holder of Put Rights in the amount of $702,500 that bears interest at a rate of 10% per annum and matures on August 12, 2020.  On September 24 and November 4, 2020, respectively, the Company made payments of $500,000 and $298,334, including accrued interest and certain fees, in full satisfaction of the convertible note.

The sellers of 42West were entitled to earnout consideration upon meeting certain financial targets that were met during the year ended December 31, 2017.  On June 4, 2020, the Company issued a net aggregate amount of 186,573 shares of Common Stock as earnout consideration, after deducting the $300,000 indemnification asset from the value of the shares issued to the 42West sellers.

As of December 31, 2020, the Company had purchased an aggregate of 218,440 shares of Common Stock from the sellers of 42West.

NOTE 6 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

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

 Revenues earned from motion pictures was $107,880 and $86,606 for the years ended December 31, 2020 and 2019. These revenues were primarily attributable to Max Steel, the motion picture released on October 14, 2016 and Believe released December 25, 2013. The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method.  The Company had previously amortized all capitalized production costs for Max Steel and Believe and did not record any amortization for the years ended December 31, 2020 and 2019.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the year ended December 31, 2020, the Company recorded impairments of $45,000 related to costs of projects it does not intend to produce.  The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2020 and there can be no assurance that these projects will be produced on the timelines anticipated or at all. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment.

As of December 31, 2020 and 2019, the Company had total, net capitalized production costs of $271,139 and $203,036, respectively, on its consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Accounts Receivables

The Company’s trade accounts receivables related to its entertainment publicity and marketing business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of December 31, 2020 and 2019, the Company had accounts receivable balances of $5,027,101 and $3,581,155, respectively, net of allowance for doubtful accounts of $653,272 and $307,887, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had a balance of $231,890 and $372,872 in other current assets on its consolidated balance sheets as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, these amounts were primarily composed of the following:

Indemnification asset – As of December 31, 2020 and 2019, the Company included in other current assets on its consolidated balance sheet, $0 and $300,000, respectively, related to certain indemnifications associated with the 42West acquisition. On June 4, 2020, the Company issued a net aggregate amount of 186,573 shares of Common Stock as earnout consideration, after deducting the $300,000 indemnification asset from the value of the shares issued to the 42West sellers.

Prepaid expenses – The Company records in other assets on its consolidated balance sheets amounts prepaid for insurance premiums and advisory services. The amounts are amortized on a monthly basis over the life of the policies.

Income tax receivable – The Company is owed an overpayment from certain taxes paid. As of December 31, 2020 and 2019, the Company had a balance of $37,200 and $35,866 from income tax receivable.

NOTE 7 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$883,491	$792,611
Computers and equipment	1,759,659	1,728,916
Leasehold improvements	770,629	770,628
	3,413,779	3,292,155
Less: accumulated depreciation and amortization	(2,613,708)	(2,255,306)
	$800,071	$1,036,849

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and amortizes leasehold improvements over the shorter of useful life or remaining term of the related leases. The Company recorded depreciation and amortization expense of $370,746 and $361,951, respectively for the years ended December 31, 2020 and 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 8 — INVESTMENT

As of December 31, 2019, investment, at cost, consisted of 344,980 shares of common stock of VRC. In exchange for services rendered by 42West to VRC during 2015, 42West received both cash consideration and a promissory note that was convertible into shares of common stock of VRC. On April 7, 2016, VRC closed an equity financing round resulting in common stock being issued to a third-party investor. This transaction triggered the conversion of all outstanding promissory notes held by 42West into shares of common stock of VRC. The Company’s investment in VRC represented less than 1% noncontrolling ownership interest in VRC. During the year ended December 31, 2020, the Company determined that the fair value of its investment in VRC was less than its carrying amount and impaired the investment in VRC in the amount of $220,000.  The impairment is recorded in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2020. The Company had a balance $220,000 on its consolidated balance sheet as of December 31, 2019, related to this investment.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment.  Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2018(1)	$15,922,601
Measurement period adjustments(2)	74,376
Business Acquisitions(3)	1,951,012
Balance as of December 31, 2019	$17,947,989
Measurement period adjustments(2)	45,370
Business Acquisitions(3)	1,634,497
Balance as of December 31, 2020	$19,627,856

———————

(1)

For the year ended December 31, 2018, the Company recorded an impairment of goodwill related to its entertainment, publicity and marketing segment in the amount of $1,857,000.

(2)

Measurement period adjustments during the year ended December 31,  2019, are related to the Company’s acquisitions of The Door and Viewpoint in 2018 and the measurement period adjustments during the year ended December 31, 2020 are related to the Company’s acquisitions of Shore Fire and Be Social.

(3)

During the year ended December 31, 2019, the Company acquired Shore Fire and during the year ended December 31, 2020, the Company acquired Be Social.  See Note 5 for further discussion.

Intangible Assets

Amortization expense associated with the Company’s intangible assets for the years ended December 31, 2020 and 2019 was $1,659,480 and $1,585,009, respectively. Amortization expense remaining relating to intangible assets for each of the years ended December 31, 2021 through 2025 is estimated at approximately $1.5 million, $1.3 million, $1.1 million, $1.0 million and $1.0 million, respectively.

Intangible assets consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,130,000	$3,787,406	$4,342,593	$7,720,000	$2,666,710	$5,053,290
Trademarks and trade names	4,440,000	1,330,535	3,109,465	4,100,000	887,583	3,212,417
Non-compete agreements	630,000	630,000	—	630,000	534,167	95,833
	$13,200,000	$5,747,941	$7,452,059	$12,450,000	$4,088,460	$8,361,540

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 10 — DEBT

The following table sets forth future annual contractual principal payment commitments of debt as of December 31, 2020:

Debt Type	Maturity Date	2021	2022	2023	2024	2025	Thereafter
Convertible notes payable	Ranging between March 2021 and March 2030	$560,000	$1,985,000	$—	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between June 2021 and December 2023	846,749	307,685	118,960	—	—	—
Term loan Bank United	March 31, 2023	400,130	400,130	100,032	—	—	—
Payroll Protection Program loans	Two years after the effective date which range between April 22, 2020 and May 5, 2020	582,438	1,549,935	967,496	—	—	—
		$2,389,317	$4,242,750	$1,186,488	$—	$—	$500,000

Loan and Security Agreements

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

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that Max Steel VIE no longer owes any debt to the lender.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $3,311,198 during the year ended December 31, 2020.

As of December 31, 2020 and 2019, the Company had outstanding balances of $0 and $3,311,198 including accrued interest in the amount of $0 and $1,698,280, respectively, in the caption debt related to this Production Service Agreement on its consolidated balance sheets.

Prints and Advertising Loan

On August 12, 2016, Dolphin Max Steel Holdings LLC, (“Max Steel Holdings”), a wholly owned subsidiary of Dolphin Films, entered into a loan and security agreement (the “P&A Loan”), providing for a $14.5 million non-revolving credit facility that matured on August 25, 2017. The loan was not guaranteed by any other Dolphin entity and the only asset held by Max Steel Holdings was the copyright for the motion picture. The loan was also secured by $1,250,000 in a deposit account and a third-party guarantee of $4,500,000, of which the Company agreed to backstop $620,000 that is included in other current liabilities. The proceeds of the credit facility were used to pay a portion of the prints and advertising expenses of the domestic distribution of the feature film, Max Steel. During 2017, the lender applied the $1,250,000 in the deposit account and the third-party guarantor paid the $4,500,000 to reduce the loan balance.  Repayment of the loan was intended to be made from revenues generated by Max Steel in the United States. Max Steel did not generate sufficient funds to repay the loan prior to the maturity date. On August 23, 2019, the Company entered into a revenue participation agreement with the lender whereby they are entitled to the next $0.9 million of revenues from the domestic distribution of Max Steel in exchange for payment and satisfaction in full of the P&A Loan.  During the year ended December 31, 2019, the Company recognized a gain on extinguishment of debt of $0.7 million related to this revenue participation agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Line of Credit

On March 15, 2018, 42West entered into a business loan agreement with BankUnited, N.A. for a revolving line of credit (the “Loan Agreement”). The Loan Agreement matured on March 15, 2020 and bore interest on the outstanding balance at the bank’s prime rate plus 0.25% per annum throughout its term. The maximum amount that could have been drawn on the revolving line of credit was $2,250,000 with a sublimit of $750,000 for standby letters of credit. Amounts outstanding under the Loan Agreement were secured by 42West’s current and future inventory, chattel paper, accounts, equipment and general intangibles. On March 28, 2018, the Company drew $1,690,000 under the Loan Agreement to purchase 36,659 shares of Common Stock, pursuant to the Put Agreements. On February 20, 2020, the Company paid down $500,000 of the line of credit as part of an agreement to convert the line of credit into a three-year term loan described below. As of December 31, 2020, there was no balance on the line of credit due to its conversion to a term loan, and as of December 31, 2019, the outstanding balance on the line of credit was $1,700,390.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of December 31, 2020, the outstanding balance on the Term Loan was $900,292.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank has not yet performed its tests for compliance with debt covenants which it does on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31.  Based on the Company’s calculations, it believes it is out of compliance with certain debt covenants as of and for the year ended December 31, 2020.  As such, the Company has classified the entire balance of $900,292 of the Term Loan in current liabilities on its consolidated balance sheet.

Payroll Protection Program Loan

Between April 19, 2020 and April 23, 2020, the Company and four of its subsidiaries executed notes and received an aggregate amount of $2,795,700 from five PPP Loans from BankUnited, N.A., under the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Be Social, which the Company acquired on August 17, 2020, received a PPP Loan in the amount of $304,169 prior to the acquisition. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. The Company used the proceeds from the PPP Loans to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan, however the Company has not yet applied for forgiveness on its PPP Loans. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years.

As of December 31, 2020, the current and long-terms portion of the loan were $582,438 and $2,517,431, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 11 — NOTES PAYABLE

Convertible Notes

Fair Value Convertible Notes

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note”) at a purchase price of $1.2 million together with warrants to purchase up to 41,518 shares of our common stock at an exercise price of $3.91 per share. The securities purchase agreement provides for issuance of warrants to purchase up to 41,518 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates (the “2020 Lincoln Park Warrants”). As such, on each of March 4, 2020, May 4, 2020 and July 3, 2020, the Company issued warrants to purchase up to 41,518 shares of its common stock.  The 2020 Lincoln Park Note may be converted at any time into shares of our common stock (the “2020 Conversion Shares”)  at an initial conversion price equal to the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share. If an event of default under the 2020 Lincoln Park Note occurs prior to maturity, the 2020 Lincoln Park Note will be convertible into shares of Common Stock at a 15% discount to the applicable conversion price. Outstanding principal under the 2020 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2020 Lincoln Park Note matures on January 3, 2022. The proceeds of the 2020 Lincoln Park Note were used to repay the 2018 Convertible Debt described below.

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon fundamental transaction. The fair value of the 2020 Lincoln Park Note on issuance was recorded as $885,559. For the year ended December 31, 2020, the fair value of the note increased by $403,491 and was recognized as current period other expense in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). On July 14 and August 17, 2020, Lincoln Park converted a principal balance of $360,000 and $400,000, respectively at a purchase price of $4.35 and $4.45, respectively, and were issued 82,192 and 89,989 shares of Common Stock, respectively. The fair value of the shares of Common Stock issued on July 14, 2020 was $447,945 based on the closing trading price of the Common Stock of $5.45 on that day. The fair value of the shares of Common Stock issued on August 17, 2020 was $404,950 based on the closing trading price of the Common Stock of $4.50 on that day. As of December 31, 2020, the principal balance of the 2020 Lincoln Park Note was $540,000 with a fair value of $436,155 recorded on the Company’s consolidated balance sheet.

The fair value of the 2020 Lincoln Park Warrants was recorded on issuance as a debt discount of $314,441. For the year ended December 31, 2020, the fair value of the warrants increased by $85,559 and was recognized as current period other expense in the Company’s consolidated statement of operations. As of December 31, 2020, the fair value of the warrants on the Company’s consolidated balance sheet was $400,000.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series “I” Warrant”) to purchase up to 20,000 shares of our common stock at a purchase price of $3.91 per share.  The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series “I” Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series “I” Warrant as $460,000 and $40,000, respectively. For the year ended December 31, 2020, the fair value of the convertible promissory note increased by $51,136 and was recognized as current period other expense in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). For the year ended December 31, 2020, the fair value of the Series “I” Warrant increased by $10,000 and was recognized as current period other expense in the Company’s consolidated statement of operations. As of December 31, 2020, the principal balance of the convertible promissory note was $500,000 and the fair value of the convertible promissory note and Series “I” Warrant of $511,136 and $50,000, respectively, were recorded on the Company’s consolidated balance sheet. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.91 per share of our common stock.

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 10,000 shares of our common stock related to this convertible note payable.  The maturity date of the convertible promissory note is March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $3.90 per share of Common Stock. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note’s fair value on issuance was recorded at $500,000. For the year ended December 31, 2020, the fair value of the note increased by $80,000 and was recognized as current period other expense in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk). As of December 31, 2020, the principal balance of the convertible promissory note was $560,000 and the fair value of the convertible promissory note in the amount of $580,000 was recorded on the Company’s consolidated balance sheet.

As of December 31, 2020, the Company had a balance of $580,000 and $947,293, respectively in current and noncurrent liabilities on our consolidated balance sheet.  Due to the changes in the fair value of the convertible promissory notes, we recorded a loss of $534,627 under the caption change in fair value of derivative liability on our consolidated statement of operations. During the year ended December 31, 2020, we paid $29,370 of interest and recorded interest expense of $32,658 on our consolidated statement of operations related to these convertible notes payable at fair value.

Convertible Notes with Bifurcated Conversion Features

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note with an initial principal amount of $1,100,000 (the “2019 Lincoln Park Note”) at a purchase price of $1,000,000 (representing an original issue discount of approximately 9.09%), together with warrants to purchase up to 27,500 shares of Common Stock  at an exercise price of $10.00 per share and 27,500 additional warrants on each of the second, fourth and sixth month anniversaries of the securities purchase agreement if any of the balance remains outstanding on such dates (the “2019 Lincoln Park Warrants”). As such, on each of July 23, 2019, September 20, 2019, and November 20, 2019, the Company issued warrants to purchase up to 27,500 shares of Common Stock.  On January 3, 2020, the exercise price of the 2019 Lincoln Park Warrants was reduced to $3.91 per share.  The 2019 Lincoln Park Note was convertible at any time into shares of Common Stock (the “Conversion Shares”) at a conversion price equal to the lower of (A) $3.91 per share and (B) the lower of (i) the lowest intraday sale price of the Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of the Common Stock during the twelve consecutive trading days ending on and including the trading day immediately preceding the conversion date, subject in the case of this clause (B), to a floor of $5.00 per share. Outstanding principal under the 2019 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured.  The 2019 Lincoln Park Note matures on May 21, 2021 and can be paid prior to the maturity date without any penalty.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company accounts for the embedded conversion feature of the 2019 Lincoln Park Note at fair value under ASC-815. Under ASC-815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings. The Company also determined that the 2019 Lincoln Park Warrants met the definition of a derivative and should be classified as a liability recorded at fair value upon issuance and remeasured at each reporting period with changes recorded in earnings. On each of February 3, February 12, February 27, and March 4, 2020, (the “Conversion Dates”) Lincoln Park converted $250,000 of principal ($1,000,000 total) into shares of Common Stock at a conversion price of $3.91.  On June 2, 2020, Lincoln Park converted the remaining $100,000 into shares of Common Stock at a conversion price of $3.91. The Company recorded $59,742 of interest expense to accrete the note to par value for year ended December 31, 2020. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise formula pursuant to the warrant agreement and was issued 75,403 shares of the Common Stock.

As of December 31, 2019, the Company recorded $629,618 in noncurrent convertible promissory notes, $170,000 of derivative liability and $189,590 of warrant liability in its consolidated balance sheets. The Company did not have any balances related to 2019 Lincoln Park Note or the 2019 Lincoln Park Warrants on its consolidated balance sheets as of December 31, 2020.

2020 Convertible Debt

On December 1, 2020, the Company issued a convertible promissory note to an investor and received $250,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on December 1, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 90-day average closing market price per share of our common stock. The principal balance of the convertible promissory notes was recorded in noncurrent liabilities under the caption convertible notes payable.

On October 26, 2020, the Company issued a convertible promissory note to an investor and received $500,000.  The convertible promissory note bears interest at a rate of 10% per annum and matures on October 26, 2022.  The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 90-day average closing market price per share of our common stock. The principal balance of the convertible promissory notes was recorded in noncurrent liabilities under the caption convertible notes payable.

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

On March 18, 2020, the Company issued two convertible promissory notes to two third-party investors for principal amounts of $120,000 and $75,000. The notes earn interest at 10% per annum and mature on March 18, 2022. The balance of each of the convertible promissory notes and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.90 per share of our common stock. The principal balance of the convertible promissory notes was recorded in noncurrent liabilities under the caption convertible notes payable.

The 2020 Convertible Debt promissory notes did not contain a beneficial conversion feature on issuance.

For the year ended December 31, 2020, the Company recorded interest expense on its consolidated statement of operations of $41,350 and paid interest of $29,378, related to the 2020 Convertible Debt.  As of December 31, 2020, the Company had a balance of $1,445,000 on its consolidated balance sheet, under the caption convertible notes in noncurrent liabilities related to the 2020 Convertible Debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

2019 Convertible Debt

On each of March 25, 2019, July 9, 2019, September 25, 2019, and October 11, 2019 the Company issued convertible promissory note agreements to third-party investors and received $200,000, $150,000, $250,000, and $500,000, respectively, to be used for working capital. The convertible promissory notes bear interest at a rate of 10% per annum and mature on March 25, 2021, July 9, 2021, September 25, 2021, and October 11, 2021, respectively. The balance of the convertible promissory notes and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on the 30-day trailing average closing price of the Common Stock. On January 1, 2020, $200,000 was converted into 69,204 shares of Common Stock, on January 12, 2020, $150,000 was converted into 50,865 shares of Common Stock, on June 4, 2020, $500,000 was converted into 197,874 shares of Common Stock and on June 5, 2020, $250,000 was converted into 98,937 shares of Common Stock.

For the years ended December 31, 2020 and 2019, the Company recorded as interest expense and debt amortization in its consolidated statements of operations, $741,009, including $708,643 of beneficial conversion feature and $40,096, respectively, and paid interest in the amount of $41,794 and $30,667, respectively related to the 2019 Convertible Debt.  As of December 31, 2020 and 2019, the Company had a balance of $0 and $1,100,000 recorded on its consolidated balance sheet under the caption Convertible Notes, in noncurrent liabilities, related to the 2019 Convertible Debt.

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

The principal amount of the Pinnacle Note bore interest at the rate of 8% per annum. The Pinnacle Note matured on January 5, 2020. Pinnacle had the option to convert the outstanding principal amount of the convertible promissory note into shares of Common Stock at any time at a price per share equal to $16.25, subject to adjustment for stock dividends, stock splits, dilutive issuances and subsequent rights offerings. The conversion price was adjusted to $3.91, the purchase price used in the Company’s public offering that closed on October 21, 2019.  On December 4, 2019, Pinnacle converted $297,936 of the principal on the note to 76,121 shares of the Company at a price of $3.91 per share.

On the date of the Pinnacle Note, the Company’s Common Stock had a market value of $18.25. The Company determined that the Note contained a beneficial conversion feature by calculating the amount of shares using the conversion rate of the Pinnacle Note of $16.25 per share, and then calculating the market value of the shares that would be issued at conversion using the market value of the Company’s Common Stock on the date of the Pinnacle Note. The Company recorded a debt discount on the Note of $184,614 that was amortized and recorded as interest expense over the life of the Pinnacle Note.  Upon the re-pricing of the conversion feature of the Pinnacle Note on October 21, 2019, the Company recognized an additional beneficial conversion feature of $1,315,386.  For the years ended December 31, 2020 and 2019, respectively, the Company amortized the beneficial conversion under the caption interest expense and debt discount in the amounts of $69,350 and $1,246,036, respectively in its consolidated statements of operations.

For the years ended December 31, 2020 and 2019, the Company recorded interest expense and debt amortization in its consolidated statement of operations of $70,686 and $1,433,665, respectively, (including the $69,350 and $1,315,386, respectively, of amortization of beneficial conversion feature discussed above) and paid interest in the amounts of $29,614 and $90,000, respectively, related to the Pinnacle Note.  The Pinnacle Note was paid in full on January 5, 2020 and the Company had a balance of $1,202,064 recorded on its consolidated balance sheet, under the caption convertible notes in its current liabilities, as of December 31, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms.  As of December 31, 2018, the remaining aggregate principal amount of these promissory notes was $625,000.  The convertible promissory notes each had an initial maturity date of one year from issuance except for one that had an initial maturity date of two years from issuance.  The maturity dates were extended on two separate occasions for a period of one year.  The principal and any accrued and unpaid interest of the convertible promissory notes are convertible by the respective holders into shares of Common Stock at a price equal to either (i) the 90-trading day average price per share of Common Stock as of the date the holder submits a notice of conversion or (ii) if an Eligible Offering (as defined in the convertible promissory notes) of Common Stock is made, 95% of the public offering price per share of Common Stock. On March 21, 2019, $75,000 of the 2017 Convertible Debt was converted into 10,638 shares of Common Stock, on June 15, 2020, $250,000 of the 2017 Convertible Debt and $2,905 of accrued interest was converted into 84,302 shares of Common Stock, on June 17, 2020, $75,000 of the 2017 Convertible Debt and $333 of accrued interest was converted into 24,802 shares of Common Stock, on June 30, 2020, $50,000 of the 2017 Convertible Debt was converted into 15,873 shares of Common Stock and on July 1, 2020, two of the 2017 Convertible Debt notes in the aggregate amount of $100,000 were converted into 32,002 shares of our common stock, using a 90-day average trading price on their respective conversion dates. The Company recorded as interest expense and debt amortization a beneficial conversion feature related to the conversion of the 2017 Convertible Debt in the aggregate amount of $550,000 for the year ended December 31, 2020.

For the years ended December 31, 2020 and 2019, the Company recorded interest expense and debt amortization in its consolidated statements of operations in the amount of $574,917, including $550,000 of a beneficial conversion feature and $96,786, respectively and paid interest of $29,154 and $87,979, respectively related to the 2017 Convertible Debt.  As of December 31, 2020 and 2019, the Company had a balance of $0 and $550,000 on its consolidated balance sheet, under the caption convertible notes in current liabilities related to the 2017 Convertible Debt.

Nonconvertible Notes Payable

On November 5, 2019, the Company entered into an unsecured promissory note in the amount of $350,000, maturing on November 4, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

On December 10, 2018, the Company agreed to exchange a promissory note in the amount of $300,000, including accrued interest of $192,233 for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note.

On November 30, 2017, the Company entered into an unsecured promissory note in the amount of $200,000 that matures on January 15, 2022. The promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity.

On June 14, 2017, the Company entered into an unsecured promissory note in the amount of $400,000, with an initial maturity date of June 14, 2019 that was subsequently extended to June 13, 2021. The promissory note bears interest of 10% per annum and can be prepaid without a penalty after the initial six months.

During the years ended December 31, 2020 and 2019, the Company recorded interest expense on its consolidated statement of operations in the amounts of $131,750 and $110,531, respectively and paid interest of $132,264 and $108,059, respectively related to these nonconvertible notes payable.  As of December 31, 2020, the Company had a balance of $846,749, net of debt discount, in current liabilities and $426,645 in noncurrent liabilities on its consolidated balance sheets related to the nonconvertible notes payable.  As of December 31, 2019, the Company had a balance of $288,237 in current liabilities and $1,074,122 in noncurrent liabilities on its consolidated balance sheets related to these nonconvertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 12 — LOANS FROM RELATED PARTY

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

During the years ended December 31, 2020 and 2019, the Company recorded interest expense of $111,091 and $110,787, respectively on its consolidated statements of operations related to the DE LLC Note and repaid $500,000 of interest during the year ended December 31, 2020.  As of each of December 31, 2020, and 2019 the Company had a principal balance of $1,107,873 and accrued interest of $26,683 and $415,592, respectively relating to the DE LLC Note on its consolidated balance sheet.

On August 12, 2019, the Company entered into the Exchange Agreement whereby Leslee Dart, a Director of the Company agreed to take a convertible note instead of cash in exchange for 15,239 Put Rights that she had exercised but had not been paid.  The principal amount of the convertible note is $702,500, bears interest at a rate of 10% per annum and matures on August 12, 2020. The balance of the convertible note and any accrued interest may be converted into shares of Common Stock at the noteholder’s option at any time during the term of the convertible note payable, at a purchase price based on the 30-day trailing average closing price of the Common Stock. On September 24, 2020, the Company paid Ms. Dart $500,000 of the principal of the convertible note. On November 4, 2020, the Company paid Ms. Dart $298,334, including the remaining principal of $202,500, accrued interest and legal fees.  For the year ended December 31, 2020 and 2019, the Company recorded interest expense in the amount of $53,799 and $27,138, respectively. As of December 31, 2019, $27,138 was recorded as accrued interest as current liability related to the convertible note payable.

NOTE 13 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West Acquisition (see Note 5) on March 30, 2017, the Company entered into the Put Agreements, pursuant to which it granted the Put Rights to the sellers. The Put Rights include the shares issuable as Earn Out Consideration all of which was earned during the year ended December 31, 2017.  During the year ended December 31, 2020, the sellers exercised their Put Rights in accordance with the Put Agreements, and caused the Company to purchase 41,486 shares of Common Stock.  The Company paid $1,626,600 in cash, of which $275,000 was for Put Rights exercised in 2019 and has a balance of $560,900 of Put Rights that were exercised during 2020 but were not paid as of December 31, 2020.  During the year ended December 31, 2019, the sellers exercised their Put Rights, in accordance with the Put Agreements, and caused the Company to purchase 71,160 shares of Common Stock.  Of those 8,948 were exchanged for 77,103 shares of Common Stock, 15,239 were exchanged for convertible promissory note and the remaining $2,165,500 was paid in cash.

On March 20, 2018, the Company entered into put agreements with three 42West employees with change of control provisions in their employment agreements. The Company agreed to purchase up to 50% of the shares of Common Stock to be received by the employees in satisfaction of the change of control provision in their employment agreements. The employees have the right, but not the obligation, to cause the Company to purchase an additional 4,049 shares of Common Stock, including shares issuable in respect of the Earn Out Consideration.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The fair value of the Put Rights on the date of acquisition was $3,800,000. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the consolidated balance sheets at December 31, 2020 and 2019 is $1,544,029 and $3,003,547, respectively, including $560,900 and $275,000, respectively, that was exercised but not paid at year end, respectively.  Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the year ended December 31, 2020 and 2019, the Company recorded a gain of $1,745,418 and $2,880,520 on the change in fair value of the put rights in the consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the December 31, 2020 and 2019.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of December 31, 2020	As of December 31, 2019
Equity volatility estimate	62.5%	64.0 – 70.0%
Discount rate based on US Treasury obligations	0.09%	1.54% - 1.59%

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 1, 2019 to December 31, 2020:

Ending fair value balance reported in the consolidated balance sheet at January 1, 2019	$5,984,067
Put rights exercised December 2018 and paid in January 2019	(375,000)
Change in fair value (gain) reported in the statement of operations	(2,880,520)
Put rights exercised December 2019 and paid in January 2020	275,000
Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$3,003,547
Put rights exercised in December 2019 paid in January 2020	(275,000)
Change in fair value (gain) reported in the statements of operations	(1,745,418)
Put rights exercised December 2020 and not yet paid	560,900
Ending fair value of put rights reported in the consolidated balance sheet at December 31, 2020	$1,544,029

Contingent Consideration

In connection with the Company’s acquisition of The Door, the Door Members have the potential to earn the contingent consideration, comprising up to 307,692 shares of Common Stock, based on a purchase price of $16.25, and up $2,000,000 in cash on achievement of adjusted net income targets based on the operations of The Door over the four-year period beginning January 1, 2018.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of the Door liability for the contingent consideration recorded on the consolidated balance sheet at December 31, 2020 and December 31, 2019 is $370,000 and $330,000, respectively. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the year ended December 31, 2020 and 2019, the Company recorded a loss on the contingent consideration of $40,000 and a gain of $193,557, respectively, in the consolidated statement of operations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of December 31, 2020	As of December 31, 2019
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.16%	1.58% - 1.59%
Annual Asset Volatility Estimate	60.0%	40.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 1, 2019 to December 31, 2020:

Beginning fair value balance reported on the consolidated balance sheet at January 1, 2019	$550,000
Change in fair value (gain) reported in statement of operations	(193,557)
Reclassified to additional paid in capital	(26,443)
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2019	$330,000
Change in fair value (loss) reported in statement of operations	40,000
Ending fair value balance reported in the consolidated balance sheet at December 31, 2020	$370,000

In connection with the Company’s acquisition of Be Social, the seller of Be Social has the potential to earn up to $800,000 of contingent consideration, of which 62.5% is payable in cash, and 37.5% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of Be Social over the fiscal years ending December 31, 2022 and 2023.

The Company records the fair value of the liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations. The fair value of the contingent consideration on the Be Social Closing Date was $145,000. The carrying amount at fair value of contingent consideration related to Be Social recorded on the consolidated balance sheet at December 31, 2020 is $160,000. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the year ended December 31, 2020, the Company recorded a loss on the contingent consideration of $10,000 in the consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of December 31, 2020	As of August 17, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.13%-0.17%	0.15% - 0.18%
Annual Asset Volatility Estimate	73.5%	79.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from August 17, 2020 to December 31, 2020:

Beginning fair value balance reported on the consolidated balance sheet at August 17, 2020	$145,000
Change in fair value (loss) reported in statement of operations	15,000
Ending fair value balance reported in the consolidated balance sheet at December 31, 2020	$160,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

For the 2020 Lincoln Park Note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to December 31, 2020:

Beginning fair value balance on issue date - January 3, 2020	$885,559
Change in fair value (loss) reported in statement of operations	403,491
Exercised on July 14, 2020	(447,945)
Exercised on August 18, 2020	(404,950)
Ending fair value balance - December 31, 2020	$436,155

The estimated fair value of the 2020 Lincoln Park Note as of its January 3, 2020 issue date and as of December 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820.  The unobservable inputs utilized for measuring the fair value of the 2020 Lincoln Park Note reflects management’s own assumptions about the assumptions that market participants would use in valuing the 2020 Lincoln Park Note as of the acquisition date and subsequent reporting periods.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model

Fair Value Assumption - 2020 Lincoln Park Note	January 3, 2020	December 31, 2020
Face value principal payable	$1,300,000	$440,000
Original conversion price	Variable	Variable
Value of Common Stock	$3.20	$3.40
Expected term (years)	2.00	1.01
Volatility	87.5%	100%
Straight debt yield	9.5%	12.0%
Risk free rate	1.53%	0.10%

The variable conversion price is the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share.

In addition to the 2020 Lincoln Park Note, the Company issued two other convertible notes during the year ending December 31, 2020 for which it elected FVO.  The first was issued for a face value of $500,000 on March 4, 2020, and the second was issued for a face value of $560,000 on March 25, 2020. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

For the March 4, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to December 31, 2020:

Beginning fair value balance on issue date - March 4, 2020	$460,000
Change in fair value (loss) reported in statement of operations	51,136
Ending fair value balance - December 31, 2020	$511,136

The estimated fair value of the note as of its March 4, 2020 issue date and as of December 31, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 4 note)	March 4, 2020	December 31, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$3.35	$3.40
Expected term (years)	10.00	9.18
Volatility	90%	100%
Risk free rate	1.02%	0.93%

For the March 25, 2020 note, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 25, 2020 (date of issuance) to December 31, 2020:

Beginning fair value balance on issue date - March 25, 2020	$500,000
Change in fair value (loss) reported in statement of operations	80,000
Ending fair value balance - December 31, 2020	$580,000

The estimated fair value of the note as of its March 25, 2020 issue date and as of December 31, 2020, was computed using a Monte-Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 25 note)	March 25, 2020	December 31, 2020
Face value principal payable	$560,000	$560,000
Original conversion price	$2.00	$3.91
Value of Common Stock	$3.35	$3.40
Expected term (years)	1.00	0.24
Volatility	90%	100%
Straight debt yield	23.5%	12.0%
Risk free rate	0.25%	0.09%

Warrants

In connection with the 2020 Lincoln Park Note, the Company issued warrants to purchase up to 41,518 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the 2020 Lincoln Park Note issuance.

For the 2020 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from January 3, 2020 (date of issuance) to December 31, 2020:

2020 Lincoln Park Warrants:	Fair Value
2020 Lincoln Park Warrants derivative liability - January 3, 2020	$314,441
Change in fair value (loss) reported in statement of operations	85,559
2020 Lincoln Park Warrants derivative liability - December 31, 2020	$400,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The estimated fair value of the 2020 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2020 Lincoln Park Warrants	January 3, 2020	December 31, 2020
Aggregate Fair Value	$314,441	$400,000
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$3.20	$3.40
Term (years)	5.50	4.51
Volatility	87.5%	100%
Dividend yield	0%	0%
Risk free rate	1.62%	0.31%

In connection with the March 4, 2020, convertible promissory note (see Note 10) issued, the Company issued Series “I” Warrant to purchase up to 20,000 shares of Common Stock at a purchase price of $3.91 per share.

For the Series “I” Warrant, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from March 4, 2020 (date of issuance) to December 31, 2020:

Series “I” Warrant:	Fair Value
2020 Series “I” Warrants derivative liability - March 4, 2020	$40,000
Change in fair value (loss) reported in statement of operations	10,000
2020 Series “I” Warrants derivative liability - December 31, 2020	$50,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 4, 2020	December 31, 2020
Aggregate Fair Value	$40,000	$50,000
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$3.35	$3.40
Term (years)	5.50	4.67
Volatility	90%	100%
Dividend yield	0%	0%
Risk free rate	0.80%	0.31%

In connection with the $1,200,000 2019 Lincoln Park Note issued on May 20, 2019, the Company issued warrants to purchase up to 110,000 shares of common stock. On June 5, 2020, Lincoln Park exercised the warrants through a cashless exercise formula pursuant to the warrant agreement.  The Company issued 75,403 shares of Common Stock related to this cashless exercise.  On June 5, 2020, the market value of the Common Stock was $4.90 per share.

For the 2019 Lincoln Park Warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from May 20, 2019 (issuance date) to December 31, 2020:

2019 Lincoln Park Warrants:	Fair Value
2019 Lincoln Park Warrants liability – May 20, 2019 (issuance date)	$384,072
Change in fair value (gain) reported in statement of operations	(194,482)
2019 Lincoln Park Warrants liability – December 31, 2019	$189,590
Change in fair value (loss) reported in statement of operations	179,886
Market value of shares issued upon cashless exercise of 2019 Lincoln Park Warrants	(369,476)
2019 Lincoln Park Warrants liability - December 31, 2020	$—

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The estimated fair value of the 2019 Lincoln Park Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - 2019 Lincoln Park Warrants	May 20, 2019	December 31, 2019
Aggregate Fair Value	$384,072	$189,590
Exercise Price per share	$10.00	$10.00
Value of Common Stock	$6.85	$3.50
Term (years)	5.50	5.39
Volatility	90%	90%
Dividend yield	0%	0%
Risk free rate	2.26%	1.69%

Derivative Liability (2019 Lincoln Park Note Embedded Conversion Feature)

The Company accounted for the embedded conversion feature of the 2019 Lincoln Park Note as a derivative liability. For the embedded conversion feature of the 2019 Lincoln Park Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from May 20, 2019 (issuance date) to December 31, 2020:

Beginning fair value balance – May 20, 2019 (issuance date)	$180,000
Change in fair value (gain) reported in statement of operations	(10,000)
Ending fair value balance - December 31, 2019	$170,000
Change in fair value reported in the statements of operations	—
Reduction in value due to note principal conversion	(170,000)
Ending fair value balance - December 31, 2020	$—

NOTE 14 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met.  The balance in contract liability as of December 31, 2019 was recognized as revenue during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company had balances of $1,855,209 and $309,880, respectively, in contract liabilities.

NOTE 15 — VARIABLE INTEREST ENTITIES

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
DECEMBER 31, 2020 AND 2019

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2020 and 2019, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2020 and 2019. The financial statements of Max Steel Productions LLC are consolidated in the consolidated balance sheet as of December 31, 2019 and in consolidated statement of operations and statement of cash flows presented herein for the period between January 1 and February 20, 2020 and the year ended December 31, 2019. These entities were previously under common control and have been accounted for at historical costs for all periods presented.

	Max Steel Productions LLC As of and for the years ended December 31,		JB Believe LLC As of and for the years ended December 31,
	2020	2019	2020	2019
Assets	$—	$7,379,851	$61,151	$190,347
Liabilities	$—	$(11,816,966)	$(6,559,567)	$(6,749,914)
Revenues	$—	$78,990	$107,800	$7,616
Expenses	$—	$(607,081)	$(46,649)	$(31,075)

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

Max Steel VIE was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. The Production Service Agreement was for a total amount of $10,419,009 with the lender taking a producer fee of $892,619. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel VIE with the Company controlling the production of the motion picture and having the rights to sell the motion picture. On February 20, 2020, the lender of the Production Service Agreement confirmed that Max Steel VIE did not owe any debt under the Production Service Agreement. The Company recorded a gain on extinguishment of debt in the amount of $3,311,198. In addition, the Company assessed its status as primary beneficiary of the VIE and determined that it was no longer the primary beneficiary. As such, the Company deconsolidated Max Steel VIE and recorded a loss on deconsolidation in the amount of $ $1,484,591 on its consolidated statement of operations for the year ended December 31, 2020.

As of December 31, 2020 and 2019, there were outstanding balances of $0 and $3,311,198, including accrued interest of $0 and $1,698,280, respectively, related to this debt which are included in the caption debt in the consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the years ended December 31, 2020 and 2019, the Company recorded revenues of $107,800 and $7,616, respectively, related to domestic distribution of Believe.  The capitalized production costs related to Believe were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,301,314, which eliminates in consolidation.

NOTE 16 — STOCKHOLDERS’ EQUITY

A.

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On February 23, 2016, the Company amended its Articles of Incorporation to designate 1,000,000 preferred shares as Series C with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. On May 9, 2017, the Board approved the amendment of the Company’s articles of incorporation to reduce the designation of Series C to 50,000 shares with a $0.001 par value. The amendment was approved by the Company’s shareholders on June 29, 2017 and the Company filed Amended and Restated Articles of Incorporation with the State of Florida (‘the Second Amended and Restated Articles of Incorporation”) on July 6, 2017. Pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C will be convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”. Specifically, a majority of the independent directors of the Board, in its sole discretion, must determine that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of December 31, 2020 is convertible into 3,806,188 shares of Common Stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 11,418,565 votes, which are equal to approximately 63% of the voting securities of the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

At the meeting of the Board on November 12, 2020, the Board and Mr. O’Dowd agreed to restrict the conversion of the Series C until the Board approved its conversion. Therefore, on November 16, 2020, the Company and DE, LLC entered into a Stock Restriction Agreement pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

The Certificate of Designation also provides for a liquidation value of $0.001 per share and dividend rights of the Series C on parity with the Company’s Common Stock.

B.

Common Stock

Effective November 27, 2020, the Company amended its Amended and Restated Articles of Incorporation to effectuate a 1:5 reverse stock split.  As a result, the number of authorized shares of Common Stock was reduced from 200,000,000 to 40,000,000.  All shares and per share amounts discussed in these consolidated financial statements have been retrospectively adjusted for the reverse stock split.

The Company filed a registration statement of Form S-8 on August 7, 2017, to register 200,000 shares of Common Stock issuable under the Company’s stock compensation plan.  No shares of Common Stock were issued under the Company’s stock compensation plan during the years ended December 31, 2020 and 2019.

On January 3, 2019, the Company issued 61,538 shares of its Common Stock to the sellers of The Door pursuant to the Merger Agreement.

On February 7, 2019, one of the sellers of 42West exercised Put Rights for 1,410 shares of Common Stock and was paid an aggregate amount of $65,000 on February 7, 2019.

On March 11, 2019, one of the sellers of 42West exercised Put Rights for 759 shares of Common Stock and was paid an aggregate amount of $35,000 on March 13, 2019.

On March 12, 2019, one of the sellers of 42West exercised Put Rights for 4,338 shares of Common Stock and was paid an aggregate amount of $200,000 on April 1, 2019.

On March 20, 2019, one of the sellers of 42West exercised Put Rights for 17,408 shares of Common Stock and was paid an aggregate amount of $100,000 on April 1, 2019. The remaining $702,500 was converted to a note payable on August 12, 2019.

On March 21, 2019, one of the sellers of 42West exercised Put Rights for 1,627 shares of Common Stock and was paid an aggregate amount of $75,000 on April 10, 2019.

On March 21, 2019, one of the convertible promissory note holders elected to convert a $75,000 convertible promissory note into 10,638 shares of common stock at a 90-day trailing trading average stock price of $7.05 per share of Common Stock.

On May 6, 2019, one of the sellers of 42West exercised Put Rights for 1,084 shares of Common Stock and was paid  $50,000 on May 6, 2019.

On May 13, May 16 and May 22, 2019, three of the sellers of 42West exercised Put Rights for an aggregate amount of 7,592 shares of Common Stock and were paid $350,000 on June 3, 2019.

On June 25, 2019, one of the sellers of 42West exercised Put Rights for 2,505 shares of Common Stock and was paid $115,500 on June 28, 2019.

On June 24, 2019, one of the sellers of 42West exercised Put Rights for 1,627 shares of Common Stock and was paid $75,000 on July 10, 2019.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On June 30, 2019 one of the sellers of 42West exercised Put Rights for 2,169 shares of Common Stock and was paid $100,000 on July 17, 2019.

On August 12, 2019, one of the sellers of 42West exercised exchanged 8,948 Put Rights for 77,103 shares of Common Stock.  On the same day, the same seller exercised Put Rights for 3,254 shares of Common Stock and was paid $150,000 on September 3, 2019.

On August 19, 2019, one of the sellers of 42West exercised Put Rights for 2,169 shares of Common Stock and was paid $100,000 on September 3, 2019.

On August 23, 2019, one of the sellers of 42West exercised Put Rights for 2,169 shares of Common Stock and was paid $100,000.

On September 24, 2019, one of the sellers of 42West exercised Put Rights for 1,627 shares of Common Stock and was paid $75,000 on October 10, 2019.

On October 21, 2019, in an underwritten registered public offering, the Company issued and sold 540,000 shares of its common stock, par value $0.015, (the “Common Stock”) at a public offering price of $3.91 per share (the “2019 Offering”).  The offering of the shares was made pursuant to the Company’s then effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The net proceeds of the 2019 Offering were approximately $1.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the related underwriting agreement, the Company granted an over-allotment option for a period of 45 days to the underwriter of an additional 81,000 shares of Common Stock, that was not exercised.

On November 15, 2019, one of the sellers of 42West exercised Put Rights for 2,169 shares of Common Stock and was paid $100,000 on November 15, 2019.

On December 3, 2019, the Company issued 62,962 shares of Common Stock to the seller of Shore Fire. See Note 5 for further discussion on the acquisition.

On December 4, 2019, one of the holders of a convertible promissory note notified the Company that it would convert $297,936 of principal into 76,121 shares of Common Stock, pursuant to the terms of the convertible promissory note.

On December 12, 2019, two of the sellers of 42West exercised Put Rights for 4,338 shares of Common Stock and were each paid an $100,000 on January 13, 2020 and February 4, 2020.

On December 19, 2019, one of the sellers of 42West exercised Put Rights for 4,338 shares of Common Stock and was paid $200,000 on December 20, 2019.

On December 27, 2019, one of the sellers of 42West exercised Put Rights for 1,627 shares of Common Stock and was paid $75,000 on January 13, 2020.

On January 13, 2020, a holder of a convertible promissory note converted a note with a principal amount of $200,000 into 69,204 shares of Common Stock.

On January 13, 2020, two of the sellers of 42West that had exercised Put Rights in December were paid $175,000 for 3,796 shares of Common Stock.

On January 23, 2020, the Company issued 50,432 shares of Common Stock to one of the sellers of Viewpoint as payment for the third installment of the consideration for the acquisition of Viewpoint.

On February 3, 2020, a holder of a convertible promissory note converted a note with a principal amount of $150,000 into 50,865 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On February 6, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 63,873 shares of Common Stock.

On February 7, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $100,000 for 2,169 shares of Common Stock.

On February 13, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 63,873 shares of Common Stock.

On February 27, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note  into 63,873 shares of Common Stock.

On February 28, 2020, one of the sellers of 42West exercised Put for 2,169 shares of Common Stock and was paid $100,000.

On March 24, 2020, the Company issued 10,000 shares of Common Stock as partial consideration for a $560,000 convertible note payable and received net proceeds of $500,000.

On March 26, 2020, Lincoln Park converted $250,000 of the principal amount of the 2019 Lincoln Park Note into 63,873 shares of Common Stock.

On March 31, 2020 three of the sellers of 42West exercised Put Rights for 32,810 shares of Common Stock, were paid $741,000 and are owed $485,900.

On May 15, 2020, one of the sellers of 42West that had exercised Put Rights in December was paid $24,700 for 535 shares of Common Stock.

On June 2, 2020, Lincoln Park converted the remaining $100,000 of the principal amount of the 2019 Lincoln Park Note into 25,549 shares of Common Stock.

On June 4, 2020, the sellers of 42West received an aggregate of 186,573 shares of Common Stock related to the earnout consideration for the 42West acquisition.

On June 4, 2020, a holder of a convertible promissory note converted $500,000 of principal and $4,578 of accrued interest into 197,874 shares of Common Stock.

On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise mechanism and was issued 75,403 shares of Common Stock.

On June 5, 2020, a holder of a convertible promissory note converted $75,000 of principal and $707 of accrued interest into 26,564 shares of Common Stock.

On June 5, 2020, a holder of a convertible promissory note converted $250,000 of principal and $2,289 of accrued interest into 98,937 shares of Common Stock.

On June 5, 2020, the Company issued and sold to certain institutional investors in a registered direct offering an aggregate of 1,580,000 shares of Common Stock, at a price of $5.25 per share. The offering of the shares was made pursuant to the Company’s then effective shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission. The Company received proceeds of approximately $7.6 million from the issuance and sale of its Common Stock after deducting related offering fees and expenses.

On June 15, 2020, a holder of a convertible promissory note converted $250,000 of principal and $2,905 of accrued interest into 84,302 shares of Common Stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On June 17, 2020, two holders of a convertible promissory notes converted $75,000 of principal and $333 of accrued interest into 24,802 shares of Common Stock.

On June 30, 2020 a holder of a convertible promissory note converted $50,000 of principal into 15,873 shares of Common Stock.

On July 1, 2020, two holders of convertible promissory notes converted $100,000 of principal into 32,002 shares of Common Stock.

On July 15, 2020, Lincoln Park converted $360,000 of the principal balance of the 2020 Lincoln Park Note into 82,192 shares of Common Stock.

On August 12, 2020, one of the sellers of 42West exercised Put Rights and was paid $125,300 for 2,718 shares of Common Stock.

On August 17, 2020, the Company issued 69,907 shares of Common Stock to Alison Grant, the seller of Be Social, pursuant to the Be Social Purchase Agreement.

On August 18, 2020, Lincoln Park converted $400,000 of the principal balance of the 2020 Lincoln Park Note into 89,989 shares of Common Stock.

On December 7, 2020, the Company issued 56,180 shares of Common Stock to Marilyn Laverty, the seller of Shore Fire as part of the consideration for the acquisition.

On December 23, 2020, we issued 2,263 to CEDE & Co, related to the true up for the reverse stock split.

As of December 31, 2020 and 2019, the Company had 6,618,785 and 3,578,580 shares of Common Stock issued and outstanding, respectively.

NOTE 17 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended
	12/31/2020	12/31/2019
Numerator
Net loss attributable to Dolphin Entertainment stockholders	$(1,939,192)	$(2,327,900)
Deemed dividend	—	(301,692)
Net loss attributable to Dolphin Entertainment common share stockholders and numerator for basic earnings per share	$(1,939,192)	$(2,629,592)
Change in fair value of put rights	(1,745,418)	(2,880,520)
Numerator for diluted loss per share	$(3,684,610)	$(5,510,112)

Denominator
Denominator for basic EPS - weighted-average shares	5,619,969	3,304,585
Effect of dilutive securities:
Put rights	762,968	980,516
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of Put rights	6,382,937	4,285,101

Basic loss per share	$(0.35)	$(0.70)
Diluted loss per share	$(0.58)	$(1.20)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Basic loss per share is computed by dividing income attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive equity instruments, such as put rights, convertible notes payable and warrants were exercised and outstanding Common Stock adjusted accordingly, if their effect is dilutive.

Certain of the Company’s convertible notes payable, warrants and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock.  As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses.  For the years ended December 31, 2020 and 2019, the Company had a net loss and as such the two-class method is not presented.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted loss per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted loss per share for the years ended December 31, 2020 and 2019, assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the years ended December 31, 2020 and 2019 is subtracted from net loss. The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts.

For the years ended December 31, 2020 and 2019, the Company excluded 847,191 and 842,592 common stock equivalents such as warrants and shares to be issued for convertible debt as inclusion would be anti-dilutive.

NOTE 18 — WARRANTS

A summary of warrant activity during the years ended December 31, 2020 and 2019 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2018	545,451	$18.10
Issued	110,000	10.00
Exercised	—	—
Expired	(200,000)	11.45
Balance at December 31, 2019	455,451	$16.75
Issued	186,072	3.91
Exercised	(110,000)	3.91
Expired	(310,010)	23.70
Balance at December 31, 2020	221,513	$7.08

On November 4, 2016, the Company issued warrants to T Squared to purchase up to 50,000 shares of Common Stock at an initial exercise price of $70.00 per share. The warrants contain a down round provision and on October 21, 2019, as a result of the Company’s sale of Common Stock through an underwritten public offering, the exercise price of the warrants was reduced to $3.91 per share. Accordingly, the Company recorded the impact of the exercise price adjustment as deemed dividends of $0.3 million for the year ended December 31, 2019.  The warrants were not exercised and expired on January 31, 2020.

In the 2017 offering, the Company issued 243,000 units, each comprising one share of Common Stock, and one warrant exercisable for one share of Common Stock for $23.70 per share. In addition to the units issued and sold in this 2017 offering, the Company also issued warrants to the underwriters to purchase up to an aggregate of 17,010 shares of Common Stock at a purchase price of $23.70 per share. On January 22, 2018, the underwriters exercised their over-allotment option with respect to 35,150 warrants to purchase Common Stock at a purchase price of $23.70 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 291 shares of Common Stock at a purchase price of $23.70 per share. The Company determined that each of these warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On each of May 21, July 23, September 20, and November 20, 2019 the Company issued 2019 Lincoln Park Warrants to purchase up to 27,500 shares of Common Stock (110,000 total) at a purchase price of $10.00 per share to Lincoln Park related to the 2019 Lincoln Park Note. On January 3, 2020, in relation to the 2020 Lincoln Park Note, the exercise price of the 2019 Lincoln Park Warrants was reduced to $3.91 per share.  The 2019 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  Pursuant to the warrant agreements, if a resale registration statement covering the shares of Common Stock underlying the 2019 Lincoln Park Warrants is not effective and available at the time of exercise, the 2019 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants by means of a cashless exercise formula and were issued 75,403 shares of Common Stock. The Company determined that the 2019 Lincoln Park Warrants should be classified as freestanding financial instruments and meet the criteria to be accounted for as derivative liabilities at fair value. For the years ended December 31, 2020 and 2019, respectively, the Company recorded a loss in the change of fair value of warrant liability of $179,886 and a gain in change in fair value of warrant liability of $194,482 in its consolidated statement of operations.

On each of January 3, March 4, May 4, 2020, and July 3, 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 41,518 shares of Common Stock (166,070 total) at a purchase price of $3.91 per share to Lincoln Park. The 2020 Lincoln Park Warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the 2020 Lincoln Park Warrants is not effective and available at the time of exercise, the 2020 Lincoln Park Warrants may be exercised by means of a “cashless” exercise formula.  The Company determined that the 2020 Lincoln Park Warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance of $314,441. The Company recorded expense of $85,559 due to change in fair value during the year ended December 31, 2020 and had a balance of $400,000 as of December 31, 2020 recorded in its consolidated balance sheet.

On March 4, 2020, in connection with the $500,000 convertible note payable, the Company issued Series “I” Warrant to purchase up to 20,000 shares of Common Stock at a purchase price of $3.91 per share.  The warrants become exercisable on the six-month anniversary and for a period of five years thereafter.  If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded expense of $10,000 due to change in fair value during the year ended December 31, 2020, and had a balance of $50,000 as of December 31, 2020 recorded in its consolidated balance sheet.

NOTE 19 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Board. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of December 31, 2020 and 2019, the Company accrued $2,625,000 of compensation as accrued compensation and has balances of $1,756,438 and $1,493,219 respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to Mr. O’Dowd’s employment. Amounts owing under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation of $263,219 and $262,500, respectively for the years ended December 31, 2020 and 2019 on the consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. Pursuant to the terms of one such Put Agreement, Ms. Leslee Dart, a member of the Board, exercised Put Rights and caused the Company to purchase 11,931 shares of Common Stock at a purchase price of $46.10 per share during the year ended December 31, 2020 and was paid $450,000 related to these Put Rights and still owes $100,000 that was paid in January of 2021. Mr. Allan Mayer, a member of the Board during the year ended December 31, 2019, exercised Put Rights and caused the Company to purchase 13,015 shares of Common Stock at a purchase price of $46.10 for an aggregate purchase price of $600,000, of which $100,000 was paid in January of 2020.  In addition, on August 12, 2019, Mr. Mayer entered into an agreement with the Company to exchange 8,948 Put Rights for 77,103 shares of Common Stock. See Notes 5 and 12 for further discussion on the Put Rights.

On January 3, 2019, in connection with The Door Acquisition, and pursuant to the Merger Agreement, Charles Dougiello, one of the Door Members and Director of the Company was paid $362,750 and was issued 30,769 shares of Common Stock as consideration for The Door.

NOTE 20 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, and Shore Fire and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

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

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, and Be Social, the Company assigned $7,452,059 of intangible assets, net of accumulated amortization of $5,747,941 as of December 31, 2020 and $8,361,539, net of accumulated amortization of $4,088,640 as of December 31, 2019 and goodwill of $19,627,856 as of December 31, 2020 and $17,947,989 as of December 31, 2019, to the Entertainment Publicity and Marketing segment.

	Year ended December 31, 2020	Year ended December 31, 2019
Revenue:
Entertainment publicity and marketing segment	$23,946,680	$24,915,261
Content production segment	107,800	86,606
Total	$24,054,480	$25,001,867
Segment operating loss:
Entertainment publicity and marketing segment	$74,743	$(823,143)
Content production segment	(2,631,261)	(3,262,012)
Total	(2,556,518)	(4,085,155)
Interest expense	(2,133,660)	(2,545,206)
Unallocated other income, net	2,613,911	3,884,262
Loss before income taxes	$(2,076,267)	$(2,746,099)

	As of December 31,
	2020	2019
Assets:
Entertainment publicity and marketing segment	$45,266,315	$40,083,491
Content production segment	4,085,636	2,488,235
Total assets	$49,351,951	$42,571,726

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 21 — INCOME TAXES

Income Tax Benefit is as follows:

	December 31,
	2020	2019
Current Income Tax (Benefit) Expense
Federal	$—	$—
State	—	3,974
	$—	$3,974
Deferred Income Tax (Benefit) Expense
Federal	$(384,419)	$(890,763)
State	(2,386,715)	(1,745,308)
	$(2,771,134)	$(2,636,071)
Change in Valuation (Benefit) Allowance
Federal	$291,311	$592,047
State	2,342,748	1,621,851
	2,634,059	2,213,898
Income Tax Benefit	$(137,075)	$(418,199)

At December 31, 2020 and 2019, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax values at December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Accrued Expenses	$805,746	$822,718
Interest Expense	23,106	486,141
Lease liability	2,241,933	1,685,973
Accrued Compensation	766,149	738,509
Intangibles	2,231,815	1,954,426
Other Assets	184,350	86,647
Capitalized Production Costs	465,680	212,893
Charitable Contributions	87,360	200,055
Net Operating Losses and Credits	15,078,531	12,238,384
Total Deferred Tax Assets	21,884,670	18,425,746

Deferred Tax Liability:
Fixed Assets	(55,454)	(84,360)
Put Options	(863,404)	(341,311)
Right of use asset	(1,999,212)	(1,382,166)
Other Liabilities	140,400	(144,968)
Total Deferred Tax Liability	$(2,777,670)	$(1,952,805)

Subtotal	19,107,000	16,472,941

Valuation Allowance	(19,107,000)	(16,451,955)

Net Deferred Taxes	$—	$20,986

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

As of December 31, 2020, the Company has approximately $46,494,000 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, the Company has approximately $26,397,000 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $14,856,000 of California net operating loss carryforwards that begin to expire in 2032, and approximately $3,852,000 of New York and New York City net operating loss carryforwards that begin to expire in 2038. Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $19,107,00 and $16,451,955 as of December 31, 2020 and 2019, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	2020	2019
Federal Statutory Tax Rate	21%	21%
Permanent Items Affecting Tax Rate	(3.8)%	(2.2)%
State Income Taxes, Net of Federal Income Tax Benefit	2.4%	5.3%
Change in State Tax Rate	31.2%	69.4%
Return to Provision Adjustment	(1.0)%	(2.5)%
Business Combination	6.8%	21.7%
Other	1.3%	4.3%
Change in Valuation Allowance	(50.2)%	(91.6)%
Effective Tax Rate	7.7%	25.4%

As of December 31, 2020 and 2019, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits.  The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months.  The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2016.

During the year ended December 31, 2020, the Company assessed its status as primary beneficiary of the Max Steel VIE and determined that it was no longer the primary beneficiary (see Note 14 - Variable Interest Entities). As a result, the Company removed the tax assets and liabilities allocable to the VIE from its balance sheet. The net effect of the removal of these was zero, as the valuation allowance against the Max Steel deferred tax assets was removed as well with the deconsolidation.

During the year ended December 31, 2020, the Company revised the tax rate used to calculate the state portion of deferred taxes for year ending December 31, 2019, resulting in slightly higher deferred tax assets (net of deferred tax liabilities) and a corresponding slightly higher valuation allowance for year ending December 31, 2019. There was no effect on income tax expense or benefit, or on the effective tax rate of 25.4%.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 22 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 2021. The lease is secured by a certificate of deposit held by the Company in the amount of $36,735 and included in restricted cash as of December 31, 2020 and 2019. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years.

The Door occupies space in New York and signed a three-year renewal of its lease on August 23, 2020. The lease is secured by a cash security deposit of approximately $29,000. Monthly lease payments are $20,833 and contain increases of 3% annually.

The Door was obligated under an operating lease agreement for office space in Chicago, Illinois, at a fixed rate of $2,200 per month, which expired in May of 2020 and was not renewed.

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

The Company was obligated under an operating lease for office space in Los Angeles, California until July 31, 2019. The monthly rent was $13,746 with annual increases of 3% for years 1 – 3 and 3.5% for the remainder of the lease. The lease was secured by a cash security deposit in the amount of $32,337. The Company sublet the office space beginning in June 1, 2018 with lease payment as follows: (i) $14,892 per month for the first twelve months, with the first two months of rent abated and (ii) $15,338 per month for the remainder of the sublease. The subtenant vacated the premises on July 31, 2019 and the Company’s obligations under the sublease and master lease agreements were satisfied. As such, $30,802 of the security deposit was returned to the Company.

Shore Fire is obligated under an operating lease agreement for office space in Brooklyn, New York, expiring in February 2026.  The lease is secured by a cash deposit of $34,490.

Shore Fire was obligated under an operating lease agreement for office space in Nashville, Tennessee, expiring July 2020.  The lease is secured by a cash deposit of $1,575 and was not renewed upon expiration.

Be Social is obligated under an operating lease for approximately 4,505 square feet of office space in Los Angeles, California expiring December 2024. The lease is secured by a cash deposit of $47,978.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	December 31, 2020	December 31, 2019
Assets
Right-of-use asset	$7,106,279	$7,435,903

Liabilities
Current
Lease liability	$1,791,773	$1,610,022

Noncurrent
Lease liability	$5,964,275	$6,386,209

Total lease liability	$7,756,048	$7,996,231

The table below shows the lease income and expenses recorded in the consolidated statement of operations incurred during year ended December 31, 2020 and 2019.

Lease costs	Classification	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Operating lease costs	Selling, general and administrative expenses	$2,234,988	$2,082,769
Operating lease costs	Direct costs	231,410	243,444
Sublease income	Selling, general and administrative expenses	—	(101,392)
Net lease costs		$2,466,398	$2,224,821

Lease Payments

For the year ended December 31, 2020, the Company made payments in cash related to its operating leases in the amount of $2,404,127.

Future minimum payments for operating leases in effect at December 31, 2020 were as follows:

2021	$2,371,213
2022	1,763,496
2023	1,698,151
2024	1,561,035
2025	1,232,060
Thereafter	940,976
Total	$9,566,931
Less: Imputed interest	(1,810,883)
Present value of lease liabilities	$7,756,048

As of December 31, 2020, the Company’s weighted average remaining lease terms on its operating lease is 4.95 years and the Company’s weighted average discount rate is 7.81% related to its operating leases.

The Company used its incremental borrowing of  6.72% to calculate the present value of the lease liabilities of The Door and Be Social for leases entered into in 2020.  The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8%, to calculate the present value of the lease liabilities for the rest of its leases, existing at the time of ASC 842 adoption.

Rent expense for the years ended December 31, 2020 and 2019 was $2,466,398 and $2,224,821, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 23 — COMMITMENTS AND CONTINGENCIES

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

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 200,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 60,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 60,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the years ended December 31, 2020 and 2019, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company and its wholly owned subsidiaries have 401(K) profit sharing plan that covers substantially all of its employees. The Company’s 401(K) plan matches up to 4% of the employee’s contribution.  The plans match dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions up to 5%.   There are certain limitations for highly compensated employees.   The Company’s contributions to these plans for the years ended December 31, 2020 and 2019, were approximately $320,389 and $292,759, respectively.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

As a condition to the Viewpoint Purchase, two of the Viewpoint Shareholders, Carlo DiPersio and David Shilale have entered into employment agreements with the Company to continue as employees after the closing of the Viewpoint Purchase. Mr. DiPersio’s employment agreement was through December 31, 2020 and was mutually terminated by Mr. DiPersio and the Company on November 1, 2019.  The Company agreed to pay Mr. DiPersio’s health and dental insurance benefits through December 17, 2023. Mr. Shilale’s employment agreement is for a period of three years from the Viewpoint Closing Date and the contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets.  The bonus for Mr. Shilale is determined at the sole discretion of the Board and management. The agreement provides for guaranteed increases to the base salary.  The employment agreement contains provisions for termination and as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

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

As a condition to the closing of the 42West Acquisition described in Note 5, each of the three Principal Sellers has entered into employment agreements (the “Employment Agreements”) with the Company and will continue as employees of the Company for a three-year term. Each of the Employment Agreements provides for a base salary with annual increases and contain provisions for termination and as a result of death or disability. Effective April 1, 2020, the Company renewed Leslee Dart’s employment agreement for a period of three years and may automatically be renewed for successive one-year terms by mutual agreement of Ms. Dart and the Company. The employment agreement provides for a base salary and contains provisions for termination including as a result of death or disability. During the term of the employment agreement, Ms. Dart is entitled to participate in all employee benefit plans, practices and programs maintained by the Company as well as is entitled to paid vacation in accordance with the Company’s policy. The Company has not renewed the employment agreement of the other two principal sellers, although one remains employed by the Company, while the other one has retired.

Motion Picture Industry Pension Accrual

42West was a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively until March 31, 2019. The Plans are governed by the Employee Retirement Income Security Act of 1974, as amended. The Plans conducted an audit of 42West’s books and records for the period June 7, 2011 through August 20, 2016 in connection with the alleged contribution obligations to the Plans. Based on the findings of the audit, 42West was liable for $314,256 in pension contributions, health and welfare plan contributions and union dues, which the Company agreed to pay over a period of twelve months beginning in July 30, 2018. During the year ended December 31, 2020, the Plans conducted an exit audit of 42West’s books and records for the period August 21, 2016 through March 31, 2019 in connection with the alleged contribution obligations to the Plans. Based on the findings of the audit, 42West is liable for $87,532 in pension contributions, health and welfare plan contributions and union dues.  For the years ended December 31, 2020 and 2019, the Company paid $87,532 and $195,448, respectively, related to the settlement of the Plan audits.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 24 — SUBSEQUENT EVENTS

On January 8, 2021 (the “Closing Date”), but made effective January 1, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dean G Bender and Janice L Bender as co-trustees of the Bender Family Trust dated May 6, 2013 (the “Seller”). Pursuant to the Purchase Agreement, the Company acquired from the Seller 100% of the equity shares of B/HI Communications, Inc., a California corporation (“B/HI”) and B/HI became a wholly-owned subsidiary of the Company. B/HI is a marketing and public relations firm that specializes in corporate and production communications programs for interactive gaming, esports, entertainment content and consumer products organizations.

The consideration paid by the Company in connection with the acquisition of B/HI is $800,000 of the Company’s Common Stock calculated using a 30-day trading trailing average, adjusted for certain minimum cash targets, working capital targets and B/HI’s indebtedness as of January 1, 2021. The Company may also pay up to an additional $1,200,000, 50.0% of which will be paid in cash and 50.0% in shares of Common Stock based on the achievement of specified financial performance targets during the years ended December 31, 2021 and 2022.  The Company entered into an employment agreements with Dean Bender, for a period of two years and with Shawna Lynch for a period of four years.

On January 13, 2021, Lincoln Park converted the remaining 2020 Lincoln Park Note in the principal amount of $540,000, at a purchase price of $3.91, and the Company issued 137,966 shares of Common Stock.

On January 13 and January 27, 2021, a holder converted the total amount of $560,000 of its convertible note payable into 143,588 shares of Common Stock.

On February 11 and February 26, 2021, three of the 2020 Convertible Note holders converted an aggregate of $1,250,000 of their convertible notes payable into 331,728 shares of Common Stock, using either a 30-day or 90-day trailing trading average as prescribed in their respective convertible notes payable.

On March 3, 2021, the Company issued 77,519 shares of Common Stock to Allan Mayer as payment for 6,508 Put Rights that were exercised as of December 31, 2020 but had not been paid.