Form 10-K/A
period 2020-12-31
Dolphin Entertainment, Inc.
filed 2021-04-30
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38331

DOLPHIN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Florida	86-0787790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Alhambra Circle, Suite 1200, Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 774-0407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.015 per share	DLPN	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2020, the aggregate market value of the common stock held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant was approximately $26,543,947 based upon the closing price for such common stock as reported on the Nasdaq Capital Market on June 30, 2020.

As of April 28, 2021, there were 7,588,441 shares of the registrant’s common stock, par value $0.015 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Dolphin Entertainment, Inc. (the “Company”) for the year ended December 31, 2020 as originally filed with the Securities and Exchange Commission on April 15, 2021 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III and to amend Item 15 of Part IV and the Index of Exhibits of Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as exhibits to this Amendment No. 1.

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any other information in and on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Unless expressly indicated or the context requires otherwise, the terms “the Company”, “we”, “our”, “Dolphin”, and “us” in this document refer to Dolphin Entertainment, Inc., a Florida corporation, and, where appropriate, its subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Under our Bylaws, each of our directors is elected for a term expiring at the next annual meeting of shareholders following his or her election or until his or her successor is duly elected and qualified. Our officers are appointed annually by our Board of Directors (“Board”), which may remove our officers at any time.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	52	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	57	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	71	June 2008
Nelson Famadas	Director	48	December 2014
Leslee Dart	Director	66	June 2020
Anthony Leo	Director	44	September 2018
Nicholas Stanham, Esq.	Director	53	December 2014
Claudia Grillo	Director	62	June 2019
Charles Dougiello	Director	44	June 2019

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

William O’Dowd, IV. Mr. O’Dowd has served as our Chief Executive Officer and Chairman of our Board since June 2008. Mr. O’Dowd founded Dolphin Entertainment, LLC in 1996 and has served as its President since that date. Mr. O’Dowd enjoys a solid reputation as an Emmy-nominated producer, international distributor, and financier of quality entertainment content. Some of Mr. O’Dowd’s notable credits include: Executive Producer of Nickelodeon’s hit series, Zoey 101 (Primetime Emmy Award-nominated); Executive Producer of Raising Expectations, starring Molly Ringwald and Jason Priestley (winner of 2017’s KidScreen Award for Best Global Kids Show); Producer of the feature film Max Steel (based on a top-selling Mattel action figure in Latin America); and, in the digital arena, Executive Producer of H+, which premiered on YouTube and won multiple Streamy Awards.

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012, as well as on the Board of Directors of United Way United Kingdom since its inception in 2014, and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past 24 years.

Mirta A. Negrini. Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013. Ms. Negrini has over thirty years of experience in both private and public accounting. Immediately prior to joining us, she served since 1996 as a named partner in Gilman & Negrini, P.A., an accounting firm of which we were a client. Ms. Negrini serves on the Board of Trustees of St. Brendan High School and is a Certified Public Accountant licensed in the State of Florida.

Michael Espensen. Mr. Espensen has served on our Board since June 2008. From 2009 to 2014, Mr. Espensen served as Chief Executive Officer of Keraplast Technologies, LLC, a private multimillion-dollar commercial-stage biotechnology company, from where he retired. From 2009 to present, Mr. Espensen has also served as Chairman of the Board of Keraplast. While serving as Chief Executive Officer, Mr. Espensen was responsible for overseeing and approving Keraplast’s annual budgets and financial statements. Mr. Espensen is also a producer and investor in family entertainment for television and feature films. Between 2006 and 2009, Mr. Espensen was Executive or Co-Executive Producer of twelve made-for-television movies targeting children and family audiences. As Executive Producer, he approved production budgets and then closely monitored actual spending to ensure that productions were not over budget. Mr. Espensen has also been a real estate developer and investor for over thirty years.

Nelson Famadas. Mr. Famadas has served on our Board since December 2014. He is Managing Partner and Chief Operating Officer of Carver Road Capital, a hospitality private equity fund.  Previously, he owned and served as President of Cien, a Hispanic shopper marketing firm. Prior to Cien from 2011 to 2015, Mr. Famadas served as Senior Vice President of National Latino Broadcasting (“NLB”), an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM. From 2010 to 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations. Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager. From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming. As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos. Mr. Famadas has over 20 years of experience in television and radio production, programming, operations, sales and marketing.

Leslee Dart. Ms. Dart has served on our Board since June 2020. She has served as a Co-Chief Executive Officer of 42West since March 2017. Ms. Dart co-heads 42West’s Talent division and co-heads its Entertainment and Targeted Marketing division. Ms. Dart has directed the publicity campaigns for more than 300 motion pictures and television shows. Ms. Dart and her team also represent numerous individual actors and entertainers. A recipient of the 2009 New York Women in Communications Matrix Award for excellence in Public Relations, Ms. Dart began her career at Rogers & Cowan, a marketing and public relations agency. In 1981, she joined PMK, a marketing and public relations agency, eventually becoming its President. In 2004, she founded The Dart Group, which later became 42West.

Anthony Leo. Mr. Leo has served on our Board since September 2018. He is the co-founder of Aircraft Picture, a leading independent production company that produces scripted content for kids, families and young adult audiences at which he has served as Co-President since 2005. He was the Artistic Producer of Resurgence Theatre Company, a non-profit arts organization he co-founded, and has produced over twenty-five professional theatre productions. Mr. Leo also held the position of Professor at Ryerson University where he taught Theatre Entrepreneurship. He is a member of the Academy of Motion Picture Arts & Sciences.

Nicholas Stanham, Esq. Mr. Stanham has served on our Board since December 2014. Mr. Stanham is a founding partner of R&S International Law Group, LLP in Miami, Florida, which was founded in January 2008. His practice is focused primarily in real estate and corporate structuring for high net worth individuals. Mr. Stanham has over 25 years of experience in real estate purchases and sales of residential and commercial properties. Since 2004, Mr. Stanham has been a member of the Christopher Columbus High School board of directors. In addition, he serves as a director of ReachingU, a foundation that promotes initiatives and supports organizations that offer educational opportunities to Uruguayans living in poverty.

Claudia Grillo. Ms. Grillo has served on our Board since June of 2019. Ms. Grillo has served as Associate Vice President of Strategic Philanthropy for the University of Miami since April of 2018. Prior to joining the University of Miami, Ms. Grillo served as the Chief Operating Officer at the United Way of Miami-Dade where she was responsible for securing gifts from individuals, families and corporations. She has been an active member of the South Florida community through her involvement as a board member of the International Women’s Forum, The Children’s Trust and Achieve Miami.

Charles Dougiello. Mr. Dougiello has served on our Board since June of 2019. He is a Founding Partner of our wholly owned subsidiary, The Door Marketing Group, LLC and currently serves as its CEO. A 20-year veteran of marketing and public relations, Mr. Dougiello started his career as a journalist at Dow Jones Newswires before joining The Lippin Group, an entertainment and music agency in 2000. His experience launching cable networks and shows led him to Dan Klores Communications where he served as Vice President of corporate entertainment, representing clients in the hospitality, media and celebrity sectors. Prior to starting The Door, he also worked for CBS Television Distribution launching the hit syndicated show “Rachael Ray.” In connection with the acquisition of The Door, our Board agreed to nominate a director selected by the sellers of The Door. The sellers selected Mr. Dougiello as their candidate for election to our Board.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.

No director or executive officer has been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and- desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act (“Section 16(a)”), our executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2020, except that (i) one late Form 4 was filed for Nicholas Stanham on January 4, 2021 to report the sale of common stock on December 29, 2021, (ii) one late Form 4 was filed for Nelson Famadas on September 8, 2021 to report the sale of common stock on August 27, 2020, and (iii) a Form 3 was not filed in connection with the commencement of Leslee Dart’s directorship in June 2020. In addition, the Company determined that a Form 3 was not filed in connection with the commencement of Anthony Leo’s directorship in September 2018.

Code of Ethics

Our Board has adopted a Code of Ethics for Senior Financial Officers (our “Code of Ethics”). Our Code of Ethics sets forth standards of conduct applicable to our Chief Executive Officer and our Chief Financial and Operating Officer to promote honest and ethical conduct, proper disclosure in our periodic filings, and compliance with applicable laws, rules and regulations. In addition, our Board adopted a Code of Conduct for Directors, Officers and Employees (“Code of Conduct”). Our Code of Ethics and Code of Conduct are available to view at our website, www.dolphinentertainment.com by clicking on Investor Relations. We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2020, the Audit Committee held five meetings, which were all attended by each member during his period of service.

Among its responsibilities, the Audit Committee assists the Board in overseeing: our accounting and financial reporting practices and policies; systems of internal controls over financial reporting; the integrity of our consolidated financial statements and the independent audit thereof; our compliance with legal and regulatory requirements; and the performance of our independent registered public accounting firm and assessment of the auditor’s qualifications and independence.

In addition, the Audit Committee selects and appoints our independent registered public accounting firm and reviews and approves related party transactions. The Audit Committee Chairman reports on Audit Committee actions and recommendations at Board meetings. The Audit Committee may, in its discretion, delegate its duties and responsibilities to a subcommittee of the Audit Committee as it deems appropriate. Our Board has determined that each member of the Audit Committee meets the independence requirements under Nasdaq’s listing standards and the enhanced independence standards for audit committee members required by the SEC. In addition, our Board has determined that Mr. Espensen meets the requirements of an audit committee financial expert under the rules of the SEC and Nasdaq.

Director Nominations

Our Board currently does not have a standing nominating committee or committee performing similar functions. In accordance with Nasdaq rules, a majority of the Board’s independent directors recommend director nominees for selection by the Board. Our Board believes that our independent directors can satisfactorily carry out the responsibility of properly selecting, approving and recommending director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are those independent directors of the Board identified above. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as it is seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). All shareholder nominations and recommendations for nominations to the Board must be addressed to the Chairman of the Audit Committee who will submit such nominations to the Board. Our Board currently does not have a written policy with regard to the nomination process, or a formal policy with respect to the consideration of director candidates. In addition, we have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our businesses, integrity, professional reputation, independence, and the ability to represent the best interests of our shareholders. The Board will evaluate the suitability of potential candidates nominated by shareholders in the same manner as other candidates recommended to the Board.

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2020, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2020 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Our executive compensation program is designed to balance the goals of attracting and retaining talented executives who are motivated to achieve our annual and long-term strategic goals while keeping the program affordable and appropriately aligned with stockholder interests. We believe that our executive compensation program accomplishes these goals in a way that is consistent with our purpose and core values and the long-term interests of the Company and its stockholders.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officers or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2020	244,503	(1)	—	283,599	(2)	528,062
Chairman and Chief Executive Officer	2019	300,000		—	282,881	(3)	582,881

Mirta A. Negrini,	2020	250,000		—	—		250,000
Chief Financial and Operating Officer	2019	250,000		—	—		250,000

———————

(1)

Mr. O’Dowd’s annual salary is $300,000. During the year ended December 31, 2020, Mr. O’Dowd voluntarily reduced his salary for a period of five and one half months.

(2)

This amount includes life insurance in the amount of $20,381 and interest accrued on accrued and unpaid compensation in the amount of $263,218 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(3)

This amount includes life insurance in the amount of $20,381 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

Employment Arrangements

Mirta A. Negrini. On October 21, 2013, we appointed Ms. Negrini as our Chief Financial and Operating Officer, at an annual base salary of $150,000. In 2016, Ms. Negrini’s annual base salary was increased to $200,000 and in 2019, the Compensation Committee approved an increase in annual salary to $250,000. The terms of Ms. Negrini’s employment arrangement do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control.

William O’Dowd. On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015 and was not renewed when it expired in January of 2017. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. See “Transactions with Related Persons” In Item 13 for further discussion on the accrued compensation and interest owed to Mr. O’Dowd. In 2019, the Compensation Committee approved an increase in Mr. O’Dowd’s annual salary to $300,000. The terms of Mr. O’Dowd’s employment arrangement do not provide for any payments in connection with his resignation, retirement or other termination, or a change in control, or a change in his responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2020 and December 31, 2019.

Director Compensation

During the year ended December 31, 2020, we did not pay compensation to any of our directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the beneficial ownership as of April 28, 2021, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our incumbent directors, director nominees, named executive officers, all incumbent directors, director nominees and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 7,588,441 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 28, 2021. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 28, 2021 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock(2)	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(3)	349,366	4.6%
Michael Espensen	56	*
Nelson Famadas	534	*
Leslee Dart(4)	90,845	1.2%
Mirta A. Negrini	––	––
Anthony Leo	––	––
Nicholas Stanham, Esq.(5)	7,443	*
Claudia Grillo	152	*
Charles Dougiello(6)	68,231	0.9%

All Directors, Director Nominee and Executive Officers as a Group (9 persons)	516,627	6.8%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock	% of Class (Preferred Stock)
William O’Dowd, IV(7)	50,000(8)	100%

———————

* Less than 1% of outstanding shares.

(1)

Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.

(2)

Effective November 27, 2020, we amended our Amended and Restated articles of Incorporation to effectuate a 1-to-5 reverse stock split.  Shares of common stock and per share amounts have been retrospectively adjusted to reflect the reverse stock split.

(3)

The amount shown includes (1) 124,210 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 109,068 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd and (3) 116,088 shares of common stock held by Mr. O’Dowd individually. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.

(4)

The amount shown includes (i) 82,748 shares owned by Ms. Dart, individually and (ii) 8,097 shares owned by U/A DTD 04/16/1979 by Joann Dart, of which Ms. Dart is the Trustee.

(5)

Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.

(6)

The amount includes 2,682 shares issuable as a working capital adjustment and 3,778 shares issuable as earnout consideration pursuant to the agreement of plan and merger signed on July 5, 2018.

(7)

The Series C Convertible Preferred Stock are held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd.

(8)

The Series C is entitled to 14,216,819 votes and is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction.  The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Under applicable Nasdaq listing standards, all related person transactions must be approved by our Audit Committee or another independent body of the Board. For smaller reporting companies, current SEC rules define transactions with related persons to include any transaction, arrangement or relationship (i) in which we are a participant, (ii) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and (iii) in which any executive officer, director, director nominee, beneficial owner of more than 5% of our common stock, or any immediate family member of such persons has or will have a direct or indirect material interest. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests. All related person transactions will be disclosed in our applicable SEC filings as required under SEC rules.

Transactions with Related Persons

William O’Dowd, IV. Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC, an entity owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary, which we acquired in March 2016. During 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment, LLC (the “DE LLC Note”) in the principal amount of $1,009,624 for funds previously advanced and in 2017 added $594,315 to include certain script costs and other payables that were owed to Dolphin Entertainment LLC. The note is payable on demand and bears interest at a rate of 10% per annum. On November 29, 2017, the Audit Committee approved an amendment to the promissory note to allow for additional advances and repayments on the promissory note up to a maximum principal balance of $5,000,000. As of December 31, 2020 and 2019, Dolphin Films owed Dolphin Entertainment, LLC $1,107,873 and $1,107,873, respectively, of principal, and $26,683 and $415,592, respectively, of accrued interest, that was recorded on the consolidated balance sheets. Dolphin Films recorded interest expense of $111,091 and $110,787, respectively, for the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, we did not repay any principal amount owed to Dolphin Entertainment, LLC. During the year ended December 31, 2020, we paid $500,000 of interest payments to Dolphin Entertainment, LLC and did not make any interest payments during the year ended December 31, 2019.  There have not been any proceeds received, repayments of principal or payments of interest related to this note for the period between January 1, 2021 and April 23, 2021. The largest aggregate principal amount Dolphin Films owed Dolphin Entertainment, LLC during 2020, 2019 and as of April 23, 2021 was $1,107,873, $1,107,873 and $1,107,873, respectively. The balance of principal outstanding under the note as of April 23, 2021 was $1,107,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2020 and 2019, we had a balance of $2,625,000 of accrued compensation related to this agreement. As of December 31, 2020 and 2019, we had a balance of $1,756,438 and $1,493,219 of accrued interest related to this agreement. We recorded $263,219 and $262,500, respectively, of interest expense for the years ended December 31, 2020 and 2019. The largest aggregate balance we owed Mr. O’Dowd during 2020, 2019 and as of April 23, 2021 was $2,625,000, $2,637,500 and $2,625,000, respectively. The balance of accrued compensation as of April 23, 2021 was $2,625,000.

Allan Mayer. Mr. Mayer served as director of the Company from 2017 to June 2020. On March 30, 2017, we purchased all of the membership interests of the sellers of 42West, of which Mr. Mayer owned 31.67%, for approximately $18.7 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of common stock. During the year ended December 31, 2017, 42West achieved the required financial performance targets, and the sellers, including Mr. Mayer, earned the additional consideration, of which Mr. Mayer received 53,994 shares in 2020. In connection with the 42West acquisition, we entered into an employment agreement with Mr. Mayer for a three-year term after the closing date of the acquisition, with an initial base salary of $400,000, subject to annual increases based on achievement of certain EBITDA thresholds, and annual bonus provisions. On April 5, 2018, we amended Mr. Mayer’s employment agreement to modify the annual bonus provisions and eliminate his right (i) to be eligible to receive in accordance with the provisions of our incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of his employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. The amendment provides for Mr. Mayer to be eligible under our incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals. No bonus was earned for the years ended December 31, 2020 and 2019. In connection with the 42West acquisition, we also entered into a put agreement with Mr. Mayer, pursuant to which we granted Mr. Mayer the right, but not the obligation, to cause us to purchase up to an aggregate of 69,956 of his shares of common stock received as consideration for a purchase price equal to $46.10 per share, during certain specified exercise periods up until December 2020. On August 12, 2019, Mr. Mayer entered into an agreement with us to exchange 8,948 Put Rights for 77,103 shares of Common Stock. On March 3, 2021, Mr. Mayer agreed to exchange 6,508 Put Rights for 77,519 shares of Common Stock.  As of April 23, 2021, we had purchased an aggregate of 69,956 shares of our common stock from Mr. Mayer for an aggregate purchase price of $2,512,500 and 154,622 shares of Common Stock, pursuant to the put agreement and the March 3, 2021 and August 12, 2019 exchange agreement. As of April 23, 2021, we owed Mr. Mayer $300,000 for Put Rights that were exercised.

Charles Dougiello. Mr. Dougiello has served on our Board since June 2019. On July 5, 2018, we purchased all of the membership interest of the sellers of The Door Marketing Group, LLC, of which Mr. Dougiello owned 50%, for approximately $2 million in cash and $2 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $7.0 million, of which the first $5 million is payable in shares of common stock and the last $2 million is payable in cash, if certain financial targets are achieved over a four year period. In connection with our acquisition of The Door, we entered into an employment agreement with Mr. Dougiello for a four-year term after the closing date of the acquisition, with an initial base salary of $240,000, subject to annual increases of 5% and annual bonus provisions.

Leslee Dart. Ms. Dart was elected to our Board of Directors in June 2020. On March 30, 2017, we purchased all of the membership interests of the sellers of 42West, of which Ms. Dart owned 31.67%, for approximately $18.7 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $9.3 million in shares of common stock. During the year ended December 31, 2017, 42West achieved the required financial performance targets, and the sellers, including Ms. Dart, earned the additional consideration, of which Ms. Dart was issued 68,868 shares in 2020. In connection with the 42West acquisition, we entered into an employment agreement with Ms. Dart for a three-year term after the closing date of the acquisition, with an initial base salary of $400,000, subject to annual increases based on achievement of certain EBITDA thresholds, and annual bonus provisions. On April 5, 2018, we amended Ms. Dart’s employment agreement to modify the annual bonus provisions and eliminate her right (i) to be eligible to receive in accordance with the provisions of our incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of her employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. The amendment provides for Ms. Dart to be eligible under our incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals. No bonus was earned for the year ended December 31, 2019.  On April 1, 2020, we entered into a three-year employment agreement with Ms. Dart for an annual salary of $400,000.  The employment agreement has an option to renew for one additional year at the mutual agreement of Ms. Dart and the Company. In connection with the 42West acquisition, we also entered into a put agreement with Ms. Dart, pursuant to which we granted Ms. Dart the right, but not the obligation, to cause us to purchase up to an aggregate of 73,970 of her shares of common stock received as consideration for a purchase price equal to $46.10 per share, during certain specified exercise periods up until March 2021. On August 12, 2019, Ms. Dart entered into an agreement with us to exchange 15,239 Put Rights for a convertible promissory note in the principal amount of $702,500. The convertible promissory note earned interest a rate of 10% per annum and matured on August 12, 2020. On September 24, 2020, the Company paid Ms. Dart $500,000 of the principal of the convertible note. On November 4, 2020, the Company paid Ms. Dart $298,334, including the remaining principal of $202,500, accrued interest and legal fees. As of April 23, 2021 we had purchased an aggregate of 73,970 shares of our common stock from Ms. Dart for an aggregate purchase price of $3,410,000, including the $702,500 convertible promissory note discussed above, pursuant to the put agreement. As of April 23, 2021, we did not owe Ms. Dart for any Put Rights exercised. The largest aggregate principal amount the Company owed Ms. Dart during 2020 was $702,500 and we did not owe anything as of April 23, 2021. The balance of principal outstanding under the note as of April 23, 2021 was $0.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Director Independence

We deem that each of Michael Espensen, Neslson Famadas, Nicholas Stanham, Esq., Anthony Leo and Claudia Grillo, are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, BDO USA, LLP, for the fiscal years ended December 31, 2020 and December 31, 2019.

	Year Ended 12/31/2020	Year Ended 12/31/2019
Audit Fees(1)	$633,500	$454,672
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$633,500	$454,672

———————

(1)

Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, BDO USA, LLP, during fiscal year 2020, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO USA, LLP’s independence.

The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by BDO. Our Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements: Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on April 15, 2021.

2.	All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	The Exhibits below:

See the Exhibit Index below.

Exhibit No.	Description	Incorporated by Reference

2.1	Membership Interest Purchase Agreement, dated as of March 30, 2017, by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and The Beatrice B. Trust.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
2.2	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3	Share Purchase Agreement, dated October 31, 2018, by and among the Company, Sellers and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2018.
2.4	Share Purchase Agreement, dated December 3, 2019, by and among the Company and Marilyn Laverty	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 4, 2019.
2.5	Membership Interest Purchase Agreement, dated August 17, 2020, by and among the Company and Alison Grant	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2020.
3.1(a)	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 14, 2017).	Incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.	Incorporated herein by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed on September 19, 2017.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. dated November 23, 2020.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2020.
4.1	Registration Rights Agreement, dated as of March 30, 2017; by and among the Company and Leslee Dart, Amanda Lundberg, Allan Mayer and the Beatrice B. Trust.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
4.2	Warrant Purchase Agreement, dated as of November 4, 2016, between the Company and T Squared Partners LP.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(a)	Form of Common Stock Purchase Warrant G.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(b)	Form of Common Stock Purchase Warrant H.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(c)	Form of Common Stock Purchase Warrant I.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 10, 2016.
4.2(d)	Form of Common Stock Purchase Warrant F.	Incorporated herein by reference to Exhibit 4.2(d) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.2(e)	Form of Common Stock Purchase Warrant.	Incorporated herein by reference to Exhibit 4.2(e) to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
4.3	Form of Warrant (attached as Exhibit A to Form of Warrant Agency Agreement).	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.4	Warrant Agency Agreement, dated as of December 20, 2017, by and between the Company and Nevada Agency and Transfer Company.	Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K, filed on December 26, 2017.
4.5	Form of Underwriters’ Warrant.	Incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.6	Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
4.7	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.8	Senior Secured Convertible Promissory Note due January 5, 2020.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11 2018.
4.9	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019
4.10	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019
4.11	Convertible Note, dated as of August 12, 2019 (Leslee Dart)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
4.12	Dolphin Entertainment, Inc. Senior Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
4.13	Form of Warrant issued to Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020

4.14	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2019
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 08, 2017.
10.2	Executive Employment Agreement, dated as of March 30, 2017, by and between the Company and Allan Mayer.†	Incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on October 10, 2017.
10.3	Put Agreement, dated as of March 30, 2017, by and among the Company and Alan Mayer and William O’Dowd, IV and 42West, LLC, as guarantors.	Incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 15, 2017.
10.4	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.5	Business Loan Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.6	Promissory Note, dated as of March 15, 2018, in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
10.7	Commercial Security Agreement, dated as of March 15, 2018, by and between 42West, LLC and BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018
10.8	Securities Purchase Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.9	Security Agreement, dated July 5, 2018, by and among the Company and Pinnacle	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
10.10	Subsidiary Guarantee, dated July 5, 2018, by The Door in favor of Pinnacle	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 11, 2018
10.11	‘Max Steel” Revenue Participation Agreement, dated as of August 23, 2019 by and between the Company and ORF MS LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019
10.12	Securities Purchase Agreement, dated as of May 20, 2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 22, 2019
10.13	Registration Rights Agreement, dated as of May 20,2019, by and between the Company and Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 22, 2019
10.14	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Leslee Dart	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.15	Amendment, Waiver and Exchange Agreement, dated as of August 12, 2019 by and between the Company, William O’Dowd IV, 42West LLC and Allan Mayer	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.16	Securities Purchase Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.17	Registration Rights Agreement, dated as of January 3, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020
10.18	Form of Paycheck Protection Program Term Note in favor of BankUnited, N.A.	Incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on April 27, 2020.
10.19	Letter Agreement, dated June 5, 2020, between Dolphin Entertainment, Inc. and Maxim Group LLC.	Incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on June 9, 2020.

10.20	Form of Share Purchase Agreement dated June 5, 2020, among Dolphin Entertainment, Inc. and certain institutional investors.	Incorporated herein by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on June 9, 2020.
21.1^	List of Subsidiaries of the Company.
23.1^	Consent of BDO USA, LLP.
31.1^	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document.
101.SCH^	XBRL Taxonomy Extension Schema Document.
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document.

———————

*	- Provided herewith.

^

- Previously filed or furnished, as required, with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2021

DOLPHIN ENTERTAINMENT, INC.

By:	/s/ William O’Dowd, IV
	Name:	William O’Dowd, IV
	Title:	Chief Executive Officer (Principal Executive Officer)