Form 10-Q
period 2021-03-31
Dolphin Entertainment, Inc.
filed 2021-05-18
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding was 7,600,306 as of May 14, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current
Cash and cash equivalents	$7,111,717	$7,923,280
Restricted cash	714,096	714,096
Accounts receivable, net	4,708,359	5,027,101
Other current assets	323,020	231,890
Total current assets	12,857,192	13,896,367

Capitalized production costs, net	325,866	271,139
Right-of-use asset	7,586,271	7,106,279
Intangible assets, net of accumulated amortization of $6,142,939 and $5,747,941, respectively.	7,327,061	7,452,059
Goodwill	20,098,451	19,627,856
Property, equipment and leasehold improvements, net	736,996	800,071
Deposits and other assets	232,253	198,180
Total Assets	$49,164,090	$49,351,951

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(unaudited)

	As of March 31, 2021	As of December 31, 2020
LIABILITIES
Current
Accounts payable	$620,913	$1,190,184
Term loan	800,260	900,292
Notes payable	1,049,935	846,749
Convertible notes payable at fair value	—	580,000
Paycheck Protection Program loan	582,438	582,438
Loan from related party	1,107,873	1,107,873
Accrued interest – related party	1,875,161	1,783,121
Accrued compensation – related party	2,625,000	2,625,000
Put rights	1,054,235	1,544,029
Lease liability	1,926,917	1,791,773
Contract liabilities	2,928,797	1,855,209
Other current liabilities	2,314,912	2,045,842
Total current liabilities	16,886,441	16,852,510
Noncurrent
Notes payable	200,721	426,645
Convertible notes payable	150,000	1,445,000
Convertible notes payable at fair value	1,298,740	947,293
Paycheck Protection Program loan	2,517,431	2,517,431
Contingent consideration	895,000	530,000
Lease liability	6,313,936	5,964,275
Warrant liability	215,000	450,000
Other noncurrent liabilities	200,000	550,000
Total noncurrent liabilities	11,790,828	12,830,644
Total Liabilities	28,677,269	29,683,154

Commitments and contingencies (Note 18)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 40,000,000 shares authorized, 7,605,477 and 6,618,785, respectively, issued and outstanding at March 31, 2021 and December 31, 2020	114,080	99,281
Preferred stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	1,000	1,000
Additional paid in capital	123,615,767	117,540,557
Accumulated deficit	(103,244,026)	(97,972,041)
Total Stockholders' Equity	20,486,821	19,668,797
Total Liabilities and Stockholders' Equity	$49,164,090	$49,351,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2021	2020

Revenues:
Entertainment publicity and marketing	$7,177,117	$6,633,800
Content production	—	—
Total revenues	7,177,117	6,633,800

Expenses:
Direct costs	829,151	688,977
Selling, general and administrative	1,482,471	1,120,616
Depreciation and amortization	482,712	521,003
Legal and professional	344,607	284,440
Payroll	5,233,116	4,889,623
Total expenses	8,372,057	7,504,659
Loss from operations	(1,194,940)	(870,859)

Other Income (expenses):
(Loss) gain on extinguishment of debt	(57,363)	3,259,865
Loss on the deconsolidation of Max Steel VIE	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(871,449)	147,459
Change in fair value of warrants	(2,562,877)	72,515
Change in fair value of put rights	(71,106)	1,470,740
Change in fair value of contingent consideration	(365,000)	103,000
Acquisition costs	(22,907)	—
Interest expense and debt amortization	(165,194)	(624,282)
Total other (expense) income, net	(4,115,896)	2,944,706
(Loss) income before income taxes	$(5,310,836)	$2,073,847
Income tax benefit	38,851	—
Net (loss) income	$(5,271,985)	$2,073,847

(Loss) earnings per share - Basic	$(0.73)	$0.40
(Loss) earnings per share - Diluted	$(0.73)	$0.05
Weighted average number of shares used in per share calculation
Basic	7,267,297	4,099,713
Diluted	7,267,297	5,676,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,271,985)	$2,073,847
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	482,712	521,003
Loss on deconsolidation of Max Steel VIE	—	1,484,591
Beneficial conversion feature of convertible notes payable	—	425,821
Loss (gain) on extinguishment of debt	57,363	(3,259,865)
Bad debt and recovery of account receivable written off, net	113,991	87,539
Change in fair value of put rights	71,106	(1,470,740)
Change in fair value of contingent consideration	365,000	(103,000)
Change in fair value of warrants	2,562,877	(72,515)
Change in fair value of notes payable and derivative instruments	871,449	(147,459)
Change in deferred tax	(38,851)	—
Changes in operating assets and liabilities:
Accounts receivable	358,913	28,680
Other current assets	(75,868)	(167,515)
Capitalized production costs	(54,727)	(36,241)
Deposits and other assets	(10,456)	(1,021)
Contract liability	1,016,594	215,832
Accounts payable	(673,995)	(22,469)
Accrued interest, related party	92,040	—
Lease liability, net	4,813	(5,832)
Other current liabilities	76,988	97,678
Net Cash Used in Operating Activities	(52,036)	(351,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(10,532)
Acquisition of Shore Fire Media, Ltd, net of cash acquired	—	(250,000)
Acquisition of B/HI Communications, Inc, net of cash acquired	(525,856)	—
Net Cash Used in Investing Activities	(525,856)	(260,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	—	(500,000)
Proceeds from convertible notes payable	150,000	2,395,000
Repayment of convertible notes payable	—	(1,202,064)
Repayment of term loan	(100,032)	—
Repayment of notes payable	(22,739)	(21,243)
Exercise of put rights	(260,900)	(375,000)
Net Cash (Used in) Provided by Financing Activities	(233,671)	296,693
NET DECREASE IN CASH AND CASH EQUIVALENTS	(811,563)	(315,505)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,637,376	2,910,338
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,825,813	$2,594,833

(Continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$68,017	$115,161

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Principal balance of convertible notes converted into shares of common stock	$2,545,000	$1,350,000
Issuance of shares of Common Stock related to the acquisitions	$350,000	$—
Put rights exchanged for shares of Common Stock	$300,000	$—
Interest on notes paid in stock	$8,611	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows:

	For the three months ended March 31,
	2021	2020

Cash and cash equivalents	$7,111,717	$1,880,744
Restricted cash	714,096	714,089
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,825,813	$2,594,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(5,271,985)	(5,271,985)
Issuance of shares related to conversion of notes payable	—	—	663,155	9,948	2,543,664	—	2,553,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Consideration for acquisition of B/HI Communications, Inc	—	—	—	—	31,158	—	31,158
Issuance of shares related to exchange of Put Rights for stock	—	—	77,519	1,163	356,199	—	357,362
Shares retired from exercise of puts	—	—	(3,254)	(51)	51	—	—
Balance March 31, 2021	50,000	$1,000	7,605,477	$114,080	$123,615,767	$(103,244,026)	$20,486,821

For the three months ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	3,578,580	$53,679	$106,680,619	$(97,158,766)	$9,576,532
Net income for the three months ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	49,747	746	(746)	—	—
Issuance of shares related to financing agreement	—	—	10,000	150	(150)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	375,562	5,633	1,169,788	—	1,175,421
Shares retired from exercise of puts	—	—	(6,507)	(98)	(1,637,102)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	4,007,382	$60,110	$106,514,190	$(93,959,002)	$12,616,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”) and B/HI Communications, Inc.(“B/HI”), the Company provides expert strategic marketing and publicity services to all of the major film studios, and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands. The strategic acquisitions of 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI bring together premium marketing services, including digital and social media marketing capabilities, with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC (“Max Steel Holdings”), Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included JB Believe, LLC formed on December 4, 2012 in the State of Florida in its condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 as a VIE.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Reclassifications

Reclassifications have been made to our unaudited condensed consolidated financial statements for the prior period to conform to classifications used in 2021.

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

Update to Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Significant changes to our accounting policies as a result of adopting ASU 2020-06 during the three months ended March 31, 2021 is discussed below:

Convertible Notes

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised derivative scope exception and (iii) provided targeted improvements for EPS. The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of March 31, 2021.

Income Tax

The Company recorded an income tax benefit of $38,851 for the three months ended March 31, 2021. There was no income tax expense or benefit for the three ended March 31, 2020. The income tax benefit of $38,851 is due to a reduction of the valuation allowance against the deferred tax liability recorded as a result of the B/HI acquisition.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Recent Accounting Pronouncements

Accounting Guidance Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this new guidance on January 1, 2021 using the modified retrospective approach without a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions and amending certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This amended guidance was effective for the Company beginning January 1, 2021. The Company adopted this new guidance on January 1, 2021 without a material impact on its condensed consolidated financial statements

Accounting Guidance Not yet Adopted

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

NOTE 2 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company has suffered recurring losses, including a net loss of $5,271,985, for the three months ended March 31, 2021, and had an accumulated deficit of $103,244,026 as of March 31, 2021. As of March 31, 2021, the Company had a working capital deficit of $4,029,249 and therefore does not have adequate capital to fund its obligations as they come due or to maintain or grow its operations. In addition, several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19. As a result, the Company’s revenues have been negatively impacted by a reduction in the services we provide to clients operating in these industries. The Company has taken measures such as a freeze on hiring, salary reductions, staff reductions and cuts in non-essential spending to mitigate the reduction in revenues. The Company is dependent upon funds from the issuance of debt securities, securities convertible into shares of its common stock, par value $0.015, (“Common Stock”), sales of shares of Common Stock and financial support of certain shareholders. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. If the Company is unable to obtain funding from these sources within the next 12 months, it could be forced to curtail its business operations or liquidate.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after these condensed consolidated financial statements are issued. The condensed consolidated financial statements, of which these notes form a part, do not include any adjustments that might result from the outcome of these uncertainties. The Company’s management currently plans to raise any necessary additional funds through additional issuances of its Common Stock, securities convertible into its Common Stock and/or debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that the Company will be successful in raising additional capital. Any issuance of shares of Common Stock or securities convertible into Common Stock would dilute the equity interests of our existing shareholders, perhaps substantially. The Company currently has the rights to several scripts, including one currently in development for which it intends to obtain financing to produce and release following which it expects to earn a producer and overhead fee. There can be no assurances that such production, together with any other productions, will be commenced or released or that fees will be realized in future periods or at all. The Company is currently exploring opportunities to expand the services currently being offered by 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI while reducing expenses of their respective operations through synergies with the Company. There can be no assurance that the Company will be successful in expanding such services or reducing expenses.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2021, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company has a balance of $20,098,451 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2020	$19,627,856
Measurement period adjustments	—
Business Acquisitions(1)	470,595
Balance as of March 31, 2021	$20,098,451

———————

(1)	Acquisition of B/HI during the three months ended March 31, 2021.

Intangible Assets

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Intangible assets consisted of the following as of March 31, 2021 and December 31,2020:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$4,057,653	$4,232,347	$8,130,000	$3,787,406	$4,342,593
Trademarks and trade names	4,490,000	1,450,286	3,039,714	4,440,000	1,330,535	3,109,465
Non-compete agreements	690,000	635,000	55,000	630,000	630,000	—
	$13,470,000	$6,142,939	$7,327,061	$13,200,000	$5,747,941	$7,452,059

Amortization expense associated with the Company’s intangible assets for the three months ended March 31, 2021 and 2020 was $394,998 and $430,912, respectively. Amortization expense remaining relating to intangible assets for each of the years ended December 31, 2021 through 2025 is estimated at approximately $1.5 million, $1.3 million, $1.1 million, $1.0 million and $1.0 million, respectively.

NOTE 4 — MERGERS AND ACQUISITIONS

B/HI Communications, Inc.

On January 8, 2021, but made effective January 1, 2021, the Company acquired all of the issued and outstanding shares of B/HI, a California corporation, (the “B/HI Purchase”) pursuant to a share purchase agreement (the “B/HI Share Purchase Agreement”) between the Company and Dean G. Bender and Janice L. Bender, as co-trustees of the Bender Family Trust dated May 6, 2013 (collectively, the “B/HI Sellers). B/HI is an entertainment public relations agency that specializes in corporate and product communications programs for interactive gaming, esports, entertainment content and consumer product organizations.

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of Common Stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. The shares of Common Stock will be issued upon the B/HI Sellers review of the working capital adjustment and final indebtedness calculation. The B/HI Sellers may also earn up to an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in Common Stock upon achieving certain specified financial performance targets during the years ended December 31, 2021 and 2022. The B/HI Share Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The Common Stock that will be issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

The following table summarizes the provisional fair value of the consideration transferred:

Payments made to settle final indebtedness, net of minimum operating cash as defined in the B/HI Share Purchase Agreement	$575,856
Provisional working capital adjustment	192,986
Provisional amount of Common Stock to be issued to the B/HI Sellers	31,158
$800,000

As a condition to the B/HI Purchase, Dean Bender, one of the sellers and Shawna Lynch, a key employee of B/HI entered into employment agreements with the Company to continue as employees after the closing of the B/HI Purchase. Mr. Bender’s agreement is for a period of two years through December 31, 2022 and he will serve as Co-President of B/HI during that term. Ms. Lynch’s agreement is for a period of four years and may be renewed on the same terms for two successive two-year terms. Ms. Lynch will serve as Co-President of B/HI during the term of her agreement. Each of the employment agreements of Mr. Bender and Ms. Lynch define base compensation and contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the B/HI Purchase. Amounts in the table are estimates that may change, as described below.

Cash	$65,465
Accounts receivable	154,162
Other current assets	15,262
Property, equipment and leasehold improvements	24,639
Right-of-use asset	1,044,864
Other assets	23,617
Intangibles	270,000
Total identifiable assets acquired	1,598,009

Accrued payable	(104,724)
Accrued expenses and other current liabilities	(259,936)
Lease liability	(1,044,864)
Deferred revenue	(56,994)
Line of credit	(456,527)
Deferred tax liability	(38,851)
Loans payable	(75,550)
Total liabilities assumed	(2,037,446)
Net identifiable liabilities acquired	(439,437)
Goodwill	470,595
Net assets acquired	$31,158

Unaudited Pro Forma Consolidated Statements of Operations

For the three months ended March 31, 2021, the Company’s statement of operations includes revenue of $608,432 and net income of $18,908. The following represents the Company’s unaudited pro forma consolidated operations after giving effect to the Be Social and B/HI acquisitions for the three months ended March 31, 2020 as if the Company had completed both acquisitions on January 1, 2020 and its results had been included in the consolidated results of the Company for the three months ending March 31, 2020.

March 31, 2020
Revenues	$7,782,783
Net income	1,789,627

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect the amortization that would have been charged, assuming the intangible assets had been recorded on January 1, 2020.

The impact of the acquisition of Be Social and B/HI on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2020, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

NOTE 5 — CAPITALIZED PRODUCTION COSTS, ACCOUNTS RECEIVABLES AND OTHER CURRENT ASSETS

Capitalized Production Costs

Capitalized production costs include costs of scripts, fees for casting agents and other development costs for projects that are in development but have not been produced. Capitalized production costs are stated on the Company’s condensed consolidated balance sheets at the lower of unamortized costs or net realizable value. The Company has a balance of $325,866 and $271,139 in capitalized production costs associated with these scripts and development costs as of March 31, 2021 and December 31, 2020, respectively. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and did not identify indicators of impairment.

The Company did not generate any revenue from its content production segment during the three months ended March 31, 2021 and 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Accounts Receivables

The Company’s trade accounts receivables related to its entertainment publicity and marketing business are recorded at amounts billed to customers, and presented on the balance sheet, net of the allowance for doubtful accounts. The allowance is determined by various factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. As of March 31, 2021 and December 31, 2020, the Company had accounts receivable balances of $4,708,359 and $5,027,101, respectively, net of allowance for doubtful accounts of $621,104 and $653,272, respectively, related to its entertainment publicity and marketing segment.

Other Current Assets

The Company had a balance of $323,020 and $231,890 in other current assets on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, these amounts were primarily composed of the following:

Prepaid expenses – The Company records in other assets on its condensed consolidated balance sheets amounts prepaid for insurance premiums. The amounts are amortized on a monthly basis over the life of the policies.

Income tax receivable – The Company is owed an overpayment from certain taxes paid for 2020. As of March 31, 2021 and December 31, 2020, the Company had a balance of $37,200 from income tax receivable.

NOTE 6 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$900,451	$883,491
Computers and equipment	1,717,224	1,759,659
Leasehold improvements	770,629	770,629
	3,388,304	3,413,779
Less: accumulated depreciation and amortization	(2,651,308)	(2,613,708)
Property, equipment and leasehold improvements, net	$736,996	$800,071

The Company depreciates furniture and fixtures over a useful life of between five and seven years, computer and equipment over a useful life of between three and five years and leasehold improvements are amortized over the remaining term of the related leases. The Company recorded depreciation and amortization expense of $87,714 and $90,091 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 — DEBT

Total debt of the Company was as follows as of March 31, 2021 and December 31, 2020:

Debt Type	As of March 31, 2021	As of December 31, 2020
Convertible notes payable	$150,000	$1,445,000
Convertible notes payable - fair value option	1,298,740	1,527,293
Nonconvertible notes payable	1,250,656	1,273,394
Term loan	800,260	900,292
Payroll Protection Program loans	3,099,869	3,099,869
Total debt	$6,599,525	$8,245,848
Less current portion of debt	(2,432,633)	(2,909,479)
Noncurrent portion of debt	$4,166,892	$5,336,369

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The table below details the maturity dates for the Company’s debt as of March 31, 2021:

Debt Type	Maturity Date	2021	2022	2023	2024	2025	Thereafter
Convertible notes payable	Ranging between March 2023 and March 2030	$—	$—	$150,000	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between June 2021 and December 2023	824,010	307,685	118,960	—	—	—
Term loan Bank United	March 31, 2023	300,098	400,130	100,032	—	—	—
Payroll Protection Program loans	Two years after the effective date which range between April 22, 2020 and May 5, 2020	582,438	1,549,935	967,496	—	—	—
		$1,706,546	$2,257,750	$1,336,488	$—	$—	$500,000

Production Service Agreement

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender. As a result, the Company recorded a gain on extinguishment of debt in the amount of approximately $3.3 million during the three months ended March 31, 2020.

Convertible Notes Payable

On March 30, 2021, December 1, 2020, October 26, 2020, September 11, 2020 and March 18, 2020, the Company issued convertible promissory notes in the aggregate amount of $1,595,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on either a 30-day or 90-day average closing market price per share of the Common Stock. During the three months ended March 31, 2021, the holders of five of the convertible notes converted the principal balance of $1,445,000 plus accrued interest of $8,611 into 381,601 shares of Common Stock at conversion prices ranging between $3.69 and $3.96 per share. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $27,538 and $704, respectively, related to these convertible notes payable. The Company made interest payments of $17,815 during the three months ended March 31, 2021 related to the nonconvertible promissory notes. As of March 31, 2021 and December 31, 2020, the principal balance of the convertible promissory notes of $150,000 and $1,445,000, respectively, was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Convertible Notes Payable at fair value

On January 3, 2020, March 4, 2020 and March 25, 2020, the Company entered into three separate securities purchase agreements and issued three convertible promissory notes with aggregate principal amounts of $2,360,000 at a purchase price of $2,200,000 (the “January 3rd Note”, the “March 4th Note” and the “March 25th Note”, respectively). The January 3rd Note contains an original issue discount of $100,000 and the March 24th Note contains an original issue discount of $50,000 and transaction fees of $10,000 were deducted from the proceeds of the convertible note. The January 3rd Note matures on January 3, 2022, the March 4th Note matures on March 4, 2030 and the March 25th Note matures on March 25, 2021. The January 3rd Note and March 4th Note were issued with warrants (“Warrants E, F, G, H and I”) to purchase up to 186,072 shares of Common Stock at a purchase price of $3.91 per share. See Note 14 for further discussion on the warrants. The January 3rd Note may be converted at any time into shares of Common Stock at a conversion price equal to the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of Common Stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share. The March 4th Note is convertible at a fixed conversion price of $3.91 per share and the March 4th Note is convertible at fixed conversion price of $3.90 per share. The March 4, 2020 convertible promissory note with a principal amount of $500,000 bears interest at a rate of 8% per annum, payable monthly. The Company recorded interest expense of $9,863 in its condensed consolidated statement of operations and made interest payments of $9,863 during the three months ended March 31, 2021, related to the March 4th Note. The Company elected the fair value option to account for these convertible promissory notes. As such, the estimated fair value of each note was recorded on their respective issue dates. At each balance sheet date the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statement of operations.

On each of July 14, 2020 and August 17, 2020, the January 3rd Note converted an aggregate principal amount of $760,000 into 172,181 shares using a conversion prices ranging between $4.38 and $4.45 per share. On each of January 13, 2021, and January 27, 2021, The January 3rd Note and the March 25th Note, with an aggregate principal balance of $1,100,000 were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share. As of March 31, 2021, the Company had a balance of $1,298,740 in noncurrent liabilities recorded on its condensed consolidated balance sheets related to the fair value of the March 4th Note. As of March 31, 2021, the January 3rd Note and the March 25th Note had been fully converted into shares of Common Stock. As of December 31, 2020, the Company had a balance of $580,000 in current liabilities and $947,293 in noncurrent liabilities on its condensed consolidated balance sheet related to these convertible notes at fair value. For the three months ended March 31, 2021 and 2020, the Company recorded a loss in fair value of $(871,449) and a gain in fair value of $147,459, respectively, on its condensed consolidated statement of operations.

Nonconvertible Promissory Notes

On November 5, 2019, November 30, 2017 and June 14, 2017, the Company issued unsecured promissory notes in the aggregate amount of $950,000. The promissory notes bear interest at a rate of 10% per annum and had initial maturity dates ranging between one and two years of the initial issuance date. The maturity dates have been extended and the promissory notes now have maturity dates ranging between November 5, 2021 and November 30, 2022.

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

As of March 31, 2021 and December 30, 2020, the Company had a balance of $1,049,935 and $846,749, respectively, recorded as current liabilities and $200,721 and $426,645, respectively in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes. The Company recorded interest expense of $31,659 and $33,759 for the three months ended March 31, 2021 and 2020 related to these nonconvertible promissory notes. The Company made interest payments of $31,659 during the three months ended March 31, 2021 related to the nonconvertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of a 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of March 31, 2021, the outstanding balance on the Term Loan was $800,260. The Company made interest payments in the amount of $8,681 related to the term loan during the three months ended March 31, 2021.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, the Company believes it is out of compliance with certain debt covenants as of and for the three months ended March 31, 2021. As such, the Company classified the entire balance of $800,260 of the Term Loan in current liabilities on its condensed consolidated balance sheet.

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

As of March 31, 2021, the current and noncurrent portion of the loan were $582,438 and $2,517,431, respectively.

NOTE 8 — LOANS FROM RELATED PARTY

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

For the three months ended March 31, 2021, the Company did not repay any principal balance of the DE LLC Note. For the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $27,317 and $27,621, respectively, related to the DE LLC Note. As of March 31, 2021 and December 31, 2020, the Company had a principal balance of $1,107,873 and accrued interest of $54,000 and $27,317, respectively, relating to the DE LLC Note on its condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition on March 30, 2017, the Company entered into put agreements, pursuant to which it granted Put Rights to the sellers and certain 42West employees. During the three months ended March 31, 2021, the sellers and certain employees exercised their Put Rights for an aggregate amount of 22,867 shares of Common Stock and were paid $260,900 for Put Rights that were exercised during 2020. An additional $300,000 of put rights exercised in 2020 were converted into 77,519 shares of Common Stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, the sellers exercised their Put Rights, for an aggregate amount of 35,504 shares of Common Stock. During the three months ended March 31, 2020, the Company paid $375,000 related to Put Rights that were exercised of which $275,000 were exercised in December 2019. As of March 31, 2021, $1,054,237 was due to the sellers of 42West and certain 42West employees from the exercise of these Put Rights.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Put Rights” and records changes to the liability against earnings or loss under the caption “Changes in fair value of put rights” in the condensed consolidated statements of operations. The carrying amount at fair value of the aggregate liability for the Put Rights recorded on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 was $1,054,237 and $1,544,029, respectively. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding for the three months ending March 31, 2021 and 2020, the Company recorded a loss of $71,106 and a gain of $1,470,740, respectively, in the condensed consolidated statement of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of December 31, 2020.

The following is a reconciliation of the fair value of the Put Rights from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$1,544,029
Put rights exercised in December 2020 paid in January 2021	(260,900)
Loss in fair value reported in condensed consolidated the statement of operations	71,106
Put rights converted into common stock	(300,000)
Ending fair value of put rights reported in the condensed consolidated balance sheet at March 31, 2021	$1,054,235

Contingent Consideration

Contingent Consideration - The Door

In connection with the Company’s acquisition of The Door, the Door Members have the potential to earn the contingent consideration, comprising up to 1,538,462 shares of Common Stock, based on a purchase price of $3.25, and up $2,000,000 in cash on achievement of adjusted net income targets based on the operations of The Door over the four-year period beginning January 1, 2018.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the contingent consideration on the date of the acquisition of The Door was $1,620,000. The carrying amount at fair value of The Door liability for the contingent consideration recorded on the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 is $740,000 and $370,000, respectively. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the three months ended March 31, 2021 and 2020, the Company recorded a loss on the contingent consideration of $370,000 and a gain of $103,000, respectively, in the condensed consolidated statement of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of March 31, 2021	As of December 31, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.06%	0.16%
Annual Asset Volatility Estimate	82.5%	60.0%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$370,000
Loss in fair value reported in the condensed consolidated statement of operations	370,000
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2021	$740,000

Contingent Consideration - Be Social

In connection with the Company’s acquisition of Be Social, the seller of Be Social has the potential to earn up to $800,000 of contingent consideration, of which 62.5% is payable in cash, and 37.5% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of Be Social over the fiscal years ending December 31, 2022 and 2023.

The Company records the fair value of the liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations. The fair value of the contingent consideration on the Be Social Closing Date was $145,000. The carrying amount at fair value of contingent consideration related to Be Social recorded on the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 was $155,000 and $160,000, respectively. Due to the change in the fair value of the contingent consideration for the period in which the contingent consideration was outstanding during the three months ended March 31, 2021, the Company recorded a gain on the contingent consideration of $5,000 in the condensed consolidated statement of operations.

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

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Inputs	As of March 31, 2021	As of December 31, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.14%-0.30%	0.13% - 0.17%
Annual Asset Volatility Estimate	87.5%	73.5%

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$160,000
Gain in fair value reported in the condensed consolidated statement of operations	(5,000)
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2021	$155,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Contingent Consideration – B/HI

In connection with the Company’s acquisition of B/HI, the seller of B/HI has the potential to earn up to $1,200,000 of contingent consideration, of which 50% is payable in cash, and 50% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of B/HI over the fiscal years ending December 31, 2021 and 2022. Management estimated the fair value of the contingent consideration to be a di minimis amount as of March 31, 2021.

Fair Value Option Election – Convertible notes payable and freestanding warrants

2020 convertible notes payable

The Company issued the January 3rd Note with a principal amount of $1.3 million at a purchase price of $1.2 million. This January 3rd Note is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

For the January 3rd Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$436,155
Loss in fair value reported in the condensed consolidated statement of operations	103,845
Exercised on January 12, 2021	(540,000)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2021	$—

The estimated fair value of the January 3rd Note as of December 31, 2020, was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the note reflects management’s own assumptions about the assumptions that market participants would use in valuing the note as of the acquisition date and subsequent reporting periods.

The variable conversion price is the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of Common Stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of Common Stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share.

In addition to this note, the Company issued two other convertible notes during the year ending December 31, 2020 for which it elected FVO. The March 4th Note was issued for a face value of $500,000 and the March 25th Note was issued for a face value of $560,000. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statement of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

For the March 4th Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$511,136
Loss in fair value reported in the condensed consolidated statements of operations	787,604
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2021	$1,298,740

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The estimated fair value of the March 4th Note as of December 31, 2020 and as of March 31, 2021, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumption - 2020 Convertible Note (March 4 Note)	December 31, 2020	March 31, 2021
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$3.40	$12.71
Expected term (years)	9.18	8.93
Volatility	100%	100%
Risk free rate	0.93%	1.74%

For the March 25th Note, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$580,000
Gain in fair value reported in the condensed consolidated statement of operations	(20,000)
Exercised on January 12 and January 27, 2021	(560,000)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2021	$—

The estimated fair value of the March 25th Note was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the March 25th Note reflects management’s own assumptions about the assumptions that market participants would use in valuing the note as of the acquisition date and subsequent reporting periods.

Warrants

In connection with the January 3rd Note, the Company issued warrants to purchase up to 41,518 shares of its Common Stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the January 3rd Note issuance date (collectively “Series E, F, G, and H Warrants”). During the three months ended March 31, 2021, the Series E, F, G, and H Warrants were all converted into 146,027 shares via a cashless exercise formula pursuant to the warrant agreement.

For the warrants, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Series E, F, G and H Warrants:	Fair Value
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$400,000
Loss in fair value reported in the condensed consolidated statement of operations	2,397,877
Conversion of warrants on March 24, 2021	(2,797,877)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2021	$—

In connection with the March 4th Note issued, the Company issued a Series “I” Warrant to purchase up to 100,000 shares of Common Stock at a purchase price of $3.91 per share.

For the Series “I” Warrant, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to March 31, 2021:

Series “I” Warrant:	Fair Value
2020 Series “I” Warrants derivative liability - December 31, 2020	$50,000
Loss in fair value reported in the condensed consolidated statement of operations	165,000
2020 Series “I” Warrants derivative liability - March 31, 2021	$215,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	December 31, 2020	March 31, 2021
Aggregate Fair Value	$50,000	$215,000
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$3.40	$12.71
Expected term (years)	4.67	4.43
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	0.31%	0.78%

NOTE 10 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. As of March 31, 2021 and December 31, 2020, the Company had balances of $2,928,797 and $1,855,209, respectively, in contract liabilities in its condensed consolidated balance sheets.

NOTE 11 —VARIABLE INTEREST ENTITIES

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three months ended March 31, 2021 and 2020. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC
(in USD)	As of and for the three ended March 31, 2021	As of December 31, 2020		As of and for the three ended March 31, 2020
Assets	$61,151		$61,151	$190,347
Liabilities	$(6,301,314)		$(6,559,567)	$(6,749,914)
Revenues	$—	$	n/a	$—
Expenses	$—	$	n/a	$—

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the three months ended March 31, 2021 and 2020, the Company did not record any revenues related to the distribution of Believe. The capitalized production costs related to Believe were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,301,314, which eliminates in consolidation.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

On July 6, 2017, the Company amended its Articles of Incorporation to designate 50,000 preferred shares as Series C with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. Pursuant to the Certificate of Designation of the Series C, each share of Series C will be convertible into one share of Common Stock, subject to adjustment for each issuance of Common Stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C), (ii) upon the exchange of debt for shares of Common Stock, or (iii) in a private placement, such that the total number of shares of Common Stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of Common Stock held as of the date of issuance) will be preserved at the same percentage of shares of Common Stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C became convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds”: (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board determined that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of March 31, 2021 is convertible into 4,738,940 shares of Common Stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 14,216,819 votes, which are equal to approximately 65% of the voting securities of the Company.

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

As of March 31, 2021 and December 31, 2020, the Company had 7,605,477 and 6,618,785 shares of Common Stock issued and outstanding, respectively. During the three months ended March 31, 2021, the Company issued (i) 663,155 shares of Common Stock related to conversion of convertible notes payable; (ii) 103,245 shares related to the acquisition of Be Social; (iii) 77,519 shares exchanged for 6,507 Put Rights; (iv) 146,027 shares related to the cashless exercise of warrants and (v) 3,254 shares purchased in exchange for Put Rights.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 13 — (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2021	2020
Numerator
Net (loss) income	$(5,271,985)	$2,073,847
Deemed dividend attributable to participating securities	—	(369,557)
Net (loss) income attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings per share	(5,271,985)	1,704,290
Change in fair value of put rights	—	(1,470,740)
Interest expense	—	52,566
Numerator for diluted (loss) earnings per share	$(5,271,985)	$286,116
Denominator
Denominator for basic EPS - weighted-average shares	7,267,297	4,099,713
Effect of dilutive securities:
Put rights	—	879,665
Convertible notes payable	—	697,619
Denominator for diluted EPS - adjusted weighted-average shares	7,267,297	5,676,996

Basic (loss) earnings per share	$(0.73)	$0.40
Diluted (loss) earnings per share	$(0.73)	$0.05

Basic (loss) earnings per share is computed by dividing (loss) income attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted (loss) income per share assumes that any dilutive equity instruments, such as put rights and convertible notes payable were exercised and outstanding Common Stock adjusted accordingly.

Certain of the Company’s convertible notes payable and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of Common Stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. For the three months ended March 31, 2021, the Company had a net loss and as such the two-class method is not presented. For the three months ended March 31, 2020, the Company attributed $369,557 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating earnings per share.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted (loss) earnings per share, the related change in the fair value of Put Right liability recognized in the condensed consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted income per share for the three months ended March 31, 2020 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the three months ended March 31, 2020 is subtracted from net income. The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts. For the three months ended March 31, 2021, the Company did not take the Put Rights into consideration because inclusion is considered to be anti-dilutive.

For the three months ended March 31, 2020, convertible promissory notes that were not considered participating securities, were included in the calculation of fully diluted earnings per share using the if-converted method that assumes the convertible promissory notes are converted at the beginning of the reporting period using the average market price for the three months ended March 31, 2020 of the Common Stock. For the three months ended March 31, 2021, the convertible promissory notes were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 14 — WARRANTS

A summary of warrants outstanding at December 31, 2020 and issued, exercised and expired during the three months ended March 31, 2021 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2020	221,513	$7.08
Issued	—	—
Exercised	(166,072)	0.00
Expired	(35,441)	23.70
Balance at March 31, 2021	20,000	$3.91

On January 22, 2018, the underwriters of our 2017 public offering exercised their over-allotment option with respect to 35,150 warrants to purchase Common Stock at a purchase price of $23.70 per share. In connection with the exercise of the over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 291 shares of Common Stock at a purchase price of $23.70 per share. The Company determined that each of these warrants should be classified as equity and recorded the fair value of the warrants in additional paid in capital. These warrants were not exercised and expired on January 24, 2021.

On each of January 3, March 4, May 4, 2020, and July 3, 2020, in relation to the January 3rd Note, the Company issued the warrants to purchase up to 41,518 shares of Common Stock (166,072 total) at a purchase price of $3.91 per share. The warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter. If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance with changes to the fair value recorded in the statement of operations on each balance sheet date. On March 24, 2021, the warrant holder exercised all of the warrants by means of a cashless exercise formula and the Company issued 146,027 shares of Common Stock. The Company recorded expense of $2,397,877 due to change in fair value during the period between December 31, 2020 and the exercise date of March 24, 2021.

On March 4, 2020, in connection with the March 4th Note, the Company issued Series “I” Warrant to purchase up to 20,000 shares of Common Stock at a purchase price of $3.91 per share. The warrants become exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded expense of $165,000 in its condensed consolidated statement of operations due to change in fair value for the three months ending March 31, 2021. The fair value recorded on the Company’s condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 was $215,000 and $50,000, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 15 — RELATED PARTY TRANSACTIONS

On December 31, 2014, the Company and its CEO renewed his employment agreement for a period of two years commencing January 1, 2015. The agreement stated that the CEO was to receive annual compensation of $250,000. In addition, the CEO was entitled to an annual discretionary bonus as determined by the Board. As part of his agreement, he received a $1,000,000 signing bonus in 2012 that is recorded in accrued compensation on the condensed consolidated balance sheets. Any unpaid and accrued compensation due to the CEO under this agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of this agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance. As of March 31, 2021 and December 31, 2020, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,821,164 and $1,756,438 respectively, in accrued interest in current liabilities on its condensed consolidated balance sheet, related to Mr. O’Dowd’s employment. Amounts owing under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation of $64,726 and $65,445, respectively for the three months ended March 31, 2021 and 2020 on the condensed consolidated statements of operations.

On March 30, 2017, in connection with the acquisition of 42West, the Company and Mr. O’Dowd, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. During the three months ended March 31, 2021, the Company made payments in the amount of $100,000 to Ms. Leslee Dart, a member of the Board, related to the Put Rights that had been exercised in 2020. Pursuant to the terms of one such Put Agreement, Ms. Dart exercised 6,507 Put Rights at a purchase price of $46.10 per share during the three months ended March 31, 2021. As of March 31, 2021, the Company owes Ms. Dart $300,000 related to the exercise of these Put Rights.

During the three months ended March 31, 2020, Allan Mayer, a holder of Put Rights, and a member of the Board at the time, exercised 10,848 Put Rights. As of March 31, 2020, the Company owed Mr. Mayer $500,000 related to the Put Rights that were exercised during the three months ended March 31, 2020. Mr. Mayer was subsequently paid $200,000 in cash and exchanged the remaining $300,000 for 77,519 shares of Common Stock.

NOTE 16 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment and Content Production Segment. The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. The Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss before other income (expenses) on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $7,327,061 of intangible assets, net of accumulated amortization of $6,142,939, and goodwill of $20,098,451 as of March 31, 2021 to the Entertainment Publicity and Marketing segment. The balances reflected as of March 31, 2020 for Entertainment Publicity and Marketing segment comprise 42West, The Door, Viewpoint, and Shore Fire.

	Three months ended March 31,
	2021	2020
Revenues:
EPD	$7,177,117	$6,633,800
CPD	—	—
Total	$7,177,117	$6,633,800

Segment Operating (Loss) Income:
EPD	$(390,067)	$(258,966)
CPD	(804,873)	(611,893)
Total operating loss	(1,194,940)	(870,859)
Interest expense	(165,194)	(624,282)
Other income, net	(3,950,702)	3,568,988
(Loss) Income before income taxes	$(5,310,836)	$2,073,847

	As of March 31, 2021	As of December 31, 2020

Total assets:
EPD	$47,018,591	$45,266,315
CPD	2,145,499	4,085,636
Total	$49,164,090	$49,351,951

NOTE 17 — LEASES

Viewpoint is obligated under an operating lease agreement for office space in Newton, Massachusetts, expiring in March 31, 2021. The lease is secured by a certificate of deposit held by the Company and included in restricted cash in the amounts of $36,735 as of March 31, 2021. The lease provides for increases in rent for real estate taxes and operating expenses and contains a renewal option for an additional five years. Viewpoint did not renew the lease.

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

B/HI is obligated under an operating lease for office space in Los Angeles, CA expiring December 31, 2024. The monthly lease payments are $20,168 per month with annual increases of 3%. The lease is secured by a cash deposit of $20,883.

B/HI is obligated under an operating lease for office space in New York, NY expiring June 30, 2022. The monthly lease payments are $9,806 per month with annual increases of 2%. The lease is secured by a cash deposit of $16,400.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

	March 31, 2021	December 31, 2020
Assets
Right-of-use asset	$7,586,271	$7,106,279

Liabilities
Current
Lease liability	$1,926,917	$1,791,773

Noncurrent
Lease liability	$6,313,936	$5,964,275

Total lease liability	$8,240,853	$7,756,048

The table below shows the lease income and expenses recorded in the condensed consolidated statement of operations incurred during the three months ended March 31, 2021 and 2020.

Lease costs	Classification	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating lease costs	Selling, general and administrative expenses	$747,830	$547,037
Operating lease costs	Direct costs	60,861	60,861
Sublease income	Selling, general and administrative expenses	—	(2,400)
Net lease costs		$808,691	$605,498

Lease Payments

For the three months ended March 31, 2021, the Company made payments in cash related to its operating leases in the amount of $737,358.

Future maturities lease payments for operating leases in effect at March 31, 2021, were as follows:

2021 (excluding three months ended March 31, 2021)	$1,996,123
2022	2,073,640
2023	1,954,903
2024	1,824,908
2025	1,232,060
Thereafter	940,976
Total lease payments	$10,022,610
Less: Imputed interest	(1,781,757)
Present value of lease liabilities	$8,240,853

As of March 31, 2021, the Company’s weighted average remaining lease terms on its operating lease is 4.6 years and the Company’s weighted average discount rate is 7.81% related to its operating leases.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The Company used its incremental borrowing rate of approximately (i) 7.88% to calculate the present value of the lease liabilities and right-of-use asset for BHI and (ii) 5.79% to calculate the present value of the lease liabilities and right-of-use asset for leases entered into in 2020 for The Door and Be Social. The Company used its incremental borrowing rate on January 1, 2019, deemed to be 8% to calculate the present value of the lease liabilities for the rest of its leases, existing at the time of the ASC 842 adoption.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan was adopted as a flexible incentive compensation plan that would allow us to use different forms of compensation awards to attract new employees, executives and directors, to further the goal of retaining and motivating existing personnel and directors and to further align such individuals’ interests with those of the Company’s shareholders. Under the 2017 Plan, the total number of shares of Common Stock reserved and available for delivery under the 2017 Plan (the “Awards”), at any time during the term of the 2017 Plan, will be 200,000 shares of Common Stock. The 2017 Plan imposes individual limitations on the amount of certain Awards, in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under these limitations, in any fiscal year of the Company during any part of which the 2017 Plan is in effect, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 60,000 shares, or (ii) performance shares (including shares of restricted stock, restricted stock units, and other stock based-awards that are subject to satisfaction of performance goals) that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to more than 600,000 shares, in each case, subject to adjustment in certain circumstances. The maximum amount that may be paid out to any one participant as performance units that the Compensation Committee intends to be exempt from the deduction limitations under Section 162(m) of the Code, with respect to any 12-month performance period is $1,000,000 (pro-rated for any performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,000,000. During the three months ended March 31, 2021 and 2020, the Company did not issue any Awards under the 2017 Plan.

Employee Benefit Plan

The Company has a 401(K) profit sharing plan that covers substantially all of its employees. The Company matches 100% of the first 3% contributed by the employee and then 50% up to a maximum of 4% contributed by the employee. The contribution is also limited by annual maximum amount determined by the Internal Revenue Service. The Company’s contributions were $102,056 and $105,788, respectively, during the three months ended March 31, 2021 and 2020.

Employment Contracts

As a condition to the B/HI Purchase, Dean Bender, one of the sellers and Shawna Lynch, a key employee of B/HI entered into employment agreements with the Company to continue as employees after the closing of the B/HI Purchase. Mr. Bender’s agreement is for a period of two years through December 31, 2022 and he will serve as Co-President of B/HI during that term. Ms. Lynch’s agreement is for a period of four years and may be renewed on the same terms for two successive tow year terms. Ms. Lynch will serve as Co-President of B/HI during the term of her agreement. Each of the employment agreements of Mr. Bender and Ms. Lynch define base compensation and contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

As a condition to the acquisition of Viewpoint, David Shilale entered into an employment agreement with the Company to continue as an employee after the closing of the Viewpoint purchase. Mr. Shilale’s employment agreement is for a period of three years, commencing October 31, 2018. The contract defines the base compensation and a commission structure based on Viewpoint achieving certain financial targets. The bonus for Mr. Shilale is determined at the sole discretion of the Company’s Board of Directors and management. The agreement does not provide for guaranteed increases to the base salary. The employment agreement contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company.

In connection with the acquisition of The Door, each of the former members of The Door (the “Door Members”) entered into a four-year employment agreement with The Door, commencing July 5, 2018, pursuant to which each Door Member has agreed not to transfer any shares of Common Stock received as consideration for the merger (the “Share Consideration”) in the first year following the closing date of the merger, no more than 1/3 of such Share Consideration in the second year and no more than an additional 1/3 of such Share Consideration in the third year.

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

Letter of Credit

Pursuant to the lease agreements of the 42West New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Pursuant to the lease agreement of Viewpoint, Viewpoint issued a letter of credit in the amount of $36,735 to secure the lease. The Viewpoint lease expired on March 31, 2021, and the Company is negotiating the end of lease payment with the landlord and all or a portion of the letter of credit may be used to settle the end of the lease. The Company is not aware of any other claims relating to its outstanding letters of credit as of March 31, 2021.

NOTE 19 – SUBSEQUENT EVENTS

On April 23, 2021 and April 30, 2021, the Company issued three convertible promissory notes in the aggregate amount of $1,050,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on the 90-day average closing market price per share of the Common Stock.

On May 16, 2021, Leslee Dart resigned from her position as a member of the Board, effective as of such date. Ms. Dart’s decision to resign as a director of the Company was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Dart will remain as an employee of the Company.

On May 17, 2021, the Compensation Committee of the Board approved an annual salary increase of $100,000, from $300,000 to $400,000 for the Company’s Chief Executive Officer and $50,000, from $250,000 to $300,000 for the Company’s Chief Financial Officer. The increases are effective January 1, 2021.

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

On January 8, 2021, we acquired all of the issued and outstanding shares of B/HI Communications, Inc, a California corporation, referred to as B/HI, from Dean G Bender and Janice L Bender as co-trustees of the Bender Family Trust dated May 6, 2013, the Seller. The acquisition was effective January 1, 2021. B/HI is an entertainment public relations agency that specializes in corporate and product communications programs for interactive gaming, esports, entertainment content and consumer product organizations. As consideration for the acquisition of the shares of B/HI, we agreed with the Seller to pay, $0.8 million of shares of our common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness of approximately $0.5 million, net of minimum operating cash as defined in the purchase agreement. We may also pay up to an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in shares of our common stock upon B/HI achieving certain specified financial performance targets during the years ended December 31, 2021 and 2022.

Through our subsidiaries, 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries. 42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as data analytics and digital marketing, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete one additional acquisition during 2021, but there is no assurance that we will be successful in doing so, whether in 2021 or at all.

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment comprises 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI and provides clients with diversified services, including public relations, entertainment content marketing, strategic marketing consulting, digital marketing capabilities, creative branding and in-house production of content for marketing. The content production segment comprises Dolphin Films and Dolphin Digital Studios and specializes in the production and distribution of digital content and feature films.

On March 11, 2020, The World Health Organization categorized a novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place adversely affected our business and demand for certain of our services. One of our subsidiaries operates in the food and hospitality sector that was been negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels. Another subsidiary represents talent, such as actors, directors and producers. The revenues from these clients has been negatively impacted by the suspension of content production. Conversely, the television and streaming consumption around the globe has increased as well as the demand for consumer products. Revenues from the marketing of these shows and products has somewhat offset the decrease in revenue from the sectors discussed above. We have taken steps to align our expenses with our changes in revenue. The steps being taken across the Company include freezes on hiring, staff reductions, salary reductions and cuts in non-essential spending. We continue to believe that our strategic strengths discussed above will continue to assist us as we navigate a rapidly changing marketplace. The effects of COVID-19 pandemic are negatively impacting our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2020, our registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2020 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). Management is planning to raise any necessary additional funds through additional sales of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. Any such issuances of additional shares of our common stock or securities convertible into our common stock would dilute the equity interests of our existing shareholders, perhaps substantially. If we are unable to raise additional funds from the sale of common stock, securities convertible into our common stock, debt securities, bank and non-bank financing or any combination of such financing securities, we may not be able to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Revenues

For the three months ended March 31, 2021 and 2020, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Please refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment. The table below sets forth the percentage of total revenue derived from our two segments for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Revenues:
Entertainment publicity	100.0%	100.0%
Content production	0.0%	0.0%
Total revenue	100.0%	100.0%

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

We earn entertainment publicity and marketing revenues primarily through the following:

●	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

●	Entertainment Marketing and Brand Strategy– We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, streaming services, independent producers and leading hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

●	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

●	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries, will be accretive to our revenue.

●	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events, as well as editorial work on behalf of brand clients. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

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

Our pipeline of feature films includes:

●	Youngblood, an updated version of the 1986 hockey classic;

●	Sisters Before Misters, a comedy about two estranged sisters finding their way back to each other after a misunderstanding causes one of them to have to plan the other’s wedding and.

●	Out of their League, a romantic comedy pitting husband versus wife in the cut-throat world of fantasy football;

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

Other Income and Expenses

For the three months ended March 31, 2021 and 2020, other income and expenses consisted primarily of: (1) gain (loss) on extinguishment of debt; (2) acquisition costs; (3) changes in the fair value of put rights; (4) changes in fair value of contingent consideration; (5) changes in fair value of warrants; (6) changes in fair value of convertible notes and derivative liabilities and (7) interest expense. For the three months ended March 31, 2020, we also had a loss on the deconsolidation of our Max Steel variable interest entity.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 as compared to three months ended March 31, 2020

Revenues

For the three months ended March 31, 2021 and 2020 revenues were as follows:

	For the three months ended
	March 31,
	2021	2020
Revenues:
Entertainment publicity and marketing	$7,177,117	$6,633,800
Content production	—	—
Total revenue	$7,177,117	$6,633,800

Revenues from entertainment publicity and marketing increased by approximately $0.5 million for the three months ended March 31, 2021, as compared to the same period in the prior year primarily due to the revenues of Be Social and B/HI. These revenues were offset by decreases in revenues from our clients in the food and hospitality industries and the talent division. Government imposed orders to either reduce or completely shut down the in-restaurant service due to COVID-19 caused our clients to either reduce or suspend the services we offer. We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles.

Expenses

For the three months ended March 31, 2021 and 2020, our expenses were as follows:

	For the three months ended March 31,
	2021	2020
Expenses:
Direct costs	$829,151	$688,977
Selling, general and administrative	1,482,471	1,120,616
Depreciation and amortization	482,712	521,003
Legal and professional	344,607	284,440
Payroll	5,233,116	4,889,623
Total expenses	$8,372,057	$7,504,659

Direct costs increased by approximately $0.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects. The increase in direct costs is primarily related to an increase in Viewpoint’s revenue.

Selling, general and administrative expenses increased by approximately $0.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is directly related to including the selling, general and administrative costs of Be Social acquired on August 17, 2020 and B/HI acquired on January 1, 2021, for the three months ended March 31, 2021.

Legal and professional fees increased by approximately $0.06 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due primarily to including legal and professional fees for Be Social acquired August 17, 2020 and B/HI acquired January 1, 2021 in the three months ended March 31, 2021.

Payroll expenses increased by approximately $0.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to including payroll costs of Be Social acquired on August 17, 2020 and B/HI acquired on January 1, 2021, in the aggregate amount of approximately $0.8 million for the three months ended March 31, 2021, offset by general decreases in payroll costs in other subsidiaries of approximately $0.5 million from personnel changes made as a result of COVID-19.

Other Income and Expenses

	For the three months ended March 31,
	2021	2020
Other Income and expenses:
(Loss) gain on extinguishment of debt	$(57,363)	$3,259,865
Loss on deconsolidation of Max Steel VIE	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(871,449)	147,459
Change in fair value of warrants	(2,562,877)	72,515
Change in fair value of put rights	(71,106)	1,470,740
Change in fair value of contingent consideration	(365,000)	103,000
Acquisition costs	(22,907)	—
Interest expense and debt amortization	(165,194)	(624,282)
Total other (expense) income, net	$(4,115,896)	$2,944,706

During the three months ended March 31, 2021, we recorded a loss on extinguishment of debt related to the exchange of certain put rights for shares of our common stock. During the three months ended March 31, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE. On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE. As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the nine months ended September 30, 2020.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2021, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of $(871,449). None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

For the three months ended March 31, 2020, we recorded a change in the fair value of the embedded derivative of the 2019 note in the amount of $147,459. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with two convertible notes payable issued on January 3 and March 4, 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. On March 24, 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.4 million on our condensed consolidated statement of operations. The fair value of the 2020 warrants that were not exercised increased by approximately $0.2 million and we recorded a change in the fair value of the warrants for that amount on our condensed consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights increased by approximately $0.1 million for the three months ended March 31, 2021 and decreased by approximately $1.5 million for the three months ended March 31, 2020.

Contingent consideration related to our acquisitions of The Door and Be Social was recorded at fair value on our condensed consolidated balance sheet as of the respective acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations. The fair value of the contingent consideration increased by approximately $0.4 million for the three months ended March 31, 2021 and decreased by approximately $0.1 million for the three months ended March 31, 2020.

Interest expense and debt amortization expense decreased by approximately $0.5 million for the three months ended March 31, 2021 as compared to the same period in prior year primarily due to convertible notes that converted during the three months ended March 31, 2021 and $0.3 million of debt amortization recorded during the three months ended March 31, 2020, related to beneficial conversion features on certain convertible notes payable converted during that period.

Net Loss

Net loss was approximately $(5.3) million or $(0.73) per share based on 7,267,297 weighted average shares outstanding for basic and fully diluted loss per share for the three months ended March 31, 2021. Net income was approximately $2.1 million or $0.40 per share based on 4,099,713 weighted average shares outstanding for basic earnings per share and $0.3 million or $0.05 per share based on 5,676,996 weighted average shares on a fully diluted basis for the three months ended March 31, 2020. The increase in net loss for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three months ended March 31, 2021 as compared to three months ended March 31, 2020

Cash flows used in operating activities for three months ended March 31, 2021 was $0.1 million. Our net loss of approximately $5.3 million contained non-cash items such as loss on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of approximately $4.5 million resulting in $0.8 million of cash flows used in operations. This was offset by changes in operating assets and liabilities of approximately $0.7 million, primarily from the increase of accounts receivable, contract liabilities and accrued interest from a related party offset by a decrease in accounts payable. Cash flows used in operating activities for the three months ended March 31, 2020, were $0.4 million. Our net income of approximately $2.1 million was primarily due to non-cash items such as gain on extinguishment of debt and changes in the fair value of liabilities in the aggregate net amount of $2.5 million, resulting in $0.5 million of cash flows used in operations. This was offset by changes in operating assets and liabilities of approximately $0.1 million, primarily from the decrease of other current liabilities.

Cash flows used in investing activities for the three months ended March 31, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired. Cash flows used in investing activities for the three months ended March 31, 2020, were $0.3 million primarily due to the acquisition of Shore Fire.

Cash flows used for financing activities for the three months ended March 31, 2021 were approximately $0.2 million as compared to $0.3 million provided by financing activities for the three months ended March 31, 2020. Cash flows used in financing activities during the three months ended March 31, 2021 consisted primarily (i) $0.1 million used for repayment of the Bank United term loan and (ii) $0.3 million used to purchase our common stock pursuant to Put Rights exercised offset by $0.2 million received in exchange for a convertible note payable. Cash flows provided by financing activities for the three months ended March 31, 2020 consisted primarily of (i) $0.5 million repayment of line of credit with Bank United; (ii) $2.4 million provided by the sale of convertible promissory notes; (iii) $1.2 repayment of a convertible promissory note upon its maturity and (iv) $0.4 million used to buy back our Common Stock pursuant to Put Rights that were exercised.

As of March 31, 2021 and 2020, we had cash available for working capital of approximately $7.1 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York office and security deposit in the Newton MA office, and $1.9 million, not including $0.7 million pledged as collateral for the standby letter of credit for the New York and Newton, MA offices, respectively, and a working capital deficit of approximately $4.0 million and $10.7 million, respectively.

These factors, along with an accumulated deficit of $103.2 million as of March 31, 2021, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of our common stock or securities convertible into our common stock would further dilute the equity interests of our existing shareholders, perhaps substantially.

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

In addition, we have a substantial amount of debt. We do not currently have sufficient assets to repay such debt in full when due, and our available cash flow may not be adequate to maintain our current operations if we are unable to repay, extend or refinance such indebtedness. As of March 31, 2021, our total debt was approximately $5.6 million, not including the funds received from the Paycheck Protection Program that we expect will be forgiven, and our total stockholders’ equity was approximately $20.5 million.

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

Put Rights

In connection with the 42West acquisition, pursuant to put agreements, we granted the sellers and certain 42West employees put rights to require us to purchase up to an aggregate of 265,397 shares of our common stock that they received as consideration (including shares from the earn out consideration which was achieved for the year ended December 31, 2017) for a purchase price of $46.10 per share during certain specified exercise periods up until March 2021. During the three months ended March 31, 2021, put right holders exercised put rights for 22,867 shares of our common stock in accordance with the put agreements.

During the three months ended March 31, 2021, we made payments in the amount of $260,900 and exchanged 6,507 put rights for 77,519 shares of our common stock, related to put rights that had been exercised in 2020. As of March 31, 2021, we owed $1,054,235 related to the exercise of these put rights. As of March 31, 2021, all put rights available to the holders have been exercised.

Financing Arrangements

Production Service Agreement

On February 20, 2020, we received notification from the lender of the Production Service Agreement that the Max Steel VIE did not owe any debt to the lender. As a result, we recorded a gain on extinguishment of debt in the amount of approximately $3.3 million during the three months ended March 31, 2020.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of a 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. As of March 31, 2021, the outstanding balance on the Term Loan was $800,260.

The Term Loan contains customary affirmative covenants, including covenants regarding maintenance of a maximum debt to total net worth ratio of at least 4.0:1.0 and a minimum fixed charge coverage of 1.06x based on fiscal year-end audit to be calculated as provided in the Term Loan. Further, the Term Loan contains customary negative covenants, including those that, subject to certain exceptions, restrict the ability of 42West and The Door to incur additional indebtedness, grant liens, make loans, investments or certain acquisitions, or enter into certain types of agreements. Upon the occurrence of an event of default, the bank may accelerate the maturity of the loan and declare the unpaid principal balance and accrued but unpaid interest immediately due and payable. In the event of 42West and The Door’s insolvency, such outstanding amounts will automatically become due and payable. 42West and The Door may prepay any amounts outstanding under the Term Loan without penalty. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, we believe we are out of compliance with certain debt covenants as of and for the three months ended March 31, 2021. As such, we have classified the entire balance of $800,260 of the Term Loan in current liabilities on our condensed consolidated balance sheet.

Promissory Notes

Convertible Notes Payable

On March 30, 2021, December 1, 2020, October 26, 2020, September 11, 2020 and March 18, 2020, we issued convertible promissory notes in the aggregate amount of $1,445,000. The convertible promissory notes bear interest at a rate of 10% per annum and have maturity dates on second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest can be converted at the noteholder’s option at any time at a purchase price based on either a 30-day or 90-day average closing market price per share of our common stock. During the three months ended March 31, 2021, the holders of five of the convertible notes converted the notes into 381,601 shares of our common stock at conversion prices ranging between $3.69 and $3.96 per share. During the three months ended March 31, 2021 and 2020, we recorded interest expense of $27,538 and $704, respectively related to these convertible notes payable. As of March 31, 2021 and December 31, 2020, the principal balance of the convertible promissory notes of $150,000 and $1,445,000, respectively was recorded in noncurrent liabilities under the caption convertible promissory notes on our condensed consolidated balance sheets.

Convertible Notes Payable at fair value

On January 3, 2020, March 4, 2020 and March 25, 2020, we entered into three separate securities purchase agreements and issued three convertible promissory notes with aggregate principal amounts of $2,360,000 at a purchase price of $2,200,000, (the “January 3rd Note”, the “March 4, Note” and the “March 25th Note”, respectively). The January 3rd Note matures on January 3, 2022, the March 4th Note 4 matures on March 4, 2030 and the March 25th Note matures on March 25, 2021. The January 3rd Note and March 4th Note were issued with warrants (‘Warrants E, F, G, H and I”) to purchase up to 186,072 shares of our common stock at a purchase price of $3.91 per share. The January 3rd Note may be converted at any time into shares of our common stock at a conversion price equal to the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share. The March 4th Note is convertible at fixed conversion prices of $3.91 and the March 25th Note is convertible at a fixed conversion price of $3.90 per share. The March 4th Notewith a principal amount of $500,000 bears interest at a rate of 8% per annum, payable monthly. We elected the fair value option to account for these convertible promissory notes. As such, we initially recorded the fair value of each of the notes on their respective issue dates. On each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statement of operation.

On July 14, 2020, August 17, 2020, January 13 2021 and January 27, 2021, the January 3rd Note and March 25th Note with an aggregate principal balance of $1,860,000 were converted into 453,735 shares of our common stock at purchase prices ranging between $3.90 and $4.45 per share. As of March 31, 2021, we had a balance of $1,298,740 in noncurrent liabilities recorded on our condensed consolidated balance sheets related to these convertible promissory notes at fair value. For the three months ended March 31, 2021 and 2020, we recorded a loss from the change in fair value of $(871,449) and a gain from the change in fair value of $147,459, respectively, on our condensed consolidated statements of operations.

Nonconvertible Promissory Notes

On November 5, 2019, November 30, 2017 and June 14 2017, we issued unsecured promissory notes in the aggregate amount of $950,000. The promissory notes bear interest at a rate of 10% per annum and had initial maturity dates ranging between one and two years of the initial issuance date. The maturity dates have been extended and the promissory notes now have maturity dates ranging between November 5, 2021 and November 30, 2022.

On December 10, 2018, we agreed to exchange a promissory note in the amount of $300,000, including accrued interest of $192,233 for a new unsecured promissory note in the amount of $492,233 that matures on December 10, 2023. This promissory note bears interest of 10% per annum and can be prepaid without a penalty at any time prior to its maturity. The note requires monthly repayments of principal and interest in the amount of $10,459 throughout the life of the note.

As of March 31, 2021 and December 30, 2020, we had a balance of $1,049,935 and $846,749, respectively, recorded as current liabilities and $200,721 and $426,645, respectively in noncurrent liabilities on our condensed consolidated balance sheets related to these nonconvertible promissory notes. We recorded interest expense of $31,659 and $33,759 for the three months ended March 31, 2021 and 2020 related to these nonconvertible promissory notes. We made interest payments of $67,948 during the three months ended March 31, 2021 related to the convertible and nonconvertible promissory notes.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or “GAAP”. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 3 Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a complete description of our significant accounting policies.

Income Taxes

We recorded an income tax benefit of $38,851 for the three months ending March 31, 2021. There was no income tax expense or benefit for the three ending March 31, 2020. The income tax benefit of $38,851 is due to a reduction of the valuation allowance against the deferred tax liability recorded as a result of the B/HI acquisition.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 (General) to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2021 and 2020, we did not have any material off-balance sheet arrangements.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by our subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021, which have not been remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2021, under the direction of our board of directors, as follows:

●	Our board of directors intends to review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the board of directors plans to implement controls as needed assuming a cost benefit relationship. In addition, our board of directors plans to evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity.

●	Perform a comprehensive review of current procedures to ensure compliance with our newly documented accounting policies and procedures;

●	Review and enhance segregation of duties;

●	Review and document the period end procedures for analyzing complex transactions.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, we hired an accounting firm to assist in the review of accounting of complex transactions. There has otherwise been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on April 15, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

On March 30, 2021, the Company entered into a convertible promissory note in the principal amount of $150,000. The convertible promissory note bears interest at a rate of 10% per annum and matures on March 20. 2023. The noteholder may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 90-day trailing trading average price of the Company’s Common Stock.

The securities referred to above were issued, and any shares of Common Stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

(c) Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2021 – 1/31/2021	—	$—	—	—
2/1/2021 – 2/28/2021	—	—	—	—
3/1/2021 – 3/31/2021	22,867	46.10	—	—
Total	22,867	$46.10	—	—

———————

(1)	Pursuant to the terms and subject to the conditions set forth in the put agreements, the 42West sellers and certain 42West employees exercised their put rights for an aggregate of 22,867 shares of common stock.

ITEM 5. OTHER INFORMATION

Item 5.02 – Compensatory Arrangements of Certain Officers

On May 17, 2021, the Compensation Committee of the Board of Directors of the Company approved an increase in the base salary of William O’Dowd, the Company’s Chief Executive Officer, from $300,000 to $400,000 per year and an increase in the base salary of Mirta Negrini, the Company’s Chief Financial Officer, from $250,000 to $300,000 per year. The increases are effective January 1, 2021.

Item 5.02 – Departure of Directors

On May 16, 2021, Leslee Dart resigned from her position as a member of the Board of Directors (the "Board") of the Company, effective as of such date. Ms. Dart’s decision to resign as a director of the Company was not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Dart will remain as an employee of the Company.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 18, 2021.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

