Form 10-Q
period 2021-06-30
Dolphin Entertainment, Inc.
filed 2021-08-16
CIK 1282224

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding was 7,640,404 as of August 13, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,252,228	$7,923,280
Restricted cash	677,354	714,096
Accounts receivable, net of allowance of $563,782 and $653,272, respectively	5,423,507	5,027,101
Other current assets	424,158	231,890
Total current assets	15,777,247	13,896,367

Capitalized production costs, net	346,968	271,139
Right-of-use asset	7,091,493	7,106,279

Goodwill	20,015,800	19,627,856
Intangible assets, net of accumulated amortization of $6,537,937 and $5,747,941, respectively.	6,932,063	7,452,059
Property, equipment and leasehold improvements, net	602,297	800,071
Deposits and other assets	228,313	198,180
Total Assets	$50,994,181	$49,351,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES
Current liabilities:
Accounts payable	$859,912	$1,190,184
Term loan	700,227	900,292
Notes payable, current portion	302,455	846,749
Convertible notes payable at fair value, current portion	—	580,000
Paycheck Protection Program loan, current portion	848,987	582,438
Loan from related party	—	1,107,873
Accrued interest – related party	1,718,227	1,783,121
Accrued compensation – related party	2,625,000	2,625,000
Put rights	—	1,544,029
Lease liability	1,847,117	1,791,773
Contract liabilities	3,175,917	1,855,209
Other current liabilities	2,442,421	2,045,844
Total current liabilities	14,520,263	16,852,512

Notes payable	924,141	426,645
Convertible notes payable	3,050,000	1,445,000
Convertible notes payable at fair value	1,029,766	947,291
Paycheck Protection Program loan	1,188,582	2,517,431
Contingent consideration	730,000	530,000
Loan from related party	1,107,873	—
Lease liability	5,920,896	5,964,275
Warrant liability	150,000	450,000
Other noncurrent liabilities	200,000	550,000
Total noncurrent liabilities	14,301,258	12,830,642
Total Liabilities	28,821,521	29,683,154

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 40,000,000 shares authorized, 7,638,469 and 6,618,785, respectively, issued and outstanding at June 30, 2021 and December 31, 2020	114,575	99,281
Preferred stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	1,000	1,000
Additional paid in capital	123,951,169	117,540,557
Accumulated deficit	(101,894,084)	(97,972,041)
Total Stockholders' Equity	22,172,660	19,668,797
Total Liabilities and Stockholders' Equity	$50,994,181	$49,351,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues:
Entertainment publicity and marketing	$8,643,244	$5,194,725	$15,820,361	$11,828,525
Content production	—	—	—	—
Total revenues	8,643,244	5,194,725	15,820,361	11,828,525

Operating expenses:
Direct costs	833,511	656,849	1,583,931	1,285,361
Payroll and benefits	5,622,468	2,879,073	10,892,831	7,779,939
Selling, general and administrative	1,194,704	978,527	2,718,658	2,223,345
Depreciation and amortization	478,270	496,461	960,982	1,017,464
Legal and professional	457,998	362,853	802,606	572,314
Total expenses	8,586,951	5,373,763	16,959,008	12,878,423

Income (loss) from operations	56,293	(179,038)	(1,138,647)	(1,049,898)

Other income (expenses):
Gain on extinguishment of debt, net	1,012,973	—	955,610	3,259,866
Loss on disposal of fixed assets	(48,461)	—	(48,461)	—
Loss on the deconsolidation of Max Steel VIE	—	—	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	268,974	(696,420)	(602,475)	(548,961)
Change in fair value of warrants	65,000	(483,519)	(2,497,877)	(411,004)
Change in fair value of put rights	—	47,070	(71,106)	1,517,810
Change in fair value of contingent consideration	165,000	(573,000)	(200,000)	(470,000)
Acquisition costs	—	—	(22,907)	—
Interest expense and debt amortization	(169,837)	(1,058,694)	(335,031)	(1,682,976)
Total other income (expense), net	1,293,649	(2,764,563)	(2,822,247)	180,144

Income (loss) before income taxes	1,349,942	(2,943,601)	(3,960,894)	(869,754)

Income tax benefit	—	—	38,851	—

Net income (loss)	$1,349,942	$(2,943,601)	$(3,922,043)	$(869,754)

Earnings (loss) per share:
Basic	$0.17	$(0.62)	$(0.53)	$(0.20)
Diluted	$0.13	$(0.62)	$(0.53)	$(0.46)

Weighted average number of shares outstanding:
Basic	7,664,000	4,719,241	7,456,360	4,363,742
Diluted	7,913,396	4,719,241	7,456,360	5,214,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,922,043)	$(869,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	960,982	1,017,464
Loss on deconsolidation of Max Steel VIE	—	1,484,591
Beneficial conversion feature of convertible notes payable	—	1,227,993
Interest owed on convertible debt settled with shares of common stock upon conversion	—	10,812
Amortization of debt discount	—	59,726
Gain on extinguishment of debt	(955,610)	(3,259,866)
Impairment of fixed assets	48,461	—
Impairment of capitalized production costs	20,000	—
Bad debt and recovery of account receivable written off, net	84,673	192,471
Change in fair value of put rights	71,106	(1,517,810)
Change in fair value of contingent consideration	200,000	470,000
Change in fair value of warrants	2,497,877	411,004
Change in fair value of notes payable and derivative instruments	602,475	548,961
Change in deferred tax	(38,851)	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(326,917)	866,799
Other current assets	(91,389)	(114,632)
Capitalized production costs, net	(95,829)	(71,539)
Deposits and other assets	(6,516)	(96,137)
Contract liability	1,263,714	60,586
Accounts payable	(434,996)	134,009
Accrued interest – related party	(64,894)	—
Lease liability, net	26,750	47,130
Other current liabilities	191,067	114,258
Net cash provided by operating activities	30,060	716,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(7,723)
Acquisition of B/HI Communications, Inc, net of cash acquired	(525,856)	—
Acquisition of Shore Fire Media, Ltd, net of cash acquired	—	(624,836)
Acquisition of Viewpoint, net of cash acquired	—	(250,000)
Net cash used in investing activities	(525,856)	(882,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	—	(600,033)
Proceeds from convertible notes payable	3,050,000	2,395,000
Repayment of convertible notes payable	—	(1,202,064)
Repayment of term loan	(200,065)
Repayment of notes payable	(46,798)	(42,803)
Proceeds from PPP loans	—	2,795,700
Exercise of put rights	(1,015,135)	(459,700)
Proceeds from sale of common stock through registered direct offering	—	7,644,350
Net cash provided by financing activities	1,788,002	10,530,450

Net increase in cash and cash equivalents	1,292,206	10,363,957
Cash and cash equivalents and restricted cash, beginning of period	8,637,376	2,910,338
Cash and cash equivalents and restricted cash, end of period	$9,929,582	$13,274,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the six months ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$311,151	$208,742

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Principal balance of convertible notes converted into shares of common stock	$2,545,000	$2,650,000
Issuance of shares of common stock related to the acquisitions	$350,000	$—
Put rights exchanged for shares of common stock	$600,000	$—
Interest on notes paid in stock	$8,611	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	For the six months ended June 30,
	2021	2020

Cash and cash equivalents	$9,252,228	$12,560,206
Restricted cash	677,354	714,089
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,929,582	$13,274,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and six months ended June 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(5,271,985)	(5,271,985)
Issuance of shares related to conversion of note payable	—	—	663,155	9,948	2,543,664	—	2,553,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Consideration for acquisition of B/HI Communications, Inc			—	—	31,158	—	31,158
Issuance of shares related to exchange of Put Rights for stock	—	—	77,519	1,163	356,199	—	357,362
Shares retired from exercise of puts	—	—	(3,254)	(51)	51	—	—
Balance March 31, 2021	50,000	$1,000	7,605,477	$114,080	$123,615,767	$(103,244,026)	$20,486,821
Net income for the three months ended June 30, 2021	—	—	—	—	—	1,349,942	1,349,942
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	37,847	568	348,759	—	349,327
Shares retired from exercise of puts	—	—	(15,093)	(227)	(13,203)	—	(13,430)
Balance June 30, 2021	50,000	$1,000	7,638,469	$114,575	$123,951,169	$(101,894,084)	$22,172,660

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and six months ended June 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	3,578,580	$53,679	$106,680,619	$(97,158,766)	$9,576,532
Net income for the three month ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	49,747	746	(746)	—	—
Issuance of shares related to financing agreement	—	—	10,000	150	(150)	—	—
Beneficial conversion of convertible promissory note			—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	375,562	5,633	1,169,788	—	1,175,421
Shares retired from exercise of puts	—	—	(6,507)	(98)	(1,637,102)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	4,007,382	$60,110	$106,514,190	$(93,959,002)	$12,616,298
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(2,943,601)	(2,943,601)
Issuance of shares related to acquisition of Viewpoint	—	—	685	10	(10)	—	—
Issuance of shares related to conversion of notes payable	—	—	473,900	7,109	1,288,951	—	1,296,060
Beneficial conversion of convertible promissory note	—	—	—	—	856,863	—	856,863
Issuance of shares related to cashless exercise of warrants	—	—	75,403	1,131	368,344	—	369,475
Issuance of earnout shares to sellers of 42West	—	—	186,573	2,799	(302,799)	—	(300,000)
Issuance of shares related to direct registered sale of common stock	—	—	1,580,000	23,700	7,620,650	—	7,644,350
Shares retired from exercise of puts	—	—	(2,162)	(32)	32	—	—
Balance June 30, 2020	50,000	$1,000	6,321,781	$94,827	$116,346,221	$(96,902,603)	$19,539,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”) and B/HI Communications, Inc. (“B/HI”), the Company provides expert strategic marketing and publicity services to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands. The strategic acquisitions of 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI bring together premium marketing services, including digital and social media marketing capabilities, with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (“COVID-19”) as a pandemic, and it has spread throughout the United States. The pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of a new Delta variant of COVID-19, which appears to be causing an increase in COVID-19 cases. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue, particularly if vaccination rates do not quickly increase or if additional, potent variants emerge. It is unclear how long a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it.

The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Since the outbreak of COVID-19 began and public and private sector measures to reduce its transmission were implemented, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, the demand for certain of the services the Company offers was adversely affected resulting in decreased revenues and cash flows.

One of our subsidiaries operates in the food and hospitality sector, which was negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels. Similarly, another subsidiary represents talent, such as actors, directors and producers, and revenues from these clients was negatively impacted by the suspension of content production. The television and streaming consumption around the globe has increased since the outbreak of COVID-19, as well as the demand for consumer products. Revenues from the marketing of these shows and products somewhat offset the decrease in revenue from the sectors discussed above.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Through our acquisition of Be Social, the Company assumed a PPP Loan of $304,169. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for forgiveness of all PPP Loans received. On June 28, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for 42West and Dolphin, which in aggregate amounted to $1.1 million. Subsequent to June 30, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for Viewpoint and Shore Fire, which in aggregate amounted to $0.8 million. In addition, subsequent to June 30, 2021, the Company applied for forgiveness of the PPP Loans relating to The Door and Be Social; which are still outstanding as of the date of this quarterly report on form 10-Q.

Depending on the extent and duration of the pandemic and the related economic impacts, COVID-19 may continue to impact our business and financial results, as well as significant judgments and estimates, including those related to goodwill and other asset impairments and allowances for doubtful accounts.

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

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company has included JB Believe, LLC formed on December 4, 2012 in the State of Florida in its condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 as a VIE.

On November 23, 2020, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the authorized, issued and outstanding shares of the Common Stock. The Reverse Stock Split was effective as of 12:01 a.m. (Eastern Time) on November 27, 2020 (the “Effective Time”). At the Effective Time, the number of authorized shares of Common Stock was reduced from 200,000,000 shares to 40,000,000. The par value per share of Common Stock remains unchanged. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of Common Stock. All references to Common Stock or common stock price in these condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, and it results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Reclassifications

Reclassifications have been made to our unaudited condensed consolidated financial statements for the prior period to conform to classifications used in 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to estimates of sales returns and other allowances, provisions for doubtful accounts and impairment assessments for goodwill and intangible assets. Actual results could differ materially from such estimates.

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

Update to Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Significant changes to our accounting policies as a result of adopting ASU 2020-06 during the six months ended June 30, 2021 is discussed below. There were no significant changes to our accounting policies during the three months ended June 30, 2021.

Convertible Notes

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised derivative scope exception and (iii) provided targeted improvements for EPS. The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of June 30, 2021.

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

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” to simplify the accounting for income taxes by removing certain exceptions and amending certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This amended guidance was effective for the Company beginning January 1, 2021. The Company adopted this new guidance on January 1, 2021 without a material impact on its condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

NOTE 2 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company has suffered recurring losses, including a net loss of $3,922,043 for the six months ended June 30, 2021, and had an accumulated deficit of $101,894,084 as of June 30, 2021. Several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19. As these industries continue to gradually reopen, we have seen signs of improvement on demand for their services. We have noted an increase in demand for our services and noted signs of improvement in the results of our operations; for the three months ended June 30, 2021 we noted increased revenues as compared to the same period in prior year, cash flows from operations and reported net income.

Since the beginning of the pandemic, the Company implemented certain measures to mitigate the effects of the pandemic on the Company, such as a freezes on hiring, salary reductions, staff reductions and cuts in non-essential spending. In addition, the Company has taken other measures to strengthen its financial position, which is evidenced by a positive working capital as of June 30, 2021.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2021, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company has a balance of $20,015,800 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires goodwill to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2020	$19,627,856
Measurement period adjustments(1)	(82,651)
Business Acquisitions(2)	470,595
Balance as of June 30, 2021	$20,015,800

———————

(1)	Working Capital adjustment recorded in (June 2021) in connection with the Be Social acquisition. (See Note 4)
(2)	Acquisition of B/HI in January 2021.

Intangible Assets

Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$4,327,902	$3,962,098	$8,130,000	$3,787,406	$4,342,593
Trademarks and trade names	4,490,000	1,570,035	2,919,965	4,440,000	1,330,535	3,109,465
Non-compete agreements	690,000	640,000	50,000	630,000	630,000	—
	$13,470,000	$6,537,937	$6,932,063	$13,200,000	$5,747,941	$7,452,059

Amortization expense associated with the Company’s intangible assets was $394,998 and $400,078 for the three months ended June 30, 2021 and 2020, respectively, and $789,996 and $830,990 for the six months ended June 30, 2021 and 2020, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Amortization expense related to intangible assets for the next five years is as follows:

2021 (July 1 through December 31, 2021)	$789,995
2022	1,367,330
2023	1,152,421
2024	991,715
2025	961,373
Thereafter	1,669,229
Total	$6,932,063

NOTE 4 — MERGERS AND ACQUISITIONS

B/HI Communications, Inc.

On January 8, 2021, but effective January 1, 2021, the Company acquired all of the issued and outstanding shares of B/HI, a California corporation, (the “B/HI Purchase”) pursuant to a share purchase agreement (the “B/HI Share Purchase Agreement”) between the Company and Dean G. Bender and Janice L. Bender, as co-trustees of the Bender Family Trust dated May 6, 2013 (collectively, the “B/HI Sellers). B/HI is an entertainment public relations agency that specializes in corporate and product communications programs for interactive gaming, esports, entertainment content and consumer product organizations.

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

The following table summarizes the provisional fair value of the consideration transferred:

Payments made to settle final indebtedness, net of minimum operating cash as defined in the B/HI Share Purchase Agreement	$575,856
Provisional working capital adjustment	192,986
Provisional amount of Common Stock to be issued to the B/HI Sellers	31,158
Provisional fair value of the consideration transferred	$800,000

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
JUNE 30, 2021

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

Unaudited Pro Forma Consolidated Statements of Operations

For the three and six months ended June 30, 2021, the Company’s statements of operations includes revenue pertaining to B/HI amounting to $818,408 and $1,426,841, respectively, and net income of $138,161 and $157,069, respectively. The following represents the Company’s unaudited pro forma consolidated operations after giving effect to the Be Social and B/HI acquisitions for the three and six months ended June 30, 2020 as if the Company had completed both acquisitions on January 1, 2020 and its results had been included in the consolidated results of the Company for the three and six months ending June 30, 2020.

	Three Months ended	Six Months ended
	June 30, 2020	June 30, 2020
Revenues	$6,161,800	$13,943,911
Net loss	$(3,196,376)	$(1,427,558)

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

Be Social

In August 2020, the Company acquired all of the issued and outstanding membership interest of Be Social. During the three and six months ended June 30, 2021, the Company recorded a measurement period adjustment amounting to $82,651 of working capital adjustments.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 5 — DEBT

Total debt of the Company was as follows as of June 30, 2021 and December 31, 2020:

Debt Type	June 30, 2021	December 31, 2020
Convertible notes payable	$3,050,000	$1,445,000
Convertible notes payable - fair value option	1,029,766	1,527,293
Notes payable	1,226,596	1,273,394
Term loan	700,227	900,292
Paycheck Protection Program loans	2,037,569	3,099,869
Total debt	$8,044,158	$8,245,848
Less current portion of debt	(1,851,669)	(2,909,479)
Noncurrent portion of debt	$6,192,489	$5,336,369

The table below details the maturity dates for the Company’s debt as of June 30, 2021:

Debt Type	Maturity Date	2021	2022	2023	2024	2025	Thereafter
Convertible notes payable	Ranging between March 2023 and March 2030	$—	$—	$3,050,000	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between June 2021 and December 2023	49,953	307,685	868,960	—	—	—
Term loan Bank United	March 31, 2023	200,065	400,130	100,032	—	—	—
Paycheck Protection Program loans	Ranging between April 2022 and May 5, 2022	339,595	1,018,784	679,190	—	—	—
		$589,613	$1,726,599	$4,698,182	$—	$—	$500,000

Convertible Notes Payable

On March 2021, April 2021 and June 2021 the Company issued seven convertible promissory notes to four noteholders in the aggregate amount of $3,050,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock but not at a price less than $2.50 per share.

During the six months ended June 30, 2021, the holders of five convertible notes issued during 2020 converted the principal balance of $1,445,000 plus accrued interest of $8,611 into 381,601 shares of Common Stock at conversion prices ranging between $3.69 and $3.96 per share.

The Company recorded interest expense related to these convertible notes payable of $15,565 and $42,482 during the three and six months ended June 30, 2021, respectively, and made cash interest payments amounting to $31,149 during the six months ended June 30, 2021 related to the convertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

As of June 30, 2021 and December 31, 2020, the principal balance of the convertible promissory notes of $3,050,000 and $1,445,000, respectively, was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

The following is a summary of the Company’s convertible notes payable as of June 30, 2021:

			Fair Value
	Principal Amount	Net Carrying Amount	Amount	Level

10% convertible notes due in March 2023	$150,000	$150,000	$153,000	3
10% convertible notes due in April 2023	1,050,000	1,050,000	1,120,000	3
10% convertible notes due in June 2023	1,850,000	1,850,000	1,840,000	3
	$3,050,000	$3,050,000	$3,113,000

Convertible Notes Payable at Fair Value

The Company had convertible promissory notes outstanding with aggregate principal amounts of $1,600,000 as of December 31, 2020 for which it elected the fair value option. As such, the estimated fair value of each note was recorded on their respective issue dates. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

On each of January 13, 2021 and January 27, 2021, notes with a remaining aggregate principal balance of $1,100,000 were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share. The Company had a balance of $1,029,766 and 947,293 in noncurrent liabilities as of June 30, 2021 and December 31, 2020, respectively, and $580,000 in current liabilities as of December 31, 2020 recorded on its condensed consolidated balance sheets related to the convertible promissory notes measured at fair value. The Company recorded a gain in fair value of $268,974 and a loss in fair value of $696,420 for the three months ended June 30, 2021 and 2020, respectively, and losses in fair value of $602,475 and $548,961 for the six months ended June 30, 2021 and 2020, respectively, on its condensed consolidated statements of operations.

The Company recorded interest expense of $9,863 and $19,726 in its condensed consolidated statements of operations during the three and six months ended June 30, 2021, respectively, and made cash interest payments amounting to $19,726 during the six months ended June 30, 2021 related to these convertible promissory notes.

Nonconvertible Promissory Notes

As of June 30, 2021, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1.4 million, which bear interest at a rate of 10% per annum and mature between January 15, 2022 and December 10, 2023.

As of June 30, 2021 and December 31, 2020, the Company had a balance of $302,455 and $846,749, respectively, recorded as current liabilities and $924,141 and $426,645, respectively in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes. The Company recorded interest expense related to these nonconvertible promissory notes of $30,927 and $33,347 for the three months ended June 30, 2021 and 2020, respectively, and $62,449 and $67,230 for the six months ended June 30, 2021 and 2020, respectively. The Company made interest payments of $62,726 and $67,230 during the six months ended June 30, 2021 and 2020, respectively, related to the nonconvertible promissory notes.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a three-year term loan (the “Term Loan”) with Bank United, N.A, which bears interest at a rate of 0.75% points over the Lender’s Prime Rate, provides for monthly repayment of principal and interest and matures on March 15, 2023. As of June 30, 2021, the outstanding balance on the Term Loan was $700,227.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The Term Loan contains both customary affirmative and negative covenants. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, the Company believes it is out of compliance with certain debt covenants as of and for the three and six months ended June 30, 2021. As such, the Company classified the entire balance of the Term Loan in current liabilities on its condensed consolidated balance sheet as of June 30, 2021.

Paycheck Protection Program Loan

In April 2020, the Company and its subsidiaries received an aggregate amount of $2.8 million of PPP Loans established under the CARES Act. Through our acquisition of Be Social in August 2020, the Company assumed a PPP Loan of $304,169. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for forgiveness of all PPP Loans received. On June 28, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for 42West and Dolphin, which in aggregate amounted to $1.1 million and was recorded as a gain on extinguishment of debt on its condensed consolidated statements of operations for the three and six months ended June 30, 2021. Subsequent to June 30, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for Viewpoint and Shore Fire, which in aggregate amounted to $0.8 million. As of the date of these condensed consolidated financial statements, the Company is awaiting the outcome of its applications for forgiveness of the PPP Loans for the Door and Be Social.

As of June 30, 2021, the current and noncurrent portion of the loan were $848,987 and $1,188,582, respectively.

NOTE 6 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), previously advanced funds for working capital to Dolphin Films. In prior years, Dolphin Films entered into a promissory note with DE LLC (the “Original DE LLC Note”) in the principal amount of $1,009,624, which was payable on demand. On June 15, 2021 the Company exchanged the Original DE LLC Note for a new note maturing on July 31, 2023 (“New DE LLC Note”). Other than the change in maturity date, there were no other changes to the principal, interest or any other terms of the Original DE LLC Note.

For the three and six months ended June 30, 2021, the Company did not repay any principal balance of the New DE LLC Note. The Company recorded interest expense related to the New DE LLC Note amounting to $27,621 for both the three months ended June 30, 2021 and 2020, and $54,938 and $55,242 for the six months ended June 30, 2021 and 2020, respectively.

As of both June 30, 2021 and December 31, 2020, the Company had a principal balance of $1,107,873, and accrued interest amounted to $26,683 as of December 31, 2020. During the three and six months ended June 30, 2021, the Company made cash payments for interest amounting to $81,621; as a result, there is no accrued interest relating to the New DE LLC Note on its condensed consolidated balance sheets as of June 30, 2021.

NOTE 7 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition, the Company entered into put agreements, pursuant to which it granted Put Rights to the sellers and certain 42West employees. During the six months ended June 30, 2021, the sellers and certain employees exercised their Put Rights for an aggregate amount of 22,867 shares of Common Stock and were paid $1,015,135 for Put Rights. An additional $600,000 of put rights were converted into 115,366 shares of Common Stock during the six months ended June 30, 2021. As of June 30, 2021, there were no amounts due to the sellers of 42West and certain 42West employees from the exercise of these Put Rights.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following is a reconciliation of the fair value of the Put Rights from December 31, 2020 to June 30, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$1,544,029
Put rights paid in 2021	(1,015,135)
Loss in fair value reported in condensed consolidated the statements of operations	71,106
Put rights converted into common stock	(600,000)
Ending fair value of put rights reported in the condensed consolidated balance sheet at June 30, 2021	$–

Contingent consideration

The Company records the fair value of the contingent consideration liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations.

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

	The Door		Be Social
Inputs	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.06%	0.16%	0.16% – 0.36%	0.13% - 0.17%
Annual Asset Volatility Estimate	82.5%	60.0%	87.5%	73.5%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to June 30, 2021:

	The Door	Be Social
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$370,000	$160,000
Loss in fair value reported in the condensed consolidated statements of operations	180,000	20,000
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2021	$550,000	$180,000

Contingent Consideration – B/HI

In connection with the Company’s acquisition of B/HI, the seller of B/HI has the potential to earn up to $1,200,000 of contingent consideration, of which 50% is payable in cash, and 50% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of B/HI over the fiscal years ending December 31, 2021 and 2022. Management estimated the fair value of the contingent consideration to be a di minimis amount as of June 30, 2021.

Fair Value Option (“FVO”) Election – Convertible notes payable and freestanding warrants

2020 convertible notes payable

During 2020, the Company issued three convertible notes payable: a convertible note with a principal amount of $1.3 million (the “January 3rd Note”), face value of $500,000 (the “March 4th Note”) and face value of $560,000 (the “March 25th Note”) (together “the 2020 convertible notes”), which are all accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible notes and derivative liabilities”.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The 2020 convertible notes are measured at fair value categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to June 30, 2021:

	January 3rd Note	March 4th Note	March 25th Note
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$436,155	$511,136	$580,000
(Gain) loss in fair value reported in the condensed consolidated statements of operations	103,845	518,630	(20,000)
Exercised during the six months ended June 30, 2021	(540,000)	—	(560,000)
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2021	$—	$1,029,766	$—

The estimated fair value of the January 3rd Note and the March 25th Note was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the note reflects management’s own assumptions about the assumptions that market participants would use in valuing the note as of the acquisition date and subsequent reporting periods.

The estimated fair value of the March 4th Note as of June 30, 2021 and as of December 31, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumptions - March 4th Note	June 30, 2021	December 31, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$9.34	$3.40
Expected term (years)	8.68	9.18
Volatility	100%	100%
Risk free rate	1.34%	0.93%

Warrants

During the six months ended June 30, 2021, the Series E, F, G, and H Warrants were all exercised and the Company issued 146,027 shares of Common Stock via a cashless exercise formula pursuant to the warrant agreement.

The warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to June 30, 2021:

Fair Value:	Series E, F, G and H	Series I
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$400,000	$50,000
Loss in fair value reported in the condensed consolidated statements of operations	2,397,877	100,000
Exercise of warrants during the six months ended June 30, 2021	(2,797,877)	—
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2021	$—	$150,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	June 30, 2020	December 31, 2020
Aggregate Fair Value	$150,000	$50,000
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$9.34	$3.40
Expected term (years)	4.17	4.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	0.70%	0.31%

Term Loan and PPP Loans

The estimated fair value of the Term Loan and PPP Loans approximates their carrying amount based on the arrangement of the financing of the debt and pursuant to the terms of the CARES ACT, respectively. The Company applied for the PPP Loans to be forgiven by the SBA. (See Note 5)

NOTE 8 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. As of June 30, 2021 and December 31, 2020, the Company had balances of $3,175,917 and $1,855,209, respectively, in contract liabilities in its condensed consolidated balance sheets.

NOTE 9 —VARIABLE INTEREST ENTITIES

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and six months ended June 30, 2021 and 2020. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC
(in USD)	For the three months ended June 30, 2021		For the three months ended June 30, 2020		For the six months ended June 30, 2021		For the six months ended June 30, 2020		As of June 30, 2021	As of December 31, 2020
Assets	$	n/a	$	n/a	$	n/a	$	n/a	$251,671	$190,347
Liabilities	$	n/a	$	n/a	$	n/a	$	n/a	$(6,750,088)	$(6,749,914)
Revenues		$—		$—		$—		—	n/a	n/a
Expenses		$—		$—		$—		—	n/a	n/a

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

JB Believe LLC (“Believe”), an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the three and six months ended June 30, 2021 and 2020, the Company did not record any revenues related to the distribution of Believe. The capitalized production costs related to Believe were either amortized or impaired in previous years. Believe’s primary liability is to the Company which it owes $6,301,314 and eliminates in consolidation.

NOTE 10 — STOCKHOLDERS’ EQUITY

A.	Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Company’s Board of Directors (the “Board”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On July 6, 2017, the Company amended its Articles of Incorporation to designate 50,000 preferred shares as Series C with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. Pursuant to the Certificate of Designation of the Series C, each share of Series C will be convertible into one share of Common Stock, subject to adjustment for each issuance of Common Stock upon the occurrence of certain event(s) described in further detail in “Note 16: Stockholders’ Equity” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board determined that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of June 30, 2021 is convertible into 4,738,940 shares of Common Stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 14,216,819 votes, which are equal to approximately 65% of the voting securities of the Company.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

B.	Common Stock

The following table summarizes the movement of the common stock outstanding for the six months ended June 30, 2020:

Common Stock Outstanding	Shares
Balance at December 31, 2020	6,618,785
Issuance of shares:
Conversion of note payable	663,155
Cashless exercise of warrants	146,027
Issued to seller of Be Social	103,245
Exchange of Put Rights for stock	115,366
Issued to seller of The Door	10,238
Shares retired from exercise of puts	(18,347)
Balance at June 30, 2021	7,638,469

C.	Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). During the three and six months ended June 30, 2021 and 2020, the Company did not issue any Awards under the 2017 Plan.

NOTE 11 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$1,349,942	$(2,943,601)	$(3,922,043)	$(869,754)
Net income attributable to participating securities	8,750	—	—	—
Net income (loss) attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings (loss) per share	1,341,192	(2,943,601)	(3,922,043)	(869,754)
Change in fair value of put rights	—	—	—	(1,517,810)
Change in fair value of derivative liability	(268,974)	—	—	—
Change in fair value of warrants	(65,000)	—	—	—
Interest expense	36,862	—	—	—
Numerator for diluted earnings (loss) per share	$1,044,080	$(2,943,601)	$(3,922,043)	$(2,387,564)

Denominator
Denominator for basic EPS - weighted-average shares	7,664,000	4,719,241	7,456,360	4,363,742
Effect of dilutive securities:
Put rights	—	—	—	850,613
Warrants	11,913	—	—	—
Convertible notes payable	237,483	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	7,913,396	4,719,241	7,456,360	5,214,355

Basic earnings (loss) per share	$0.17	$(0.62)	$(0.53)	$(0.20)
Diluted earnings (loss) per share	$0.13	$(0.62)	$(0.53)	$(0.46)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Basic earnings (loss) per share is computed by dividing income (loss) attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings (loss) per share assumes that any dilutive equity instruments, such as put rights, warrants and convertible notes payable were exercised and outstanding Common Stock adjusted accordingly.

Certain of the Company’s convertible notes payable and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of Common Stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. For the three months ended June 30, 2021, the Company attributed $8,750 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating earnings per share. For the six months ended June 30, 2021 and the three and six months ended June 30, 2020, the Company had a net loss, and as such, the two-class method is not presented since the securities do not participate in losses.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted earnings (loss) per share, the related change in the fair value of Put Right liability recognized in the condensed consolidated statements of operations for the period, is added back or subtracted from net income (loss) during the period. The denominator for calculating diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income (loss) due to the decrease in the fair value of the Put Right liability during the three and six months ended June 30, 2021 and 2020 is subtracted from net income (loss). The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts.

For the three months ended June 30, 2021, convertible promissory notes and warrants were included in the calculation of fully diluted earnings per share using the if-converted method that assumes the convertible promissory notes are converted at the beginning of the reporting period using the average market price for the three months ended June 30, 2021 of the Common Stock. For the six months ended June 30, 2021 and the three and six months ended June 30, 2020, the convertible promissory notes and warrants in the aggregate amount of 304,613, 2,061,635 and 3,177,253 shares of Common Stock, respectively, were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 12 — WARRANTS

A summary of warrants outstanding at December 31, 2020 and issued, exercised and expired during the six months ended June 30, 2021 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2020	221,513	$7.08
Issued	—	—
Exercised	(166,072)	0.00
Expired	(35,441)	23.70
Balance at June 30, 2021	20,000	$3.91

On March 4, 2020, in connection with the March 4th Note, the Company issued Series “I” Warrant to purchase up to 20,000 shares of Common Stock at a purchase price of $3.91 per share. The warrants become exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded an income of $65,000 and a loss of $100,000 in its condensed consolidated statements of operations due to change in fair value for the three and six months ending June 30, 2021, respectively. The fair value recorded on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 was $150,000 and $50,000, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The Company recorded a loss of $2,397,877 in its condensed consolidated statements of operations due to change in fair value for the six months ending June 30, 2021 in connection with the Series E, F, G and H warrants which were exercised in March 2021 using a cashless exercise formula pursuant to the warrant agreement.

NOTE 13 — RELATED PARTY TRANSACTIONS

On September 7, 2012, the Company entered into an employment agreement with its CEO, which provides for annual compensation of $250,000 and an annual discretionary bonus as determined by the Board. Unpaid compensation accrues interest at a rate of 10% per annum. In 2019, the Compensation Committee approved an increase in Mr. O’Dowd’s annual salary to $300,000. On May 17, 2021, the Compensation Committee of the Board approved an increase in the base salary of Mr. O’Dowd from $300,000 to $400,000 per year. The increase was effective January 1, 2021.

As of June 30, 2021 and December 31, 2020, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,718,227 and $1,756,438 respectively, in accrued interest in current liabilities on its condensed consolidated balance sheet, related to the CEO’s employment. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 and $65,445 for the three months ended June 30, 2021 and 2020, respectively, and $130,171 and $130,890 for the six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021, the Company paid interest amounting to $168,379 in connection with the accrued compensation to the CEO.

The Company entered into the New DE LLC Note with an entity wholly owned by our CEO. See Note 6 for further discussion.

In connection with the acquisition of 42West, the Company and its CEO, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. During the three and six months ended June 30, 2021, the Company made payments in the amount of $300,000 and $400,000, respectively, to Ms. Leslee Dart, a member of the Board, related to the Put Rights. Pursuant to the terms of one such Put Agreement, Ms. Dart exercised 6,507 Put Rights at a purchase price of $46.10 per share during the six months ended June 30, 2021. As of June 30, 2021, the Company does not owe Ms. Dart any amounts related to the exercise of these Put Rights. On May 16, 2021, Ms. Dart resigned from her position as a member of the Board effective as of such date.

NOTE 14 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPD”) and Content Production Segment (“CPD”). The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. The Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss before other income (expenses) on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $6,932,063 of intangible assets, net of accumulated amortization of $6,537,937, and goodwill of $20,015,800 as of June 30, 2021 to the Entertainment Publicity and Marketing segment. The balances reflected as of June 30, 2020 for Entertainment Publicity and Marketing segment comprise 42West, The Door, Viewpoint, and Shore Fire.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
EPD	$8,643,244	$5,194,725	$15,820,361	$11,828,525
CPD	—	—	—	—
Total	$8,643,244	$5,194,725	$15,820,361	$11,828,525

Segment Operating Income (Loss):
EPD	$1,391,171	$875,831	$602,295	$216,757
CPD	(1,334,878)	(1,054,869)	(1,740,942)	(1,266,655)
Total operating income (loss)	56,293	(179,038)	(1,138,647)	(1,049,898)
Interest expense	(169,837)	(1,058,694)	(335,031)	(1,682,976)
Other income, net	1,463,486	(1,705,869)	(2,487,216)	1,863,120
Income (Loss) before income taxes	$1,349,942	$(2,943,601)	$(3,960,894)	$(869,754)

	As of June 30, 2021	As of December 31, 2020

Total assets:
EPD	$47,699,370	$45,266,315
CPD	3,294,811	4,085,636
Total	$50,994,181	$49,351,951

NOTE 15 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through December 2026. The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2021 and 2020.

Lease costs	Classification	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating lease costs	Selling, general and administrative expenses	$664,315	$554,506	$1,410,843	$1,063,113
Operating lease costs	Direct costs	—	60,861	60,861	121,722
Sublease income	Selling, general and administrative expenses	—	(2,397)	—	(4,794)
Net lease costs		$664,315	$612,970	$1,471,704	$1,180,041

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Lease Payments

For the three and six months ended June 30, 2021, the Company made payments in cash related to its operating leases in the amounts of $663,738 and $1,402,896, respectively.

Future maturities lease payments for operating leases for the remainder of 2021 and thereafter, were as follows:

2021	$1,330,585
2022	2,073,640
2023	1,954,903
2024	1,824,908
2025	1,232,060
Thereafter	940,976
Total lease payments	$9,357,072
Less: Imputed interest	(1,589,059)
Present value of lease liabilities	$7,768,013

As of June 30, 2021, the Company’s weighted average remaining lease terms on its operating lease is 4.44 years and the Company’s weighted average discount rate is 5.79% related to its operating leases.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

Letter of Credit

Pursuant to the lease agreements of 42West’s New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The letter of credit is for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $677,354 pledged as collateral for the letter of credit. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any other claims relating to its outstanding letters of credit as of June 30, 2021.

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

COVID Update

During March 2020, the World Health Organization categorized a novel coronavirus (“COVID-19”) as a pandemic, and it has spread throughout the United States. The pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of a new Delta variant of COVID-19, which appears to be causing an increase in COVID-19 cases. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue, particularly if vaccination rates do not quickly increase or if additional, potent variants emerge. It is unclear how long a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it.

The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Since the outbreak of COVID-19 began and public and private sector measures to reduce its transmission were implemented, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, the demand for certain of the services the Company offers was adversely affected resulting in decreased revenues and cash flows.

One of our subsidiaries operates in the food and hospitality sector, which was negatively impacted by the orders to either suspend or reduce operations of restaurants and hotels. Similarly, another subsidiary represents talent, such as actors, directors and producers, and revenues from these clients was negatively impacted by the suspension of content production. The television and streaming consumption around the globe has increased since the outbreak of COVID-19, as well as the demand for consumer products. Revenues from the marketing of these shows and products somewhat offset the decrease in revenue from the sectors discussed above.

Going Concern

In the audit opinion for our financial statements as of and for the year ended December 31, 2020, our independent registered public accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon our accumulated deficit as of December 31, 2020 and our working capital deficit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has suffered recurring losses, including a net loss of $3,922,043, for the six months ended June 30, 2021, and had an accumulated deficit of $101,894,084 as of June 30, 2021. Several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19. As these industries continue to gradually reopen, we have seen signs of improvement on demand for their services. We have noted an increase in demand for our services and noted signs of improvement in the results of our operations; for the three months ended June 30, 2021 we noted increased revenues, cash flows from operations and reported net income. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management concluded that these factors raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.

Management is planning to raise any necessary additional funds through additional sales of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives; however, there can be no assurance that we will be successful in raising any necessary additional capital or securing loans. If we are unable to raise additional funds from the sale of common stock, securities convertible into our common stock, debt securities, bank and non-bank financing or any combination of such financing securities, we may be forced to curtail our business operations or liquidate.

Revenues

For the three and six months ended June 30, 2021 and 2020, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment.

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

(1)	Direct costs include certain cost of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Selling, general and administrative expenses include all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(3)	Depreciation and amortization include the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(4)	Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

(5)	Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the three and six months ended June 30, 2021 and 2020, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) changes in the fair value of put rights; (3) changes in fair value of contingent consideration; (4) changes in fair value of warrants; (5) changes in fair value of convertible notes and derivative liabilities and (6) interest expense. For the six months ended June 30, 2020, we also had a loss on the deconsolidation of our Max Steel variable interest entity.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2021 as compared to three and six months ended June 30, 2020

Revenues

For the three and six months ended June 30, 2021 and 2020 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Entertainment publicity and marketing	$8,643,244	$5,194,725	$15,820,362	$11,828,525
Total revenue	$8,643,244	$5,194,725	$15,820,362	$11,828,525

Revenues from entertainment publicity and marketing increased by approximately $3.4 million and $3.9 million for the three and six months ended June 30, 2021, as compared to the same periods in the prior year primarily due to the revenues of Be Social, B/HI and increased revenues from all of our subsidiaries, as customers were resuming spending for services we provide. During the three and six months ended June 30, 2020, the Company’s revenues were adversely affected by government-imposed orders to either reduce or completely shut down the in-restaurant service and shut down of movie content production due to COVID-19 that caused our clients to reduce or suspend the services we provided to them. We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles.

Expenses

For the three and six months ended June 30, 2021 and 2020, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Expenses:
Direct costs	$833,511	$656,849	$1,583,931	$1,285,361
Payroll and benefits	5,622,468	2,879,073	10,892,831	7,779,939
Selling, general and administrative	1,194,704	978,527	2,718,658	2,223,345
Depreciation and amortization	478,270	496,461	960,982	1,017,464
Legal and professional	457,998	362,853	802,606	572,314
Total expenses	$8,586,951	$5,373,763	$16,959,008	$12,878,423

Direct costs increased by approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increase in direct costs is primarily related to an increase in Viewpoint’s revenue. Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects.

Payroll expenses increased by approximately $2.7 million and $3.1 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily due to including payroll costs of Be Social acquired in August 2020 and B/HI acquired in January 2021, in the aggregate amount of approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2021. In addition, during the three and six months ended June 30, 2020, the Company made salary and staff reductions related to decreases in revenues due to COVID-19. All employees’ salaries were restored by the three and six months ended June 30, 2021.

Selling, general and administrative expenses increased by approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The increase is primarily related to including the selling, general and administrative costs of Be Social acquired on August 17, 2020 and B/HI acquired on January 1, 2021, for the three and six months ended June 30, 2021.

Legal and professional fees increased by approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 due primarily to including legal and professional fees for Be Social acquired August 17, 2020 and B/HI acquired January 1, 2021 in the three and six months ended June 30, 2021 and consulting and audit fees related to our restatement of the September 30, 2020 10-Q included in our form 10-K filed on April 15, 2021.

Depreciation and amortization remained consistent for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020.

Other Income and Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Other Income and expenses:
Gain on extinguishment of debt, net	$1,012,973	$—	$955,610	$3,259,866
Loss on disposal of fixed assets	(48,461)	—	(48,461)	—
Loss on deconsolidation of Max Steel VIE	—	—	—	1,484,591
Change in fair value of convertible notes and derivative liabilities	268,974	(696,420)	(602,475)	(548,961)
Change in fair value of warrants	65,000	(483,519)	(2,497,877)	(411,004)
Change in fair value of put rights	—	47,070	(71,106)	1,517,810
Change in fair value of contingent consideration	165,000	(573,000)	(200,000)	(470,000)
Acquisition costs	—	—	(22,907)	—
Interest expense and debt amortization	(169,837)	(1,058,694)	(335,031)	(1,682,976)
Total other (expense) income, net	$1,293,649	$(2,764,563)	$(2,822,247)	$180,144

During the three and six months ended June 30, 2021, we recorded a gain on extinguishment of debt of approximately $1.1 million in connection with forgiveness of the PPP Loans of 42West and Dolphin offset by a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock. During the six months ended June 30, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE. In February 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE. As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the six months ended June 30, 2020.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended June 30, 2021 and 2020, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a gain of $0.3 million and a loss of $0.7 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a losses of $0.6 million and a loss of $0.5 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.4 million on our condensed consolidated statement of operations. The fair value of the 2020 warrants that were not exercised increased by approximately $65,000 and we recorded a change in the fair value of the warrants for the three months ended June 30, 2021 for that amount on our condensed consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights decreased by approximately $71,000 for the six months ended June 30, 2021 and increased by approximately $47,100 for the three months ended June 30, 2020 and decreased by approximately $1.5 million for the six months ended June 30, 2020.

Contingent consideration related to our acquisitions of The Door and Be Social was recorded at fair value on our condensed consolidated balance sheet as of the respective acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations. The fair value of the contingent consideration increased by approximately $0.1 million and decreased $0.6 million for the three and six months ended June 30, 2021, respectively, and decreased by approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

Interest expense and debt amortization expense decreased by approximately:

•	$0.03 million and $0.2 million for the three and six months ended June 30, 2021 as compared to the same periods in prior year primarily due to convertible notes that converted during the three and six months ended June 30, 2021; and
•	$0.9 million and $1.2 million of debt amortization recorded during the three and six months ended June 30, 2020, related to beneficial conversion features of certain convertible notes payable converted during that period.

Income Taxes

We recorded an income tax benefit of $38,851 for the six months ending June 30, 2021. There was no income tax expense or benefit for the three months ended June 30, 2021 and for the three and six months ended June 30, 2020. The income tax benefit is due to a reduction of the valuation allowance against the deferred tax liability recorded as a result of the B/HI acquisition.

Net Income (Loss)

Net income was approximately $1.3 million or $0.17 per share based on 7,664,000 weighted average shares outstanding for basic earnings per share and $0.13 per share based on 7,913,396 weighted average shares outstanding for fully diluted earnings per share, respectively for the three months ended June 30, 2021. Net loss was approximately $(2.9) million or $0.62 per share based on 4,719,241 weighted average shares outstanding for both basic and fully diluted loss per share for the three months ended June 30, 2020. The change in net income (loss) for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, is related to the factors discussed above.

Net loss was approximately $(3.9) million or $(0.53) per share based on 7,456,360 weighted average shares outstanding for both basic and fully diluted loss per share for the six months ended June 30, 2020. Net loss was approximately $(0.9) million or $(0.20) per share based on 4,363,742 weighted average shares outstanding for basic loss per share and $(0.46) per share based on 5,214,355 weighted average shares outstanding on a fully diluted basis for the six months ended June 30, 2020. The change in net loss for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2021	2020
Statement of Cash Flows Data:
Net cash provided by operating activities	$30,060	$716,066
Net cash used in investing activities	(525,856)	(882,559)
Net cash provided by financing activities	1,788,002	10,530,450
Net increase in cash	1,292,206	10,363,957

Cash, beginning of period	8,637,376	2,910,338
Cash, end of period	$9,929,582	$13,274,295

Operating Activities

Cash flows provided by operating activities was $30,060 for six months ended June 30, 2021, a decrease of $0.7 million from $0.7 million for six months ended June 30, 2020.

Our net loss of $3.9 million for six months ended June 30, 2021 was adjusted for the following items to arrive at cash provided by operating activities:

•	$3.3 million of non-cash items such changes in the fair value of liabilities;
•	$0.5 million of changes in operating assets and liabilities and
•	$1.1 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs.

The above were offset by a

•	$1.0 million of a gain on extinguishment of debt, primarily related to the forgiveness of PPP Loans.

Our net loss of $0.9 million for six months ended June 30, 2020 was adjusted for the following items to arrive at cash provided by operating activities:

•	$1.5 million non-cash loss on deconsolidation of the Max Steel VIE;
•	$1.3 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs;

•	$1.2 million primarily for the beneficial conversion feature related to convertible notes payable and
•	$0.9 million of changes in operating assets and liabilities.

The above were offset by a

•	$3.3 million gain on extinguishment of debt, primarily related to the Max Steel VIE and
•	$0.1 million of non-cash items such changes in the fair value of liabilities

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired.

Cash flows used in investing activities for the six months ended June 30, 2020 were $0.9 million and pertained primarily to $0.6 million and $0.3 million in connection with the acquisitions of Shore Fire and Viewpoint, respectively.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2021 were $1.8 million which mainly related to:

Inflows:

•	$3.1 million of proceeds from convertible notes payable.

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.2 million of repayment of the term loan; and
•	$46,800 of repayment of notes payable

Cash flows provided by financing activities for the six months ended June 30, 2020 were $10.5 million, which mainly related to:

Inflows:

•	$7.6 million of proceeds from the sale of Common Stock through registered direct offering;
•	$2.8 million of proceeds from PPP Loans; and
•	$2.4 million proceeds from convertible notes payable.

Outflows:

•	$1.2 million of repayment of convertible notes;
•	$0.6 million of repayment of the line of credit;
•	$0.5 million from the exercise of put rights; and
•	$42,800 of repayment of notes payable.

An accumulated deficit of $101.9 million as of June 30, 2021, and net losses of $3,922,043 for the six months ended June 30, 2021, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management is planning to raise any necessary additional funds through additional issuances of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of our common stock or securities convertible into our common stock would further dilute the equity interests of our existing shareholders, perhaps substantially.

Our subsidiaries operate in industries that were adversely affected by the government mandated shelter-in-place, stay-at-home and work-from-home orders as a result of the novel coronavirus COVID-19. During 2021, we received $3.1 million of convertible notes payable. In addition, in the three months ended June 30, 2021, we received notifications of the forgiveness of the PPP Loans of 42West and Dolphin, which amounted to $1.1 million. In July 2021, we received notification of the forgiveness of two other PPP Loans in the amount of approximately $0.8 million. We have submitted applications for forgiveness for all other PPP Loans, which amount to $1.2 million. The loans are unsecured and all or a portion of the loans may be forgiven upon application to the lender for certain expenditure amounts made, including payroll costs, in accordance with the requirements under the PPP. There is no assurance that the remaining obligations under these loans will be forgiven.

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

As of June 30, 2021, our total debt was approximately $8.0 million, which includes $2.0 million of PPP Loans. As of the date these condensed consolidated financial statements were issued, the SBA has forgiven approximately $0.8 million of these PPP loans and we have applied for forgiveness for two additional PPP loans in the aggregate amount of $1.2 million. Our total stockholders’ equity was approximately $22.2 million.

Financing Arrangements

Term Loan

42West and The Door, as co-borrowers, entered into a three-year term loan (the “Term Loan”) with Bank United, N.A, which bears interest at a rate of 0.75% points over the Lender’s Prime Rate, provides for monthly repayment of principal and interest and matures on March 15, 2023. As of June 30, 2021, the outstanding balance on the Term Loan was $700,227.

The Term Loan contains both customary affirmative and negative covenants. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, we believe we are out of compliance with certain debt covenants as of and for the three and six months ended June 30, 2021. As such, we classified the entire balance of the Term Loan in current liabilities on our condensed consolidated balance sheet as of June 30, 2021.

Promissory Notes

Convertible Notes Payable

On March 2021, April 2021 and June 2021 we issued seven convertible promissory notes to four noteholders in the aggregate amount of $3,050,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock.

During the six months ended June 30, 2021, the holders of five convertible notes that were issued in 2020, converted the principal balance of $1,445,000 plus accrued interest of $8,611 into 381,601 shares of Common Stock at conversion prices ranging between $3.69 and $3.96 per share.

We recorded interest expense related to these convertible notes payable of $15,565 and $42,482 during the three and six months ended June 30, 2021, respectively and made cash interest payments amounting to $31,149 during the six months ended June 30, 2021 related to the convertible promissory notes.

As of June 30, 2021 and December 31, 2020, the principal balance of the convertible promissory notes of $3,050,000 and $1,445,000, respectively, was recorded in noncurrent liabilities under the caption convertible promissory notes on our condensed consolidated balance sheets.

Convertible Notes Payable at fair value

We had convertible promissory notes outstanding with aggregate principal amounts of $1,600,000 as of December 31, 2020 for which we elected the fair value option. As such, the estimated fair value of each note was recorded on their respective issue dates. At each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

On each of January 13, 2021 and January 27, 2021, notes with an aggregate principal balance of $1,100,000 were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share. We had a balance of $1,029,766 and 947,293 in noncurrent liabilities as of June 30, 2021 and December 31, 2020, respectively, and $580,000 in current liabilities as of December 31, 2020 recorded on our condensed consolidated balance sheets related to the fair value of these convertible promissory notes. We recorded a gain in fair value of $268,974 and a loss in fair value of $696,420 for the three months ended June 30, 2021 and 2020, respectively, and losses in fair value of $602,475 and $548,961 for the six months ended June 30, 2021 and 2020, respectively, on our condensed consolidated statements of operations.

We recorded interest expense of $9,863 and $19,726 on our condensed consolidated statements of operations during the three and six months ended June 30, 2021, respectively, and made cash interest payments amounting to $19,726 during the six months ended June 30, 2021 related to these convertible promissory notes.

Nonconvertible Promissory Notes

As of June 30, 2021, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1.4 million, which bear interest at a rate of 10% per annum and mature between November 5, 2021 and December 10, 2023.

As of June 30, 2021 and December 31, 2020, we had a balance of $302,455 and $846,749, respectively, recorded as current liabilities and $924,141 and $426,645, respectively in noncurrent liabilities on our condensed consolidated balance sheets related to these nonconvertible promissory notes. We recorded interest expense related to these nonconvertible promissory notes of $30,927 and $33,347 for the three months ended June 30, 2021 and 2020, respectively, and $62,449 and $67,230 for the six months ended June 30, 2021 and 2020, respectively. We made interest payments of $62,726 and $67,230 during the six months ended June 30, 2021 and 2020, respectively, related to the nonconvertible promissory notes.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or “GAAP”. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Refer to our critical accounting policies as disclosed in Note 3 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a complete description of our significant accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021, which have not been remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we intend to implement improvements during fiscal year 2021, under the direction of our board of directors, as follows:

●

Our Board intends to review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the Board plans to implement controls as needed assuming a cost benefit relationship. In addition, our Board plans to evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity.

●	Perform a comprehensive review of current procedures to ensure compliance with our newly documented accounting policies and procedures;

●	Review and enhance segregation of duties;

●	Review and document the period end procedures for analyzing complex transactions.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021 and continuing through the second quarter of 2021, we hired an accounting firm to assist in the review of accounting of complex transactions. There has otherwise been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the fiscal quarter covered by this report.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

Between April and June 2021, the Company entered into six convertible promissory notes with four noteholders in the aggregate principal amount of $2,900,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature, two years from their issuance dates. The noteholders may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 90-day trailing trading average price of the Company’s Common Stock.

The securities referred to above were issued, and any shares of Common Stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 16, 2021.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

