Form 10-Q
period 2021-09-30
Dolphin Entertainment, Inc.
filed 2021-11-19
CIK 1282224

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding was 7,941,234 as of November 17, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,652,902	$7,923,280
Restricted cash	541,883	714,096
Accounts receivable, net of allowance of $391,575 and $653,272, respectively	6,227,162	5,027,101
Other current assets	529,133	231,890
Total current assets	19,951,080	13,896,367

Capitalized production costs, net	251,087	271,139
Right-of-use asset	6,614,616	7,106,279
Goodwill	20,015,800	19,627,856
Intangible assets, net of accumulated amortization of $6,932,935 and $5,747,941, respectively	6,537,065	7,452,059
Property, equipment and leasehold improvements, net	532,485	800,071
Deposits and other assets	231,542	198,180
Total Assets	$54,133,675	$49,351,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES
Current liabilities:
Accounts payable	$810,167	$1,190,184
Term loan	600,195	900,292
Notes payable, current portion	305,037	846,749
Convertible notes payable at fair value, current portion	—	580,000
Paycheck Protection Program loan, current portion	304,169	582,438
Contingent consideration	600,000	—
Loan from related party	—	1,107,873
Accrued interest – related party	1,812,315	1,783,121
Accrued compensation – related party	2,625,000	2,625,000
Put rights	—	1,544,029
Lease liability	1,724,404	1,791,773
Contract liabilities	4,266,539	1,855,209
Other current liabilities	2,368,488	2,045,844
Total current liabilities	15,416,314	16,852,512

Notes payable	896,894	426,645
Convertible notes payable	4,750,000	1,445,000
Convertible notes payable at fair value	1,253,689	947,291
Paycheck Protection Program loan	—	2,517,431
Contingent consideration	1,240,000	530,000
Loan from related party	1,107,873	—
Lease liability	5,531,736	5,964,275
Warrant liability	205,000	450,000
Other noncurrent liabilities	200,000	550,000
Total noncurrent liabilities	15,185,192	12,830,642
Total Liabilities	30,601,506	29,683,154

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 7,768,684, issued and outstanding at September 30, 2021 and 40,000,000 shares authorized, 6,618,785, issued and outstanding at December 31, 2020	116,528	99,281
Preferred stock, Series C, $0.001 par value, 50,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020	1,000	1,000
Additional paid in capital	125,167,074	117,540,557
Accumulated deficit	(101,752,433)	(97,972,041)
Total Stockholders' Equity	23,532,169	19,668,797
Total Liabilities and Stockholders' Equity	$54,133,675	$49,351,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues:
Entertainment publicity and marketing	$9,399,432	$5,527,943	$25,219,793	$17,356,468
Content production	—	—	—	—
Total revenues	9,399,432	5,527,943	25,219,793	17,356,468

Operating expenses:
Direct costs	991,708	575,243	2,578,295	1,790,468
Payroll and benefits	5,875,755	3,604,852	16,770,091	11,384,791
Selling, general and administrative	1,519,812	953,993	4,234,309	3,247,474
Depreciation and amortization	475,207	514,097	1,436,189	1,531,561
Legal and professional	498,661	372,943	1,301,267	945,257
Total expenses	9,361,143	6,021,128	26,320,151	18,899,551

Income (loss) from operations	38,289	(493,185)	(1,100,358)	(1,543,083)

Other income (expenses):
Gain on extinguishment of debt, net	1,733,400	51,333	2,689,010	3,311,198
Loss on disposal of fixed assets	—	—	(48,461)	—
Loss on the deconsolidation of Max Steel VIE	—	—	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(223,923)	8,730	(826,398)	(540,231)
Change in fair value of warrants	(55,000)	145,559	(2,552,877)	(265,445)
Change in fair value of put rights	—	159,457	(71,106)	1,677,267
Change in fair value of contingent consideration	(1,110,000)	140,000	(1,310,000)	(330,000)
Acquisition costs	—	(61,196)	(22,907)	(61,196)
Interest expense and debt amortization	(241,115)	(270,815)	(576,146)	(1,953,790)
Total other income (expense), net	103,362	173,068	(2,718,885)	353,212

Income (loss) before income taxes	141,651	(320,117)	(3,819,243)	(1,189,871)

Income tax benefit	—	182,487	38,851	182,487

Net income (loss)	$141,651	$(137,630)	$(3,780,392)	$(1,007,384)

Earnings (loss) per share:
Basic	$0.02	$(0.02)	$(0.50)	$(0.19)
Diluted	$0.02	$(0.04)	$(0.50)	$(0.45)

Weighted average number of shares outstanding:
Basic	7,740,085	6,676,405	7,551,974	5,223,441
Diluted	7,740,085	6,912,011	7,551,974	5,975,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,780,392)	$(1,007,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,436,189	1,531,561
Loss on deconsolidation of Max Steel VIE	—	1,484,591
Bonus payment issued in shares	17,858	—
Beneficial conversion feature of convertible notes payable	—	1,327,993
Interest owed on convertible debt settled with shares of common stock upon conversion	—	10,812
Amortization of debt discount	—	59,669
Gain on extinguishment of debt	(2,689,010)	(3,311,198)
Loss on disposal of fixed assets	48,461	—
Impairment of capitalized production costs	115,881	30,000
Bad debt and recovery of account receivable written off, net	232,100	283,028
Change in fair value of put rights	71,106	(1,677,267)
Change in fair value of contingent consideration	1,310,000	330,000
Change in fair value of warrants	2,552,877	265,445
Change in fair value of convertible notes and derivative liabilities	826,398	540,231
Change in deferred tax	(38,851)	(182,487)
Changes in operating assets and liabilities:
Accounts receivable	(1,278,000)	(41,431)
Other current assets	(206,762)	(222,507)
Capitalized production costs, net	(95,829)	(74,540)
Deposits and other assets	(9,744)	(94,561)
Contract liability	2,354,336	(49,944)
Accounts payable	(484,741)	138,464
Accrued interest – related party, net	29,194	—
Lease liability, net	(8,245)	60,486
Other current liabilities	117,134	(8,668)
Net cash provided by (used in) operating activities	519,960	(607,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(11,878)
Acquisition of B/HI Communications, Inc, net of cash acquired	(525,856)	—
Acquisition of Be Social Public Relations LLC, net of cash acquired	—	(1,048,646)
Net cash used in investing activities	(525,856)	(1,060,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	—	(500,000)
Proceeds from convertible notes payable	5,950,000	2,895,000
Repayment of convertible notes payable	—	(1,702,064)
Repayment of term loan	(300,097)	(200,065)
Repayment of notes payable	(71,463)	(64,911)
Proceeds from PPP loans	—	2,795,700
Exercise of put rights	(1,015,135)	(1,266,000)
Proceeds from sale of common stock through registered direct offering	—	7,602,297
Installment payment to seller of Shore Fire	—	(624,836)
Installment payment to seller of Viewpoint	—	(250,000)
Net cash provided by financing activities	4,563,305	8,685,121

Net increase in cash and cash equivalents and restricted cash	4,557,409	7,016,890
Cash and cash equivalents and restricted cash, beginning of period	8,637,376	2,910,338
Cash and cash equivalents and restricted cash, end of period	$13,194,785	$9,927,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	For the nine months ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$495,722	$256,504

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Principal balance of convertible notes converted into shares of common stock	$3,745,000	$3,510,000
Issuance of shares of common stock related to the acquisitions	$350,000	$314,581
Liability for contingent consideration for the acquisitions	$—	$805,000
Liability for put rights to the Sellers of 42West	$—	$1,897,780
Put rights exchanged for shares of common stock	$600,000	$—
Interest on notes paid in stock	$8,611	$10,812
Employee bonus paid in stock	$17,858	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	For the nine months ended September 30,
	2021	2020

Cash and cash equivalents	$12,652,902	$9,213,083
Restricted cash	541,883	714,145
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$13,194,785	$9,927,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and nine months ended September 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(5,271,985)	(5,271,985)
Issuance of shares related to conversion of note payable	—	—	663,155	9,948	2,543,664	—	2,553,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Consideration for acquisition of B/HI Communications, Inc			—	—	31,158	—	31,158
Issuance of shares related to exchange of Put Rights for stock	—	—	77,519	1,163	356,199	—	357,362
Shares retired from exercise of puts	—	—	(3,254)	(51)	51	—	—
Balance March 31, 2021	50,000	$1,000	7,605,477	$114,080	$123,615,767	$(103,244,026)	$20,486,821
Net income for the three months ended June 30, 2021	—	—	—	—	—	1,349,942	1,349,942
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	37,847	568	348,759	—	349,327
Shares retired from exercise of puts	—	—	(15,093)	(227)	(13,203)	—	(13,430)
Balance June 30, 2021	50,000	$1,000	7,638,469	$114,575	$123,951,169	$(101,894,084)	$22,172,660
Net income for the three months ended September 30, 2021	—	—	—	—	—	141,651	141,651
Issuance of shares for employee bonus	—	—	1,935	29	17,829	—	17,858
Issuance of shares related to conversion of note payable	—	—	128,280	1,924	1,198,076	—	1,200,000
Balance September 30, 2021	50,000	$1,000	7,768,684	$116,528	$125,167,074	$(101,752,433)	$23,532,169

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and nine months ended September 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	3,578,580	$53,679	$106,680,619	$(97,158,766)	$9,576,532
Net income for the three months ended March 31, 2020	—	—	—	—	—	2,073,847	2,073,847
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	49,747	746	(746)	—	—
Issuance of shares related to financing agreement	—	—	10,000	150	(150)	—	—
Beneficial conversion of convertible promissory note			—	—	301,781	—	301,781
Issuance of shares related to conversion of notes payable	—	—	375,562	5,633	1,169,788	—	1,175,421
Shares retired from exercise of puts	—	—	(6,507)	(98)	(1,637,102)	—	(1,637,200)
Balance March 31, 2020	50,000	$1,000	4,007,382	$60,110	$106,514,190	$(93,959,002)	$12,616,298
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(2,943,601)	(2,943,601)
Issuance of shares related to acquisition of Viewpoint	—	—	685	10	(10)	—	—
Issuance of shares related to conversion of notes payable	—	—	473,900	7,109	1,288,951	—	1,296,060
Beneficial conversion of convert ible promissory note	—	—	—	—	856,863	—	856,863
Issuance of shares related to cashless exercise of warrants	—	—	75,403	1,131	368,344	—	369,475
Issuance of earnout shares to sellers of 42West	—	—	186,573	2,799	(302,799)	—	(300,000)
Issuance of shares related to direct registered sale of common stock	—	—	1,580,000	23,700	7,620,650	—	7,644,350
Shares retired from exercise of puts	—	—	(2,162)	(32)	32	—	—
Balance June 30, 2020	50,000	$1,000	6,321,781	$94,827	$116,346,221	$(96,902,603)	$19,539,445
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(137,630)	(137,630)
Issuance of shares related to conversion of notes payable	—	—	204,183	3,063	898,499	—	901,562
Beneficial conversion of convertible promissory note	—	—	—	—	100,000	—	100,000
Issuance of shares to seller of Be Social	—	—	69,907	1,049	313,532	—	314,581
Legal fees related to direct registered offering	—	—	—	—	(42,085)	—	(42,085)
Shares retired from exercise of puts	—	—	(35,528)	(533)	(199,768)	—	(200,301)
Balance September 30, 2020	50,000	$1,000	6,560,343	$98,406	$117,416,399	$(97,040,233)	$20,475,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (“COVID-19”) as a pandemic, and it has spread throughout the United States. The pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of new Delta and other variants of COVID-19, which appear to be causing an increase in COVID-19 cases. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue, particularly if vaccination rates do not quickly increase or if additional, potent variants emerge. It is unclear how long a resurgence may last, how severe it may be, and what safety measures governments may impose in response to it.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Between April 19, 2020 and April 23, 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Through our acquisition of Be Social, the Company assumed a PPP Loan of $304,169. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for forgiveness of all PPP Loans received. On June 28, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for 42West and Dolphin, which in aggregate amounted to $1.1 million. Between July 1, 2021 and August 17, 2021, the Company was notified that the SBA had approved our applications to forgive the entire amounts of the loans for Viewpoint, Shore Fire and The Door, which in aggregate amounted to $1.7 million, which were recorded as a gain on extinguishment in the condensed consolidated statements of operations. Subsequent to September 30, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loan for Be Social, which amounted to $0.3 million.

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

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. The Company is deemed to be the primary beneficiary and as such it has included JB Believe, LLC, formed on December 4, 2012 in the State of Florida, in its condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 as a VIE.

On September 24, 2021, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the Secretary of the State of the State of Florida to increase its authorized shares of Common Stock to 200,000,000 from 40,000,000 as adopted by the shareholders of the Company on September 23, 2021.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Reclassifications

Reclassifications have been made to our unaudited condensed consolidated financial statements for the prior period to conform to classifications used in 2021. These reclassifications had no impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to estimates of the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, the amount of the deferred tax, valuation allowance; and the estimate of contingent liabilities, and other allowances, such as the provisions for doubtful accounts. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

Update to Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 3: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Significant changes to our accounting policies as a result of adopting ASU 2020-06 during the nine months ended September 30, 2021 is discussed below. Other than the below, There were no significant changes to our accounting policies during the three and nine months ended September 30, 2021.

Convertible Notes

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised derivative scope exception and (iii) provided targeted improvements for EPS. The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of September 30, 2021.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Condensed Consolidated Financial Statements in connection with any future business combinations.

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

NOTE 2 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and contemplate the continuation of the Company as a going concern. The Company has suffered recurring losses, including a net loss of $3,780,392 for the nine months ended September 30, 2021, and had an accumulated deficit of $101,752,433 as of September 30, 2021. Several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the COVID-19. As these industries continue to gradually reopen, we have seen signs of improvement on demand for their services. We have noted an increase in demand for our services and noted signs of improvement in the results of our operations; for the three months ended September 30, 2021 we noted increased revenues, cash flows from operations and reported net income as compared to the same period in prior year and the prior quarterly periods ending March 31, 2021 and June 30, 2021.

Since the beginning of the pandemic, the Company implemented certain measures to mitigate the effects of the pandemic on the Company, such as a freezes on hiring, salary reductions, staff reductions and cuts in non-essential spending. In addition, the Company has taken other measures to strengthen its financial position, which is evidenced by a positive working capital for two straight quarters, as of June 30, 2021 and September 30, 2021.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2021, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company has a balance of $20,015,800 of goodwill on its condensed consolidated balance sheet which management has assigned to the entertainment publicity and marketing segment. The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. There were no triggering events noted during the three month period ended September 30, 2021 that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2020	$19,627,856
Measurement period adjustments(1)	(82,651)
Business Acquisitions(2)	470,595
Balance as of September 30, 2021	$20,015,800

———————

(1)	Working Capital adjustment recorded in June 2021 in connection with the Be Social acquisition. (See Note 4)
(2)	Acquisition of B/HI in January 2021.

Intangible Assets

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$4,609,768	$3,680,232	$8,130,000	$3,787,406	$4,342,593
Trademarks and trade names	4,490,000	1,678,167	2,811,833	4,440,000	1,330,535	3,109,465
Non-compete agreements	690,000	645,000	45,000	630,000	630,000	—
	$13,470,000	$6,932,935	$6,537,065	$13,200,000	$5,747,941	$7,452,059

Amortization expense associated with the Company’s intangible assets was $394,998 and $423,412 for the three months ended September 30, 2021 and 2020, respectively, and $1,184,994 and $1,254,402 for the nine months ended September 30, 2021 and 2020, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Amortization expense related to intangible assets for the next five years is as follows:

2021 (October 1 through December 31, 2021)	$394,997
2022	1,367,330
2023	1,152,421
2024	991,715
2025	961,373
Thereafter	1,669,229
Total	$6,537,065

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

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of Common Stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. The B/HI Sellers may also earn up to an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in Common Stock upon achieving certain specified financial performance targets during the years ended December 31, 2021 and 2022. The Common Stock that will be issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in Acquisition costs in the condensed consolidated statement of operations.

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
SEPTEMBER 30, 2021

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

Unaudited Pro Forma Consolidated Statements of Operations

For the three and nine months ended September 30, 2021, the Company’s statements of operations includes revenue pertaining to B/HI amounting to $1,082,856 and $2,509,697, respectively, and net income of $263,681 and $420,751, respectively. The following represents the Company’s unaudited pro forma consolidated operations after giving effect to the Be Social and B/HI acquisitions for the three and nine months ended September 30, 2020 as if the Company had completed both acquisitions on January 1, 2020 and its results had been included in the consolidated results of the Company for the three and nine months ending September 30, 2020.

	Three Months ended	Nine Months ended
	September 30, 2020	September 30, 2020
Revenues	$6,241,570	$20,156,429
Net loss	$(422,185)	$(1,871,368)

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

Be Social

In August 2020, the Company acquired all of the issued and outstanding membership interest of Be Social. During June 2021, the Company recorded a measurement period adjustment amounting to $82,651 of working capital adjustments.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 5 — DEBT

Total debt of the Company was as follows as of September 30, 2021 and December 31, 2020:

Debt Type	September 30, 2021	December 31, 2020
Convertible notes payable	$4,750,000	$1,445,000
Convertible notes payable - fair value option	1,253,689	1,527,293
Notes payable	1,201,931	1,273,394
Term loan	600,195	900,292
Paycheck Protection Program loans	304,169	3,099,869
Total debt	$8,109,984	$8,245,848
Less current portion of debt	(1,057,317)	(2,909,479)
Noncurrent portion of debt	$7,052,667	$5,336,369

The table below details the maturity dates for the Company’s debt as of September 30, 2021:

Debt Type	Maturity Date	2021	2022	2023	2024	2025	Thereafter
Convertible notes payable	Ranging between June 2023 and March 2030	$—	$—	$4,750,000	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between January 2022 and December 2023	25,287	307,685	868,959	—	—	—
Term loan Bank United	March 31, 2023	100,033	400,130	100,032	—	—	—
Paycheck Protection Program loans	May 5, 2022	114,063	190,106	—	—	—	—
		$239,383	$897,921	$5,718,991	$—	$—	$500,000

Convertible Notes Payable

On March 2021, April 2021, June 2021, August 2021 and September 2021 the Company issued ten convertible promissory notes to four noteholders in the aggregate amount of $5,950,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock but not at a price less than $2.50 per share.

During the nine months ended September 30, 2021, the holders of nine convertible notes issued during 2020 and 2021 converted the principal balance of $2,645,000 plus accrued interest of $11,944 into 509,881 shares of Common Stock at conversion prices ranging between $3.69 and $9.46 per share.

The Company recorded interest expense related to these convertible notes payable of $88,000 and $130,482 during the three and nine months ended September 30, 2021, respectively, and made cash interest payments amounting to $109,176 during the nine months ended September 30, 2021 related to the convertible promissory notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

As of September 30, 2021 and December 31, 2020, the principal balance of the convertible promissory notes of $4,750,000 and $1,445,000, respectively, was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

The following is a summary of the Company’s convertible notes payable as of September 30, 2021:

			Fair Value
	Principal Amount	Net Carrying Amount	Amount	Level

10% convertible notes due in June 2023	$1,850,000	$1,850,000	$1,812,000	3
10% convertible notes due in August 2023	2,000,000	2,000,000	1,955,000	3
10% convertible notes due in September 2023	900,000	900,000	876,000	3
	$4,750,000	$4,750,000	$4,643,000

Subsequent to September 30, 2021, the holders of three convertible notes converted the principal balance of $1,850,000 into 172,550 shares of Common Stock at conversion prices ranging between $10.71 and $10.74 per share.

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

On each of January 13, 2021 and January 27, 2021, notes with a remaining aggregate principal balance of $1,100,000 were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share. The Company had a balance of $1,253,689 and $947,291 in noncurrent liabilities as of September 30, 2021 and December 31, 2020, respectively, and $580,000 in current liabilities as of December 31, 2020 recorded on its condensed consolidated balance sheets related to the convertible promissory notes measured at fair value. The Company recorded a loss in fair value of $223,923 and a gain of $8,730 for the three months ended September 30, 2021 and 2020, respectively, and losses in fair value of $826,398 and $540,231 for the nine months ended September 30, 2021 and 2020, respectively, on its condensed consolidated statements of operations.

The Company recorded interest expense of $9,863 and $29,589 in its condensed consolidated statements of operations during the three and nine months ended September 30, 2021, respectively, and made cash interest payments amounting to $29,589 during the nine months ended September 30, 2021 related to these convertible promissory notes.

Nonconvertible Promissory Notes

As of September 30, 2021, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1,201,933, which bear interest at a rate of 10% per annum and mature between January 15, 2022 and December 10, 2023.

As of September 30, 2021 and December 31, 2020, the Company had a balance of $305,037 and $846,749, respectively, recorded as current liabilities and $896,894 and $426,645, respectively in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes. The Company recorded interest expense related to these nonconvertible promissory notes of $30,317 and $32,668 for the three months ended September 30, 2021 and 2020, respectively, and $92,765 and $99,648 for the nine months ended September 30, 2021 and 2020, respectively. The Company made interest payments of $93,186 and $100,028 during the nine months ended September 30, 2021 and 2020, respectively, related to the nonconvertible promissory notes.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a three-year term loan (the “Term Loan”) with Bank United, N.A, which bears interest at a rate of 0.75% points over the Lender’s Prime Rate, provides for monthly repayment of principal and interest and matures on March 15, 2023. For the three and nine months ended September 30, 2021, the Company made principal payments in the amount of $100,033 and $300,098, respectively. During the three and nine months ended September 30, 2021, the Company recorded interest expense and paid interest of $6,813 and $23,334. As of September 30, 2021, the outstanding balance on the Term Loan was $600,195.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Term Loan contains both customary affirmative and negative covenants. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, the Company believes it is out of compliance with certain debt covenants as of and for the three and nine months ended September 30, 2021. As such, the Company classified the entire balance of the Term Loan in current liabilities on its condensed consolidated balance sheet as of September 30, 2021.

Paycheck Protection Program Loan

In April 2020, the Company and its subsidiaries received an aggregate amount of $2.8 million of PPP Loans established under the CARES Act. Through our acquisition of Be Social in August 2020, the Company assumed a PPP Loan of $304,169. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for forgiveness of all PPP Loans received. On June 28, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loans for 42West and Dolphin, which in aggregate amounted to $1.1 million. Between July 1, 2021 and August 17, 2021, the Company was notified that the SBA had approved our applications to forgive the entire amounts of the loans for Viewpoint, Shore Fire and The Door, which in aggregate amounted to $1.7 million. Subsequent to September 30, 2021, the Company was notified that the SBA had approved our application to forgive the entire amount of the loan for Be Social, which amounted to $0.3 million. As of the date of this Quarterly Report on Form 10-Q, all PPP Loans have been forgiven.

As of September 30, 2021, the principal balance of the loan in the amount of $304,169 was recorded in current liabilities on the Company’s condensed consolidated balance sheet.

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

For the three and nine months ended September 30, 2021, the Company did not repay any principal balance of the New DE LLC Note. The Company recorded interest expense related to the New DE LLC Note amounting to $27,924 for both the three months ended September 30, 2021 and 2020, and $82,863 and $83,166 for the nine months ended September 30, 2021 and 2020, respectively.

As of both September 30, 2021 and December 31, 2020, the Company had a principal balance of $1,107,873, and accrued interest amounted to $27,925 and $26,683 as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company made cash payments for interest amounting to $81,621 in aggregate related to the Original DE LLC Note and the New DE LLC Note.

NOTE 7 — FAIR VALUE MEASUREMENTS

Put Rights

In connection with the 42West acquisition, the Company entered into put agreements, pursuant to which it granted Put Rights to the sellers and certain 42West employees. During the nine months ended September 30, 2021, the sellers and certain employees exercised their Put Rights for an aggregate amount of 22,867 shares of Common Stock and were paid $1,015,135 for Put Rights. An additional $600,000 of put rights were converted into 115,366 shares of Common Stock during the nine months ended September 30, 2021. As of September 30, 2021, there were no amounts due to the sellers of 42West and certain 42West employees from the exercise of these Put Rights.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following is a reconciliation of the fair value of the Put Rights from December 31, 2020 to September 30, 2021:

Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$1,544,029
Put rights paid in 2021	(1,015,135)
Loss in fair value reported in condensed consolidated the statements of operations	71,106
Put rights converted into common stock	(600,000)
Ending fair value of put rights reported in the condensed consolidated balance sheet at September 30, 2021	$–

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

	The Door		Be Social		B/HI (1)
Inputs	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.04%	0.16%	0.14% – 0.34%	0.13% - 0.17%	0.04% - 0.14%	n/a	%
Annual Asset Volatility Estimate	72.5%	60.0%	90%	73.5%	85%	n/a	%

(1)	In connection with the Company’s acquisition of B/HI, the seller of B/HI has the potential to earn up to $1,200,000 of contingent consideration, of which 50% is payable in cash, and 50% in shares of Common Stock, upon achievement of adjusted net income targets based on the operations of B/HI over the fiscal years ending December 31, 2021 and 2022. The fair value of this contingent consideration at the acquisition date was determined to be zero as the Company did not believe it was likely the adjusted net income targets would be met. The increase in the three and nine months ended September 30, 2021 related to a change in the likelihood of achieving the established targets in the B/HI acquisition.

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to September 30, 2021:

	The Door	Be Social	B/HI
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$370,000	$160,000	$–
(Gain) Loss in fair value reported in the condensed consolidated statements of operations	(100,000)	270,000	1,140,000
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2021	$270,000	$430,000	$1,140,000

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The 2020 convertible notes are measured at fair value categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to September 30, 2021:

	January 3rd Note	March 4th Note	March 25th Note
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$436,155	$511,136	$580,000
(Gain) loss in fair value reported in the condensed consolidated statements of operations	103,845	742,553	(20,000)
Exercised during the nine months ended September 30, 2021	(540,000)	—	(560,000)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2021	$—	$1,253,689	$—

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

The estimated fair value of the March 4th Note as of September 30, 2021 and as of December 31, 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

Fair Value Assumptions - March 4th Note	September 30, 2021	December 31, 2020
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$12.16	$3.40
Expected term (years)	8.43	9.18
Volatility	100%	100%
Risk free rate	1.42%	0.93%

Warrants

During the nine months ended September 30, 2021, the Series E, F, G, and H Warrants were all exercised and the Company issued 146,027 shares of Common Stock via a cashless exercise formula pursuant to the warrant agreement.

The warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to September 30, 2021:

Fair Value:	Series E, F, G and H	Series I
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$400,000	$50,000
Loss in fair value reported in the condensed consolidated statements of operations	2,397,877	155,000
Exercise of warrants during the nine months ended September 30, 2021	(2,797,877)	—
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2021	$—	$205,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	September 30, 2020	December 31, 2020
Aggregate Fair Value	$205,000	$50,000
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$12.16	$3.40
Expected term (years)	3.92	4.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	0.74%	0.31%

Term Loan and PPP Loans

The estimated fair value of the Term Loan and PPP Loans approximates their carrying amount based on the arrangement of the financing of the debt and pursuant to the terms of the CARES ACT, respectively. The Company applied for the PPP Loans to be forgiven by the SBA. (See Note 5)

NOTE 8 — CONTRACT LIABILITIES

The Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects, that it records as contract liabilities. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. As of September 30, 2021 and December 31, 2020, the Company had balances of $4,266,539 and $1,855,209, respectively, in contract liabilities in its condensed consolidated balance sheets.

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and in the condensed consolidated statements of operations and statements of cash flows presented herein for the three and nine months ended September 30, 2021 and 2020. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC
(in USD)	For the three months ended September 30, 2021		For the three months ended September 30, 2020		For the nine months ended September 30, 2021		For the nine months ended September 30, 2020		As of September 30, 2021	As of December 31, 2020
Assets	$	n/a	$	n/a	$	n/a	$	n/a	$251,671	$190,347
Liabilities	$	n/a	$	n/a	$	n/a	$	n/a	$(6,750,088)	$(6,749,914)
Revenues		$—		$—		$—		—	n/a	n/a
Expenses		$—		$—		$—		—	n/a	n/a

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

JB Believe LLC (“Believe”), an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the P&A to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the three and nine months ended September 30, 2021 and 2020, the Company did not record any revenues related to the distribution of Believe. The capitalized production costs related to Believe were either amortized or impaired in previous years. Believe’s primary liability is to the Company which it owes $6,301,314 and eliminates in consolidation.

NOTE 10 — STOCKHOLDERS’ EQUITY

A.	Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Company’s Board of Directors (the “Board”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On July 6, 2017, the Company amended its Articles of Incorporation to designate 50,000 preferred shares as Series C with a $0.001 par value which may be issued only to an “Eligible Series C Preferred Stock Holder”. Pursuant to the Certificate of Designation of the Series C, each share of Series C will be convertible into one share of Common Stock, subject to adjustment for each issuance of Common Stock upon the occurrence of certain event(s) described in further detail in “Note 16: Stockholders’ Equity” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board determined that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of September 30, 2021 is convertible into 4,738,940 shares of Common Stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 14,216,819 votes, which are equal to approximately 65% of the voting securities of the Company.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

B.	Common Stock

The following table summarizes the movement of the common stock outstanding for the nine months ended September 30,2021:

Common Stock Outstanding	Shares
Balance at December 31, 2020	6,618,785
Issuance of shares:
Conversion of note payable	791,435
Cashless exercise of warrants	146,027
Issued to seller of Be Social	103,245
Exchange of Put Rights for stock	115,366
Issued to seller of The Door	10,238
Issued as earnout consideration to employees of 42West	3,886
Employee bonus	1,935
Shares retired from exercise of puts	(22,233)
Balance at September 30, 2021	7,768,684

C.	Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). During the three and nine months ended September 30, 2021 and 2020, the Company did not issue any Awards under the 2017 Plan.

NOTE 11 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$141,651	$(137,630)	$(3,780,392)	$(1,007,384)
Net income attributable to participating securities	5,833	—	—	—
Net income (loss) attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings (loss) per share	135,817	(137,630)	(3,780,392)	(1,007,384)
Change in fair value of put rights	—	(159,457)	—	(1,677,267)
Change in fair value of derivative liability	—	—	—	—
Change in fair value of warrants	—	—	—	—
Interest expense	—	—	—	—
Numerator for diluted earnings (loss) per share	$135,817	$(297,087)	$(3,780,392)	$(2,684,651)

Denominator
Denominator for basic EPS - weighted-average shares	7,740,085	6,676,405	7,551,974	5,223,441
Effect of dilutive securities:
Put rights	—	235,606	—	752,169
Warrants	—	—	—	—
Convertible notes payable	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	7,740,085	6,912,011	7,551,974	5,975,610

Basic earnings (loss) per share	$0.02	$(0.02)	$(0.50)	$(0.19)
Diluted earnings (loss) per share	$0.02	$(0.04)	$(0.50)	$(0.45)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Certain of the Company’s convertible notes payable, warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of Common Stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. For the three months ended September 30, 2021, the Company attributed $12,271 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating earnings per share. For the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company had a net loss, and as such, the two-class method is not presented since the securities do not participate in losses.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted earnings (loss) per share, the related change in the fair value of Put Right liability recognized in the condensed consolidated statements of operations for the period, is added back or subtracted from net income (loss) during the period. The denominator for calculating diluted earnings (loss) per share for the three and nine months ended September 30, 2020 assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income (loss) due to the decrease in the fair value of the Put Right liability during the three and nine months ended September 30, 2020 is subtracted from net income (loss). The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts. For the nine months ended September 30, 2021, Put Rights in the aggregate amount of 43,620 shares were not included in the calculation of diluted loss per share since inclusion would be considered antidilutive.

For the three months ended September 30, 2021, convertible promissory notes in the aggregate of 326,702 weighted average shares were not included in the calculation of diluted earnings per share and for the nine months ended September 30, 2021, convertible promissory notes and warrants in the aggregate of 273,594 weighted average shares were not included in the calculation of diluted loss per share because inclusion was considered to be anti-dilutive. For the three and nine months ended September 30, 2020, the convertible promissory notes and warrants were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 12 — WARRANTS

A summary of the warrants activity during the nine months ended September 30, 2021 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2020	221,513	$7.08
Issued	—	—
Exercised	(166,072)	0.00
Expired	(35,441)	23.70
Balance at September 30, 2021	20,000	$3.91

On March 4, 2020, in connection with the March 4th Note, the Company issued Series “I” Warrant to purchase up to 20,000 shares of Common Stock at a purchase price of $3.91 per share. The warrants become exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of Common Stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000. The Company recorded losses of $55,000 and of $155,000 in its condensed consolidated statements of operations due to change in fair value for the three and nine months ending September 30, 2021, respectively. The fair value recorded on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 was $205,000 and $50,000, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Company recorded a loss of $2,397,877 in its condensed consolidated statements of operations due to change in fair value for the nine months ending September 30, 2021 in connection with the Series E, F, G and H warrants which were exercised in March 2021 using a cashless exercise formula pursuant to the warrant agreement.

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

As of September 30, 2021 and December 31, 2020, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,784,394 and $1,756,438 respectively, in accrued interest in current liabilities on its condensed consolidated balance sheet, related to the CEO’s employment. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for both the three months ended September 30, 2021 and 2020, and $196,336 and $197,055 for the nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021, the Company paid interest amounting to $168,379 in connection with the accrued compensation to the CEO.

The Company entered into the New DE LLC Note with an entity wholly owned by our CEO. See Note 6 for further discussion.

In connection with the acquisition of 42West, the Company and its CEO, as personal guarantor, entered into the Put Agreements with each of the sellers of 42West, pursuant to which the Company granted the Put Rights. During the nine months ended September 30, 2021, the Company made payments amounting to $400,000 to Ms. Leslee Dart, while she was a member of the Board, related to the Put Rights. No payments were made to Ms. Dart during the three months ended September 30, 2021. Pursuant to the terms of one such Put Agreement, Ms. Dart exercised 6,507 Put Rights at a purchase price of $46.10 per share during the nine months ended September 30, 2021. As of September 30, 2021, the Company does not owe Ms. Dart any amounts related to the exercise of these Put Rights. On May 16, 2021, Ms. Dart resigned from her position as a member of the Board effective as of such date.

NOTE 14 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPD”) and Content Production Segment (“CPD”). The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, and provides clients with diversified services, including public relations, entertainment and hospitality content marketing and strategic marketing consulting. The Content Production segment is composed of Dolphin Entertainment and Dolphin Films and engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Income (Loss) before other income (expenses) on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $6,537,065 of intangible assets, net of accumulated amortization of $6,932,935, and goodwill of $20,015,800 as of September 30, 2021 to the Entertainment Publicity and Marketing segment. The balances reflected as of September 30, 2020 for Entertainment Publicity and Marketing segment comprise 42West, The Door, Viewpoint, and Shore Fire.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
EPD	$9,399,432	$5,527,943	$25,219,793	$17,356,468
CPD	—	—	—	—
Total	$9,399,432	$5,527,943	$25,219,793	$17,356,468

Segment Operating Income (Loss):
EPD	$1,617,658	$695,763	$1,820,984	$489,107
CPD	(1,579,369)	(1,188,948)	(2,921,342)	(2,032,190)
Total operating income (loss)	38,289	(493,185)	(1,100,358)	(1,543,083)
Interest expense	(241,115)	(270,815)	(576,146)	(1,953,790)
Other income, net	344,477	(443,883)	(2,142,739)	2,307,002
Income (Loss) before income taxes	$141,651	$(320,117)	$(3,819,243)	$(1,189,871)

	As of September 30, 2021	As of December 31, 2020

Total assets:
EPD	$49,163,240	$45,266,315
CPD	4,970,435	4,085,636
Total	$54,133,675	$49,351,951

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

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2021 and 2020.

Lease costs	Classification	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating lease costs	Selling, general and administrative expenses	$620,121	$543,045	$2,029,524	$1,601,364
Operating lease costs	Direct costs	—	60,861	60,861	182,583
Sublease income	Selling, general and administrative expenses	—	(2,397)	—	(7,191)
Net lease costs		$620,121	$601,509	$2,090,385	$1,776,756

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Lease Payments

For the three and nine months ended September 30, 2021, the Company made payments in cash related to its operating leases in the amounts of $664,650 and $2,067,546, respectively.

Future maturities lease payments for operating leases for the remainder of 2021 and thereafter, were as follows:

2021	$665,935
2022	2,073,640
2023	1,954,903
2024	1,824,908
2025	1,232,060
Thereafter	940,976
Total lease payments	$8,692,422
Less: Imputed interest	(1,436,282)
Present value of lease liabilities	$7,256,140

As of September 30, 2021, the Company’s weighted average remaining lease terms on its operating lease is 4.27 years and the Company’s weighted average discount rate is 7.58% related to its operating leases.

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

Letter of Credit

Pursuant to the lease agreements of 42West’s New York and Los Angeles office locations, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. In connection with the annual renewal in 2021, the letter of credit was reduced to $541,833. The Company granted City National Bank a security interest in bank account funds totaling $541,883 pledged as collateral for the letter of credit. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any other claims relating to its outstanding letters of credit as of September 30, 2021.

NOTE 17 — SUBSEQUENT EVENTS

As discussed in Note 5, on October 7, 2021 the Company was notified that the SBA had approved the application to forgive the entire amount of the PPP loan related to Be Social, which amounted to $0.3 million.

As also discussed in Note 5, subsequent to September 30, 2021, the holders of three convertible notes converted the principal balance of $1,850,000 into 172,550 shares of Common Stock at conversion prices ranging between $10.71 and $10.74 per share.

On October 12, 2021, the Company announced it had invested in an ownership position in the Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant experience in the heart of Manhattan, New York City. The Company will manage all aspects of publicity and marketing for the venue, as well as facilitate talent and commercial relationships within the entertainment and culinary industries.

On November 15, 2021, the Company, as lender, advanced $0.5 million in a convertible note to the borrower, JDDC Elemental LLC, related to its investment in Midnight Theater. Interest on this note shall accrue annually at a simple rate equal to ten percent (10.0%) per annum. The outstanding principal and accrued but unpaid interest on this note shall be paid in full on May 15, 2022, its maturity date, unless earlier converted.

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

The Company has suffered recurring losses, including a net loss of $3.8 million for the nine months ended September 30, 2021, and had an accumulated deficit of $101.8 million as of September 30, 2021. Several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of the novel coronavirus COVID-19.

Management concluded that these factors raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued. As these industries continue to gradually reopen, we have seen signs of improvement on demand for their services. We have noted an increase in demand for our services and noted signs of improvement in the results of our operations for three consecutive quarters; for the three months ended September 30, 2021 we noted increased revenues, cash flows from operations and reported net income. In addition, we operate in industries that have been adversely affected by COVID-19 (e.g. food, hospitality and talent PR). The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues

For the three and nine months ended September 30, 2021 and 2020, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment.

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

We earn entertainment publicity and marketing revenues primarily through the following:

●	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

●	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, streaming services, independent producers and leading hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

●	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

●	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries, will be accretive to our revenue.

●	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events, as well as editorial work on behalf of brand clients. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

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

Other Income and Expenses

For the three and nine months ended September 30, 2021 and 2020, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) changes in the fair value of put rights; (3) changes in fair value of contingent consideration; (4) changes in fair value of warrants; (5) changes in fair value of convertible notes and derivative liabilities and (6) interest expense. For the nine months ended September 30, 2020, we also had a loss on the deconsolidation of our Max Steel variable interest entity.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2021 as compared to three and nine months ended September 30, 2020

Revenues

For the three and nine months ended September 30, 2021 and 2020 revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Entertainment publicity and marketing	$9,399,432	$5,527,943	$25,219,793	$17,356,468
Total revenue	$9,399,432	$5,527,943	$25,219,793	$17,356,468

Revenues from entertainment publicity and marketing increased by approximately $3.9 million and $7.9 million for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year primarily due to the revenues of Be Social, B/HI and increased revenues from all of our subsidiaries, as customers were resuming spending for services we provide. During the three and nine months ended September 30, 2020, the Company’s revenues were adversely affected by government-imposed orders to either reduce or completely shut down the in-restaurant service and shut down of movie content production due to COVID-19 that caused our clients to reduce or suspend the services we provided to them. We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles.

Expenses

For the three and nine months ended September 30, 2021 and 2020, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Expenses:
Direct costs	$991,708	$575,243	$2,578,295	$1,790,468
Payroll and benefits	5,875,755	3,604,852	16,770,091	11,384,791
Selling, general and administrative	1,519,812	953,993	4,234,309	3,247,474
Depreciation and amortization	475,207	514,097	1,436,189	1,531,561
Legal and professional	498,661	372,943	1,301,267	945,257
Total expenses	$9,361,143	$6,021,128	$26,320,151	$18,899,551

Direct costs increased by approximately $0.4 million and $0.8 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The increase in direct costs is primarily related to an increase in Viewpoint’s revenue. Direct costs for Viewpoint are primarily costs attributable to the production costs of each of their projects. In addition, during the three months ended September 30, 2021, we impaired production costs of approximately $0.1 million related to a content production project.

Payroll and benefits expenses increased by approximately $2.3 million and $5.4 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily due to including payroll costs of Be Social acquired in August 2020 and B/HI acquired in January 2021. In addition, during the three and nine months ended September 30, 2020, the Company made salary and staff reductions related to decreases in revenues due to COVID-19. All employees’ salaries were restored by the three and nine months ended September 30, 2021.

Selling, general and administrative expenses increased by approximately $0.6 million and $1.0 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The increase is primarily related to including the selling, general and administrative costs of Be Social acquired on August 17, 2020 and B/HI acquired on January 1, 2021, for the three and nine months ended September 30, 2021. For the three months ended September 30, 2021, the Company impaired approximately $0.1 million of accounts receivable that it deemed to be uncollectible.

Legal and professional fees increased by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 due primarily to including legal and professional fees for Be Social acquired August 17, 2020 and B/HI acquired January 1, 2021 in the three and nine months ended September 30, 2021 and consulting and audit fees related to our restatement of the September 30, 2020 10-Q included in our form 10-K filed on April 15, 2021.

Depreciation and amortization remained consistent for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020.

Other Income and Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Other Income and expenses:
Gain on extinguishment of debt, net	$1,733,400	$51,333	$2,689,010	$3,311,198
Loss on disposal of fixed assets	—	—	(48,461)	—
Loss on deconsolidation of Max Steel VIE	—	—	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(223,923)	8,730	(826,398)	(540,231)
Change in fair value of warrants	(55,000)	145,559	(2,552,877)	(265,445)
Change in fair value of put rights	—	159,457	(71,106)	1,677,267
Change in fair value of contingent consideration	(1,110,000)	140,000	(1,310,000)	(330,000)
Acquisition costs	—	(61,196)	(22,907)	(61,196)
Interest expense and debt amortization	(241,115)	(270,815)	(576,146)	(1,953,790)
Total other income (expense), net	$103,362	$173,068	$(2, 718,885)	$353,212

During the three and nine months ended September 30, 2021, we recorded a gain on extinguishment of debt of approximately $1.7 million in connection with forgiveness of the PPP Loans of 42West, Dolphin, Viewpoint, Shore Fire and The Door offset by a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock. During the nine months ended September 30, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE. In February 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE. As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the nine months ended September 30, 2020.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a loss of $0.2 million and a gain of $8,730, respectively. For the nine months ended September 30, 2021 and 2020, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a losses of $0.8 million and $0.5 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.4 million on our condensed consolidated statement of operations. The fair value of the 2020 warrants that were not exercised increased by approximately $55,000 and we recorded a change in the fair value of the warrants for the three months ended September 30, 2021 for that amount on our condensed consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights decreased by approximately $71,000 for the nine months ended September 30, 2021 and increased by approximately $159,500 and $1.7 million for the three and nine months ended September 30, 2020. The final put rights were settled in March of 2021 and we did not have a liability related to the put rights as of September 30, 2021.

Contingent consideration related to our acquisitions of The Door, Be Social and B/HI was recorded at fair value on our condensed consolidated balance sheet as of the respective acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations. The fair value of the contingent consideration increased by approximately $1.1 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and decreased by approximately $0.1 million and increased by $0.3 million for the three and nine months ended September 30, 2020, respectively. The increase in the three and nine months ended September 30, 2021 related to a change in the likelihood of achieving the established targets in the B/HI acquisition.

Interest expense and debt amortization expense decreased by $29,700 and $1.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in prior year. The main drivers of the changes were

•	$0.1 million and $1.3 million of debt amortization recorded during the three and nine months ended September 30, 2020, related to beneficial conversion features of certain convertible notes payable converted during that period, which did not reoccur in 2021; and

•	Increase of $70,300 and decreased on $49,700 for the three and nine months ended September 30, 2021, respectively as compared to the same periods in prior year primarily due to the timing of conversion of convertible notes during the three and nine months ended September 30, 2021.

Income Taxes

We recorded an income tax benefit of $38,851 for the nine months ending September 30, 2021 and $0.2 million for the three and nine months ended September 30, 2020. There was no income tax expense or benefit for the three months ended September 30, 2021. The income tax benefit is due to a reduction of the valuation allowance against the deferred tax liability recorded as a result of the B/HI acquisition.

Net Income (Loss)

Net income was approximately $0.1 million or $0.02 per share based on 7,740,085 weighted average shares outstanding for both basic and fully diluted earnings per share for the three months ended September 30, 2021. Net loss was approximately $0.1 million or $0.02 per share based on 6,676,405 weighted average shares outstanding for basic earnings per share and $0.04 per share based on 6,912,011 weighted average shares outstanding for fully diluted earnings per share, respectively, for the three months ended September 30, 2020. The change in net income (loss) for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, is related to the factors discussed above.

Net loss was approximately $3.8 million or $(0.50) per share based on 7,551,974 weighted average shares outstanding for both basic earnings and fully diluted loss per share for the nine months ended September 30, 2021. Net loss was approximately $1.0 million or $(0.19) per share based on 5,223,441 weighted average shares outstanding for basic loss per share and $(0.45) per share based on 5,975,610 weighted average shares outstanding on a fully diluted basis for the nine months ended September 30, 2020. The change in net loss for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$519,960	$(607,707)
Net cash used in investing activities	(525,856)	(1,060,524)
Net cash provided by financing activities	4,563,305	8,685,121
Net increase in cash and cash equivalents and restricted cash	4,557,409	7,016,890

Cash and cash equivalents and restricted cash, beginning of period	8,637,376	2,910,338
Cash and cash equivalents and restricted cash, end of period	$13,194,785	$9,927,228

Operating Activities

Cash provided by operating activities was $0.5 million for nine months ended September 30, 2021, a change of $1.1 million from cash used in operating activities $0.6 million for nine months ended September 30, 2020.

Our net loss of $3.8 million for nine months ended September 30, 2021 was adjusted for the following items to arrive at cash provided by operating activities:

•	$5.0 million of non-cash items such changes in the fair value of liabilities;
•	$0.4 million of changes in operating assets and liabilities and
•	$1.6 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs.

The above were offset by a

•	$2.7 million of a gain on extinguishment of debt, primarily related to the forgiveness of PPP Loans.

Our net loss of $1.0 million for nine months ended September 30, 2020 was adjusted for the following items to arrive at cash provided by operating activities:

•	$1.9 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs;
•	$1.5 million non-cash loss on deconsolidation of the Max Steel VIE; and
•	$1.3 million primarily for the beneficial conversion feature related to convertible notes payable.

The above were offset by a

•	$3.3 million gain on extinguishment of debt, primarily related to the Max Steel VIE;
•	$0.7 million of non-cash items such changes in the fair value of liabilities; and
•	$0.3 million of changes in operating assets and liabilities.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired.

Cash flows used in investing activities for the nine months ended September 30, 2020 were $1.1 million and pertained primarily to the acquisitions of Be Social.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2021 were $4.6 million which mainly related to:

Inflows:

•	$6.0 million of proceeds from convertible notes payable.

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.3 million of repayment of the term loan; and
•	$0.1 of repayment of notes payable

Cash flows provided by financing activities for the nine months ended September 30, 2020 were $8.7 million, which mainly related to:

Inflows:

•	$7.6 million of proceeds from the sale of Common Stock through registered direct offering;
•	$2.9 million proceeds from convertible notes payable; and
•	$2.8 million of proceeds from PPP Loans.

Outflows:

•	$1.7 million of repayment of convertible notes;
•	$1.3 million from the exercise of put rights;
•	$0.9 million of installment payments to sellers on Shore Fire and Viewpoint acquisitions;
•	$0.5 million of repayment of the line of credit;
•	$0.2 million of repayment of the term loan; and
•	$0.1 million of repayment of notes payable.

The Company has suffered recurring losses, including a net loss of $3.8 million for the nine months ended September 30, 2021, and had an accumulated deficit of $101.8 million as of September 30, 2021. In this regard, management is planning to raise any necessary additional funds through additional issuances of our common stock, securities convertible into our common stock, debt securities, as well as available bank and non-bank financing, or a combination of such financing alternatives. There is no assurance that we will be successful in raising additional capital. Such issuances of additional shares of our common stock or securities convertible into our common stock would further dilute the equity interests of our existing shareholders, perhaps substantially.

Our subsidiaries operate in industries that were adversely affected by the government mandated shelter-in-place, stay-at-home and work-from-home orders as a result of the novel coronavirus COVID-19. During 2021, we received $5.9 million of convertible notes payable. In addition, in the nine months ended September 30, 2021, we received notifications of the forgiveness of the PPP Loans of 42West, Dolphin, Viewpoint, Shore Fire and The Door which amounted to $2.8 million. In October 2021, we received notification of the forgiveness of the remaining outstanding PPP Loan in the amount of approximately $0.3 million.

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

Financing Arrangements

Term Loan

42West and The Door, as co-borrowers, entered into a three-year term loan (the “Term Loan”) with Bank United, N.A, which bears interest at a rate of 0.75% points over the Lender’s Prime Rate, provides for monthly repayment of principal and interest and matures on March 15, 2023. As of September 30, 2021, the outstanding balance on the Term Loan was $0.6 million. We expect to pay off the remaining balance of the term loan in the fourth quarter of 2021.

The Term Loan contains both customary affirmative and negative covenants. The bank tests for compliance with debt covenants on an annual basis based on the financial statements of 42West and The Door as of and for the year ended December 31. Based on current economic factors and uncertainties due to COVID-19, we believe we are out of compliance with certain debt covenants as of and for the three and nine months ended September 30, 2021. As such, we classified the entire balance of the Term Loan in current liabilities on our condensed consolidated balance sheet as of September 30, 2021.

Promissory Notes

Convertible Notes Payable

On March 2021, April 2021, June 2021, August 2021 and September 2021 we issued ten convertible promissory notes to four noteholders in the aggregate amount of $5,950,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock but not at a price less than $2.50 per share.

During the nine months ended September 30, 2021, the holders of nine convertible notes issued during 2020 and 2021 converted the principal balance of $2,645,000 plus accrued interest of $11,944 into 507,721 shares of Common Stock at conversion prices ranging between $3.69 and $9.46 per share.

We recorded interest expense related to these convertible notes payable of $88,000 and $130,482 during the three and nine months ended September 30, 2021, respectively, and made cash interest payments amounting to $109,176 during the nine months ended September 30, 2021 related to the convertible promissory notes.

As of September 30, 2021, the principal balance of the convertible promissory notes of $4,750,000, respectively, was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

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

On each of January 13, 2021 and January 27, 2021, notes with a remaining aggregate principal balance of $1,100,000 were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share. We had a balance of $1,253,689 and $947,293 in noncurrent liabilities as of September 30, 2021 and December 31, 2020, respectively, and $580,000 in current liabilities as of December 31, 2020 recorded on its condensed consolidated balance sheets related to the convertible promissory notes measured at fair value. We recorded a loss in fair value of $223,923 and a gain of $8,730 for the three months ended September 30, 2021 and 2020, respectively, and losses in fair value of $826,398 and $540,231 for the nine months ended September 30, 2021 and 2020, respectively, on its condensed consolidated statements of operations.

We recorded interest expense of $9,863 and $29,589 in its condensed consolidated statements of operations during the three and nine months ended September 30, 2021, respectively, and made cash interest payments amounting to $29,589 during the nine months ended September 30, 2021 related to these convertible promissory notes.

Nonconvertible Promissory Notes

As of September 30, 2021, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1,201,933 million, which bear interest at a rate of 10% per annum and mature between January 15, 2022 and December 10, 2023.

As of September 30, 2021, we had a balance of $305,037 and $896,894 recorded as current and noncurrent liabilities, respectively, related to these nonconvertible promissory notes. We recorded interest expense related to these nonconvertible promissory notes of $92,765 for the nine months ended September 30, 2021. We made interest payments of $93,186 during the nine months ended September 30, 2021, related to the nonconvertible promissory notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and 2020, we did not have any material off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021, which have not been remediated as of the date of the filing of this report. Further, in our evaluation as of September 30, 2021, the Company concluded that a material weakness had been identified related to the Company’s processes and controls over the valuation models utilized in measuring the fair value of certain financial instruments. Specifically, we determined that review and approval of significant inputs into the valuation models utilized by the Company are not appropriately documented and such deficiencies are identified as a material weakness in internal control.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses in internal control over financial reporting, we are in the process of implementing the following improvements during fiscal year 2021, under the direction of our board of directors, as follows:

●	Our Board intends to review the COSO “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” that was published in 2006 and updated in 2013, including the control environment, risk assessment, control activities, information and communication and monitoring. Based on this framework, the Board plans to implement controls as needed assuming a cost benefit relationship, focusing on risk management oversight function. In addition, our Board plans to evaluate the key concepts of the updated 2013 COSO “Internal Control – Integrated Framework” as it provides a means to apply internal control to any type of entity.

●	Perform a comprehensive review of current procedures to ensure compliance with our newly documented accounting policies and procedures, including procedures to monitor and remediate deficiencies in internal controls;

●	Review and enhance segregation of duties;

●	Review and document the period end procedures for analyzing complex transactions, including significant inputs into the valuation models.

●	Beginning in the first quarter of 2021, we entered into an agreement with a third-party consulting firm that is assisting us in analyzing complex transactions and their appropriate accounting treatment.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the fiscal quarter covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

Between July and September 2021, the Company entered into three convertible promissory notes with three noteholders in the aggregate principal amount of $2,900,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature, two years from their issuance dates. The noteholders may convert the principal balance and any accrued interest at any time before the maturity date of the convertible promissory note using the 90-day trailing trading average price of the Company’s Common Stock.

The securities referred to above were issued, and any shares of Common Stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)2 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc, as amended. (conformed copy incorporating all amendments through September 24, 2021).
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 19, 2021.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

