Form 10-K
period 2021-12-31
Dolphin Entertainment, Inc.
filed 2022-05-26
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting from that prepared or issued its audit report: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $67,379,041

Number of shares outstanding of the registrant’s common stock as of May 20, 2022: 9,101,045

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this Form 10-K contains forward-looking statements regarding:

•	the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;
•	the impacts of the novel coronavirus (COVID-19) pandemic and the measures to contain its spread, including social distancing efforts and restrictions on businesses, social activities and travel, any failure to realize anticipated benefits from the rollout of COVID-19 vaccination campaigns and the resulting impact on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;
•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•	our expectations regarding the potential benefits and synergies we can derive from our acquisitions;
•	our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;
•	our beliefs regarding our competitive advantages;
•	our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;
•	our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;
•	our intention to expand into television production in the near future;
•	our belief regarding the transferability of 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI’s skills and experience to related business sectors and our intention to expand our involvement in those areas;
•	our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;
•	our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;
•	our intention to implement improvements to address material weaknesses in internal control over financial reporting.
ii

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern;
•	our history of net losses and our ability to generate a profit;
•	our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;
•	the effect of the COVID-19 outbreak on our business and operations;
•	our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;
•	our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;
•	loss of a significant number of entertainment publicity and marketing clients;
•	the ability of key clients to increase their marketing budgets as anticipated;
•	our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;
•	uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;
•	lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products PR sectors;
•	economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
•	economic factors that adversely impact the food and hospitality industries, such as those economic factors from the global outbreak of COVID-19;
•	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
•	our ability to attract and/or retain the highly specialized services of the 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI executives and employees and our CEO;
•	availability of financing from investors under favorable terms;
•	our ability to adequately address material weaknesses in internal control over financial reporting; and
•	uncertainties regarding the outcome of pending litigation.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in Company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, Risk Factors of this Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Any forward-looking statements, which we make in this Form 10-K, speak only as of the date of such statement, and we undertake no obligation to update such statements, except as otherwise required by applicable law. We can give no assurance that such forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Any public statements or disclosures made by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

iii

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our, “Dolphin” and the “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation, Inc. (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”) and B/HI Communications, Inc. (“B/HI”), we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries. 42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. (B/HI is considered a division of 42West throughout the rest of our discussion.) Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, Shore Fire, The Door, Viewpoint and Be Social and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and a department within Dolphin, which produce and distribute feature films and digital content.

With respect to our entertainment publicity and marketing segment, we currently see a favorable environment for organic growth, as evidenced by sequential quarterly revenue growth in 2021. The original content budgets of many large studios and streaming services have grown considerably the past few years, and are expected to continue to do so for the foreseeable future. Furthermore, we have seen the entrance of large streaming services such as Disney+, Apple TV, Peacock (from NBCUniversal), HBO Max, Paramount+ and Discovery, all to compete with Netflix, Amazon and Hulu. We believe that the foremost differentiating factor for all of these platforms will be original programming and, consequently, it is anticipated that there will be an increase of tens of billions of dollars in programming spent across the market. We also believe that each of these original shows will need substantial public relations and marketing campaigns to drive consumer awareness of both the shows themselves and the respective platforms on which to find them.

Additionally, we have endeavored to create a “marketing super group,” combining marketing, public relations, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries. By way of example, our initial public relations companies (42West, Shore Fire, and The Door) have identified the ability to create content for clients as a “must have” for public relations campaigns in today’s environment, which relies so heavily on video clips to drive social media awareness and engagement. Thus, we believe that our subsidiary Viewpoint provided a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space, and will continue to fuel topline revenue growth as the average revenue per client increases with the cross-selling of video content creation services. Furthermore, influencer marketing campaigns are considered essential to so many consumer product earned media campaigns in today’s online marketplace, creating large cross-selling opportunities between our PR agencies and Be Social’s expertise and services.

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

Finally, we believe our ability to engage a broad consumer base through our best-in-class pop culture assets provides us an opportunity to make investments in products or companies which would benefit from our collective marketing power. We call these investments “Dolphin 2.0” (with “Dolphin 1.0” being the underlying businesses of each of our subsidiaries).

Simply put, we seek to own some of the assets we are marketing. Specifically, we want to own assets where our experience, industry relationships and marketing power will most influence the likelihood of success. This leads us to seek investments in the following categories of assets: 1) Content; 2) Live Events; and 3) Consumer Products.

The first of our 2.0 investments has been in the new world of NFTs (Non-Fungible Tokens). We see a large opportunity in this sector. Even without broad consumer adoption, the NFT market grew from an estimated $250 million in 2020 to over $40 billion in 2021, according to Bloomberg. We believe the NFT market will continue to grow at a rapid pace for years to come, driven by the combination of 1) the ability of consumers to purchase using a credit card (and not just with cryptocurrencies); 2) consumer-friendly pricing options (previously not readily available due to large “gas fees” charged by both sellers and buyers of NFTs to offset the energy consumption required to “mint” the NFT for sale); and 3) popular entertainment and pop culture collectibles being offered.

In March 2021, we announced our intentions to enter into the production and marketing of NFTs. In August, 2021, we announced our partnership with FTX.US, a leading cryptocurrency exchange, to develop and launch NFT collections across all major entertainment industry verticals (film, television, music, gaming, etc.). In October, 2021, we announced the hiring of Anthony Francisco, former Senior Visual Development Artist at Marvel Studios, and designer of many iconic characters in the Marvel Cinematic Universe, to be Creative Director of our NFT studios. And in December, 2021, we unveiled our first collection, entitled “Creature Chronicles: Exiled Aliens,” a generative art collection of 10,000 unique avatars created by Mr. Francisco.

Our second Dolphin 2.0 investment was made in October, 2021, when we acquired an ownership stake in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre is in the final stages of construction, and expects to open in Spring, 2022. The Midnight Theatre will feature three distinct experiences for guests: the theatre itself; a separate pan-Asian restaurant, Hidden Leaf; and a ground-level café. We will manage all aspects of publicity and marketing for the venue (both theatre and restaurant), as well as facilitate talent and commercial relationships within the entertainment and culinary industries.

The Midnight Theatre will have a weekly schedule of performances and immersive experiences across music, comedy, Broadway, and narrative magic shows programmed at the 160-seat venue. The contemporary variety theatre integrates state-of-the-art 270 degree projection mapped visuals into live performances, allowing for unprecedented intimacy between performers and guests. The Midnight Theatre also has built in live-stream capabilities, allowing for events inside the theatre to expand beyond into people’s homes and corporate offices. The theatre will be available to host live streamed podcasts, comedy specials, music events, corporate keynote events, and more.

Hidden Leaf is the modern pan-Asian restaurant concept on the second floor of The Midnight Theatre space, led by acclaimed restauranteur Josh Cohen. The restaurant features a 75-seat dining room, 20-seat private dining room and a 40-seat lounge/bar area. Hidden Leaf will be open for both lunch and dinner, and will incorporate world-class food with interactive elements such as table-side prep, wine consignments, and memberships.

Our third Dolphin 2.0 investment was made in December, 2021, when we acquired an ownership stake in Crafthouse Cocktails, a pioneering brand of ready-to-drink, all-natural classic cocktails created by world renowned mixologist, Charles Joly and esteemed restaurateur, Matt Lindner. Founded in 2013, Crafthouse Cocktails is an award-winning pioneer in the premium ready-to-drink cocktail category, with eight different, made-from-scratch cocktails, using all-natural ingredients and premium craft spirits, available in more than 2,000 retail locations nationally. We will manage all aspects of publicity and marketing for the brand through our network of agencies and will facilitate talent and commercial relationships within the entertainment and culinary industries.

Growth Opportunities and Strategies

For Dolphin 1.0, we are focused on driving growth through the following efforts:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the last two years represents tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisitions of Be Social and Viewpoint, 42West has the ability to both structure influencer marketing campaigns and create promotional and marketing content for clients, which are critical services for entertainment content marketers in today’s digital world.

Through our acquisition of B/HI in January, 2021 (considered a division of 42West), 42West has entered into the “sister” entertainment verticals of video gaming and e-sports. We believe these industries represent a tremendous growth opportunity for 42West.

Furthermore, the growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas.

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

Expand and grow The Door through the expansion of Consumer Products PR business. The Door’s market-leading position in both the food and hospitality verticals, with many clients that have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful entry into the high-margin consumer products PR business with potential clients outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products PR accounts at The Door. Such accounts often generate higher monthly fees and longer-term engagements than any other of our customer verticals.

Diversify Viewpoint’s Client Base. Viewpoint is a leading creative branding agency and promotional video content producer for the television industry, with long-term clients such as HBO, Discovery Networks, Showtime and AMC. Through 42West, The Door and Shore Fire, Viewpoint can offer its best-in-class services to several new verticals, including motion picture production and distribution companies, video game publishers, musical artists, restaurant groups, the hospitality and travel industry and the marketers of consumer products. The ability for Viewpoint to reach clients of 42West, The Door and Shore Fire provides Viewpoint with the opportunity to diversify its client base, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

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

For Dolphin 2.0, we are focused on driving growth through the following efforts:

Build a portfolio of premium film, television and digital content. We intend to grow and diversify our portfolio of film, television and digital content by capitalizing on demand for high quality digital media and film content throughout the world marketplace. We plan to balance our financial risks against the probability of commercial success for each project. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate long-term value for our shareholders. Finally, we believe that marketing strategies that will be developed by our best-in-class entertainment PR and marketing companies will drive our creative content, thus creating greater potential for profitability.

Build an NFT Studio, to produce, distribute and market NFT collections. We intend to build an NFT studio on the traditional “slate model” employed by the major motion picture studios. We will seek to develop compelling NFT collections, drawing upon our relationships in the entertainment industry, and schedule their release throughout the calendar year. We will use the totality of our PR and marketing experience and reach to support these releases, which we believe can be a differentiating factor in this emerging industry.

Promotion of Midnight Theatre. As noted above, Midnight Theatre is currently scheduled to open in Spring, 2022. All Dolphin PR and Marketing subsidiaries will support the promotional campaigns for the opening of Midnight Theatre. We will also seek to support the programming slate of the theatre itself, through our relationships across music, Broadway and other forms of entertainment.

Assist Crafthouse Cocktails on its expansion. We believe Crafthouse Cocktails is a fantastic product, poised for growth. We will seek to create and execute PR and marketing campaigns to assist Crafthouse in growing its retail presence, both in states where the brand currently is available, as well as new states across the country.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing, video game and eSports marketing, and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and in December 2019 (the most recent year of such rankings), 42West was ranked #4 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment PR firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

Marketing professionals at 42West develop and execute marketing and publicity strategies for dozens of movies and television shows annually, as well as for individual actors, filmmakers, recording artists, video game publishers, and authors. Through 42West, we provide services in the following areas:

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

Video Game and eSports Publicity

We provide marketing direction, public relations counsel and media strategy for video game publishers as well as eSports leagues, and other entities in the gaming industry. Our capabilities include global game releases (web, console and mobile), independent releases, eSports tournament and league publicity, and various gaming events.

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

Shore Fire

Through Shore Fire, we represent musical artists and culture makers at the top of their fields. Shore Fire’s dedicated teams in New York, Los Angeles, and Nashville wield extensive, varied expertise to strategically amplify narratives and shape reputations for career-advancing effect. We believe Shore Fire is the largest public relations agency in the music business, representing top recording artists in multiple genres, songwriters, music producers, record labels, music industry businesses, venues, trade organizations, authors, comedians, social media personalities and cultural institutions.

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

Content Production

Dolphin Films and Dolphin Digital Studios

Dolphin Films is a content producer of motion pictures. We own the rights to several scripts that we intend to produce at a future date. Dolphin Digital Studios creates original content to premiere online. We own several concepts and scripts that we intend to further develop and produce at a future date.

Competition

The businesses in which we engage are highly competitive. Through 42West, Shore Fire and The Door, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint and Be Social, we compete against other creative branding and influencer marketing agencies, as well as in-house teams at many of our clients. Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•	Market Reputations of 42West, Shore Fire and The Door — 42West, Shore Fire and The Door consistently rank among the most prestigious and powerful public relations firms in the United States (each ranking in the Top 50 Most Powerful PR Firms in the most recent ranking, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”
•	An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 25-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, and Shore Fire’s President Marilyn Laverty are all longtime PR practitioners, with decades of experience, and are widely recognized as among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies; and
•	Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise and creative branding opportunities for our 42West, The Door and Shore Fire clients, primarily through the services of Be Social and Viewpoint, will allow us to expand and grow our relationships with existing clients and also attract new ones.
•	Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality, gaming and e-sports industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

Human Capital Management

Our People and Culture

Because our business is predominantly service-based, the quality of the personnel we employ is crucial to our success and growth. Our employees and contractors are our most valuable assets. We believe our relationship with our employees is great, and we also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures. We conduct training and development in our subsidiaries to ensure our employees maintain the quality for which we are known.

As of March 1, 2022, we had 202 full-time employees, all of which are located within the United States.

Diversity and Inclusion

Dolphin and our subsidiaries are committed to diversity and inclusion, and our culture reinforce these values on a day to day basis, beginning with our leadership team. Our leadership team, which includes our Chief Executive Officer, Chief Financial and Operating Officer and the leaders of our subsidiaries, is composed 66% of women. Likewise, the Board of Directors is composed 33% of women.

Other Compensation and Benefits

The Company also offers competitive compensation and benefits packages that meet the needs of its employees, including equity incentive awards, retirement plans, health, dental, and vision benefits, basic life insurance and short and long-term disability coverage, among other benefits. The Company analyzes market trends and monitors its own compensation practices to attract, retain, and promote employees and reduce turnover and associated costs.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407. We also have offices located at:

•	600 3rd Avenue, 23rd Floor, New York, New York 10016,
•	37 West 17th Street, 5th Floor, New York, New York, 10011;
•	1840 Century Park East, Suite 700, Los Angeles, California 90067;
•	12 Court Street, Suite 1800, Brooklyn, New York 11201;
•	11500 West Olympic Boulevard, Suite 399, Los Angeles, California 90064; and
•	150 West 30th Street, Suite 1201, New York, New York 10001.

Available Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.dolphinentertainment.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the “Investor Relations” section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

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

The global spread of COVID-19 has created significant operational volatility, uncertainty and disruption, both in the global economy, in general, and in the hospitality and entertainment industries, in particular. The extent to which COVID-19 will continue to adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•	the duration and scope of the outbreak;
•	governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home and shut-downs;
•	the effectiveness and timing of COVID-19 vaccination campaigns, or any perceived limitations of or setbacks in these efforts;
•	the impact of the outbreak on the financial markets and economic activity generally;
•	the effect of the outbreak on our clients and other business partners;
•	our ability to access the capital markets and sources of liquidity on reasonable terms;
•	potential goodwill or other impairment charges;

•	increased cybersecurity risks as a result of remote working conditions;
•	our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and
•	the ability of our clients to pay for our services during and following the outbreak.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our other risk factors that are included below, including as a result of, but not limited to, the factors listed above.

Our results of operations are highly susceptible to unfavorable economic conditions.

We are exposed to risks associated with weak or uncertain regional economic conditions and disruptions in the financial markets. Following the severe downturn in most markets following the outbreak of the COVID-19 pandemic, the global economy continues to be challenging. Economic downturns or uncertainty about the strength of the global economy in general, or economic conditions in certain regions or market sectors, and caution on the part of marketers, can have an effect on the demand for advertising and marketing communication services. In addition, market conditions can be and have been adversely affected by natural and human disruptions, such as natural disasters, public health crises, severe weather events, military conflict or civil unrest. Our industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy in general. In the past, including in connection with the outbreak of the COVID-19 pandemic, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. Furthermore, unexpected revenue shortfalls can result in misalignments of costs and revenues, resulting in a negative impact to our operating margins. If our business is significantly adversely affected by unfavorable economic conditions or other market disruptions that adversely affect client spending, the negative impact on our revenue could pose a challenge to our operating income and cash generation from operations.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2021 and 2020, respectively, our net loss was $6,462,303 and $1,939,192. Our accumulated deficit was $104,434,344 and $97,972,041 at December 31, 2021 and 2020, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, Viewpoint and Be Social and the success of our Dolphin 2.0 initiatives, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

The table below sets forth our total principal amount of debt as of December 31, 2021 and 2020.

	As of December 31, 2021	As of December 31, 2020
Related party debt (noncurrent in 2021 and current in 2020)	$1,107,873	$1,107,873
Term loan	$—	$900,292
Put rights (current and noncurrent)	$—	$1,544,029
Notes payable (current and noncurrent)	$1,176,644	$1,273,394
Convertible notes payable (current and noncurrent)	$3,400,000	$3,045,000
PPP Loans	$—	$3,099,869

Our indebtedness could have important negative consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired or such financing may not be available on favorable terms or at all;
•	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and
8

•	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

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

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, delaying or abandoning potential acquisitions, delaying Dolphin 2.0 initiatives, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

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

Our stock price has recently been volatile and may be volatile in the future. For example, on March 22, 2021, the price of our common stock closed at $5.45 per share while on March 23, 2021, the price of our common stock closed at $18.33 after a press release announced the formation of our NFT division. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements of state-of-the-art means of content production and entertainment publicity and marketing, or those of companies that are perceived to be similar to us;
•	announcements related to any delays in production or rollout of entertainment content;
•	our ability to meet or exceed the rapidly-changing expectations of our clients;
•	news that audience acceptance of and interest in our digital media productions, and therefore the commercial success of our content production business, is lower or higher than we expected;
•	our ability to adapt to rapid change in technology, forms of delivery, storage, and consumer preferences related to digital content;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	trading volume of our common stock;
•	developments concerning our collaborations or partners;
•	the impact of the COVID-19 outbreak and its effect on us;
•	the perception of the entertainment publicity and marketing or digital content production by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning intellectual property rights;
•	significant lawsuits, including patent or stockholder litigation;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	sales of our common stock by us or our stockholders;
•	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2021 and 2020, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The profitability of our investments is uncertain.

During 2021, we acquired an ownership stake in Midnight Theatre, a contemporary variety theater and restaurant in Manhattan and in Crafthouse Cocktails, a brand of ready-to-drink, all-natural classic cocktails. We also started an NFT studio to produce and market NFTs. Investments in these new ventures entail risks those businesses will fail to perform in accordance with expectations. In undertaking these investments, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, synergies that may not come to fruition. Additional risks inherent in these investments include risks that the ventures will not achieve anticipated success and that estimates of the costs of bringing these ventures to profitability may prove inaccurate. Expenses may also be greater than anticipated.

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

Risks Related to our Common Stock and Preferred Stock

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value. (All shares and per share amounts have been retrospectively adjusted for the 1:5 reverse stock split effectuated on November 27, 2020.)

From January 1, 2020 to December 31, 2021, the number of shares of our common stock issued and outstanding has increased from 3,578,580 to 8,020,381 shares. During this period, we issued approximately 500,667 shares of our common stock as consideration for 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI acquisitions. Furthermore, we will issue 349,087 shares of common stock to the sellers of The Door and B/HI as earnout consideration for financial performance targets achieved during 2021. We may issue to the seller of Be Social the equivalent of up to $300,000 of our common stock based on the 30-day trading average on the date certain financial performance targets are achieved. During the year ended December 31, 2021, certain holders of convertible notes exercised their right to convert all or a portion of their convertible notes and we issued 963,985 shares of common stock. As of December 31, 2021, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $2.9 million, which are convertible using a 90-day trading average stock price. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold (as defined in the Series C Certificate of Designation) has occurred. On November 12, 2020, such determination by the Board was made, and the holder of Series C Convertible Preferred Stock (indirectly Mr. O’Dowd) is entitled to super voting rights of three votes for each share of common stock into which such holder’s shares of Series C Convertible Preferred Stock could then be converted. As of December 31, 2021, the Series C Preferred Stock could be converted into 4,738,940 shares of our common stock and the holder was entitled to 14,216,819 votes, which is approximately 65% of our voting securities. The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 29, 2021, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25 million of our common stock. Concurrently with the execution of the Purchase Agreement, we issued 51,827 shares of our common stock to Lincoln Park as a commitment fee and on March 7, 2022 we issued an additional 37,019 shares of our common stock as an additional commitment fee. The purchase shares sold pursuant to the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period. The purchase price for shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We have the right to control the timing and amount of any sales of our shares to Lincoln Park in our sole discretion, subject to certain limits on the amount of shares that can be sold on a given date. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our headquarters and content production business, we lease 3,024 square feet of office space with a lease commencement date of October 1, 2019, located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134.

For our entertainment publicity and marketing business, we lease the following office space:

•	(i) 12,505 square feet located at 600 Third Avenue, 23rd Floor, New York, NY 10016;
•	(ii) 5,000 square feet located at 37 West 17th Street, 5th Floor, New York, NY 10010;
•	(iii) 12,139 square feet of office space at 1840 Century Park East, Suite 700, Los Angeles, CA 90067;
•	(iv) 32 Court Street, Brooklyn, NY 11201;
•	(v) 5,660, square feet located at 11500 West Olympic Boulevard, Los Angeles, CA 90064; and
•	(vi) 150 West 30th Street, New York, NY 10001.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

As of April 28, 2022, there were approximately 302 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Company Purchases of Equity Securities

None.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations are to provide users of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. Our past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a leading independent entertainment marketing and premium content development company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

On January 8, 2021, we acquired all of the issued and outstanding shares of B/HI Communications, Inc, a California corporation, referred to as B/HI, from Dean G Bender and Janice L Bender as co-trustees of the Bender Family Trust dated May 6, 2013, the Seller. The acquisition was effective January 1, 2021. B/HI is an entertainment public relations agency that specializes in corporate and product communications programs for interactive gaming, esports, entertainment content and consumer product organizations. As consideration for the acquisition of the shares of B/HI, we agreed with the Seller to pay, $0.8 million of shares of our common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness of approximately $0.5 million, net of minimum operating cash as defined in the purchase agreement. B/HI achieved certain specified financial performance targets during the year ended December 31, 2021 and we will pay an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in shares of our common stock to the Seller.

Through our subsidiaries 42West, Shore Fire and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West, Shore Fire and The Door are each recognized global leaders in PR services for the respective industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social provides influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as live event production, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We intend to complete at least one acquisition during 2022, but there is no assurance that we will be successful in doing so, whether in 2022 or at all.

We have also established an investment strategy, “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within Dolphin 2.0. We intend to enter into additional investments during 2022, but there is no assurance that we will be successful in doing so, whether in 2022 or at all.

COVID Update

During March 2020, the World Health Organization categorized a novel coronavirus (“COVID-19”) as a pandemic, and it has spread throughout the United States. The pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, direct costs, payroll and benefits, selling, general and administrative expenses, legal and professional expenses, other income/expense and net income. Other income/expense consists mainly of interest expense, non-cash changes in fair value of liabilities, costs directly relating to our acquisitions, and gains or losses on extinguishment of debt and disposal of fixed assets.

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

Revenues

For the years ended December 31, 2021 and 2020, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. Additionally, for the years ended December 31, 2021 and 2020, we derived revenues from the content production segment from the domestic distribution of our feature film Believe.

The table below sets forth the percentage of total revenue derived from our two segments for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
Revenues:
Entertainment publicity	99.9%	99.6%
Content production	0.1%	0.4%
Total revenue	100.0%	100.0%

Entertainment Publicity and Marketing (“EPM”)

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

We earn entertainment publicity and marketing revenues primarily through the following:

•	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

•	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from all the major studios, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. Our clients for this type of service include major studios, streaming services, independent producers and leading hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

•	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

•	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries, will be accretive to our revenue.

•	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events, as well as editorial work on behalf of brand clients. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

Content Production (“CPD”)

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

We have completed development of some of these projects, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through third-party financing arrangements, domestic distribution advances, pre-sales, and location-based tax credits, and if necessary, sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there is no assurance that we will be able to obtain the financing necessary to produce any of these feature films.

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain cost of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects that are abandoned.

(2)	Selling, general and administrative expenses – include all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(3)	Depreciation and amortization – include the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements

(4)

Change in fair value of contingent consideration – includes the changes to the fair value of contingent consideration liabilities related to our acquisitions of The Door, Be Social and B/HI subsequent to their initial measurement.

(5)	Legal and professional fees – include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

(6)	Payroll expenses include wages, payroll taxes and employee benefits.

Other Income and Expenses

For the years ended December 31, 2021 and 2020, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) changes in the fair values of (i) put rights, (ii) warrants, (iii) convertible notes and derivative liabilities; (3) acquisition costs; and (4) interest expense and debt amortization. For the year ended December 31, 2020, we also had a loss on the deconsolidation of our Max Steel variable interest entity.

RESULTS OF OPERATIONS

Year ended December 31, 2021 as compared to year ended December 31, 2020

Revenues

For the years ended December 31, 2021 and 2020, our revenues were as follows:

	For the year ended
	December 31,
	2021	2020
Revenues:
Entertainment publicity and marketing	$35,705,305	$23,946,680
Content production	21,894	107,800
Total revenue	$35,727,199	$24,054,480

Revenues from entertainment publicity and marketing increased by approximately $11.8 million, or 49.1%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The majority of the revenue increase relates to the fact that the industries we serve were resuming normal operations during the 2021 year. During the year ended December 31, 2020, the Company’s revenues were adversely affected by government-imposed orders to either reduce or completely shut down the in-restaurant service and shut down of movie content production due to COVID-19 that caused our clients to reduce or suspend the services we provided to them. Throughout the year ended December 31, 2021, our revenues saw a recovery with the government-imposed orders alleviated or completely removed by year end 2021. In addition, our revenue for the year ended December 31, 2021, includes $3.5 million of revenue from B/HI, which was acquired on January 1, 2021 and therefore not present in 2020, as well as a full year of revenue for Be Social that was acquired on August 17, 2020.

We derived immaterial revenues from the content production segment for the years ended December 31, 2021 and 2020 from the domestic distribution of Believe, a feature film that was released in 2013, as we have not produced and distributed any of the projects discussed above.

Expenses

For the years ended December 31, 2021 and 2020, our operating expenses were as follows:

	For the year ended December 31,
	2021	2020
Expenses:
Direct costs	$3,879,409	$2,576,709
Payroll and benefits	23,819,327	15,990,702
Selling, general and administrative	5,836,235	4,822,130
Change in fair value of contingent consideration	3,754,221	55,000
Depreciation and amortization	1,905,354	2,030,226
Legal and professional	2,013,436	1,191,231
Total expenses	$41,207,982	$26,665,998

Direct costs are mainly attributable to the EPM segment and increased by approximately $1.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in direct costs is correlated to an increase in Viewpoint’s revenue and costs associated with the production and marketing of NFTs, as Viewpoint incurs third party costs related to the production of marketing materials, which are included in direct costs. In addition, the year ended December 31, 2021 included $0.5 million of NFT production and marketing costs that were not present in the year ended December 31, 2020.

Payroll and benefit expenses increased by approximately $7.8 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to including payroll costs of Be Social acquired in August 2020 and B/HI acquired in January 2021. In addition, during the year ended December 31, 2020, the Company made salary and staff reductions related to decreases in revenues due to COVID-19. All employees’ salaries were restored by the beginning of the 2021.

Selling, general and administrative expenses increased by approximately $1.0 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

The increase are primarily related to the year ended December 31, 2021 including selling, general and administrative costs of Be Social, which was acquired on August 17, 2020 and B/HI which was acquired on January 1, 2021:

•	$0.4 million increases in rent expense;
•	$0.2 million of additional computer expenses;
•	$0.2 million increase in insurance and tax expenses;
•	$0.1 million increase in travel expenses, as the COVID-19 pandemic had reduced amount of travel for the year ended 2020; and
•	$0.5 million of additional administrative and office expenses.

These increases were partially offset by:

•	$0.4 million reduction in bad debt expense, as the bad debt expense for the year ended December 31, 2020 was higher resulting from the impact of COVID-19.

Contingent consideration related to our acquisitions of The Door, Be Social and B/HI was recorded at fair value on our consolidated balance sheet as of the respective acquisition dates. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. The fair value of the contingent consideration increased by approximately $3.8 million and $55 thousand for the years ended December 31, 2021 and 2020, respectively. The increase in year ended December 31, 2021 related to a change in the likelihood of achieving the established targets in the B/HI acquisition.

Depreciation and amortization had a small decrease of $0.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is related to $79.5 thousand of less amortization of intangible assets and $45.4 thousand less depreciation of fixed assets.

Legal and professional fees increased by approximately $0.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due primarily to consulting and audit fees incurred in the first quarter of 2021 related to our revision of quarterly and annual 2019 financial statements and restatement of the September 30, 2020 quarterly financial statements, both included in our Annual Report on Form 10-K filed on April 15, 2021. In addition, the Company’s statements of operations now includes the legal and professional fees incurred for Be Social and B/HI in the normal course of business.

Other Income and Expenses

	For the year ended December 31,
	2021	2020
Other Income and expenses:
Gain on extinguishment of debt	$2,988,779	$3,311,198
Loss on the deconsolidation of Max Steel VIE	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(570,844)	(534,627)
Change in fair value of warrants	(2,482,877)	(275,445)
Change in fair value of put rights	(71,106)	1,745,418
Acquisition costs	(22,907)	(93,042)
Interest expense and debt amortization	(785,209)	(2,133,660)
Total	$(944,164)	$535,251

During the year ended December 31, 2021, we recorded a gain on extinguishment of debt of approximately $3.0 million, which primarily related to forgiveness of the PPP Loans of the Company and our subsidiaries. During the year ended December 31, 2020, we recorded a gain on extinguishment of debt of $3.3 million primarily related to the Max Steel VIE. On February 20, 2020, the lender of the production service agreement confirmed that the Max Steel VIE did not owe them any debt. We reassessed our status as the primary beneficiary of the Max Steel VIE and concluded that we were no longer the primary beneficiary of the Max Steel VIE. As a result, we deconsolidated the Max Steel VIE and recorded a loss on deconsolidation of approximately $1.5 million during the year ended December 31, 2020.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the year ended December 30, 2021 we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a loss of $0.6 million. For the year ended December 31, 2020, we recorded a change in fair value of the convertible notes issued in 2020 and the embedded conversion feature of the convertible note issued in 2019 in the amount of a loss of $0.5 million. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of approximately $2.5 million on our condensed consolidated statement of operations. During the year ended December 31, 2020, the fair value of the 2020 warrants increased by approximately $0.3 million and we recorded a change in the fair value of the warrants for that amount on our consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights increased by approximately $71.1 thousand for the year ended December 31, 2021 and decreased by approximately $1.7 million for the year ended December 31, 2020. The final put rights were settled in March of 2021; as a result, we did not have a liability related to the put rights as of December 31, 2021.

Acquisition costs consisted primarily of legal, consulting and auditing costs related to our acquisitions. Acquisition costs for the year ended December 31, 2021 were related solely to the acquisition of B/HI in January 1, 2021, while acquisition costs for the year ended December 31, 2020 consisted of costs associated with our acquisitions of Be Social on August 2020 and B/HI acquired on January 1, 2021.

Interest expense and debt amortization expense decreased by $1.3 million for the year ended December 31, 2021, respectively, as compared to the same periods in prior year primarily due to $1.3 million of debt amortization recorded during the year ended December 31, 2020, related to beneficial conversion features of certain convertible notes payable converted during that period.

Income Tax Benefit

We had an income tax expense of $37.4 thousand for year ended December 31, 2021, compared to a benefit of $137.0 thousand for year ended December 31, 2020. The income tax expense for year ended December 31, 2021 reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”). The primary component of the income tax benefit for year ended December 31, 2020 is due to a release of the valuation allowance against the deferred tax liabilities of the companies acquired.

As of December 31, 2021, we have approximately $46.7 million of pre-tax net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028; federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have state net operating loss carryforwards amounting to $50.0 million that begin to expire in 2029. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized and we have accordingly recorded a full valuation allowance as of both December 31, 2021 and 2020.

Net Loss

Net loss was approximately $6.5 million or $0.85 per share based on 7,614,774 weighted average shares outstanding on a basic and on a fully diluted basis for the year ended December 31, 2021.

Net loss was approximately $1.9 million or $(0.35) per share based on 5,619,969 weighted average shares outstanding and approximately $(0.58) per share based on 6,382,937 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2020.

Net loss for the years ended December 31, 2021 and 2020, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31,
	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(1,318,717)	$(1,506,311)
Net cash used in investing activities	(3,025,856)	(1,375,969)
Net cash provided by financing activities	3,937,823	8,609,318
Net (decrease) increase in cash and cash equivalents and restricted cash	(406,750)	5,727,038

Cash and cash equivalents and restricted cash, beginning of period	8,637,376	2,910,338
Cash and cash equivalents and restricted cash, end of period	$8,230,626	$8,637,376

Operating Activities

Net cash used in operating activities was $1.3 million for the year ended December 31, 2021, a decrease of $0.2 million from cash used in operating activities of $1.5 million for the year ended December 31, 2020.

Our net loss of $6.5 million for the year ended December 31, 2021 was adjusted for the following items to arrive at cash provided by operating activities:

•	$6.9 million of non-cash changes in the fair value of liabilities;
•	$0.5 million of non-cash items such as impairments, bad debt expense and other non-cash losses;
•	$2.0 million of non-cash lease expense; and
•	$2.2 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs.

The above were offset by:

•	$3.1 million of a gain on extinguishment of debt, primarily related to the forgiveness of PPP Loans; and
•	$3.3 million of changes in operating assets and liabilities.

Our net loss of $1.9 million for the year ended December 31, 2020 was adjusted for the following items to arrive at cash provided by operating activities:

•	$1.5 million of the loss on deconsolidation of Max Steel VIE
•	$1.3 million of the recognition of the beneficial conversion feature of convertible notes payable
•	$0.8 million of non-cash items such as impairments, bad debt expense and other non-cash losses;
•	$1.8 million of non-cash lease expense; and
•	$2.1 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs.

The above were offset by:

•	$3.3 million of a gain on extinguishment of debt, primarily related to the Max Steel VIE;
•	$2.9 million of changes in operating assets and liabilities.
•	$0.9 million of non-cash changes in the fair value of liabilities;

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 were $3.0 million, which related to (i) $1.5 million issuance of convertible notes receivables, (ii) $1.0 million investment in Midnight Theatre and (iii) a payment of approximately $0.5 million, net of cash acquired, related to the acquisition of B/HI, net of cash acquired.

Net cash used in investing activities for the year ended December 31, 2020 were $1.4 million, which related to (i) a payment of approximately $1.0 million, net of cash acquired, for the Be Social acquisition, (ii) a payment of approximately $0.3 million of deferred cash consideration for the Shore Fire acquisition (acquired in 2019) and (iii) $0.1 million of purchases of fixed assets.

Financing Activities

Net cash provided by financing activities was $3.9 million for the year ended December 31, 2021, a decrease of $4.7 million from net cash provided by financing activities of $8.6 million for the year ended December 31, 2020.

Net cash flows provided by financing activities for the year ended December 31, 2021 mainly related to:

Inflows:

•	$6.0 million of proceeds from convertible notes payable

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.9 million of repayment of the term loan; and
•	$0.1 million of repayment of notes payable

Cash flows provided by financing activities for the year ended December 31, 2020 mainly related to:

Inflows:

•	$7.6 million of proceeds from the sale of Common Stock through registered direct offering;
•	$3.7 million proceeds from convertible notes payable; and
•	$2.8 million of proceeds from PPP Loans.

Outflows:

•	$1.6 million from the exercise of put rights;
•	$1.9 million of repayment of convertible notes;
•	$1.0 million of installment payments to sellers on Shore Fire and Viewpoint acquisitions;
•
•	$0.5 million of repayment of the line of credit;
•	$0.3 million of repayment of the term loan; and
•	$0.1 million of repayment of notes payable.

Going Concern Update

In previous years, we had determined there were factors that raised substantial doubt about the Company’s ability to continue as a going concern. Throughout the past years, we have taken measures to strengthen our financial position, which is evidenced by a positive working capital for three straight quarters, as of June 30, 2021 September 30, 2021, and December 31, 2021. Several of our subsidiaries operate in industries that have been adversely affected by the government mandated work-from-home, stay-at-home and shelter-in-place orders as a result of COVID-19. During 2020 and 2021, we took measures to align our workforce to the reduced demand in some of our services. As these industries continue to gradually reopen, we have seen signs of improvement and have noted an increase in demand for our services and noted signs of improvement in the results of our operations.

Further, on December 29, 2021, we entered into the LP 2021 Purchase Agreement (See “2021 Lincoln Park Transaction” section below) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the LP 2021 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $25.0 million of our common stock from time to time during the term of the LP 2021 Purchase Agreement. The sale of common stock pursuant to the LP 2021 Purchase Agreement provides the Company with additional cash flow availability for operational purposes.

Management believes that our cash position, together with the forecasted cash flows and the availability of funds through the LP 2021 Purchase Agreement, is sufficient to meet capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future. As a result, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

Debt and Financing Arrangements

As described below in further detail, throughout the year ended December 31, 2021 we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities and reducing our overall debt position. Total debt amounted to $6.2 million as of December 31, 2021 compared to $9.3 million as of as of December 31, 2020, a reduction of 3.1 million or 33.9%.

Our debt obligations in the next twelve months from December 31, 2021 have decreased significantly from the obligations in the same period in 2020. The current portion of the long-term debt decreased to $0.3 million from $4.0 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, are sufficient to meet our debt requirements.

Term Loan

Two of our subsidiaries, as co-borrowers, entered in into a three-year term loan in March of 2020, which required monthly repayment of principal and interest and was to mature on March 15, 2023. During the year ended December 2021, the Company paid off the remaining balance of the term loan, as such there is no outstanding balance as of December 31, 2021, related to term loan.

2021 Lincoln Park Transaction

On December 29, 2021, we entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the LP 2021 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $25.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement.

On December 29, 2021, the Company issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment. Excluding these commitment shares, the Company did not sell any shares of common stock under the LP 2021 Purchase Agreement during the year ended December 31, 2021. Subsequent to December 31, 2021, we sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640. Pursuant to the LP 2021 Purchase Agreement, we issued the remaining 37,019 commitment shares on March 7, 2022.

Convertible Notes Payable

During the year ended December 31, 2021, we issued ten convertible promissory notes to four noteholders in the aggregate amount of $5.95 million. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock but not at a price less than $2.50 per share.

During the year ended December 31, 2021, the holders of twelve convertible notes issued during 2021 and 2020 converted the principal balance of $4.5 million plus accrued interest of $11.9 thousand into 682,431 shares of Common Stock at conversion prices ranging between $3.69 and $10.74 per share.

As of December 31, 2021, the aggregate principal balance of the convertible promissory notes of $2.9 million was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

It is our experience that convertible notes, including their accrued interest are converted into shares of the Company’s common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Convertible Notes Payable at Fair Value

We had convertible promissory notes outstanding with aggregate principal amounts of $0.5 million as of December 31, 2021 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations. As of December 31, 2021, we had a balance of $1.0 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

During the year ended December 31, 2021, notes issued in 2020 with remaining aggregate principal balances of $1.1 million were converted into 281,554 shares of Common Stock at purchase prices ranging between $3.90 and $3.91 per share.

Similar to the Convertible notes discussed above, our historical experience has been that these convertible notes are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of December 31, 2021, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1.2 million, which bear interest at a rate of 10% per annum and mature between January 15, 2022 and December 10, 2023. For these nonconvertible promissory notes we had a balance of $0.3 million and $0.9 million recorded as current and noncurrent liabilities, respectively, as of December 31, 2021. Subsequent to December 31, 2021, a non-convertible promissory note amounting to $0.2 million with a maturity date of January 15, 2022 was repaid in cash.

Convertible Notes Receivable

We hold convertible notes receivable from Stanton South LLC, which operates Crafthouse Cocktails and JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

The Crafthouse Cocktails note amounts to $500,000 and is mandatorily redeemable by February 1, 2022. The Midnight Theatre notes amount to $1,000,000 and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. Subsequent to year-end, on February 1, 2022, the Crafthouse Cocktails note was converted and we were issued Series 2 interests of Stanton South LLC. In addition, on each of January 3, 2022, February 2, 2022, March 22, 2022 and April 1, 2022, we issued Midnight Theatre four additional notes amounting to $1,585,500 in aggregate, on same terms as the previous note.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies.”

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.

We consider the fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets, acquisition-related contingent consideration and convertible debt to be the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Further details on each item are discussed below. See Note 18 – Fair Value Measurements in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

Goodwill

Goodwill results from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. As of December 31, 2021, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, we have a balance of $20.0 million of goodwill on our consolidated balance sheets which management has assigned to the entertainment publicity and marketing segment. We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment is performed in the fourth quarter.

For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

Intangible assets

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company acquired in aggregate an estimated $13.5 million of intangible assets with finite useful lives initially estimated to range from 3 to 13 years. The intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized using the straight-line method over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion. Events or circumstances that might require impairment testing include the loss of a significant client or clients, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

Business Combinations and Contingent Consideration

The determination of the fair value of net assets acquired in a business combination and specifically the estimates of acquisition-related contingent consideration (sometimes referred to as “earn-out liabilities”) requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Fair values of earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. See Note 6 – Acquisitions in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.

Convertible debt

The terms of our convertible debt agreements are evaluated to determine whether the convertible debt instruments contain both liability and equity components, in which case the instrument is a compound financial instrument. Convertible debt agreements are also evaluated to determine whether they contain embedded derivatives, in which case the instrument is a hybrid financial instrument. Judgement is required to determine the classification of such financial instruments based on the terms and conditions of the convertible debt agreements.

Estimation methods are used to determine the fair values of the liability and equity components of compound financial instruments and to determine the fair value of embedded derivatives included in hybrid financial instruments. Fair values of convertible debt are estimated using pricing models such as the Monte Carlo Simulation. Evaluating the reasonableness of these estimations and the assumptions and inputs used in the valuation methods requires a significant amount of judgement and is therefore subject to an inherent risk of error. See Notes 14 – Convertible Notes Payable At Fair Value and 18 – Fair Value Measurements in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2021, due to the following material weaknesses:

Control Environment, Risk Assessment, and Monitoring

As previously reported, we did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements in the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, including fraud risks, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•	We did not fully design, implement and monitor general information technology controls in the areas of user access, and segregation of duties for systems supporting substantially all of the Company’s internal control processes.

•	We did not design and implement, and retain appropriate documentation of formal accounting policies, procedures and controls across substantially all of the Company’s business processes to achieve timely, complete and accurate financial accounting, reporting, and disclosures. Additionally, we did not design and implement adequate controls pertaining to the period-end financial reporting, classification of contingent consideration, journal entries, completeness and accuracy of underlying data used in the performance of controls and account reconciliations.

•	We did not appropriately design and implement management review controls at a sufficient level of precision to detect a material misstatement over complex accounting areas and disclosures including business combinations, complex transactions, revenue recognition, income tax, and lease accounting.

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2021 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Management’s Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company and its Board are committed to maintaining a strong internal control environment. We have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Developing formal policies and procedures over the Company’s fraud risk assessment and risk management function;

•	Developing policies and procedures to enhance the precision of management review of financial statement information and control impact of changes in the external environment;

•	We have entered into an agreement with a third-party consultant that assists us in analyzing complex transactions and the appropriate accounting treatment;

•	We are enhancing our policies, procedures and documentation of period end closing procedures;

•	Implementing policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties; and

•	Reevaluating our monitoring activities for relevant controls.

Management is beginning the process of implementing and monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes our planned remedial efforts will effectively remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address control deficiencies or determine it necessary to modify the remediation plan described above

Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Controls

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	53	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	58	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	72	June 2008
Nelson Famadas	Director	49	December 2014
Anthony Leo	Director	45	September 2018
Nicholas Stanham, Esq.	Director	54	December 2014
Claudia Grillo	Director	63	June 2019

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

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012, as well as on the Board of Directors of United Way United Kingdom since its inception in 2014, and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past 25 years.

Mirta A. Negrini. Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013. Ms. Negrini has over thirty years of experience in both private and public accounting. Immediately prior to joining us, she served since 1996 as a named partner in Gilman & Negrini, P.A., an accounting firm of which we were a client. Prior to that, Ms. Negrini worked at several multinational corporations and she began her career at Arthur Andersen LLP in 1986. Ms. Negrini serves on the Board of Trustees of St. Brendan High School and on the Finance Committee of the Board of Directors of RCMA. She is a Certified Public Accountant licensed in the State of Florida.

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

Nelson Famadas. Mr. Famadas has served on our Board since December 2014. He is Managing Partner and Chief Operating Officer of Carver Road Capital, a hospitality private equity fund. Previously, he owned and served as President of Cien, a Hispanic marketing firm. Prior to Cien from 2011 to 2015, Mr. Famadas served as Senior Vice President of National Latino Broadcasting (“NLB”), an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM. From 2010 to 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations. From 2002 through 2010, he served as President of Gables Holding Corp., a real estate development company based in Puerto Rico. Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager. From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming. As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos. Mr. Famadas has over 20 years of experience in television and radio production, programming, operations, sales and marketing.

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

No director or executive officer has been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2021. The Company determined that a Form 3 was not filed in connection with the commencement of Anthony Leo’s directorship in September 2018.

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

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2021, the Audit Committee held four meetings. All members of the Audit Committee attended at least 75% of the meetings in 2021.

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

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2021, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2021 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

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

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officers or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officer serving at the end of the last two completed fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2020	400,000	(1)	—	282,880	(2)	682,880
Chairman and Chief Executive Officer	2020	244,503	(3)	—	283,599	(4)	582,881

Mirta A. Negrini,	2021	300,000		—	—		300,000
Chief Financial and Operating Officer	2020	250,000		—	—		250,000

———————

(1)	On May 17, 2021, the Compensation Committee of the Board approved an increase in the base salary of Mr. O’Dowd from $300,000 to $400,000 per year. The increase was effective January 1, 2021.

(2)	This amount includes life insurance in the amount of $20,381 and interest accrued on accrued and unpaid compensation in the amount of $263,219 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(3)	Mr. O’Dowd’s annual salary was $300,000, however, during the year ended December 31, 2020, Mr. O’Dowd voluntarily reduced his salary for a period of five and one half months.

(4)	This amount includes life insurance in the amount of $20,381 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

Employment Arrangements

Mirta A. Negrini. On October 21, 2013, we appointed Ms. Negrini as our Chief Financial and Operating Officer. The terms of Ms. Negrini’s employment arrangement do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control. On May 17, 2021, the Compensation Committee of the Board approved an increase in the base salary of Ms. Negrini from $250,000 to $300,000 per year. The increase was effective January 1, 2021.

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2021 and December 31, 2020.

Director Compensation

During the year ended December 31, 2021, we did not pay compensation to any of our directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the beneficial ownership as of April 28, 2022, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our incumbent directors, director nominees, named executive officers, all incumbent directors, director nominees and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 9,101,045 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 28, 2022. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 28, 2022 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(2)	349,366	3.8%
Michael Espensen	56		*
Nelson Famadas	534		*
Mirta A. Negrini	––	––
Anthony Leo	––	––
Nicholas Stanham, Esq.(3)	8,443		*
Claudia Grillo	152		*

All Directors, Director Nominee and Executive Officers as a Group (7 persons)	358,550	3.9%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock	% of Class (Preferred Stock)
William O’Dowd, IV(4)	50,000(5)	100%

———————

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.
(2)	The amount shown includes (1) 124,210 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 109,068 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd and (3) 116,088 shares of common stock held by Mr. O’Dowd individually. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.
39

(3)	Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.
(4)	The Series C is held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd.
(5)	The Series C is entitled to 14,216,819 votes and is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

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

Transactions with Related Persons

William O’Dowd, IV. Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC, an entity owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary, which we acquired in March 2016. During 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment, LLC (the “DE LLC Note”) in the principal amount of $1,009,624 for funds previously advanced The note was payable on demand and accrued interest at a rate of 10% per annum. On November 29, 2017, the Audit Committee approved an amendment to the promissory note to allow for additional advances and repayments on the promissory note up to a maximum principal balance of $5,000,000. On June 15, 2021 the Company exchanged the Original DE LLC Note for a new note maturing on July 31, 2023 (“New DE LLC Note” and together with the Original DE LLC Note, the “DE LLC Notes”). Other than the change in maturity date, there were no other changes to the principal, interest or any other terms of the Original DE LLC Note. As of December 31, 2021 and 2020, Dolphin Films owed Dolphin Entertainment, LLC $1,107,873 and $1,107,873, respectively, of principal, and $55,849 and $26,683, respectively, of accrued interest, that was recorded on the consolidated balance sheets. Dolphin Films recorded interest expense of $110,787 and $111,091, respectively, for the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, we did not repay any principal amount owed to Dolphin Entertainment, LLC. During the year ended December 31, 2021 and 2020, we paid $81,621 and $500,000, respectively, of interest payments to Dolphin Entertainment, LLC. There have not been any proceeds received, repayments of principal or payments of interest related to this note for the period between January 1, 2022 and April 25, 2022. The largest aggregate principal amount Dolphin Films owed Dolphin Entertainment, LLC during 2021, 2020 and as of April 25, 2022 was $1,107,873. The balance of principal outstanding under the note as of April 25, 2022 was $1,107,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2021 and 2020, we had a balance of $2,625,000 of accrued compensation related to this agreement. As of December 31, 2021 and 2020, we had a balance of $1,565,593 and $1,756,438 of accrued interest related to this agreement. We recorded $262,500 and $263,219, respectively, of interest expense for the years ended December 31, 2021 and 2020. The largest aggregate balance we owed Mr. O’Dowd during 2021, 2020 and as of April 25, 2022 was $2,625,000. The balance of accrued compensation as of April 25, 2022 was $2,625,000.

Charles Dougiello. Mr. Dougiello served as a director of the Company from June of 2019 to September of 2021. On July 5, 2018, we purchased all of the membership interest of the sellers of The Door Marketing Group, LLC, of which Mr. Dougiello owned 50%, for approximately $2 million in cash and $2 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $7.0 million, of which the first $5 million is payable in shares of common stock and the last $2 million is payable in cash, if certain financial targets are achieved over a four year period. For the year ended December 31, 2021, Mr. Dougiello met the financial targets and will receive 139,782 shares of the Company’s common stock. In connection with our acquisition of The Door, we entered into an employment agreement with Mr. Dougiello for a four-year term after the closing date of the acquisition, with an initial base salary of $240,000, subject to annual increases of 5% and annual bonus provisions.

Leslee Dart. Ms. Dart served as a director of the Company from June of 2020 to May of 2021. On March 30, 2017, we purchased all of the membership interests of the sellers of 42West, of which Ms. Dart owned 31.67%, for approximately $18.7 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), using a stock price of $46.10 per share, plus the potential to earn up to an additional $9.3 million in shares of common stock. During the year ended December 31, 2017, 42West achieved the required financial performance targets, and the sellers, including Ms. Dart, earned the additional consideration, of which Ms. Dart was issued 68,868 shares in 2020. In connection with the 42West acquisition, we entered into an employment agreement with Ms. Dart for a three-year term after the closing date of the acquisition, with an initial base salary of $400,000, subject to annual increases based on achievement of certain EBITDA thresholds, and annual bonus provisions. On April 5, 2018, we amended Ms. Dart’s employment agreement to modify the annual bonus provisions and eliminate her right (i) to be eligible to receive in accordance with the provisions of our incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of her employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. The amendment provides for Ms. Dart to be eligible under our incentive compensation plan to receive annual cash bonuses beginning with the calendar year 2018 based on the achievement of certain performance goals. No bonus was earned for the year ended December 31, 2019. On April 1, 2020, we entered into a three-year employment agreement with Ms. Dart for an annual salary of $400,000. The employment agreement has an option to renew for one additional year at the mutual agreement of Ms. Dart and the Company. In connection with the 42West acquisition, we also entered into a put agreement with Ms. Dart, pursuant to which we granted Ms. Dart the right, but not the obligation, to cause us to purchase up to an aggregate of 73,970 of her shares of common stock received as consideration for a purchase price equal to $46.10 per share, during certain specified exercise periods up until March 2021. On August 12, 2019, Ms. Dart entered into an agreement with us to exchange 15,239 Put Rights for a convertible promissory note in the principal amount of $702,500. The convertible promissory note earned interest a rate of 10% per annum and matured on August 12, 2020. On September 24, 2020, the Company paid Ms. Dart $500,000 of the principal of the convertible note. On November 4, 2020, the Company paid Ms. Dart $298,334, including the remaining principal of $202,500, accrued interest and legal fees. As of April 25, 2022, we had purchased an aggregate of 73,970 shares of our common stock from Ms. Dart for an aggregate purchase price of $3,410,000, including the $702,500 convertible promissory note discussed above, pursuant to the put agreement. As of April 25, 2022, we did not owe Ms. Dart for any Put Rights exercised. As of April 25, 2022, the Company does not owe anything to Ms. Dart for Put Rights or the convertible promissory note.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Director Independence

We deem that each of Michael Espensen, Nelson Famadas, Nicholas Stanham, Esq., Anthony Leo and Claudia Grillo, are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, BDO USA, LLP, for the fiscal years ended December 31, 2021 and December 31, 2020.

	Year Ended 12/31/2021	Year Ended 12/31/2020
Audit Fees(1)	$897,500	$633,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$897,500	$633,500

———————

(1)	Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2021 and December 31, 2020.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, BDO USA, LLP, during fiscal year 2021, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by BDO USA, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining BDO USA, LLP’s independence.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.2	Membership Interest Purchase Agreement, dated August 17, 2020, by and among the Company and Alison Grant	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2020.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 24, 2021).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.2	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.3	Purchase agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC.	Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 30, 2021.
10.4	Registration Rights Agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 30, 2021.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DOLPHIN ENTERTAINMENT, INC.

Dated: May 26, 2022	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: May 26, 2022	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer	May 26, 2022
William O’Dowd, IV	(Principal Executive Officer)

/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director	May 26, 2022
Mirta A Negrini	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Espensen	Director	May 26, 2022
Michael Espensen

/s/ Nelson Famadas	Director	May 26, 2022
Nelson Famadas

/s/ Anthony Leo	Director	May 26, 2022
Anthony Leo

/s/ Nicholas Stanham	Director	May 26, 2022
Nicholas Stanham

/s/ Claudia Grillo	Director	May 26, 2022
Claudia Grillo

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc.

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Dolphin Entertainment, Inc.

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Private company investments

As described in Notes 2, 10, and 11 of the consolidated financial statements, the Company may participate in selected investment or strategic arrangements to expand its operations or customer base. These investments are made through the issuance of common stock and convertible notes under ASC 323 Equity Method of Accounting, and ASC 320 Investments - Debt Securities. The convertible notes issued with these investments require review for potential embedded features in order to determine if the notes contain embedded derivatives that are required to be bifurcated and accounted for separately from the host contract. The determination as to whether each business entity in which the Company has equity interests, debt, or other investments constitutes a variable interest entity based on the nature and characteristics of such arrangements and the accounting for convertible notes issued in relation to these private company investments is inherently complex and requires significant judgment by management. As of December 31, 2021, the Company’s private company investments totaled $2,500,000 and are included in notes receivables and other long-term assets in the consolidated balance sheets.

We identified the accounting for private company investments as a critical audit matter because of the complexity and judgment involved in applying the accounting framework and judgments made by management. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures.

The primary procedures we performed to address this critical audit matter included:

•	Understanding and evaluating the design and implementation of the Company’s processes and controls over accounting for private company investments.

•	Evaluating the appropriateness of management’s interpretation of the accounting guidance for complex financial instruments based on the terms of arrangement.

•	Utilizing professionals with specialized skills and knowledge to evaluate the valuation approach and assess the appropriateness of the assumptions used in estimating the fair value of the private company investments.

•	Testing the accuracy of the source data used by management in the accounting analysis, including capitalization tables.

Convertible Notes Payable

As described in Notes 2, 14, and 15 to the consolidated financial statements, the Company issues convertible notes payable in the normal course of business to raise capital. In order to determine the proper accounting for these notes, management evaluates the classification to determine if the notes should be accounted for as liabilities or equity. In addition, management identifies embedded features to determine whether the embedded features should be bifurcated from the host instrument and accounted for as derivatives. Management has elected to apply the fair value option to certain of these notes which requires certain of these notes to be remeasured at fair value every reporting period. The valuation model used in determining the fair value of the convertible notes payable includes inputs subject to management's judgment, including the estimate of volatility and discount rate. As of December 31, 2021, the Company had convertible notes payable totaling approximately $3,900,000.

We identified the classification and initial measurement for convertible notes payable as a critical audit matter because of the complexity and judgment involved in evaluating the classification and embedded features of the instruments and in applying the accounting framework and judgments made by management in estimating the fair value of the convertible notes under the fair value option. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

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

Miami, Florida

May 25, 2022

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
ASSETS
Current
Cash and cash equivalents	$7,688,743	$7,923,280
Restricted cash	541,883	714,096
Accounts receivable:
Trade, net of allowance of $471,535 and $653,272, respectively	4,513,179	3,692,111
Other receivables	3,583,357	1,334,990
Notes receivable	1,510,137	—
Other current assets	403,910	231,890
Total current assets	18,241,209	13,896,367

Capitalized production costs, net	137,235	271,139
Employee receivable	366,085	—
Right-of-use asset	6,129,411	7,106,279
Goodwill	20,021,357	19,627,856
Intangible assets, net	6,142,067	7,452,059
Property, equipment and leasehold improvements, net	473,662	800,071
Other long-term assets	1,234,275	198,180
Total Assets	$52,745,301	$49,351,951

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of December 31, 2021 and 2020

	2021	2020
LIABILITIES
Current
Accounts payable	$942,085	$1,190,184
Term loan	—	900,292
Notes payable, current portion	307,685	846,749
Convertible notes payable at fair value, current portion	—	580,000
Paycheck Protection Program loans	—	582,438
Contingent consideration	600,000	—
Loan from related party, current portion	—	1,107,873
Accrued interest – related party	1,621,437	1,783,121
Accrued compensation – related party	2,625,000	2,625,000
Put rights	—	1,544,029
Lease liability, current portion	1,600,107	1,791,773
Deferred revenue	406,373	389,492
Other current liabilities	6,880,641	3,511,559
Total current liabilities	14,983,328	16,852,510

Noncurrent
Notes payable	868,959	426,645
Convertible notes payable	2,900,000	1,445,000
Convertible notes payable at fair value	998,135	947,293
Paycheck Protection Program loans	—	2,517,431
Loan from related party	1,107,873	—
Contingent consideration	3,684,221	530,000
Lease liability	5,132,895	5,964,275
Warrant liability	135,000	450,000
Other noncurrent liabilities	—	550,000
Total noncurrent liabilities	14,827,083	12,830,644
Total Liabilities	29,810,411	29,683,154
Commitments and contingencies (Note 27)	—	—

STOCKHOLDERS' EQUITY
Common stock, $0.015 par value, 200,000,000 shares authorized, 8,020,381 issued and outstanding at December 31, 2021 and 40,000,000 shares authorized, 6,618,785 issued and outstanding at December 31, 2020	120,306	99,281
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2021 and 2020	1,000	1,000
Additional paid in capital	127,247,928	117,540,557
Accumulated deficit	(104,434,344)	(97,972,041)
Total Stockholders' Equity	22,934,890	19,668,797
Total Liabilities and Stockholders' Equity	$52,745,301	$49,351,951

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	2021	2020
Revenues	$35,727,199	$24,054,480

Expenses:
Direct costs	3,879,409	2,576,709
Payroll and benefits	23,819,327	15,990,702
Selling, general and administrative	5,836,235	4,822,130
Change in fair value of contingent consideration	3,754,221	55,000
Depreciation and amortization	1,905,354	2,030,226
Legal and professional	2,013,436	1,191,231
Total expenses	41,207,982	26,665,998

Loss from operations	(5,480,783)	(2,611,518)

Other (expenses) income:
Gain on extinguishment of debt	2,988,779	3,311,198
Loss on the deconsolidation of Max Steel VIE	—	(1,484,591)
Change in fair value of convertible notes and derivative liabilities	(570,844)	(534,627)
Change in fair value of warrants	(2,482,877)	(275,445)
Change in fair value of put rights	(71,106)	1,745,418
Acquisition costs	(22,907)	(93,042)
Interest expense and debt amortization	(785,209)	(2,133,660)
Total other (expense) income, net	(944,164)	535,251

Loss before income taxes	$(6,424,947)	$(2,076,267)

Income tax (provision) benefit	(37,356)	137,075

Net loss	$(6,462,303)	$(1,939,192)

Loss per share:
Basic	$(0.85)	$(0.35)
Diluted	$(0.85)	$(0.58)

Weighted average number of shares used in per share calculation
Basic	7,614,774	5,619,969
Diluted	7,614,774	6,382,937

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,462,303)	$(1,939,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,905,354	2,030,226
Loss on deconsolidation of Max Steel VIE	—	1,484,591
Bonus payment issued in shares	17,858	—
Beneficial conversion feature of convertible notes payable	—	1,258,639
Interest owed on convertible debt settled with shares of common stock upon conversion	—	10,842
Amortization of debt discount	—	129,232
Gain on extinguishment of debt	(2,988,779)	(3,311,198)
Loss on disposal of fixed assets	48,461	—
Impairment of capitalized production costs	234,734	55,000
Impairment of investment asset	—	220,000
Bad debt net of recovery of accounts receivable written off	327,891	527,048
Change in fair value of put rights	71,106	(1,745,418)
Change in fair value of contingent consideration	3,754,221	55,000
Change in fair value of warrants	2,482,877	275,445
Change in fair value of convertible notes and derivative liabilities	570,844	534,627
Change in deferred tax	37,356	(182,488)
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(3,243,164)	(1,124,019)
Other current assets	(107,020)	(142,513)
Capitalized production costs	(100,830)	(123,103)
Other long-term assets and employee receivable	(378,563)	8,508
Contract liability	(40,113)	58,990
Accounts payable	(352,823)	346,091
Accrued interest – related party	(161,684)	(125,690)
Lease liability	(46,178)	89,441
Other current liabilities	3,112,038	473,630
Other noncurrent liabilities	—	(370,000)
Net cash used in operating activities	(1,318,717)	(1,506,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	—	(77,358)
Investment in JDDC Elemental LLC	(1,000,000)	—
Issuance of notes receivable	(1,500,000)	—
Deferred cash consideration for Shore Fire acquisition in 2019	—	(250,000)
Acquisition of B/HI Communications, Inc, net of cash acquired	(525,856)	—
Acquisition of Be Social Public Relations LLC, net of cash acquired	—	(1,048,611)
Net cash used in investing activities	(3,025,856)	(1,375,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of the line of credit	—	(500,000)
Proceeds from convertible notes payable	5,950,000	3,645,000
Repayment of convertible notes payable	—	(1,202,064)
Repayment of term loan	(900,292)	(300,098)
Repayment of notes payable	(96,750)	(87,581)
Proceeds from PPP loans	—	2,795,700
Exercise of put rights	(1,015,135)	(1,626,600)
Proceeds from sale of common stock through registered direct offering	—	7,602,297
Repayment to related party	—	(702,500)
Installment payment to seller of Shore Fire	—	(764,836)
Installment payment to seller of Viewpoint	—	(250,000)
Net cash provided by financing activities	3,937,823	8,609,318
Net (decrease) increase in cash and cash equivalents and restricted cash	(406,750)	5,727,038
Cash and cash equivalents and restricted cash, beginning of period	8,637,376	2,910,338
Cash and cash equivalents and restricted cash, end of period	$8,230,626	$8,637,376

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2021 and 2020

	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$916,538	$909,777
Lease liability obtained in exchange for obtaining right-of-use assets	$1,044,864	$1,480,129

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Issuance of shares related to conversion of notes payable	$5,603,612	$3,373,042
Issuance of shares related to cashless exercise of warrants	$2,797,877	$369,746
Issuance of shares of common stock related to the acquisitions	$586,716	$514,581
Issuance of shares related to extinguishment of debt	$29,075	$—
Commitment shares issued to Lincoln Park Capital LLC	$777	$—
Settlement of contingent consideration to be settled in stock	$2,974,222	$—
Put rights exchanged for shares of common stock	$706,688	$—
Interest on notes paid in stock	$8,611	$10,812
Employee bonus paid in stock	$17,858	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	2021	2020
Cash and cash equivalents	$7,688,743	$7,923,280
Restricted cash	541,883	714,096
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,230,626	$8,637,376

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2019	50,000	$1,000	3,578,580	$53,679	$106,680,619	$(97,158,766)	$9,576,532
Net loss	—	—	—	—	—	(1,939,192)	(1,939,192)
Deconsolidation of Max Steel VIE	—	—	—	—	—	1,125,917	1,125,917
Issuance of shares related to acquisition of Viewpoint	—	—	50,432	756	(756)	—	—
Issuance of shares related to a financing agreement	—	—	10,000	150	(150)	—	—
Beneficial conversion of convertible promissory note	—	—	—	—	1,258,644	—	1,258,644
Issuance of shares related to the conversion of notes payable	—	—	1,053,645	15,805	3,357,237	—	3,373,042
Issuance of shares related to cashless exercise of warrants	—	—	75,403	1,131	368,345	—	369,476
Sale of common stock through a direct registered offering	—	—	1,580,000	23,700	7,578,597	—	7,602,297
Net settlement of the earnout shares to sellers of 42West	—	—	186,573	2,799	(302,799)	—	(300,000)
Issuance of shares to seller of Be Social	—	—	69,907	1,049	313,532	—	314,581
Issuance of shares to seller of Shore Fire	—	—	56,180	843	199,157	—	200,000
CEDE roundup shares related to reverse stock split	—	—	2,263	34	(34)	—	—
Shares retired from exercise of puts	—	—	(44,198)	(665)	(1,911,835)	—	(1,912,500)
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	(97,972,041)	19,668,797
Net loss	—	—	—	—	—	(6,462,303)	(6,462,303)
Issuance of shares related to conversion of note payable	—	—	963,985	14,460	5,589,152	—	5,603,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	115,366	1,730	704,958	—	706,688
Issuance of shares related to acquisition of B/HI Communications, Inc	—	—	4,075	61	36,654	—	36,715
Shares retired from exercise of puts	—	—	(18,347)	(276)	(13,153)	—	(13,429)
Issuance of shares for employee bonus	—	—	1,935	29	17,829	—	17,858
Issuance of shares related to extinguishment of debt	—	—	3,228	51	29,024	—	29,075
Issuance of shares related to acquisition of Shore Fire Media	—	—	20,017	300	199,700	—	200,000
Commitment shares issued to Lincoln Park Capital LLC	—	—	51,827	777	(777)	—	—
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”) and B/HI Communications, Inc. (“B/HI”), the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands throughout the U.S. The strategic acquisitions of 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI bring together premium marketing services, including digital and social media marketing capabilities, with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

On September 24, 2021, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the Secretary of the State of Florida to increase its authorized shares of common stock to 200,000,000 from 40,000,000 as adopted by the shareholders of the Company on September 23, 2021.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization categorized a novel coronavirus (“COVID-19”) as a pandemic, and it has spread throughout the U.S. The pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

In April 2020, the Company and its subsidiaries received five separate unsecured loans for an aggregate amount of $2.8 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Through our acquisition of Be Social, the Company assumed a PPP Loan of $0.3 million. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the measurement period beginning on the date of first disbursement of the PPP Loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount can be attributable to non-payroll costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for and received forgiveness of all PPP Loans received, which in aggregate amounted to $3.1 million, and were recorded as a gain on extinguishment in the consolidated statements of operations.

Depending on the extent and duration of the pandemic and the related economic impacts, COVID-19 may continue to impact our business and financial results, as well as significant judgements and estimates, including those related to goodwill and other asset impairments and allowances for doubtful accounts.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the estimates in the fair value of acquisitions, estimates in assumptions used to calculate the fair value of certain liabilities and impairment assessments for investment in capitalized production costs, goodwill and long-lived assets. Actual results could differ materially from such estimates.

Due to COVID-19 and the uncertainty of the extent of the impacts related thereto, certain estimates and assumptions may require increased judgment. As events continue to evolve and additional information becomes available, these estimates may change in future periods. It is difficult to predict what the ongoing impact of the pandemic will be on future periods.

Statement of Comprehensive Income

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented.

Revenue Recognition

The Company’s revenues are primarily derived from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers and (viii) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees. In addition, the Company also earns revenue from content production for digital marketing services, primarily by usage-based royalties for domestic sales. The Company recognizes revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

To determine recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as or when we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that Dolphin will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether we act as an agent or a principal for each identified performance obligation and include revenue within the transaction price for third-party costs when we determine that we act as principal. We typically do not capitalize costs to obtain a contract as these amounts would generally be recognized over a period of one year or less.

The majority of our fees are recognized over time as services are performed, and are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts. We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer. Due to the short-term nature of these contracts, the performance obligation is typically completed and revenue is recognized at a point in time, typically the date of publication.

Principal vs. Agent

When a third-party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-party suppliers, which are combined with our own services, before transferring those services to the customer. We have also determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.

When a third-party is involved in the production of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties. In these types of arrangements, the gross billings are recorded as other receivables in the consolidated balance sheets and the amounts remitted to third parties are recorded as “talent liability” within other current liabilities in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits at financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City. For 2020 the amount also included a lease in Newton, Massachusetts that expired in March of 2021. As of December 31, 2021 and 2020 the Company had a balance of $541,883 and $714,096, respectively, in restricted cash.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Accounts Receivables

The Company’s trade accounts receivable relate to its entertainment publicity and marketing business, and are recorded at their net realizable value, which is net of an allowance for doubtful accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful account that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. When preparing these estimates, management considers a number of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Other receivables are gross amounts collected from third parties suppliers in transactions in which we act as an agent (refer to Revenue Recognition, “Principal vs. Agent” section).

Notes Receivable

The notes receivable held by the Company are convertible note receivables from Stanton South LLC (“Crafthouse Cocktails”) and JDDC Elemental LLC (“Midnight Theatre”) (the “Notes Receivable”). The Notes Receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (see Note 10), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

Employee Receivable

The Company records receivables from employees separately on its consolidated balance sheets. During 2021, the Company made payments to Amanda Lundberg, the CEO of 42West, in the aggregate amount of $366,085. Subsequent to December 31, 2021, the Company made additional payments to Ms. Lundberg in the amount of $94,000. On March 23, 2022, the Company and Ms. Lundberg entered into a Secured Promissory Note (“Lundberg Note”) agreement that provides for additional payments in the amount of $16,000 monthly to be made to Ms. Lundberg. The Lundberg Note matures on December 31, 2027 and bears interest of 2% per annum that will accrue and be payable upon maturity of the Lundberg Note. The Lundberg Note also provides for note repayment to begin on March 31, 2025 through twelve equal consecutive quarterly installments. On the same date as the Lundberg Note and as security for the balance of the Lundberg Note, Ms. Lundberg and the Company entered into a Stock Pledge Agreement whereby Ms. Lundberg pledged common stock of the Company held by her as collateral for the Lundberg Note.

Other Current Assets and Other Long-Term Assets

Other current assets consist primarily of prepaid expenses, interest receivable, and other non-customer receivables. Other assets consist of equity method investments (see Note 11) and security deposits. From time to time, indemnification assets for certain acquisitions are recorded in Other assets; however there were no indemnification assets as of December 31, 2021 and 2020.

Capitalized Production Costs

Capitalized production costs include the costs of scripts for projects that have not been developed or produced. Capitalized productions costs are initially recorded at cost that is also deemed to be its fair value and reviewed at each balance sheet date for impairment. Whenever, the carrying amount is determined to be above the fair value, the capitalized production cost is impaired.

Investments and Strategic Arrangements

From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations or customer base, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that it is the primary beneficiary of JB Believe, LLC, formed on December 4, 2012 in the State of Florida; as such it has included it in its consolidated financial statements as of and for the years ended December 31, 2021 and 2020 as a VIE. Refer to Note 19 for additional information on Variable Interest Entities.

The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The equity method investments are recorded in other long-term assets in the consolidated balance sheets. Refer to Note 11 for additional information on Equity Method Investments.

Intangible Assets

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company acquired in aggregate an estimated $13.5 million of intangible assets with finite useful lives initially estimated to range from 3 to 13 years. The finite-lived intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives (see table below) and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 7 for further discussion.

The range of estimated useful lives to be used to calculate amortization for finite-lived intangibles are as follow:

Intangible Asset	Amortization Method	Amortization Period (Years)
Customer relationships	Accelerated Method	3 – 13
Trademarks and trade names	Straight-line	2 – 10
Non-compete agreements	Straight-line	2 – 3

Goodwill

Goodwill results from business combinations and is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company accounts for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment is performed in the fourth quarter.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

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

Asset Category	Depreciation/ Amortization Period (Years)
Furniture and fixtures	5 - 7
Computers, office equipment and software	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

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

Contingent Consideration

The Company records contingent consideration as a result of certain acquisitions (see Note 6). The Company records the fair value of the contingent consideration liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations.

Put Rights

In connection with the 42West acquisition in 2017, the Company entered into put right agreements, pursuant to which it granted put rights to the sellers and certain 42West employees. The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put rights” and records changes to the liability against earnings or loss as part of operating expenses under the caption “Changes in fair value of put rights” in the consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Acquisition Costs

Direct costs related to business combinations are expensed as incurred and included as Acquisition costs in the consolidated statements of operations. These costs include all internal and external costs directly related to acquisitions, consisting primarily of legal, consulting, accounting, advisory and financing fees.

Convertible Debt and Convertible Preferred Stock

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised derivative scope exception and (iii) provided targeted improvements for EPS. The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of January 1, 2021.

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

Fair Value Option (“FVO”) Election

The Company accounts for certain convertible notes issued during the year ended December 31, 2021 under the fair value option election of ASC 825, Financial Instruments (“ASC 825”) as discussed below.

The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible notes payable was not attributable to instrument specific credit risk.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2021 and 2020, the Company had warrants that were classified as liabilities and as of December 31, 2020, the Company also had warrants that were classified as equity.

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

To account for the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Contingent Consideration. See Notes 6 and 17 for further discussion and disclosures.

Right-of-Use Asset and Lease Liability

The Company accounts for leases under ASC-842. The Company reviews all agreements to determine if a leasing arrangement exists. The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, the Company reviews all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on the Company’s consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability,” in their respective classifications, on the Company’s consolidated balance sheet.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using the Company’s incremental borrowing rate on the date of the lease. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the Lessor. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

Diluted earnings (loss) per share equals net income (loss) available to common stock stockholders divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. Diluted earnings (loss) per share reflects the potential dilution that would occur if certain potentially dilutive instruments were exercised. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), under the if-converted method. Incremental shares are also included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise. These proceeds are then assumed to be used to purchase common stock at the average market price of the Company’s common stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Potentially dilutive instruments are not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

Going Concern

In accordance with ASC Subtopic 205-40, Going Concern, management evaluates whether relevant conditions and events that, when considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. When relevant conditions or events, considered in the aggregate, initially indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (and therefore they raise substantial doubt about the Company’s ability to continue as a going concern), management evaluates whether its plans that are intended to mitigate those conditions and events, when implemented, will alleviate substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are considered only to the extent that 1) it is probable that the plans will be effectively implemented and 2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

As of the date of this Annual Report on Form 10-K, the Company’s management has concluded it has the ability to continue as a going concern.

Concentration of Risk

The Company maintains its cash and cash equivalents with financial institutions, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not affect any effect on net loss, stockholders’ equity, the statement of operations or the net change in cash, cash equivalents and restricted cash in the statements of cash flows.

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2021

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this new guidance on January 1, 2021 using the modified retrospective approach without a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” to simplify the accounting for income taxes by removing certain exceptions and amending certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This amended guidance was effective for the Company beginning January 1, 2021. The Company adopted this new guidance on January 1, 2021 without a material impact on its consolidated financial statements.

Accounting guidance not yet adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements in connection with any future business combinations.

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance is effective for fiscal years beginning after December 15, 2022 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 3 – PRIOR INTERIM PERIOD RESTATEMENT AND REVISION

Restatement and Revision of previously issued financial statements – Change in Fair Value of Contingent Consideration

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2021, the Company determined that it incorrectly classified the change in fair value of contingent consideration as part of non-operating expenses instead of as part of income (loss) from operations.

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the unaudited interim condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2021 were materially misstated and should be restated. In addition, the Company determined that no other previously issued annual or interim financial statements were materially misstated but the unaudited interim condensed consolidated financial statements for the quarter and year-to-date periods ended March 31, 2021 and June 30, 2021 should be revised. In addition, the segment information disclosed in the Segment Reporting footnote has been restated and revised for these periods. The restated and revised unaudited interim consolidated financial statements are included in Note 4 to the consolidated financial statements. The amounts and disclosures included in this Annual Report have been revised to reflect the corrected presentation.

Revision of previously issued financial statements – Net Operating Losses and Valuation Allowance

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2021, the Company identified an immaterial error related to its accounting for income taxes. Specifically, as of December 31, 2020, the Company used a blended state rate to calculate the state net operating losses deferred tax asset instead of the rate specific to each jurisdiction as required by ASC 740 Income Taxes. The Company revised the tax rate used to calculate the state net operating loss deferred tax asset as of December 31, 2020, which resulted in a $1,794,481 decrease in the net operating losses and credits balance from $15,078,531 to $13,284,050 with a corresponding decrease in the valuation allowance from $(19,107,000) to $(17,312,519). As the Company has a full valuation allowance on all of its deferred tax assets, this revision had no material impact on the consolidated balance sheet as of December 31, 2020 and the consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended.

NOTE 4 – UNAUDITED QUARTERLY FINANCIAL DATA

As discussed in Note 3, the Company determined that its unaudited interim condensed consolidated financial statements for the quarterly and year-to-date period ended September 30, 2021 were materially misstated and should be restated and that the unaudited interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2021 and June 30, 2021 were not materially misstated but should be revised.

The tables below set forth the impact of the restatements and revisions on the Company's unaudited interim condensed consolidated financial statements. The error had no impact on the Company’s condensed consolidated balance sheets, consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for these periods.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Restatement

Three and Nine Months Ended September 30, 2021 (Unaudited, As Restated)

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated

Revenues:
Entertainment publicity and marketing	$9,399,432	—	$9,399,432	$25,219,793	—	$25,219,793
Content production	—	—	—	—	—	—
Total revenues	9,399,432	—	9,399,432	25,219,793	—	25,219,793

Operating expenses:
Direct costs	991,708	—	991,708	2,578,295	—	2,578,295
Payroll and benefits	5,875,755	—	5,875,755	16,770,091	—	16,770,091
Selling, general and administrative	1,519,812	—	1,519,812	4,234,309	—	4,234,309
Depreciation and amortization	475,207	—	475,207	1,436,189	—	1,436,189
Change in fair value of contingent consideration	—	1,110,000	1,110,000	—	1,310,000	1,310,000
Legal and professional	498,661	—	498,661	1,301,267	—	1,301,267
Total expenses	9,361,143	1,110,000	10,471,143	26,320,151	1,310,000	27,630,151

Income (loss) from operations	38,289	(1,110,000)	(1,071,711)	(1,100,358)	(1,310,000)	(2,410,358))

Other income (expenses):
Gain on extinguishment of debt, net	1,733,400	—	1,733,400	2,689,010	—	2,689,010
Loss on disposal of fixed assets	—	—	—	(48,461)	—	(48,461)
Change in fair value of convertible notes and derivative liabilities	(223,923)	—	(223,923)	(826,398)	—	(826,398)
Change in fair value of warrants	(55,000)	—	(55,000)	(2,552,877)	—	(2,552,877)
Change in fair value of put rights	—	—	—	(71,106)	—	(71,106)
Change in fair value of contingent consideration	(1,110,000)	1,110,000	—	(1,310,000)	1,310,000	—
Acquisition costs	—	—	—	(22,907)	—	(22,907)
Interest expense and debt amortization	(241,115)	—	(241,115)	(576,146)	—	(576,146)
Total other income (expense), net	103,362	1,110,000	1,213,362	(2,718,885)	1,310,000	(1,408,885)

Income (loss) before income taxes	141,651	—	141,651	(3,819,243)	—	(3,819,243)

Income tax benefit	—	—	—	38,851	—	38,851

Net income (loss)	$141,651	—	$141,651	$(3,780,392)	—	$(3,780,392)

Earnings (loss) per share:
Basic	$0.02	—	$0.02	$(0.50)	—	$(0.50)
Diluted	$0.02	—	$0.02	$(0.50)	—	$(0.50)

Weighted average number of shares outstanding:
Basic	7,740,085	—	7,740,085	7,551,974	—	7,551,974
Diluted	7,740,085	—	7,740,085	7,551,974	—	7,551,974

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

SEGMENT INFORMATION
	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated

Revenues:
EPM	$9,399,432	—	$9,399,432	$25,219,793	—	$25,219,793
CPD	—	—	—	—	—	—
Total	9,399,432	—	9,399,432	25,219,793	—	25,219,793

Segment Operating Income (Loss):
EPM	1,617,658	(1,110,000)	507,658	1,820,984	(1,310,000)	510,984
CPD	(1,579,369)	—	(1,579,369)	(2,921,342)	—	(2,921,342)
Total operating income (loss)	38,289	(1,110,000)	(1,017,711)	(1,100,358)	(1,310,000)	(2,410,358)
Interest expense	(241,115)	—	(241,115)	(576,146)	—	(576,146)
Other income, net	344,477	1,110,000	1,454,477	(2,142,739)	1,310,000	(832,739)
Income (Loss) before income taxes	141,651	—	141,651	(3,819,243)	—	(3,819,243)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Revision

Three and Six Months Ended June 30, 2021 (Unaudited, As Revised)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As Reported	Revision Adjustment	As Revised	As Reported	Revision Adjustment	As Revised

Revenues:
Entertainment publicity and marketing	$8,643,244	—	$8,643,244	$15,820,362	—	$15,820,362
Content production	—	—	—	—	—	—
Total revenues	8,643,244	—	8,643,244	15,820,362	—	15,820,362

Operating expenses (income):
Direct costs	833,511	—	833,511	1,583,931	—	1,583,931
Payroll and benefits	5,622,468	—	5,622,468	10,892,831	—	10,892,831
Selling, general and administrative	1,194,704	—	1,194,704	2,718,659	—	2,718,659
Depreciation and amortization	478,270	—	478,270	960,982	—	960,982
Change in fair value of contingent consideration	—	(165,000)	(165,000)	—	200,000	200,000
Legal and professional	457,998	—	457,998	802,606	—	802,606
Total expenses	8,586,951	(165,000)	8,421,951	16,959,009	200,000	17,159,008

Income (loss) from operations	56,293	165,000	221,293	(1,138,647)	(200,000)	(1,338,647)

Other income (expenses):
Gain on extinguishment of debt	1,012,973	—	1,012,973	955,610	—	955,610
Loss on disposal of fixed assets	(48,461)	—	(48,461)	(48,461)	—	(48,461)
Loss on the deconsolidation of Max Steel VIE	—	—	—	—	—	—
Change in fair value of convertible notes and derivative liabilities	268,974	—	268,974	(602,475)	—	(602,475)
Change in fair value of warrants	65,000	—	65,000	(2,497,877)	—	(2,497,877)
Change in fair value of put rights	—	—	—	(71,106)	—	(71,106)
Change in fair value of contingent consideration	165,000	(165,000)	—	(200,000)	200,000	—
Acquisition costs	—	—	—	(22,907)	—	(22,907)
Interest expense and debt amortization	(169,837)	—	(169,837)	(335,031)	—	(335,031)
Total other income (expense), net	1,293,649	(165,000)	1,128,649	(2,822,247)	200,000	(2,622,247)

Income (loss) before income taxes	1,349,942	—	1,349,942	(3,960,894)	—	(3,960,894)

Income tax benefit	—	—	—	38,851	—	38,851

Net income (loss)	$1,349,942	—	$1,349,942	$(3,922,043)	—	$(3,922,043)

Earnings (loss) per share:
Basic	$0.17	—	$0.17	$(0.53)	—	$(0.53)
Diluted	$0.13	—	$0.13	$(0.53)	—	$(0.53)

Weighted average number of shares outstanding:
Basic	7,664,000	—	7,664,000	7,456,360	—	7,456,360
Diluted	7,913,396	—	7,913,396	7,456,360	—	7,456,360

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

SEGMENT INFORMATION
	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As Reported	Revision Adjustment	As Revised	As Reported	Revision Adjustment	As Revised

Revenues:
EPM	$8,643,244	—	$8,643,244	$15,820,362	—	$15,820,362
CPD	—	—	—	—	—	—
Total	8,643,244	—	8,643,244	15,820,362	—	15,820,362

Segment Operating Income (Loss):
EPM	1,391,171	165,000	1,556,171	602,295	(200,000)	402,295
CPD	(1,334,878)	—	(1,334,878)	(1,740,942)	—	(1,740,942)
Total operating income (loss)	56,293	165,000	221,293	(1,138,647)	(200,000)	(1,338,647)
Interest expense	(169,837)	—	(169,837)	(335,031)	—	(335,031)
Other income (expense), net	1,463,486	(165,000)	1,298,486	(2,487,216)	200,000	(2,287,216)
Income (Loss) before income taxes	1,349,942	—	1,349,942	(3,960,894)	—	(3,960,894)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Three Months Ended March 31, 2021 (Unaudited, As Revised)

	For the three months ended March 31, 2021
	As Reported	Revision Adjustment	As Revised

Revenues:
Entertainment publicity and marketing	$7,177,117	—	$7,177,117
Content production	—	—	—
Total revenues	7,177,117	—	7,177,117

Operating expenses:
Direct costs	829,151	—	829,151
Payroll and benefits	5,233,116	—	5,233,116
Selling, general and administrative	1,482,471	—	1,482,471
Depreciation and amortization	482,712	—	482,712
Change in fair value of contingent consideration	—	365,000	365,000
Legal and professional	344,607	—	344,607
Total expenses	8,372,057	365,000	8,737,057

Loss from operations	(1,194,940)	(365,000)	(1,559,940)

Other expenses:
Loss on extinguishment of debt, net	(57,363)	—	(57,363)
Change in fair value of convertible notes and derivative liabilities	(871,449)	—	(871,449)
Change in fair value of warrants	(2,562,877)	—	(2,562,877)
Change in fair value of put rights	(71,106)	—	(71,106)
Change in fair value of contingent consideration	(365,000)	365,000	—
Acquisition costs	(22,907)	—	(22,907)
Interest expense and debt amortization	(165,194)	—	(165,194)
Total other expense, net	(4,115,896)	365,000	(3,750,896)

Loss before income taxes	(5,310,836)	—	(5,310,836)

Income tax benefit	38,851	—	38,851

Net loss	$(5,271,985)	—	$(5,271,985)

Loss per share:
Basic	$(0.73)	—	$(0.73)
Diluted	$(0.73)	—	$(0.73)

Weighted average number of shares outstanding:
Basic	7,267,297	—	7,267,297
Diluted	7,267,297	—	7,267,297

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

SEGMENT INFORMATION
	For the three months ended March 31, 2021
	As Reported	Revision Adjustment	As Revised

Revenues:
EPM	$7,177,117	—	$7,177,117
CPD	—	—	—
Total	$7,177,117	—	$7,177,117

Segment Operating Loss:
EPM	$(390,067)	(365,000)	$(755,067)
CPD	(804,873)	—	(804,873)
Total operating loss	(1,194,940)	(365,000)	(1,559,940)
Interest expense	(165,194)	—	(165,194)
Other expenses, net	(3,950,702)	365,000	(3,585,702)
Loss before income taxes	$(5,310,836)	—	$(5,310,836)

NOTE 5 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 24.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Entertainment Publicity and Marketing

The Entertainment Publicity and Marketing (“EPM”) segment generates revenue from diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. Within the EPM segment, we typically identify one performance obligation, the delivery of professional publicity services, in which we typically act as the principal. Fees are generally recognized on a straight-line or monthly basis, as the services are consumed by our clients, which approximates the proportional performance on such contracts.

We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer. Due to the short-term nature of these contracts, the performance obligation is typically completed and revenue is recognized at a point in time, typically the date of publication.

Content Production

The Content Production (“CPD”) segment generates revenue from the production of original motion pictures and other digital content production. In the CPD segment, we typically identify performance obligations depending on the type of service, which we generally act as the principal. Revenue from motion pictures is recognized upon transfer of control of the licensing rights of the motion picture or web series to the customer. For minimum guarantee licensing arrangements, the amount related to each performance obligation is recognized when the content is delivered, and the window for exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content. For sales or usage-based royalty income, revenue is recognized starting at the exhibition date and is based on the Company’s participation in the box office receipts of the theatrical exhibitor and the performance of the motion picture.

The revenues recorded by the EPM and CPD segments is detailed below:

	December 31,
	2021	2020
Entertainment publicity and marketing	$35,705,305	$23,946,680
Content production	21,894	107,800
Total Revenues	$35,727,199	$24,054,480

Contract Balances

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the consolidated balance sheets.

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2021 and 2020 were as follows:

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2020	$—	$389,492
Balance as of December 31, 2021	62,500	406,373
Change	$62,500	$16,881

As of December 31, 2021, we had approximately $406,373 of unsatisfied performance obligations, which are expected to be recognized in the next twelve months.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Revenues for the years ended December 31, 2021 and 2020, include the following:

	December 31,
	2021	2020
Amounts included in the beginning of year contract liability balance	$389,492	$309,880

NOTE 6 —ACQUISITIONS

B/HI Communications, Inc.

Effective January 1, 2021, the Company acquired all of the issued and outstanding shares of B/HI, a California corporation (the “B/HI Purchase”) pursuant to a share purchase agreement (the “B/HI Share Purchase Agreement”) between the Company and Dean G. Bender and Janice L. Bender, as co-trustees of the Bender Family Trust dated May 6, 2013 (collectively, the “B/HI Sellers). B/HI is an entertainment public relations agency that specializes in corporate and product communications programs for interactive gaming, e-sports, entertainment content and consumer product organizations.

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. During 2021, subsequent to the initial measurement, the B/HI Seller achieved certain financial performance targets pursuant to the B/HI Purchase Agreement and has earned an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in common stock during the second quarter of 2022. The common stock that will be issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in acquisition costs in the consolidated statement of operations. The consolidated statement of operations includes revenues from B/HI amounting to $3.5 million for the year ended December 31, 2021.

The following table summarizes the fair value of the consideration transferred:

Payments made to settle final indebtedness, net of minimum operating cash as defined in the B/HI Share Purchase Agreement	$575,856
Working capital adjustment	192,986
Fair value of common stock issued to the B/HI Sellers	36,715
Fair value of the consideration transferred	$805,557

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The following table summarizes the fair values of the assets acquired and liabilities assumed by the B/HI Purchase. Amounts in the table are estimates that may change, as described below.

	January 1, 2021 (As initially reported)	Measurement Period Adjustments	December 31, 2021 (As adjusted)
Cash	$65,465	$—	$65,465
Accounts receivable	154,162	—	154,162
Other current assets	15,262	—	15,262
Property, equipment and leasehold improvements	24,639	—	24,639
Right-of-use asset	1,044,864	—	1,044,864
Other assets	23,617	—	23,617
Intangibles	270,000	—	270,000
Total identifiable assets acquired	1,598,009	—	1,598,009

Accrued payable	(104,724)	—	(104,724)
Accrued expenses and other current liabilities	(259,936)	—	(259,936)
Lease liability	(1,044,864)	—	(1,044,864)
Deferred revenue	(56,994)	—	(56,994)
Line of credit	(456,527)	—	(456,527)
Deferred tax liability	(38,851)	—	(38,851)
Loans payable	(75,550)	—	(75,550)
Total liabilities assumed	(2,037,446)	—	(2,037,446)
Net identifiable liabilities acquired	(439,437)		(439,437)
Goodwill	470,595	5,557	476,152
Net assets acquired	$31,158	$5,557	$36,715

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of tangible assets since the principal assets acquired are client relationships, talent and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangibles assets and goodwill. B/HI provided an additional customer vertical in which Dolphin did not have a presence and was interested in expanding. Goodwill resulting from the B/HI acquisition is not deductible for tax purposes.

Intangible assets acquired in the B/HI acquisition amounted to:

•	Customer relationships: $160,000. Customer relationships intangible was valued using the multi-period excess earnings method, which was based on the estimate of future revenues and net income attributable to the existing customers, as well as any expected increases from existing customers and potential loss of customer relationships. The historical and estimated customer rate utilized was 60% and the assigned useful life for this asset was 5 years representing the period we expect to benefit from the asset.
•	Trade name: $50,000. Trade name refers to the B/HI brand, which is well recognized in the market. The fair value for the trade name was determined using the relief-from-royalty method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable industry and market data. As a result of the acquisition, the Company determined it was appropriate to assign a finite useful life of 3 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.
•	Non-compete agreements: $60,000. The Company entered into non-competition agreements with key executives at B/HI. The fair value of this intangible was valued using the “with and without” method, which estimated the value of an asset based on the difference in the value of the business’s cash flows “with” and “without” that asset. The Company assigned a useful of 5 years for this intangible which matches the contractual term of the non-compete agreement.
•	The weighted-average useful life of the intangible assets acquired was 4.63 years.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

The total consideration paid to the Be Social seller in respect of the Be Social Purchase is $2.2 million as follows: (i) $1,500,000 in cash on the Be Social Closing date (adjusted for Be Social’s indebtedness, working capital and cash targets); (ii) $314,581 in shares of common stock at a price of $4.50 per share (69,907 shares) issued to the seller on the Be Social Closing Date, (iii) an additional 103,245 shares of common stock issued on January 4, 2021 at a price of $3.39 per share, and (iv) up to an additional $800,000 of contingent consideration, 62.5% that will be paid in cash and 37.5% in shares of common stock, upon the achievement of specified financial performance targets over the two-year period of fiscal years 2022 and 2023. The Be Social Share Purchase Agreement contains customary representations, warranties, and covenants of the parties thereto. The common stock issued as part of the consideration has not been registered under the Securities Act of 1933, as amended.

As a condition to the Be Social Purchase, the seller entered into an employment agreement with the Company to continue as an employee after the closing of the Be Social Purchase. The seller’s employment agreement is through December 31, 2023 and the contract defines base compensation and contains provisions for termination including as a result of death or disability and entitles the employee to vacations and to participate in all employee benefit plans offered by the Company. Pursuant to the Be Social Share Purchase Agreement, the seller is entitled to an additional payment of $304,169 if the Be Social PPP Loan was forgiven subsequent to the Be Social Closing Date. In October 2021, the Be Social PPP Loan was forgiven and the amount due to the seller was included in other current liabilities.

The fair value of the consideration transferred totaled $2,226,930, which consisted of the following:

Common Stock issued at closing (69,907 shares)	$314,581
Cash Consideration paid at closing	1,500,000
Common Stock issued on January 4, 2021(103,245 shares)	350,000
Contingent Consideration	145,000
Working capital adjustment during measurement period	(82,651)
$2,226,930

The fair value of the 69,907 shares of common stock issued on the Be Social Closing Date was determined based on the closing market price of the Company’s common stock on the Be Social Closing Date of $4.50 per share and the fair value of the common stock issued on January 4, 2021 was determined based on the closing market price of the Company’s common stock on that date of $3.39 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Be Social Closing Date, along with measurement period adjustments recorded.

	August 17, 2020 (As initially reported)	Measurement Period Adjustments	December 31, 2020 (As adjusted)
Cash	$451,354	$—	$451,354
Accounts receivable	884,423	(35,448)	848,975
Other current assets	16,506	—	16,506
Property, equipment and leasehold improvements	56,610	—	56,610
Deposits	63,079	—	63,079
Intangible assets	750,000	—	750,000
Total identifiable assets acquired	2,221,972	(35,448)	2,186,524

Accrued expenses	(94,702)	—	(94,702)
Accounts payable	(12,004)	—	(12,004)
Deferred tax liability	(182,487)	—	(182,487)
Talent liability	(842,317)	24,328	(817,989)
Deferred revenue	(20,622)	—	(20,622)
Other current liability	(90,586)	90,586	—
Paycheck Protection Program loan	(304,169)	—	(304,169)
Total liabilities assumed	(1,546,887)	114,914	(1,431,973)
Net identifiable assets acquired	675,085	79,466	754,551
Goodwill	1,634,496	(162,117)	1,472,379
Net assets acquired	$2,309,581	$(82,651)	$2,226,930

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of August 17, 2020, the Company recorded the identifiable net assets acquired of $675,085 as shown in the table above in its consolidated balance sheet. During the period between August 17, 2020 and December 31, 2020, the Company’s measurement period adjustments of $79,466 were made and, accordingly, the Company recognized these adjustments in its December 31, 2020 consolidated balance sheet to reflect the adjusted identifiable net assets acquired of $754,551 as shown in the table above.

The following is a reconciliation of the initially reported fair value to the adjusted fair value of goodwill:

Goodwill originally reported August 17, 2020	$1,634,496
Changes to estimated fair values:
Other current liabilities	(90,586)
Talent liability	(24,328)
Accounts receivable	35,448
Change in Goodwill	(82,651)
Goodwill December 31, 2020	$1,472,379

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of tangible assets since the principal assets acquired are client relationships, talent and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangible assets and goodwill. Be Social provided social media marketing expertise within our subsidiaries, which we did not have before and was interested in expanding. Goodwill resulting from the Be Social acquisition is not deductible for tax purposes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the pro forma consolidated operations as if B/HI and Be Social had been acquired on January 1, 2020:

2020
Revenues	$27,377,485
Net loss	(2,563,735)

The pro forma amounts for 2020 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2020 and (b) to exclude $115,949 of acquisition costs that were expensed by the Company for the year ended December 31, 2020.

The impact of the acquisition of Be Social and B/HI on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2020, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2021, the Company has a balance of $20,021,357 of goodwill on its consolidated balance sheet resulting from its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI. All goodwill has been assigned to the entertainment publicity and marketing segment.

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2019	$17,947,989
Measurement period adjustments(1)	45,371
Acquisitions(2)	1,634,496
Balance as of December 31, 2020	$19,627,856
Measurement period adjustments(3)	(77,094)
Acquisitions(4)	470,595
Balance as of December 31, 2021	$20,021,357

(1)	Measurement period adjustments recorded in connection with the Shore Fire and Be Social acquisitions.
(2)	Acquisition of Be Social in August 2020.
(3)	Measurement period adjustments recorded in connection with the Be Social and B/HI acquisitions.
(4)	Acquisition of B/HI in January 2021.

In 2020, the Company determined that the adverse effects of COVID-19 on certain of the industries in which it operates was an indicator of a possible impairment of goodwill. As such, during the first quarter of 2020, the Company updated its estimates and assumptions, and with the information available at the time of the assessment, performed an impairment test on the carrying value of its goodwill and determined that an impairment adjustment was not necessary. During the fourth quarters of 2021 and 2020, management performed a qualitative assessment and concluded that it is more likely than not that the fair value of the reporting unit was not less than its carrying amount. As a result, no impairment charges were recorded during the years ended December 31, 2021 or 2020.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Intangible Assets

Intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$4,880,016	$3,409,984	$8,130,000	$3,787,406	$4,342,594
Trademarks and trade names	4,490,000	1,797,917	2,692,083	4,440,000	1,330,535	3,109,465
Non-compete agreements	690,000	650,000	40,000	630,000	630,000	—
	$13,470,000	$7,327,933	$6,142,067	$13,200,000	$5,747,941	$7,452,059

The following table presents the changes in intangible assets for the years ended December 31, 2021 and 2020:

Balance as of December 31, 2019	$8,361,539
Intangible assets from Be Social acquisition	750,000
Amortization expense	(1,659,480)
Balance as of December 31, 2020	$7,452,059
Intangible assets from B/HI acquisition	270,000
Amortization expense	(1,579,992)
Balance as of December 31, 2021	$6,142,067

Amortization expense related to intangible assets for the next five years is as follows:

2022	$1,367,330
2023	1,227,824
2024	991,715
2025	961,373
2026	934,001
Thereafter	659,824
Total	$6,142,067

NOTE 8 — CAPITALIZED PRODUCTION COSTS

Revenue earned from the domestic distribution of motion pictures was $21,894 and $107,880, respectively, for the years ended December 31, 2021 and 2020. These revenues were attributable to Believe released December 25, 2013. The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method. The Company had previously amortized all capitalized production costs, and as such, it did not record any amortization for the years ended December 31, 2021 and 2020.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the years ended December 31, 2021 and 2020, the Company recorded impairments of $234,734 and $45,000 related to costs of projects it does not intend to produce. The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2021 or 2020. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment.

As of December 31, 2021 and 2020, the Company had total, net capitalized production costs of $137,235 and $271,139, respectively, on its consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 9 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31,
	2021	2020
Furniture and fixtures	$910,169	$883,491
Computers, office equipment and software	1,754,737	1,759,659
Leasehold improvements	505,425	770,629
Property plant and equipment gross	3,170,331	3,413,779
Less: accumulated depreciation and amortization	(2,696,669)	(2,613,708)
Property plant and equipment net	$473,662	$800,071

The Company recorded depreciation expense of $325,362 and $370,746, respectively, for the years ended December 31, 2021 and 2020.

NOTE 10 — NOTES RECEIVABLE

Midnight Theatre

The Midnight Theatre notes amount to $1,000,000 and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. On November 15, 2021 and December 3, 2021, Midnight Theatre issued two $500,000 unsecured convertible promissory notes (the “Midnight Theatre Notes”) to the Company each with an eight percent (8%) per annum simple coupon rate, which have maturity dates six months from their issuance date. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into common interest of JDDC Elemental, LLC on the respective maturity date. As of December 31, 2021, the Company had recorded $10,137 of accrued interest related to the Midnight Theatre Notes.

Subsequent to year-end, on each of January 3, 2022, February 2, 2022, March 22, 2022 and April 1, 2022, we issued Midnight Theatre four additional notes amounting in aggregate to $1,585,500 on same terms as the previous notes.

Crafthouse Cocktails

On November 30, 2021 Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatorily redeemable date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into common interest of Crafthouse on the mandatory conversion date.

Subsequent to year-end, on February 1, 2022, the Crafthouse Note was converted and Dolphin was issued common interests of Stanton South LLC.

NOTE 11 — EQUITY METHOD INVESTMENTS

As of December 31, 2021, Investments consisted of Class A and Class B units of JDDC Elemental LLC, a Limited Liability Company operating under the name Midnight Theatre (“Midnight Theatre”). The Company will manage all aspects of publicity and marketing for the venue, as well as facilitate talent and commercial relationships within the entertainment and culinary industries. The Company has a balance of $1,000,000 on its consolidated balance sheet as of December 31, 2021, related to this investment, which represent an ownership percentage of approximately 13%. The Company evaluated this investment under the VIE guidance and determined the Company is not the primary beneficiary of Midnight Theatre, however it does exercise significant influence over Midnight Theatre; as a result it accounts for its investment in Midnight Theatre under the equity method of accounting. As the investment was made on December 30, 2021, the investment is currently recorded at cost as of December 31, 2021 and there have been no equity in earnings or losses of Midnight Theatre recorded for the year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Investments held by the Company during 2020 represented an investment in equity securities of The Virtual Reality Company (“VRC”), a privately held company. The Company’s $220,000 investment in VRC represented less than a 1% noncontrolling ownership interest in VRC and there was no market for VRC’s common stock. These shares did not have a readily determinable fair value and as such, the Company elected to account for them at cost less any impairments. During the year ended December 31, 2020, the Company determined that the fair value of its investment in VRC was less than its carrying amount and impaired the investment in VRC in the amount of $220,000. The impairment was recorded in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2020.

NOTE 12 — OTHER CURRENT LIABILITIES

Other liabilities consisted of the following:

	December 31,
	2021	2020
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	429,299	325,587
Accrued commissions	457,269	162,678
Accrued bonuses	360,817	—
Due to seller of Be Social (2021) and Shore Fire (2020)	304,169	370,000
Talent liability	2,908,357	1,334,990
Other	1,800,730	698,304
Other current liabilities	$6,880,641	$3,511,559

NOTE 13 — DEBT

Total debt of the Company was as follows as of December 31, 2021 and 2020:

	December 31,
Debt Type	2021	2020
Convertible notes payable (see Note 14)	$2,900,000	$1,445,000
Convertible notes payable - fair value option (see Note 15)	998,135	1,527,293
Non-convertible promissory notes (see Note 16)	1,176,644	1,273,394
Loans from related party (see Note 17)	1,107,873	1,107,873
Term loan	—	900,292
Paycheck Protection Program loans	—	3,099,869
Total debt	6,182,652	9,353,721
Less current portion of debt	(307,685)	(4,017,352)
Noncurrent portion of debt	$5,874,967	$5,336,369

The table below details the maturity dates of the principal amounts for the Company’s debt as of December 31, 2021:

Debt Type	Maturity Date	2022	2023	2024	2025	2026	Thereafter
Convertible notes payable	Ranging between June 2023 and March 2030	$—	$2,900,000	$—	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between January 2022 and December 2023	307,685	868,959	—	—	—	—
Loan from related party	July 31, 2023	—	1,107,873	—	—	—	—
		$307,685	$4,876,832	$—	$—	$—	$500,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Production Service Agreement

On February 20, 2020, the Company received notification from the lender of the Production Service Agreement that Max Steel VIE no longer owes any debt to the lender. As a result, the Company recorded a gain on extinguishment of debt in the amount of $3,311,198 during the year ended December 31, 2020.

As of December 31, 2021 and 2020, the Company no longer had any outstanding balances related to this Production Service Agreement on its consolidated balance sheets.

Line of Credit

On February 20, 2020, the Company paid down $500,000 of the line of credit as part of an agreement to convert the line of credit into a three-year term loan described below. As of December 31, 2021 and 2020, there was no balance on the line of credit due to its conversion to a term loan.

Term Loan

On March 31, 2020, 42West and The Door, as co-borrowers, entered into a business loan agreement with Bank United, N.A. to convert the balance of the 42West line of credit of $1,200,390 into a three-year term loan (the “Term Loan”). The Term Loan bears interest at a rate of 0.75% points over the Lender’s Prime Rate and matures on March 15, 2023. The outstanding balance on the Term Loan as of December 31, 2020 was $900,292, which was repaid during 2021. As a result, there is no balance outstanding on the Term Loan as of December 31, 2021.

Payroll Protection Program Loan

In April 2020, the Company and its subsidiaries received an aggregate amount of $2.8 million of PPP Loans established under the CARES Act. Through the acquisition of Be Social in August 2020, the Company assumed a PPP Loan of $0.3 million. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of the PPP Loans based on its adherence to the forgiveness criteria. Throughout 2021, the Company and its subsidiaries applied for and received forgiveness of all PPP Loans received, which in aggregate amounted to $3.1 million. The forgiveness was recorded as a gain on extinguishment of debt in the Company’s consolidated statement of operations. As of December 31, 2021, all PPP Loans have been forgiven and no outstanding balance related to PPP Loans is recorded on the consolidated balance sheet.

We have not accrued any liability associated with the risk of an adverse Small Business Administration review.

NOTE 14 — CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and 2020, the principal balance of the convertible promissory notes of $2,900,000 and $1,445,000, respectively, was recorded in noncurrent liabilities under the caption Convertible notes payable on the Company’s consolidated balance sheets. The following is a summary of the Company’s convertible notes payable as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Principal Amount	Net Carrying Amount	Principal Amount	Net Carrying Amount

10% convertible notes due in March 2022	$—	$—	$195,000	$195,000
10% convertible notes due in September 2022	—	—	500,000	500,000
10% convertible notes due in October 2022	—	—	500,000	500,000
10% convertible notes due in December 2022	—	—	250,000	250,000
10% convertible notes due in August 2023	2,000,000	2,000,000
10% convertible notes due in September 2023	900,000	900,000
	2,900,000	2,900,000	$1,445,000	$1,445,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

As discussed in Note 2, the Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach. The table below presents the required fair value disclosures of this new standard for the convertible debt outstanding as of December 31, 2021.

	As of December 31, 2021
	Fair Value	Level

10% convertible notes due in August 2023	$1,998,000	3
10% convertible notes due in September 2023	902,000	3
	2,900,000

2021 Convertible Debt

During 2021, the Company issued ten convertible promissory notes to four noteholders in the aggregate amount of $5,950,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a conversion price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share.

During the year ended December 31, 2021, the holders of seven convertible notes issued during 2021 converted the principal balance of $3,050,000 plus accrued interest of $3,333 into 300,830 shares of common stock at conversion prices ranging between $9.27 and $10.74 per share.

The Company recorded interest expense related to the 2021 Convertible Debt of $193,153 and made cash interest payments amounting to $170,653 during the year ended December 31, 2021 related to the 2021 Convertible Debt.

2020 Convertible Debt

During 2020, the Company issued five convertible promissory notes to five noteholders in the aggregate amount of $1,445,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share, except for two convertible promissory notes in the aggregate amount of $195,000 for which the balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $3.90 per share of our common stock.

During the year ended December 31, 2021, the holders of five convertible notes issued during 2020 converted the principal balance of $1,445,000 plus accrued interest of $8,611 into 381,601 shares of common stock at conversion prices ranging between $3.69 and $3.96 per share. There were no conversion of 2020 Convertible Debt during the year ended December 31, 2020.

The Company recorded interest expense related to these convertible notes payable of $15,565 and $41,350 during the years ended December 31, 2021 and 2020, respectively, and made cash interest payments amounting to $27,538 and $29,378 during the years ended December 31, 2021 and 2020, respectively, related to the 2020 Convertible Debt.

2019 Convertible Debt

During 2019, the Company issued convertible promissory note agreements to third-party investors and received an aggregate of $1,100,000 (the “2019 Convertible Debt”). During 2020, the $1,000,000 outstanding on the 2019 Convertible Debt was converted into 416,880 shares of common stock. As of December 21, 2021 and 2020, no amounts were recorded on its consolidated balance sheet related to the 2019 Convertible Debt.

For the year ended December 31, 2020, the Company recorded $741,009 as interest expense and debt amortization in its consolidated statements of operations, which includes $708,643 of beneficial conversion feature, and paid interest in the amount of $41,794 related to the 2019 Convertible Debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

2018 Convertible Debt

On July 5, 2018, the Company issued an 8% secured convertible promissory note in the principal amount of $1.5 million (the “Pinnacle Note”) to Pinnacle Family Office Investments, L.P. (“Pinnacle”).

For the year ended December 31, 2020, the Company recorded interest expense and debt amortization in its consolidated statement of operations of $70,686, which included the $69,350 of amortization of beneficial conversion feature, and paid interest amounting to $29,614 related to the Pinnacle Note. The Pinnacle Note was paid in full on January 5, 2020, as a result the Company did not have any amounts recorded on its consolidated balance sheet as of December 31, 2021 or 2020.

2017 Convertible Debt

In 2017, the Company entered into subscription agreements pursuant to which it issued unsecured convertible promissory notes, each with substantially similar terms (“2017 Convertible Debt”). During 2020, the remaining $475,000 of the 2017 Convertible Debt and $3,238 of accrued interest was converted into 156,979 shares of common stock.

For the year ended December 31, 2020, the Company recorded interest expense and debt amortization in its consolidated statement of operation in the amount of $574,917, including $550,000 of a beneficial conversion feature, and paid interest amounting to $29,154 related to the 2017 Convertible Debt.  As of December 31, 2021 and 2020, the Company did not have any amounts recorded on its consolidated balance sheet related to the 2017 Convertible Debt.

NOTE 15 — CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

The following is a summary of the Company’s convertible notes payable for which it elected the fair value option as of December 31, 2021 and 2020:

	Fair Value Outstanding as of December 31,
	2021	2020

January 3rd Note (2020 Lincoln Park Note)	$—	$436,156
March 4th Note	998,135	511,137
March 25th Note	—	580,000
Total convertible notes payable at fair value(a)	$998,135	$1,527,293

(a)	All amounts as of December 31, 2021 are recorded in noncurrent liabilities. As of December 31, 2020, this amount is recorded as $580,000 in current liabilities and $947,293 in noncurrent liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

2020 Lincoln Park Note and Warrants

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note” or “January 3rd Note”) at a purchase price of $1.2 million together with warrants to purchase up to 41,518 shares of our common stock at an exercise price of $3.91 per share. The securities purchase agreement provided for issuance of warrants to purchase up to 41,518 shares of our common stock on each of the second, fourth, and sixth month anniversaries of the securities purchase agreement if the principal balance has not been paid on such dates (the “2020 Lincoln Park Warrants”); as such, on each of March 4, 2020, May 4, 2020 and July 3, 2020, the Company issued warrants to purchase up to 41,518 shares of its common stock. The 2020 Lincoln Park Note was convertible at any time into shares of our common stock (the “2020 Conversion Shares”) at an initial conversion price equal to the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share. If an event of default under the 2020 Lincoln Park Note occurred prior to maturity, the 2020 Lincoln Park Note was convertible into shares of common stock at a 15% discount to the applicable conversion price. Outstanding principal under the 2020 Lincoln Park Note will not accrue interest, except upon an event of default, in which case interest at a default rate of 18% per annum would accrue until such event of default is cured. The proceeds of the 2020 Lincoln Park Note were used to repay the Pinnacle Note.

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. The fair value of the 2020 Lincoln Park Note on issuance was recorded as $885,559. The fair value of the note increased by $103,845 and $403,491, respectively, for the years ended December 31, 2021 and 2020, and was recognized as current period other expense in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

During 2020, Lincoln Park converted an aggregate principal balance of $760,000 at purchase prices between $4.35 and $4.45 and was issued 172,181 shares of common stock. The fair value of these shares of common stock issued was $852,895 based on the closing trading price of the common stock on the respective trading day.

During 2021, Lincoln Park converted the remaining principal balance of $540,000 at a purchase price of $3.91 and was issued 137,966 shares of common stock. The fair value of these shares of common stock issued was $561,522 based on the closing trading price of the common stock on the respective trading day.

As of December 31, 2020, the principal balance of the 2020 Lincoln Park Note was $540,000 with a fair value of $436,155 recorded on the Company’s consolidated balance sheet. As a result of the exercised conversion during 2021 described above, there was no amount outstanding on the 2020 Lincoln Park Note as of December 31, 2021.

2020 Lincoln Park Warrants

As described above, in connection with the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 41,518 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the January 3rd Note issuance date (collectively “Series E, F, G, and H Warrants”).

The fair value of the 2020 Lincoln Park Warrants was recorded on issuance as a debt discount of $314,441. For the year ended December 31, 2020, the fair value of the warrants increased by $85,559 and was recognized as current period other expense in the Company’s consolidated statement of operations. As of December 31, 2020, the fair value of the Series E, F, G, and H Warrants on the Company’s consolidated balance sheet was $400,000.

During 2021, the Series E, F, G, and H Warrants were all converted into 146,027 shares via a cashless exercise formula pursuant to the warrant agreement. As a result, there were no amounts outstanding for Series E, F, G, and H Warrants as of December 31, 2021. Prior to their exercise, the fair value of the warrants increased by $2,397,877, which was recognized as current period other expense in the Company’s consolidated statement of operations for the year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

March 4th Note

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series I Warrant”) to purchase up to 20,000 shares of our common stock at a purchase price of $3.91 per share. The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series “I” Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series “I” Warrant as $460,000 and $40,000, respectively. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.91 per share of our common stock.

For the years ended December 31, 2021 and 2020, the fair value of the convertible promissory note increased by $486,999 and $51,136, respectively, which were recognized as current period other expense in the Company’s consolidated statement of operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

For the year ended December 31, 2021 and 2020, the fair value of the Series “I” Warrant increased by $85,000 and $10,000, respectively, which was recognized as current period other expense in the Company’s consolidated statement of operations for their respective period.

As of both December 31, 2021 and 2020, the principal balance of the convertible promissory note was $500,000. As of December 31, 2021 and 2020, the fair value of the convertible promissory note of $998,135 and $511,136, respectively, and the fair value of the Series “I” Warrant of $135,000 and $50,000, respectively, were recorded on the Company’s consolidated balance sheet.

March 25th Note

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 10,000 shares of our common stock related to this convertible note payable. The maturity date of the convertible promissory note was March 25, 2021 and the balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $3.90 per share of common stock. The Company elected the fair value option to account for the convertible promissory note. The convertible promissory note’s fair value on issuance was recorded at $500,000.

For the years ended December 31, 2021 and 2020, the fair value of the note decreased by $20,000 and increased by $80,000, respectively, which was recognized as current period other income and current period other expense in the Company’s consolidated statement of operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

As of December 31, 2020, the principal balance of the convertible promissory note was $560,000 and the fair value of the convertible promissory note in the amount of $580,000 was recorded on the Company’s consolidated balance sheet.

During 2021, the March 25th Note was fully converted into 143,588 shares of Company’s common stock. As a result, no amounts remain outstanding as of December 31, 2021 related to the March 25th Note.

Convertible Notes with Bifurcated Conversion Features (2019 Lincoln Park Note and 2019 Lincoln Park Warrants)

On May 20, 2019, the Company entered into a securities purchase agreement with Lincoln Park pursuant to which the Company agreed to issue and sell to Lincoln Park a senior convertible promissory note with an initial principal amount of $1,100,000 (the “2019 Lincoln Park Note”), together with warrants to purchase shares of common stock (the “2019 Lincoln Park Warrants”).

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The Company accounts for the embedded conversion feature of the 2019 Lincoln Park Note at fair value under ASC-815. Under ASC-815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings. The Company also determined that the 2019 Lincoln Park Warrants met the definition of a derivative and should be classified as a liability recorded at fair value upon issuance and remeasured at each reporting period with changes recorded in earnings. During 2020, Lincoln Park converted an aggregate of $1,100,000 of principal into shares of common stock at a conversion price of $3.91. The Company recorded $59,742 of interest expense to accrete the note to par value for year ended December 31, 2020. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants through a cashless exercise formula pursuant to the warrant agreement and was issued 75,403 shares of the common stock.

The Company did not have any balances related to 2019 Lincoln Park Note or the 2019 Lincoln Park Warrants on its consolidated balance sheets as of December 31, 2021 or 2020.

NOTE 16 — NONCONVERTIBLE PROMISSORY NOTES

As of December 30, 2021, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1,176,644, which bear interest at a rate of 10% per annum and mature between January 15, 2022 and December 10, 2023.

As of December 31, 2021 and 2020, the Company had a balance of $307,685 and $846,749, respectively, net of debt discounts recorded as current liabilities and $868,959 and $426,645, respectively in noncurrent liabilities on its consolidated balance sheets related to these nonconvertible promissory notes. During the years ended December 31, 2021 and 2020, the Company recorded interest expense on its consolidated statements of operations amounting to of $122,456 and $131,750, respectively and paid interest of $123,025 and $132,264, respectively related to these nonconvertible notes payable.

Subsequent to December 31, 2021, a non-convertible promissory note amounting to $0.2 million with a maturity date of January 15, 2022 was paid off through a cash payment.

NOTE 17 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), previously advanced funds for working capital to Dolphin Films. In prior years, Dolphin Films entered into a promissory note with DE LLC (the “Original DE LLC Note”) in the principal amount of $1,009,624, which was payable on demand. The Original DE LLC Note was payable on demand and accrued interest at a rate of 10% per annum. On June 15, 2021, the Company exchanged the Original DE LLC Note for a new note maturing on July 31, 2023 (“New DE LLC Note” and together with the Original DE LLC Note, “the DE LLC Notes”). Other than the change in maturity date, there were no other changes to the principal, interest or any other terms of the Original DE LLC Note.

For the years ended December 30, 2021 and 2020, the Company did not repay any principal balance of the New DE LLC Note. During the years ended December 31, 2021 and 2020, the Company recorded interest expense related to the DE LLC Notes of $110,787 and $111,091, respectively, on its consolidated statements of operations and repaid $81,621 and $500,000 of interest during the years ended December 31, 2021 and 2020, respectively.

As of both December 31, 2021, and 2020, the Company had a principal balance of $1,107,873, and accrued interest of $55,849 and $26,683, respectively relating to the DE LLC Notes.

NOTE 18 — FAIR VALUE MEASUREMENTS

The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets. The determination of our intangible fair values includes several assumptions and inputs (Level 3) that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. All other financial assets and liabilities are carried at amortized cost.

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable and other non-current liabilities are representative of their fair values because of the short turnover of these instruments.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The Company’s financial liabilities and their fair value assessment are described in detail below.

Put Rights

As of December 31, 2021, there were no amounts due to the sellers of 42West and certain 42West employees from the exercise of these put rights. During the year ended December 31, 2021 and 2020, the sellers exercised their put rights in accordance with their respective put agreements, and caused the Company to purchase 22,865 shares and 41,486 shares, respectively, of common stock.

The carrying amount at fair value of the aggregate liability for the put rights recorded on the consolidated balance sheets at December 31, 2020 was $1,544,029. Due to the change in the fair value of the Put Rights for the period in which the Put Rights were outstanding during the year ended December 31, 2021 and 2020, the Company recorded a loss of $71,106 and a gain of $1,745,418, respectively, in the consolidated statements of operations.

For the Put Rights, which measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the years ended December 31, 2021 and 2020:

Ending fair value balance reported in the consolidated balance sheet at December 31, 2019	$3,003,547
Put rights exercised in 2019, paid in 2020	(275,000)
Gain due to change in fair value	(1,745,418)
Put rights exercised in 2020 but unpaid as of December 31, 2020	560,900
Ending fair value balance reported in the consolidated balance sheet at December 31, 2020	$1,544,029
Put rights paid in 2021	(1,015,135)
Loss due to change in fair value	71,106
Loss in exchange of shares for put rights(a)	106,688
Put rights converted into 115,366 shares of common stock	(706,688)
Ending fair value of put rights reported in the consolidated balance sheet at December 31, 2021	$—

(a)	The loss in exchange of shares for the put rights is included in gain on extinguishment of debt in the consolidated statements of operations.

The Company utilized the Black-Scholes Option Pricing Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the Put Rights reflect management’s own assumptions about the assumptions that market participants would use in valuing the Put Rights as of the December 31, 2020.

The Company determined the fair value by using the following key inputs to the Black-Scholes Option Pricing Model:

Inputs	As of December 31, 2020
Equity volatility estimate	62.5%
Discount rate based on US Treasury obligations	0.09%

Contingent Consideration

The Company had liabilities for contingent consideration for the following amounts as of December 31, 2021 and 2020:

	The Door	Be Social	B/HI
December 31, 2020	$370,000	$160,000	$—
December 31, 2021	$2,381,869	$710,000	$1,192,352

In connection with the Company’s acquisition of The Door, The Door Members had the potential to earn the contingent consideration, comprising up to 307,692 shares of common stock, based on a share price of $16.25, and up to $2,000,000 in cash on the achievement of adjusted net income targets based on the operations of The Door over a four-year period beginning on January 1, 2018. The fair value of the contingent consideration on the date of the acquisition of The Door was $1,620,000. During the year ended December 31, 2021, The Door achieved the conditions to receive a portion of the stock component of the earnout consideration, which will be settled in 2022 with payment of 279,562 shares pursuant to the merger agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

In connection with the Company’s acquisition of Be Social, the seller of Be Social has the potential to earn up to $800,000 of contingent consideration, of which 62.5% is payable in cash, and 37.5% in shares of common stock, upon achievement of adjusted net income targets based on the operations of Be Social over the fiscal years ending December 31, 2022 and 2023.

In connection with the Company’s acquisition of B/HI, the seller of B/HI has the potential to earn up to $1,200,000 of contingent consideration, of which 50% is payable in cash, and 50% in shares of common stock, upon achievement of adjusted net income targets based on the operations of B/HI over the fiscal years ending December 31, 2021 and 2022. The fair value of the contingent consideration at the acquisition date was determined to be zero as the Company did not believe it was likely the adjusted net income targets would be met. During the Company’s assessment in the third quarter of 2021, the Company concluded there was a change in the likelihood of achieving the established targets based on the financial performance of B/HI during the third quarter and recorded a change in fair value. During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which will be settled in 2022 by payment of 69,525 shares of common stock and $600,000 in cash, which has not been paid as of December 31, 2021.

The Company utilized a Monte Carlo Simulation model to estimate the fair value of the contingent consideration, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the acquisition date. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

	The Door	Be Social		B/HI
Inputs	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2020
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the contingent consideration)	0.16%	0.73%	0.13% - 0.17%	n/a	%
Annual Asset Volatility Estimate	60.0%	85.0%	73.5%	n/a	%

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the years ended December 31, 2021 and 2020:

	The Door	Be Social	B/HI
Fair value at December 31, 2019	$330,000	$—	$—
Recognition of contingent consideration in acquisition	—	145,000	—
Loss in fair value	40,000	15,000	—
Fair value at December 31, 2020	370,000	160,000	—
Loss in fair value	2,011,869	550,000	1,192,352
Fair value at December 31, 2021	$2,381,869	$710,000	$1,192,352

Fair Value Option Election – Convertible notes payable and freestanding warrants

Convertible notes payable

During 2020, the Company issued three convertible notes payable: in the principal amount of $1.3 million (the “January 3rd Note”), $500,000 (the “March 4th Note”) and $560,000 (the “March 25th Note”) (together “the 2020 convertible notes”), which are all accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible notes and derivative liabilities.”

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The 2020 convertible notes are measured at fair value categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values for the two years ended December 31, 2021:

	January 3rd Note	March 4th Note	March 25th Note
Fair value as of December 31, 2019	$—	$—	$—
Fair value at issuance	885,559	460,000	500,000
Loss in fair value	403,491	51,136	80,000
Exercise	(852,895)	—	—
Fair value as of December 31, 2020	$436,155	$511,136	$580,000
(Gain) loss in fair value	103,845	486,999	(20,000)
Exercise	(540,000)	—	(560,000)
Fair value as of December 31, 2021	$—	$998,135	$—

The estimated fair value of the January 3rd Note and the March 25th Note as of December 31, 2020 was computed using a Monte Carlo simulation, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the note reflects management’s own assumptions about the assumptions that market participants would use in valuing the note as of the acquisition date and subsequent reporting periods, as shown below.

The estimated fair value of the March 4th Note as of December 30, 2021 and 2020, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the assumptions shown below.

	January 3rd Note	March 4th Note		March 25th Note
	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2020
Valuation method	Monte Carlo simulation	Black-Scholes Model	Black-Scholes Model	Monte Carlo simulation
Face value principal payable	$440,000	$500,000	$500,000	$560,000
Original conversion price	$ Variable(a)	$3.91	$3.91	$3.91
Value of common stock	$3.40	$8.52	$3.40	$3.40
Expected term (years)	1.01	8.18	9.18	0.24
Volatility	100%	100%	100%	100%
Straight debt yield	12.0%	n/a	n/a	12.0%
Risk free rate	0.10%	1.47%	0.93%	0.09%

(a)	The variable conversion price is the lower of (A) $5.25 per share and (B) the lower of (i) the lowest intraday sales price of our common stock on the applicable conversion date and (ii) the average of the three lowest closing sales prices of our common stock during the twelve consecutive trading days including the trading day immediately preceding the conversion date but under no circumstances lower than $3.91 per share.

Warrants

In connection with the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants (“Series E, F, G, and H Warrants”). In connection with the March 4th Note, the Company issued the Series I Warrants. In connection with the 2019 Lincoln Park Note, the Company issued the 2019 Lincoln Park warrants. See Note 14 for further information on the terms of these warrants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The following is a reconciliation of the fair values for all warrants outstanding during the two years ended December 31, 2021, which are measured at fair value and categorized within Level 3 of the fair value hierarchy:

	Series E, F, G and H Warrants	Series I Warrants	2019 Lincoln Park Warrants
Liability as of December 31, 2019	$—	$—	$189,590
Liability at issuance	314,441	40,000	—
Loss in fair value	85,559	10,000	179,886
Exercise of warrants	—	—	(369,476)
Liability as of December 31, 2020	$400,000	$50,000	$—
Loss in fair value	2,397,877	85,000	—
Exercise of warrants	(2,797,877)	—	—
Liability as of December 31, 2021	$—	$135,000	$—

The estimated fair value of the warrants was computed using a Black-Scholes valuation model, using the following assumptions:

	Series E, F, G and H Warrants	Series I Warrants		2019 Lincoln Park Warrants
	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2020
Aggregate Fair Value	$400,000	$135,000	$50,000	$189,590
Exercise Price per share	$3.91	$3.91	$3.91	$10.00
Value of Common Stock	$3.40	$8.52	$3.40	$3.50
Term (years)	4.51	3.67	4.67	5.39
Volatility	100%	100%	100%	90%
Dividend yield	0%	0%	0%	0%
Risk free rate	0.31%	1.07%	0.31%	1.60%

Derivative Liability (2019 Lincoln Park Note Embedded Conversion Feature)

The Company accounted for the embedded conversion feature of the 2019 Lincoln Park Note as a derivative liability. For the embedded conversion feature, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the year ended December 31, 2020:

Ending fair value balance - December 31, 2019	$170,000
Change in fair value reported in the statements of operations	—
Reduction in value due to note principal conversion	(170,000)
Ending fair value balance - December 31, 2020	$—

NOTE 19 — VARIABLE INTEREST ENTITIES

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2021 and 2020, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2021 and 2020. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC As of and for the years ended December 31,
	2021	2020
Assets	$265,778	$61,151
Liabilities	$(6,749,738)	$(6,559,567)
Revenues	$21,894	$107,800
Expenses	$(7,437)	$(46,649)

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the publicity and advertising expenses to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the years ended December 31, 2021 and 2020, the Company recorded revenues of $21,894 and $107,800, respectively, related to domestic distribution of Believe. The capitalized production costs related to Believe were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,491,834, which eliminates in consolidation.

The Max Steel VIE was initially formed for the purpose of recording the production costs of the motion picture Max Steel. Prior to the commencement of the production, the Company entered into a Production Service Agreement to finance the production of the film. Pursuant to the financing agreements, the lender acquired 100% of the membership interests of Max Steel VIE with the Company controlling the production of the motion picture and having the rights to sell the motion picture. On February 20, 2020, the lender of the Production Service Agreement confirmed that Max Steel VIE did not owe any debt under the Production Service Agreement. The Company recorded a gain on extinguishment of debt in the amount of $3,311,198 during the year ended December 31, 2020. In addition, the Company assessed its status as primary beneficiary of the VIE and determined that it was no longer the primary beneficiary. As such, the Company deconsolidated Max Steel VIE and recorded a loss on deconsolidation amounting to $1,484,591 on its consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2021 and 2020, there are no outstanding balances related to this debt.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 20 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Company’s Board of Directors (the “Board”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

On July 6, 2017, pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C is convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds.” Specifically, a majority of the independent directors of the Board, in its sole discretion, must determine that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of December 31, 2021 is convertible into 4,738,940 shares of common stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 14,216,819 votes, which are equal to approximately 65% of the voting securities of the Company.

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

Common Stock

On September 24, 2021, the Company, filed Articles of Amendment (the “Articles of Amendment”) to its Amended and Restated Articles of Incorporation effecting an amendment to increase the number of authorized shares of the Company’s common stock from 40,000,000 shares to 200,000,000 shares. The Articles of Amendment were approved by the Company’s shareholders at the 2021 annual meeting of shareholders.

Previously and effective November 27, 2020, the Company amended its Amended and Restated Articles of Incorporation to effectuate a 1:5 reverse stock split. As a result, the number of authorized shares of common stock was reduced from 200,000,000 to 40,000,000. All shares and per share amounts discussed in these consolidated financial statements have been retrospectively adjusted for the reverse stock split.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the LP 2021 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $25,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement. The purchase price for the shares will be the lowest of (1) lowest sale price on the date of the purchase or (2) the average of the lowest three closing prices on the last 10 business days, with a floor of $1.00. Pursuant to the terms of the LP 2021 Registration Rights Agreement, the issuance of the commitment shares (as defined below) have been registered pursuant to the Company’s effective shelf registration statement on Form S-3, and the related base prospectus included in the registration statement, as supplemented by a prospectus supplement filed on January 21, 2022.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. The commitment shares were recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP 2021 Purchase Agreement.

During the year ended December 31, 2021, excluding the commitment shares mentioned above, the Company did not sell any shares of common stock under the LP 2021 Purchase Agreement. Subsequent to December 31, 2021, the Company sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640. Pursuant to the LP 2021 Purchase Agreement, the Company issued the remaining 37,019 commitment shares on March 7, 2022.

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP 2021 Purchase Agreement (1,592,914 shares) to Lincoln Park under the LP 2021 Purchase Agreement without stockholder approval, unless the average price of all applicable sales of its common stock to Lincoln Park under the LP 2021 Purchase Agreement equals or exceeds a threshold amount as set forth in the LP 2021 Purchase Agreement.

Incentive Compensation Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The Company did not issue any Awards under the 2017 Plan during the years ended December 31, 2021 and 2020.

NOTE 21 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2021	2020
Numerator
Net loss attributable to Dolphin Entertainment stockholders	$(6,462,303)	$(1,939,192)
Change in fair value of put rights	—	(1,745,418)
Numerator for diluted loss per share	$(6,462,303)	$(3,684,610)

Denominator
Denominator for basic EPS - weighted-average shares	7,614,774	5,619,969
Effect of dilutive securities:
Put rights	—	762,968
Denominator for diluted EPS - adjusted weighted-average shares assuming exercise of Put rights	7,614,774	6,382,937

Basic loss per share	$(0.85)	$(0.35)
Diluted loss per share	$(0.85)	$(0.58)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Basic loss per share is computed by dividing income or loss attributable to the shareholders of Common Stock (the numerator) by the weighted-average number of shares of Common Stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive equity instruments, such as put rights, convertible notes payable and warrants were exercised and outstanding Common Stock adjusted accordingly, if their effect is dilutive.

One of the Company’s convertible note payable, the warrants and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the years ended December 31, 2021 and 2020, the Company had a net loss and as such the two-class method is not presented.

In periods when the Put Rights are assumed to have been settled at the beginning of the period in calculating the denominator for diluted loss per share, the related change in the fair value of Put Right liability recognized in the consolidated statements of operations for the period, is added back or subtracted from net income during the period. The denominator for calculating diluted loss per share for the year ended December 31, 2020, assumes the Put Rights had been settled at the beginning of the period, and therefore, the related income due to the decrease in the fair value of the Put Right liability during the year ended December 31, 2020 is subtracted from net loss. The number of shares added to the denominator for the Put Rights is calculated using the reverse treasury stock method that assumes the Company issues and sells sufficient shares at the average period trading price to satisfy the Put Right contracts. For the year ended December 31, 2021, the fair value of the Put Rights increased, creating a loss in fair value of the Put Rights. The Company did not include the increase in the calculation of diluted loss per share as inclusion would be anti-dilutive.

For the years ended December 31, 2021 and 2020, the Company excluded 506,674 and 847,191 common stock equivalents such as warrants and shares to be issued for convertible debt as inclusion would be anti-dilutive.

NOTE 22 — WARRANTS

A summary of warrant activity during the years ended December 31, 2021 and 2020 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2019	455,451	$16.75
Issued	186,072	3.91
Exercised	(110,000)	3.91
Expired	(310,010)	23.70
Balance at December 31, 2020	221,513	$7.08
Issued	—	—
Exercised	(166,072)	3.91
Expired	(35,441)	23.70
Balance at December 31, 2021	20,000	3.91

2019 Lincoln Park Warrants

During 2019, the Company issued the 2019 Lincoln Park Warrants (see Note 15). The 2019 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter. Pursuant to the warrant agreements, if a resale registration statement covering the shares of common stock underlying the 2019 Lincoln Park Warrants was not effective and available at the time of exercise, the 2019 Lincoln Park Warrants were exercised by means of a “cashless” exercise formula. On June 5, 2020, Lincoln Park exercised the 2019 Lincoln Park Warrants by means of a cashless exercise formula and was issued 75,403 shares of common stock. As a result, no related warrants were outstanding as of December 31, 2021 and 2020. For the year ended December 31, 2020, the Company recorded a loss in the change of fair value of warrant liability of $179,886 in its consolidated statement of operations; no such charge was recorded for the year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Series E, F, G and H Warrants

During 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants (see Note 15, collectively “Series E, F, G, and H Warrants”. The 2020 Lincoln Park Warrants become exercisable on the six-month anniversary of issuance and for a period of five years thereafter. If a resale registration statement covering the shares of common stock underlying the 2020 Lincoln Park Warrants was not effective and available at the time of exercise, the 2020 Lincoln Park Warrants were exercisable by means of a “cashless” exercise formula. The Company determined that the 2020 Lincoln Park Warrants should be classified as freestanding financial instruments that meet the criteria to be accounted for as derivative liabilities and recorded a fair value at issuance of $314,441.

The Company recorded a loss of $2,397,877 and $85,559 in its consolidated statements of operations due to change in fair value for the year ended December 31, 2021 and 2020, respectively, in connection with the Series E, F, G and H warrants which were exercised in March 2021 using a cashless exercise formula pursuant to the warrant agreement. As of December 31, 2020, the Company had a balance of $400,000 recorded in its consolidated balance sheet for these warrants. During the year ended December 31, 2021, all outstanding 2020 Lincoln Park Warrants were exercised and, therefore there is no amount recorded in the consolidated balance sheet as of December 31, 2021.

Series “I” Warrants

On March 4, 2020, in connection with the issuance of a $500,000 convertible note payable, the Company issued the Series “I” Warrant to purchase up to 20,000 shares of common stock at a purchase price of $3.91 per share. The warrants became exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of common stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series “I” Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000.

The Company recorded expense of $85,000 and $10,000 due to change in fair value of the Series “I” Warrants during the year ended December 31, 2021 and 2020, respectively, and had a balance of $135,000 and $50,000 as of December 31, 2021 and 2020, respectively, recorded in its consolidated balance sheet.

NOTE 23 — RELATED PARTY TRANSACTIONS

As part of the employment agreement with its CEO, the Company provided a $1,000,000 signing bonus in 2012, which has not been paid and is recorded in accrued compensation on the consolidated balance sheets, along with unpaid base salary of $1,625,000 in aggregate attributable for the period from 2012 through 2018. Any unpaid and accrued compensation due to the CEO under his employment agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of his employment agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance.

As of December 31, 2021 and 2020, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,565,588 and $1,756,438 respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the consolidated statements of operations amounting to $262,500 and $263,219, respectively for the years ended December 31, 2021 and 2020. During year ended December 31, 2021, the Company paid interest amounting to $453,345 in connection with the accrued compensation to the CEO; no such interest was paid during the year ended December 31, 2020.

The Company entered into the New DE LLC Note with an entity wholly owned by our CEO. See Note 17 for further discussion.

For the period between October 5th and December 20th, 2021, Aircraft Pictures Limited (“Aircraft”), a company in which Anthony Leo, one the Company’s Directors is a shareholder, hired 42West to provide publicity for Aircraft in exchange for retainer fees of $8,500 per month and made payments of $17,000 in the aggregate related to these services.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

In connection with the acquisition of 42West, the Company and its CEO, as personal guarantor, entered into put agreements with each of the sellers of 42West, pursuant to which the Company granted the put rights. During the years ended December 31, 2021 and 2020, the Company made payments amounting to $400,000 and $450,000, respectively, to Ms. Leslee Dart, while she was a member of the Board, related to the put rights. Pursuant to the terms of one such Put Agreement, Ms. Dart exercised 6,507 put rights at a purchase price of $46.10 per share during the year ended December 31, 2021. As of December 31, 2021, the Company does not owe Ms. Dart any amounts related to the exercise of these put rights. On May 16, 2021, Ms. Dart resigned from her position as a member of the Board effective as of such date.

NOTE 24 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.
•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Income (Loss) before other income (expenses) on the Company’s consolidated statements of operations for the year ended December 31, 2021. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in Note 2.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $6,142,067 of intangible assets, net of accumulated amortization of $7,327,933, and goodwill of $20,021,357 as of December 31, 2021 to the EPM segment. The balances reflected as of December 31, 2020 for EPM segment comprise 42West, The Door, Viewpoint, Shore Fire and Be Social. Equity method investments are included within the CPD segment.

	Year ended December 31,
	2021	2020
Revenue:
EPM	$35,705,305	$23,946,680
CPD	21,894	107,800
Total	$35,727,199	$24,054,480
Segment operating income (loss):
EPM	$(451,406)	$19,743
CPD	(5,029,377)	(2,631,261)
Total operating loss	(5,480,783)	(2,611,518)
Interest expense	(785,209)	(2,133,660)
Other (loss) income, net	(158,955)	2,668,911
Loss before income taxes	$(6,424,947)	$(2,076,267)

	As of December 31,
	2021	2020
Assets:
EPM	$48,645,789	$45,266,315
CPD	4,099,512	4,085,636
Total assets	$52,745,301	$49,351,951

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 25 — INCOME TAXES

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
	2021	2020
Current income tax provision (benefit) expense
Federal	$—	$—
State	—	—
Current	$—	$—
Deferred income tax provision (benefit) expense
Federal	$(1,107,490)	$(384,419)
State	(37,908)	(2,386,715)
Deferred	$(1,145,398)	$(2,771,134)
Change in valuation allowance
Federal	$1,145,789	$291,311
State	36,965	2,342,748
Change in valuation allowance	1,182,754	2,634,059
Income tax provision (benefit)	$37,356	$(137,075)

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2021, the Company identified certain immaterial errors related to its accounting for income taxes. Specifically, for the year ended December 31, 2020, the Company used a blended state rate for the estimate of future tax rate in the calculation of the state specific deferred tax assets and liabilities. This blended rate was also used for the calculation of the state net operating losses deferred tax asset, instead of a rate specific to each jurisdiction as required by ASC 740. During the year ended December 31, 2021, the Company revised the tax rate used to calculate the state net operating loss deferred tax asset for the year ending December 31, 2020, resulting in a lower deferred tax asset and a corresponding lower valuation allowance in the amount of $1,794,491 for the year ending December 31, 2020.

The errors did not impact revenue or loss from operations in the consolidated statement of operations, or net cash used in operations reported in the consolidated statement of cash flows for any of those periods. As the Company has a valuation allowance on all of the deferred tax assets, this revision had no impact on the balance sheets, statements of operations or statements of cash flows as of and for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company has approximately $46,675,025 of net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028. Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, the Company has approximately $26,228,552 of net operating loss carryforwards for Florida state income tax purposes that begin to expire in 2029, approximately $14,974,447 of California net operating loss carryforwards that begin to expire in 2032, and approximately $3,366,348 and $3,886,621 of New York and New York City net operating loss carryforwards that begin to expire in 2038, approximately $528,460 of Illinois net operating loss carryforwards that begin to expire in 2039, and approximately $1,065,218 of Massachusetts net operating loss carryforwards that begin to expire in 2038. Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $18,569,545 and $17,312,519 as of December 31, 2021 and 2020, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	December 31,
	2021	2020
Federal statutory tax rate	21.0%	21.0%
PPP loan forgiveness	10.6%	0.0%
Change in fair value of contingent consideration	(12.4)%	(0.6)%
Change in fair value of derivative liabilities	(10.4)%	0.0%
State income taxes, net of federal income tax benefit	0.0%	2.4%
Change in state tax rate	1.3%	31.2%
Return to provision adjustment	(0.6)%	(1.0)%
Business combination	0.4%	6.8%
Other	(0.8)%	1.9%
Change in valuation allowance	(9.7)%	(50.2)%
Effective tax rate	(0.6)%	7.7%

As of December 31, 2021 and 2020, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2018.

During the year ended December 31, 2020, the Company assessed its status as primary beneficiary of the Max Steel VIE and determined that it was no longer the primary beneficiary (see Note 16 - Variable Interest Entities). As a result, the Company removed the tax assets and liabilities allocable to the VIE from its balance sheet. The net effect of the removal of these was zero, as the valuation allowance against the Max Steel deferred tax assets was removed as well with the deconsolidation.

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

NOTE 26 — LEASES

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

	December 31,
	2021	2020
Assets
Right-of-use asset	$6,129,411	$7,106,279

Liabilities
Current
Lease liability	$1,600,107	$1,791,773

Noncurrent
Lease liability	$5,132,895	$5,964,275

Total lease liability	$6,733,002	$7,756,048

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during year ended December 31, 2021 and 2020.

		December 31,
Lease costs	Classification	2021	2020
Operating lease costs	Selling, general and administrative expenses	$2,642,798	$2,234,988
Operating lease costs	Direct costs	60,861	231,410
Net lease costs		$2,703,659	$2,466,398

Lease Payments

For the year ended December 31, 2021 and 2020, the Company made cash payments related to its operating leases in the amount of $2,733,158 and $2,404,127, respectively.

Future minimum payments for operating leases in effect at December 31, 2021 were as follows:

2022	$2,073,241
2023	1,954,903
2024	1,824,908
2025	1,232,060
2026	940,989
Thereafter	—
Total	$8,026,101
Less: Imputed interest	(1,293,099)
Present value of lease liabilities	$6,733,002

As of December 31, 2021, the Company’s weighted average remaining lease terms on its operating lease is 3.78 years and the Company’s weighted average discount rate is 7.60% related to its operating leases.

Rent expense for the years ended December 31, 2021 and 2020 was $2,703,659 and $2,466,398, respectively.

NOTE 27 — COMMITMENTS AND CONTINGENCIES

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

Letter of Credit

Pursuant to the lease agreements of 42West’s New York office location, the Company is required to issue letters of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. In connection with the annual renewal in 2021, the letter of credit was reduced to $541,883. The Company granted City National Bank a security interest in bank account funds totaling $541,883 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any other claims relating to its outstanding letter of credit as of December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Motion Picture Industry Pension Accrual

42West was a contributing employer to the Motion Picture Industry Pension Individual Account and Health Plans (collectively the “Motion Picture Industry Plans”), two multiemployer pension funds and one multiemployer welfare fund, respectively until March 31, 2019. The Motion Picture Industry Plans are governed by the Employee Retirement Income Security Act of 1974, as amended. During the year ended December 31, 2020, the Plans conducted an exit audit of 42West’s books and records for the period August 21, 2016 through March 31, 2019 in connection with the alleged contribution obligations to the Motion Picture Industry Plans. Based on the findings of the audit, 42West was liable for $87,532 in pension contributions, health and welfare plan contributions and union dues. For the year ended December 31, 2020, the Company paid $87,532 related to the settlement of the Motion Picture Industry Plans audits. There have been no changes subsequent to this settlement and 42West is no longer a contributing member of the Motion Picture Industry Plans.

NOTE 28 — EMPLOYEE BENEFIT PLAN AND EQUITY INCENTIVE PLAN

The Company and its wholly owned subsidiaries have 401(K) profit sharing plan that covers substantially all of its employees. The Company’s 401(K) plan matches up to 4% of the employee’s contribution. The plans match dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions up to 5%. There are certain limitations for highly compensated employees. The Company’s contributions to these plans for the years ended December 31, 2021 and 2020, were approximately $424,423 and $320,389, respectively.

On January 13, 2022, the Compensation Committee of the Board approved the issuance of 36,240 Restricted Stock Units (“RSU”) to the employees of Dolphin pursuant to the 2017 Equity Incentive Plan (“Equity Plan”). Each employee employed by the Company as of January 13, 2022, received between 96 and 296 RSU’s. The RSU’s vest quarterly over a year for employees that remain employed by the Company. Upon vesting the employee receives shares of the Company’s common stock equal to the number of RSU’s that vested.

F-47