Form 10-Q
period 2022-03-31
Dolphin Entertainment, Inc.
filed 2022-07-18
CIK 1282224

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding was 9,551,958 as of July 12, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current
Cash and cash equivalents	$9,624,275	$7,688,743
Restricted cash	541,883	541,883
Accounts receivable:
Trade, net of allowance of $544,364 and $471,535, respectively	3,821,472	4,513,179
Other receivables	2,250,376	3,583,357
Notes receivable	2,209,402	1,510,137
Other current assets	417,027	450,060
Total current assets	18,864,435	18,287,359

Capitalized production costs, net	142,735	137,235
Employee receivable	444,085	366,085
Right-of-use asset	5,739,977	6,129,411
Goodwill	20,021,357	20,021,357
Intangible assets, net	5,800,234	6,142,067
Property, equipment and leasehold improvements, net	426,014	473,662
Other long-term assets	2,704,629	1,234,275
Total Assets	$54,143,466	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES
Current
Accounts payable	$1,319,019	$942,085
Notes payable, current portion	110,400	307,685
Contingent consideration	600,000	600,000
Accrued interest – related party	1,713,480	1,621,437
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,604,998	1,600,107
Deferred revenue	1,356,574	406,373
Other current liabilities	6,734,107	6,850,584
Total current liabilities	16,063,578	14,953,271

Notes payable	840,320	868,959
Convertible notes payable	2,900,000	2,900,000
Convertible notes payable at fair value	710,277	998,135
Loan from related party	1,107,873	1,107,873
Contingent consideration	2,920,321	3,684,221
Lease liability	4,725,602	5,132,895
Deferred tax liability	83,431	76,207
Warrant liability	75,000	135,000
Total Liabilities	29,426,402	29,856,561
Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 8,651,045 and 8,020,381 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	129,766	120,306
Additional paid in capital	129,813,123	127,247,928
Accumulated deficit	(105,226,825)	(104,434,344)
Total Stockholders’ Equity	24,717,064	22,934,890
Total Liabilities and Stockholders’ Equity	$54,143,466	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$9,177,125	$7,177,117

Expenses:
Direct costs	1,110,658	829,151
Payroll and benefits	6,960,283	5,233,116
Selling, general and administrative	1,488,338	1,482,471
Depreciation and amortization	407,238	482,712
Change in fair value of contingent consideration	(763,900)	365,000
Legal and professional	938,217	344,607
Total expenses	10,140,834	8,737,057

Loss from operations	(963,709)	(1,559,940)

Other income (expenses):
Loss on extinguishment of debt	—	(57,363)
Change in fair value of convertible notes and derivative liabilities	287,858	(871,449)
Change in fair value of warrants	60,000	(2,562,877)
Change in fair value of put rights	—	(71,106)
Acquisition costs	—	(22,907)
Interest expense	(149,406)	(165,194)
Total other income (expenses), net	198,452	(3,750,896)

Loss before income taxes and equity in losses of unconsolidated affiliates	(765,257)	(5,310,836)

Income tax (expense) benefit	(7,224)	38,851

Net loss before income taxes and equity in losses of unconsolidated affiliates	(772,481)	(5,271,985)

Equity in losses of unconsolidated affiliates	(20,000)	—

Net loss	$(792,481)	$(5,271,985)

Loss per share:
Basic	$(0.09)	$(0.73)
Diluted	$(0.13)	$(0.73)

Weighted average number of shares used in per share calculation
Basic	8,713,700	7,267,297
Diluted	8,846,567	7,267,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(792,481)	$(5,271,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	407,238	482,712
Share-based compensation	59,305	—
Loss on extinguishment of debt	—	57,363
Equity in losses of unconsolidated affiliates	20,000	—
Impairment of capitalized production costs	15,000	—
Bad debt net of recovery of accounts receivable written off	143,924	113,991
Change in fair value of put rights	—	71,106
Change in fair value of contingent consideration	(763,900)	365,000
Change in fair value of warrants	(60,000)	2,562,877
Change in fair value of convertible notes and derivative liabilities	(287,858)	871,449
Deferred income tax expense (benefit), net	7,224	(38,851)
Changes in operating assets and liabilities:
Accounts receivable, trade and other	1,880,764	358,913
Other current assets	(11,732)	(75,868)
Capitalized production costs	(20,500)	(54,727)
Other long-term assets and employee receivable	(68,354)	(10,456)
Deferred revenue	(49,799)	1,016,594
Accounts payable	376,934	(673,995)
Accrued interest – related party	92,043	92,040
Lease liability	(12,968)	4,813
Other current liabilities	(116,477)	76,988
Net cash provided by (used in) operating activities	818,363	(52,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,757)	—
Issuance of notes receivable	(1,154,500)	—
Acquisition of B/HI Communications, Inc, net of cash acquired	—	(525,856)
Net cash used in investing activities	(1,172,257)	(525,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	—	150,000
Proceeds from equity line of credit agreement	2,515,350	—
Repayment of term loan	—	(100,032)
Repayment of notes payable	(225,924)	(22,739)
Exercise of put rights	—	(260,900)
Net cash provided by (used in) financing activities	2,289,426	(233,671)

Net increase (decrease) in cash and cash equivalents and restricted cash	1,935,532	(811,563)
Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$10,166,158	$7,825,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$104,064	$68,017

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Principal balance of convertible notes converted into shares of common stock	$—	$2,545,000
Issuance of shares of common stock related to the acquisitions	$—	$350,000
Put rights exchanged for shares of common stock	$—	$300,000
Interest on notes paid in stock	$—	$8,611
Issuance of shares to Lincoln Park Capital LLC	$2,515,350	$—
Receipt of Crafthouse equity in connection with marketing agreement	$1,000,000	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Three Months Ended
	March 31,
	2022	2021

Cash and cash equivalents	$9,624,275	$7,111,717
Restricted cash	541,883	714,096
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$10,166,158	$7,825,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three months ended March 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(792,481)	(792,481)
Issuance of shares to Lincoln Park Capital LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Issuance of restricted shares, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—	—	59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$129,813,123	$(105,226,825)	$24,717,064

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”) and B/HI Communications, Inc. (“B/HI”), the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to virtually all of the major film studios and many of the leading streaming services, as well as to independent and digital content providers, and A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for a wide variety of consumer brands, including prime hotel and restaurant groups, throughout the U.S. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the estimates in the fair value of acquisitions, estimates in assumptions used to calculate the fair value of certain liabilities, and impairment assessments for investment in capitalized production costs, goodwill and long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

Due to COVID-19 and the uncertainty of the extent of the impacts related thereto, certain estimates and assumptions may require increased judgment. As events continue to evolve and additional information becomes available, these estimates may change in future periods. It is difficult to predict what the ongoing impact of the pandemic will be on future periods.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance will be effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements in connection with any future business combinations.

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. It is applicable to trade accounts receivable. The guidance will be effective for the Company on January 1, 2023 with a cumulative-effect adjustment, if any, to retained earnings as of the beginning of the year of adoption. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s condensed consolidated financial statements and disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows.

NOTE 2 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 15.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

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

The revenues recorded by the EPM and CPD segments is detailed below:

	Three Months Ended March 31,
	2022	2021
Entertainment publicity and marketing	$9,177,125	$7,177,117
Content production	—	—
Total Revenues	$9,177,125	$7,177,117

Contract Balances

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets.

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. Contract liabilities are presented within deferred revenue in the condensed consolidated balance sheets.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of March 31, 2022 and December 31, 2021 were as follows:

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$62,500	$406,373
Consideration received for services previously performed	(62,500)	—
Cash received in advance of consideration transferred	—	1,265,138
Revenue recognized	—	314,937
Balance as of March 31, 2022	$—	$1,356,574

As of March 31, 2022, we had approximately $1,356,574 of unsatisfied performance obligations, of which $1,044,074 are expected to be recognized in the next twelve months, with the remainder recognized between twelve and twenty months from March 31, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2022, the Company has a balance of $20,021,357 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. There were no changes in the carrying value of goodwill during the three months ended March 31, 2022.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. There were no triggering events noted during the three month period ended March 31, 2022 that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$5,097,099	$3,192,901	$8,290,000	$4,880,016	$3,409,984
Trademarks and trade names	4,490,000	1,917,667	2,572,333	4,490,000	1,797,917	2,692,083
Non-compete agreements	690,000	655,000	35,000	690,000	650,000	40,000
	$13,470,000	$7,669,766	$5,800,234	$13,470,000	$7,327,933	$6,142,067

Amortization expense associated with the Company’s finite-lived intangible assets was $341,833 and $394,998 for the three months ended March 31, 2022 and 2021, respectively.

Amortization expense related to intangible assets for the next five years and thereafter is as follows:

2022	$1,025,497
2023	1,227,824
2024	991,715
2025	961,373
2026	934,001
Thereafter	659,824
Total	$5,800,234

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

NOTE 4 —ACQUISITIONS

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

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. During 2021, subsequent to the initial measurement, the B/HI Seller achieved certain financial performance targets pursuant to the B/HI Purchase Agreement and has earned an additional $1.2 million of which 50% will be paid in cash and 50% will be paid in common stock during the second quarter of 2022. The common stock that will be issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in acquisition costs in the consolidated statement of operations for the three months ended March 31, 2021. The consolidated statement of operations includes revenues from B/HI amounting to $608,432 for the three months ended March 31, 2021. The measurement period of the BHI purchase ended January 1, 2022.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

NOTE 5 — NOTES RECEIVABLE

The notes receivable held by the Company are unsecured convertible note receivables from JDDC Elemental LLC (“Midnight Theatre”) and Stanton South LLC (“Crafthouse Cocktails”) (the “Notes Receivable”). The Notes Receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms, these have been recorded at the face value of the note and an allowance for credit losses has not been established.

Midnight Theatre

As of March 31, 2022, the Midnight Theatre notes amount to $2,209,402, inclusive of $54,902 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the three months ended March 31, 2022, Midnight Theatre issued three unsecured convertible promissory notes to the Company (the “Midnight Theatre Notes”) with an aggregate principal of $1,154,500, each with a ten percent (10%) per annum simple coupon rate, which have maturity dates six months from their respective issuance date. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into common interest of JDDC Elemental, LLC on the respective maturity date.

Subsequent to March 31, 2022, on each of April 1, 2022, May 2, 2022, June 3, 2022, June 28, 2022 and July 11, 2022, we issued Midnight Theatre five additional notes amounting to $1,355,460 in aggregate on the same terms as the previous notes.

Crafthouse Cocktails

On November 30, 2021, Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatorily redeemable date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into common interest of Crafthouse on the mandatory conversion date. On February 1, 2022, the Crafthouse Note was converted and Dolphin was issued common interests of Stanton South LLC; refer to Note 6.

NOTE 6 — EQUITY METHOD INVESTMENTS

Equity method investments are included within other assets in the condensed consolidated balance sheets.

Midnight Theatre

Midnight Theatre has not commenced operations; the investment is recorded at cost as of March 31, 2022 and there have been no equity in earnings or losses of Midnight Theatre recorded for the three months ended March 31, 2022.

Crafthouse Cocktails

During the three months ended March 31, 2022, the Company received an additional $1,000,000 of equity investment in Stanton South LLC in connection with an agreement to render marketing services to Crafthouse Cocktails during a two-year term commencing on November 15, 2021. In addition, during the three months ended March 31, 2022, the Company recorded a loss of $20,000 in connection with its equity method investment in Crafthouse Cocktails.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	705,610	429,299
Accrued commissions	471,738	457,269
Accrued bonuses	130,817	360,817
Due to seller of Be Social	11,632	304,169
Talent liability	2,906,327	2,908,357
Accumulated customer deposits	1,426,526	1,206,864
Other	461,457	563,809
Other current liabilities	$6,734,107	$6,850,584

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

NOTE 8 — DEBT

Total debt of the Company was as follows as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Debt Type	2022	2021
Convertible notes payable	$2,900,000	$2,900,000
Convertible notes payable - fair value option	710,277	998,135
Non-convertible promissory notes	950,720	1,176,644
Loans from related party (see Note 9)	1,107,873	1,107,873
Total debt	5,668,870	6,182,652
Less current portion of debt	(110,400)	(307,685)
Noncurrent portion of debt	$5,558,470	$5,874,967

The table below details the maturity dates of the principal amounts for the Company’s debt as of March 31:

Debt Type	Maturity Date	2022	2023	2024	2025	2026	Thereafter
Convertible notes payable	Ranging between August and September 2023	$—	$2,900,000	$—	$—	$—	$—
Convertible notes payable - fair value option	March 2030	$—	$—	$—	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between June and December 2023	$110,400	$840,320	$—	$—	$—	$—
Loans from related party	July 2023	$—	$1,107,873	$—	$—	$—	$—
		$110,400	$4,848,193	$—	$—	$—	$500,000

Convertible Notes Payable

As of March 31, 2022, the Company has three outstanding convertible promissory notes in the aggregate principal amount of $2,900,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share.

The Company recorded interest expense related to these convertible notes payable of $67,500 and $27,538 during the three months ended March 31, 2022 and 2021, respectively, and made cash interest payments amounting to $50,833 and $17,815 during the three months ended March 31, 2022 and 2021, respectively, related to the convertible promissory notes.

As of both March 31, 2022 and December 31, 2021, the principal balance of the convertible promissory notes of $2,900,000 was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

Convertible Notes Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2022 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $710,277 and $998,135 in noncurrent liabilities as of March 31, 2022 and December 31, 2021, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

The Company recorded a gain in fair value of $287,858 and a loss in fair value of $871,449 for the three months ended March 31, 2022 and 2021, respectively, on its condensed consolidated statements of operations related to the convertible promissory note.

The Company recorded interest expense of $9,863 in its condensed consolidated statements of operations for both the three months ended March 31, 2022 and 2021, and made cash interest payments amounting to $9,863 during both the three months ended March 31, 2022 and 2021, related to the convertible promissory note.

Nonconvertible Promissory Notes

As of March 31, 2022, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $950,722, which bear interest at a rate of 10% per annum and mature between June and December 2023. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.2 million was repaid in cash.

As of March 31, 2022 and December 31, 2021, the Company had a balance of $110,400 and $307,685, respectively, net of debt discounts recorded as current liabilities and $840,320 and $868,959, respectively in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $24,884 and $31,659 for the three months ended March 31, 2022 and 2021, respectively, and made interest payments of $26,701 and $31,659 during the three months ended March 31, 2022 and 2021, respectively, related to the nonconvertible promissory notes.

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on July 31, 2023.

As of both March 31, 2022 and December 31, 2021, the Company had a principal balance of $1,107,873, and accrued interest amounted to $83,166 and $55,849 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,317 for both the three months ended March 31, 2022 and 2021 related to this loan from related party. The Company did not make cash interest payments of during the three months ended March 31, 2022 or 2021, related to this loan from related party.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, prepaid and other current assets, accounts payable and other non-current liabilities are representative of their fair values because of the short turnover of these instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in	March 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$9,624,275	9,624,275	7,688,743	7,688,743
Restricted cash	1	541,883	541,883	541,883	541,883

Liabilities:
Convertible notes payable	3	$2,900,000	2,891,000	2,900,000	2,900,000
Convertible notes payable at fair value	3	710,277	710,277	998,135	998,135
Warrant liability	3	75,000	75,000	135,000	135,000
Contingent consideration	3	3,520,321	3,520,321	4,284,221	4,284,221

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

Convertible notes payable

As of March 31, 2022, the Company has three outstanding convertible notes payable with aggregate principal amount of $2,900,000. See Note 8 for further information on the terms of these convertible notes.

		March 31, 2022		December 31, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in August 2023	3	$2,000,000	$1,998,000	$2,000,000	$1,998,000
10% convertible notes due in September 2023	3	900,000	893,000	900,000	902,000
		2,900,000	2,891,000	$2,900,000	$2,900,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	March 31, 2022	December 31, 2021
Stock Price	$5.21	$8.52
Minimum Conversion Price	$2.50	$2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	1.89% - 1.95%	0.61% - 0.64%

Fair Value Option (“FVO”) Election – Convertible notes payable and freestanding warrants

Convertible notes payable, at fair value

As of March 31, 2022, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible notes and derivative liabilities.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to March 31, 2022:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$998,135
Gain in fair value reported in the condensed consolidated statements of operations	(287,858)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2022	$710,277

The estimated fair value of the March 4th Note as of March 31, 2022 and December 31, 2021, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	March 31, 2022	December 31, 2021
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$5.21	$8.52
Expected term (years)	7.93	8.18
Volatility	100%	100%
Risk free rate	2.38%	1.47%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to March 31, 2022:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$135,000
Gain in fair value reported in the condensed consolidated statements of operations	(60,000)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2022	$75,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 31, 2022	December 31, 2021
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$5.21	$8.52
Expected term (years)	3.42	3.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	2.44%	1.07%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations.

As discussed in Note 4, during the year ended December 31, 2021, the B/HI seller met the conditions for payment of contingent consideration. As a result, the contingent consideration has been recorded as the fair value of the payout, $1.3 million of which $0.6 million will be paid in cash and the remainder in common stock based on a 30-day trailing trading average price on the day the common stock is issued. Subsequent to March 31, 2022, on June 14, 2022, the Company issued 163,369 shares of common stock and on June 29, 2022, the Company paid $600,000 to settle the contingent consideration to the B/HI seller.

For the contingent consideration related to Be Social, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the acquisition date. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

	Be Social
Inputs	As of March 31, 2022	As of December 31, 2021
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	2.12%	0.73%
Annual Asset Volatility Estimate	80.0%	85.0%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2021 to March 31, 2022:

	The Door(1)	Be Social(2)	B/HI(3)
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$2,381,869	$710,000	$1,192,352
(Gain) Loss in fair value reported in the condensed consolidated statements of operations	(925,351)	20,000	141,451
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2022	$1,456,518	$730,000	$1,333,803

(1)	During the year ended December 31, 2021, The Door achieved the conditions for the earnout consideration, which were settled subsequent to March 31, 2022 by payment of 279,562 shares of common stock on June 7, 2022. For the three months ended March 31, 2021, the Company recorded a loss in fair value of contingent consideration related to The Door of $370,000 in the condensed consolidated statements of operations.
(2)	For the three months ended March 31, 2021, the Company recorded a gain in fair value of contingent consideration related to Be Social of $5,000 in the condensed consolidated statements of operations.
(3)	During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which were settled on June 14 and June 29, 2022 as described above.

NOTE 11 — STOCKHOLDERS’ EQUITY

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”) , provided that on such day the last closing sale price per-share of our common stock is not less than $1.00 as reported by the Nasdaq Capital Market. The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $10.00, and up to 100,000 shares if the closing price is not below $12.50, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2021 Purchase Agreement.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. In addition, the Company issued an additional 37,019 commitment shares on March 7, 2022. The commitment shares were recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP 2021 Purchase Agreement.

During the three months ended March 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 585,000 shares of common stock at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $2,515,350. Subsequent to March 31, 2022, the Company sold 450,000 shares of common stock at prices ranging between $3.75 and $4.60 pursuant to the LP 2021 Purchase Agreement and received proceeds of $1,852,290. At March 31, 2022, an amount of $22.5 million remained available under the LP 2021 Purchase Agreement.

Pursuant to the terms of LP 2021 Purchase Agreement, Lincoln Park is currently not obligated to purchase shares of common stock from the Company because the Company no longer has an effective shelf registration statement available to register the shares issuable to Lincoln Park.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

NOTE 12 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 2,000,000 shares available to grant under the 2017 Plan. During the three months ended March 31, 2022, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the three months ended March 31, 2021, the Company did not issue any awards under the 2017 Plan.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022. The Company recognized compensation expense for RSUs of $59,305 for the three months ended March 31, 2022, which is included in payroll and benefits in the condensed consolidated statements of operations. There was no share-based compensation recognized for the three months ended March 31, 2021. As of March 31, 2022, unrecognized compensation expense related to RSUs of approximately $172,000 is expected to be recognized over a weighted-average period of 0.71 years. On June 28, 2022, the Company issued 7,982 shares of common stock for RSU’s that vested on June 15, 2022.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	—	$—
Granted	36,336	6.86
Forfeited	(2,632)	6.86
Vested	(8,645)	6.86
Outstanding (nonvested), March 31, 2022	25,059	$6.86

NOTE 13 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2022	2021
Numerator
Net loss attributable to Dolphin Entertainment stockholders	$(792,481)	$(5,271,985)
Change in fair value of warrants	(60,000)	—
Change in fair value of convertible note payable	(287,858)	—
Interest expense	9,863	—
Numerator for diluted loss per share	$(1,130,476)	$(5,271,985)

Denominator
Denominator for basic EPS - weighted-average shares	8,713,700	7,267,297
Effect of dilutive securities:
Warrants	4,990
Convertible notes payable	127,877	—
Denominator for diluted EPS - adjusted weighted-average shares	8,846,567	7,267,297

Basic loss per share	$(0.09)	$(0.73)
Diluted loss per share	$(0.13)	$(0.73)

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

One of the Company’s convertible notes payable, the warrants and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended March 31, 2022 and 2021, the Company had a net loss and as such the two-class method is not presented.

For the three months ended March 31, 2022, the convertible promissory notes, except for the convertible notes carried at fair value, were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

For the three months ended March 31, 2021, the convertible promissory notes and Put Rights were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

NOTE 14 — RELATED PARTY TRANSACTIONS

As part of the employment agreement with its CEO, the Company provided a $1,000,000 signing bonus in 2012, which has not been paid and is recorded in accrued compensation on the condensed consolidated balance sheets, along with unpaid base salary of $1,625,000 in aggregate attributable for the period from 2012 through 2018. Any unpaid and accrued compensation due to the CEO under his employment agreement will accrue interest on the principal amount at a rate of 10% per annum from the date of his employment agreement until it is paid. Even though the employment agreement expired and has not been renewed, the Company has an obligation under the agreement to continue to accrue interest on the unpaid balance.

As of March 31, 2022 and December 31, 2021, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,630,314 and $1,565,588, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $64,726 for both the three months ended March 31, 2022 and 2021. On June 15, 2022, the Company paid $250,000 to its CEO for interest owed on the accrued compensation.

The Company entered into the DE LLC Note with an entity wholly owned by our CEO. See Note 9 for further discussion.

NOTE 15 — SEGMENT INFORMATION

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

The profitability measure employed by our chief operating decision maker, our President and Chief Executive Officer, for allocating resources to operating segments and assessing operating segment performance is operating income (loss). Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. General and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees, as well as legal and professional expenses which primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $5,800,234 of intangible assets, net of accumulated amortization of $7,669,766, and goodwill of $20,021,357 as of March 31, 2022 to the EPM segment. Equity method investments are included within the CPD segment.

	Three Months Ended March 31,
	2022	2021
Revenue:
EPM	$9,177,125	$7,177,117
CPD	—	—
Total	$9,177,125	$7,177,117

Segment operating income (loss):
EPM	$861,141	$(755,067)
CPD	(1,824,850)	(804,873)
Total operating loss	(963,709)	(1,559,940)
Interest expense	(149,406)	(165,194)
Other income (loss), net	347,858	(3,585,702)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(765,257)	$(5,310,836)

	As of March 31, 2022	As of December 31, 2021

Total assets:
EPD	$50,410,457	$48,691,939
CPD	3,733,009	4,099,512
Total	$54,143,466	$52,791,451

NOTE 16 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through December 2026. The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend, the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three months ended March 31, 2022 and 2021.

		March 31,
Lease costs	Classification	2022	2021
Operating lease costs	Selling, general and administrative expenses	$576,538	$747,830
Operating lease costs	Direct costs	—	60,861
Sublease income	Selling, general and administrative expenses	(45,415)	—
Net lease costs		$531,123	$808,691

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022

Lease Payments

For the three months ended March 31, 2022 and 2021, the Company made payments in cash related to its operating leases in the amounts of $531,777 and $737,358, respectively.

Future maturities lease payments for operating leases for the remainder of 2022 and thereafter, were as follows:

2022	$1,542,263
2023	1,954,903
2024	1,824,908
2025	1,232,060
2026	940,989
Thereafter	—
Total lease payments	$7,495,123
Less: Imputed interest	(1,164,523)
Present value of lease liabilities	$6,330,600

As of March 31, 2022, the Company’s weighted average remaining lease terms on its operating lease is 3.53 years and the Company’s weighted average discount rate is 7.62% related to its operating leases.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called the Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. Subsequent to March 31, 2022, on June 29, 2022, the Company made a payment in the amount of $500,000 pursuant to the Blue Angels Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content production company. Through our subsidiaries, 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries. 42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities and Be Social provides influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

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

We have also established an investment strategy, “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or to acquire ownership interest in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within Dolphin 2.0. We intend to enter into additional investments during 2022, but there is no assurance that we will be successful in doing so, whether in 2022 or at all.

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

Dolphin 2.0

We believe our ability to engage a broad consumer base through our best-in-class pop culture assets provides us an opportunity to make investments in products or companies which would benefit from our collective marketing power. We call these investments “Dolphin 2.0” (with “Dolphin 1.0” being the underlying businesses of each of our subsidiaries mentioned above). Simply put, we seek to own an interest in some of the assets we are marketing. Specifically, we want to own an interest in assets where our experience, industry relationships and marketing power will most influence the likelihood of success. This leads us to seek investments in the following categories of assets: 1) Content; 2) Live Events; and 3) Consumer Products.

The first of our Dolphin 2.0 investments has been in the new world of Non-Fungible Tokens (“NFTs”). We see a large opportunity in this sector. Even without broad consumer adoption, the NFT market grew from an estimated $250 million in 2020 to over $40 billion in 2021, according to Bloomberg. We believe the NFT market will continue to grow for years to come, driven by the combination of 1) the ability of consumers to purchase using a credit card (and not just with cryptocurrencies); 2) consumer-friendly pricing options (previously not readily available due to large “gas fees” charged by both sellers and buyers of NFTs to offset the energy consumption required to “mint” the NFT for sale); and 3) popular entertainment and pop culture collectibles being offered.

In March, 2021, we announced our intentions to enter into the production and marketing of NFTs. In August, 2021, we announced our partnership with FTX.US, a leading cryptocurrency exchange, to develop and launch NFT collections across all major entertainment industry verticals (film, television, music, gaming, etc.). In December, 2021, we unveiled our first collection, entitled “Creature Chronicles: Exiled Aliens,” a generative art collection of 10,000 unique avatars. We expect to mint (or offer for sale) “Creature Chronicles” during the third quarter of 2022.

Our second Dolphin 2.0 investment was made in October, 2021, when we acquired an ownership interest in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre is in the final stages of construction, and expects to open in Summer of 2022.

Our third Dolphin 2.0 investment was made in December, 2021, when we acquired an ownership interest in Crafthouse Cocktails, a pioneering brand of ready-to-drink, all-natural classic cocktails.

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

Recent Developments

IMAX Co-Production Agreement

On June 24, 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget. Subsequent to March 31, 2022, on June 29, 2022, we made a payment in the amount of $500,000 pursuant to this agreement.

Revenues

For the three months ended March 31, 2022 and 2021, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment.

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

We earn entertainment publicity and marketing revenues primarily through the following:

●	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support.

●	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from virtually all the major studios and streaming services, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

●	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We believe that growth in the Strategic Communications division will be driven by increasing demand for these services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors. We expect that this growth trend will continue for the next three to five years. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations.

●	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries, will be accretive to our revenue.

●	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events, as well as editorial work on behalf of brand clients. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

Content Production

Project Development and Related Services

We have a team that dedicates a portion of its time to identifying scripts, story treatments and novels for acquisition, development and production. The scripts can be for either digital, television or motion picture productions. We have acquired the rights to certain scripts that we intend to produce and release in the future, subject to obtaining financing. We have not yet determined if these projects would be produced for digital, television or theatrical distribution.

 We have completed development of several feature films, which means that we have completed the script and can begin pre-production once financing is obtained. We are planning to fund these projects through third-party financing arrangements, domestic distribution advances, pre-sales, and location-based tax credits, and if necessary, sales of our common stock, securities convertible into our common stock, debt securities or a combination of such financing alternatives; however, there is no assurance that we will be able to obtain the financing necessary to produce any of these feature films.

Expenses

Our expenses consist primarily of: (1) direct costs; (2) payroll and benefits expenses (3) selling, general and administrative expenses; (4) depreciation and amortization expense; (5) changes in the fair value of contingent consideration and (6) legal and professional fees.

(1)	Direct costs include certain cost of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses include wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses include all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization include the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Changes in fair value of contingent consideration includes changes in the fair value of the contingent earn-out payment obligations for the Company’ acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations.

(6)	Legal and professional fees include fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three months ended March 31, 2022 and 2021, other income and expenses consisted primarily of: (1) loss on extinguishment of debt; (2) changes in fair value of convertible notes and derivative liabilities; (3) changes in fair value of warrants; (4) changes in the fair value of put rights; (5) acquisition costs and (6) interest expense and debt amortization.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 as compared to three months ended March 31, 2021

Revenues

For the three months ended March 31, 2022 and 2021 revenues were as follows:

	For the three months ended March 31,
	2022	2021
Revenues:
Entertainment publicity and marketing	$9,177,125	$7,177,117
Total revenue	$9,177,125	$7,177,117

Revenues from entertainment publicity and marketing increased by approximately $2.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year. The increase is primarily driven by increased revenues across most of our subsidiaries, as customers were resuming spending for the services we provide, starting in the second half of the year 2021. During the three months ended March 31, 2021, the Company’s revenues were still being adversely affected by government-imposed orders to either reduce or completely shut down the in-restaurant service and movie content production due to COVID-19 that caused our clients to reduce or suspend the services we provided to them.

We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles.

Expenses

For the three months ended March 31, 2022 and 2021, our expenses were as follows:

	Three months ended March 31,
	2022	2021
Expenses:
Direct costs	$1,110,658	$829,151
Payroll and benefits	6,960,283	5,233,116
Selling, general and administrative	1,488,338	1,482,471
Depreciation and amortization	407,238	482,712
Change in fair value of contingent consideration	(763,900)	365,000
Legal and professional	938,217	344,607
Total expenses	$10,140,834	$8,737,057

Direct costs are mainly attributable to the EPM segment and increased by approximately $0.3 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in direct costs is mainly driven by $0.5 million of NFT production and marketing costs that were not present in the three months ended March 31, 2021. This increase was offset by a $0.2 million decrease in direct costs, primarily attributable to the decrease in Viewpoint’s revenue, in comparison with the same period in the prior year, as Viewpoint incurs third party costs related to the production of marketing materials, which are included in direct costs.

Payroll and benefits expenses increased by approximately $1.7 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to additional headcount in 2022 to support the growth of our business.

Selling, general and administrative remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Depreciation and amortization remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Change in fair value of the contingent consideration was an $0.8 million gain for the three months ended March 31, 2022 and related to The Door (gain of $0.9 million) offset by losses in B/H ($0.1 million) and Be Social ($20.0 thousand); compared to the change in fair value of the contingent consideration for three months ended March 31, 2021 of a loss of approximately $0.4 million, which related to The Door ($0.4 million) offset by a gain in Be Social ($5.0 thousand).

Legal and professional fees increased by approximately $0.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 due primarily to including legal, consulting and audit fees related to our restatement of the September 30, 2021 Form 10-Q and revisions of the Forms 10-Q for March 31, 2021 and June 30, 2021 included in our Form 10-K filed on May 26, 2022.

Other Income and Expenses

	Three months ended March 31,
	2022	2021
Other Income and expenses:
Loss on extinguishment of debt	—	(57,363)
Change in fair value of convertible notes and derivative liabilities	287,858	(871,449)
Change in fair value of warrants	60,000	(2,562,877)
Change in fair value of put rights	—	(71,106)
Acquisition costs	—	(22,907)
Interest expense	(149,406)	(165,194)
Total other income (expense), net	$198,452	$(4,115,896)

We did not record any gain or loss on extinguishment of debt for the three months ended March 31, 2022. During the three months ended March 31, 2021, we recorded a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a gain of $0.3 million and a loss of $0.9 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.5 million on our condensed consolidated statement of operations. The fair value of the 2020 warrants that were not exercised decreased by approximately $60,000 and we recorded a gain in the change of fair value of the warrants for the three months ended March 31, 2022 for that amount on our condensed consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights decreased by approximately $71,000 for the three months ended March 31, 2021. The final put rights were settled in March of 2021 and we did not have a liability related to the put rights as of March 31, 2022.

Interest expense remained consistent for the three months ended March 31, 2022, as compared to the same period in the prior year.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. For the three months ended March 31, 2022, we recorded a loss of $20.0 thousand from our equity investment in Crafthouse Cocktails. This investment was not present in the three months ended March 31, 2021.

Income Taxes

We recorded an income tax expense of $7.2 thousand for the three months ended March 31, 2022, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

We recorded an income tax benefit of $38.9 thousand for the three months ended March 31, 2021, due to a reduction of the valuation allowance, as the net deferred tax asset was reduced as a result of the deferred tax liability recorded in the B/HI acquisition.

Net Loss

Net loss was approximately $0.8 million or $0.09 and $0.13 per share on a basic and fully diluted basis, respectively, for the three months ended March 31, 2022. Net loss was approximately $5.3 million or $0.73 per share on both a basic and fully diluted basis for the three months ended March 31, 2021. The change in net loss for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2022	2021
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$818,363	$(52,036)
Net cash used in investing activities	(1,172,257)	(525,856)
Net cash provided by (used in) financing activities	2,289,426	(233,671)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,935,532	(811,563)

Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$10,166,158	$7,825,813

Operating Activities

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2022, a change of $0.9 million from cash used in operating activities of $52.0 thousand for the three months ended March 31, 2021.

Our net loss of $0.8 million for the three months ended March 31, 2022 was adjusted for the following items to arrive at cash provided by operating activities:

•	$2.1 million of changes in operating assets and liabilities.
•	$0.4 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs; and
•	$0.2 million of non-cash items such as bad debt expense, share-based compensation, and other non-cash losses.

The above were offset by a:

•	$1.1 million of non-cash changes in the fair value of liabilities, primarily contingent consideration ($0.8 million) and convertible notes and derivates ($0.3 million).

Our net loss of $5.3 million for the three months ended March 31, 2021 was adjusted for the following items to arrive at cash used in operating activities:

•	$3.8 million of non-cash changes in the fair value of liabilities, primarily warrants ($2.5 million), convertible notes and derivates ($0.9 million) and contingent consideration ($0.4 million);
•	$0.7 million of changes in operating assets and liabilities, primarily from the increase of accounts receivable, contract liabilities and accrued interest from a related party offset by a decrease in accounts payable.
•	$0.5 million of depreciation and amortization,
•	$0.2 million of non-cash items such as loss on extinguishment of debt, bad debt expense, and other non-cash losses.

Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2022 were $1.5 million, and consisted primarily of issuances of notes receivable.

Net cash flows used in investing activities for the three months ended March 31, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2022 were $2.3 million, which mainly related to:

Inflows:

•	$2.5 million of proceeds from the Lincoln Park financing agreement, as described further below.

Outflows:

•	$0.2 million of repayment of notes payable.

Cash flows used for financing activities for the three months ended March 31, 2021 were $0.2 million, which mainly related to:

Inflows:

•	$0.2 million proceeds from convertible notes payable.

Outflows:

•	$0.3 million from the exercise of put rights and
•	$0.1 million of repayment of the term loan.

Debt and Financing Arrangements

As described below in further detail, we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities and reducing our overall debt position. Total debt amounted to $5.7 million as of March 31, 2022 compared to $6.2 million as of December 31, 2021, a reduction of $0.5 million or 8.3%.

Our debt obligations in the next twelve months from March 31, 2022 have decreased from the obligations as of December 31, 2021. The current portion of the long-term debt decreased to $0.1 million from $0.3 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, are sufficient to meet our debt requirements.

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that on such day the last closing sale price per-share of our common stock is not less than $1.00 as reported by the Nasdaq Capital Market. The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $10.00, and up to 100,000 shares if the closing price is not below $12.50, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2021 Purchase Agreement.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. In addition, the Company issued an additional 37,019 commitment shares on March 7, 2022. The commitment shares were recorded as an addition to equity for the issuance of the common stock and treated as a reduction to equity as a cost of capital to be raised under the LP 2021 Purchase Agreement.

During the three months ended March 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 585,000 shares of common stock at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $2,515,350. Subsequent to March 31, 2022, the Company sold 450,000 shares of common stock at prices ranging between $3.75 and $4.60 pursuant to the LP 2021 Purchase Agreement and received proceeds of $1,852,290. At March 31, 2022, an amount of $22.5 million remained available under the LP 2021 Purchase Agreement.

Pursuant to the terms of LP 2021 Purchase Agreement, Lincoln Park is currently not obligated to purchase shares of common stock from the Company because the Company no longer has an effective shelf registration statement available to register the shares issuable to Lincoln Park.

Convertible Notes Payable

As of March 31, 2022, we had three outstanding convertible promissory notes in the aggregate principal amount of $2.9 million. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our common stock but not at a price less than $2.50 per share.

As of March 31, 2022, the principal balance of the convertible promissory notes of $2.9 million was recorded in noncurrent liabilities under the caption convertible promissory notes on our condensed consolidated balance sheets.

We recorded interest expense of $67.5 thousand and made cash interest payments amounting to $50.8 thousand during the three months ended March 31, 2022, related to the convertible notes payable.

It is our experience that convertible notes, including their accrued interest are converted into shares of the Company’s common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Convertible Notes Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $0.5 million as of March 31, 2022 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations. As of March 31, 2022, we had a balance of $0.7 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

We recorded interest expense of $9,863 and made cash interest payments for the same amount during the three months ended March 31, 2022, related to the convertible notes payable at fair value.

Similar to the Convertible Notes discussed above, our historical experience has been that these convertible notes are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of March 31, 2022, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1.0 million, which bear interest at a rate of 10% per annum and mature between June and December 2023. For these nonconvertible promissory notes we had a balance of $1.1 million and $0.8 million recorded as current and noncurrent liabilities, respectively, as of March 31, 2022. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.2 million was repaid in cash.

We recorded interest expense of $24,884 and made cash interest payments amounting to $26,701 during the three months ended March 31, 2022, related to the nonconvertible promissory notes.

Convertible Notes Receivable

We held convertible notes receivable from Stanton South LLC, which operates Crafthouse Cocktails and JDDC Elemental LLC, which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

The Crafthouse Cocktails note amounted to $500,000 and was mandatorily redeemable by February 1, 2022; on that date the Crafthouse Cocktails note was converted and we were issued Series 2 equity interests of Stanton South LLC.

The Midnight Theatre notes amount to $2,154,500 and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. In addition, on each of April 1, 2022, May 2, 2022, June 3, 2022, June 28, 2022 and July 11, 2022, we issued Midnight Theatre five additional notes amounting to $1,355,460 in aggregate on the same terms as the previous notes.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Refer to our critical accounting policies as disclosed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a complete description of our significant accounting policies.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 26, 2022, which have not been remediated as of the date of the filing of this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on May 26, 2022.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 18, 2022.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

