Form 10-Q
period 2022-06-30
Dolphin Entertainment, Inc.
filed 2022-08-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding was 9,689,083 as of August 10, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current
Cash and cash equivalents	$7,185,628	$7,688,743
Restricted cash	541,883	541,883
Accounts receivable:
Trade, net of allowance of $577,029 and $471,535, respectively	4,378,007	4,513,179
Other receivables	1,816,857	3,583,357
Notes receivable	3,362,154	1,510,137
Other current assets	387,229	450,060
Total current assets	17,671,758	18,287,359

Capitalized production costs, net	582,412	137,235
Employee receivable	492,085	366,085
Right-of-use asset	5,244,969	6,129,411
Goodwill	20,021,357	20,021,357
Intangible assets, net	5,458,401	6,142,067
Property, equipment and leasehold improvements, net	384,445	473,662
Other long-term assets	2,681,228	1,234,275
Total Assets	$52,536,655	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2022	December 31, 2021
LIABILITIES
Current
Accounts payable	$881,568	$942,085
Notes payable, current portion	513,183	307,685
Contingent consideration	500,000	600,000
Accrued interest – related party	1,556,546	1,621,437
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,610,779	1,600,107
Deferred revenue	1,189,442	406,373
Other current liabilities	5,330,836	6,850,584
Total current liabilities	14,207,354	14,953,271

Notes payable	410,959	868,959
Convertible notes payable	2,900,000	2,900,000
Convertible notes payable at fair value	466,255	998,135
Loan from related party	1,107,873	1,107,873
Contingent consideration	210,000	3,684,221
Lease liability	4,309,081	5,132,895
Deferred tax liability	90,655	76,207
Warrant liability	40,000	135,000
Other noncurrent liabilities	18,915	—
Total Liabilities	23,761,092	29,856,561

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 9,551,958 and 8,020,381 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	143,280	120,306
Additional paid in capital	133,246,100	127,247,928
Accumulated deficit	(104,614,817)	(104,434,344)
Total Stockholders’ Equity	28,775,563	22,934,890
Total Liabilities and Stockholders’ Equity	$52,536,655	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$10,290,626	$8,643,244	$19,467,735	$15,820,361

Expenses:
Direct costs	939,389	833,511	2,022,279	1,583,931
Payroll and benefits	6,983,804	5,622,468	13,930,426	10,892,831
Selling, general and administrative	1,519,835	1,194,704	3,039,605	2,718,658
Depreciation and amortization	415,547	478,270	832,785	960,982
Change in fair value of contingent consideration	(670,878)	(165,000)	(1,434,778)	200,000
Legal and professional	613,971	457,998	1,552,186	802,606
Total expenses	9,801,668	8,421,951	19,942,503	17,159,008

Income (loss) from operations	488,958	221,293	(474,768)	(1,338,647)

Other income (expenses):
Gain on extinguishment of debt, net	—	1,012,973	—	955,610
Loss on disposal of fixed assets	—	(48,461)	—	(48,461)
Change in fair value of convertible notes	244,022	268,974	531,880	(602,475)
Change in fair value of warrants	35,000	65,000	95,000	(2,497,877)
Change in fair value of put rights	—	—	—	(71,106)
Acquisition costs	—	—	—	(22,907)
Interest expense	(125,348)	(169,837)	(274,737)	(335,031)
Total other income (expenses), net	153,674	1,128,649	352,143	(2,622,247)

Income (loss) before income taxes and equity in losses of unconsolidated affiliates	642,632	1,349,942	(122,625)	(3,960,894)

Income tax (expense) benefit	(7,224)	—	(14,448)	38,851

Net income (loss) before equity in losses of unconsolidated affiliates	635,408	1,349,942	(137,073)	(3,922,043)

Equity in losses of unconsolidated affiliates	(23,400)	—	(43,400)	—

Net income (loss)	$612,008	$1,349,942	$(180,473)	$(3,922,043)

Earnings (loss) per share:
Basic	$0.06	$0.17	$(0.02)	$(0.53)
Diluted	$0.04	$0.13	$(0.09)	$(0.53)

Weighted average number of shares outstanding:
Basic	9,498,266	7,664,000	9,113,252	7,456,360
Diluted	9,626,143	7,913,396	9,890,621	7,456,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,473)	$(3,922,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	832,785	960,982
Share-based compensation	114,062	—
Equity in losses of unconsolidated affiliates	43,400	—
Gain on extinguishment of debt	—	(955,610)
Loss on disposal of fixed assets	—	48,461
Impairment of right-of-use asset	98,857	—
Impairment of capitalized production costs	87,323	20,000
Bad debt expense	251,728	84,673
Change in fair value of put rights	—	71,106
Change in fair value of contingent consideration	(1,434,778)	200,000
Change in fair value of warrants	(95,000)	2,497,877
Change in fair value of convertible notes	(531,880)	602,475
Change in deferred tax	14,448	(38,851)
Changes in operating assets and liabilities:
Accounts receivable, trade and other	1,536,727	(326,917)
Other current assets	62,831	(91,389)
Capitalized production costs	(532,500)	(95,829)
Other long-term assets and employee receivable	(116,353)	(6,516)
Deferred revenue	(216,931)	1,263,714
Accounts payable	(60,517)	(434,996)
Accrued interest – related party	(64,891)	(64,894)
Other current liabilities	(1,519,747)	191,067
Lease liability	(27,557)	26,750
Other noncurrent liabilities	18,915	—
Net cash (used in) provided by operating activities	(1,719,551)	30,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(59,902)	—
Issuance of notes receivable	(2,238,800)	—
Acquisition of B/HI Communications, Inc, net of cash acquired	—	(525,856)
Net cash used in investing activities	(2,298,702)	(525,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	4,367,640	—
Cash settlement of contingent consideration for B/HI	(600,000)	—
Proceeds from convertible notes payable	—	3,050,000
Repayment of term loan	—	(200,065)
Repayment of notes payable	(252,502)	(46,798)
Exercise of put rights	—	(1,015,135)
Net cash provided by financing activities	3,515,138	1,788,002

Net (decrease) increase in cash and cash equivalents and restricted cash	(503,115)	1,292,206
Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$7,727,511	$9,929,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$454,975	$311,151

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares to Lincoln Park Capital LLC	$4,367,640	$—
Receipt of Crafthouse equity in connection with marketing agreement	$1,000,000	$—
Principal balance of convertible notes converted into shares of common stock	$—	$2,545,000
Issuance of shares of common stock related to the acquisitions	$—	$350,000
Put rights exchanged for shares of common stock	$—	$600,000
Interest on notes paid in stock	$—	$8,611
Settlement of contingent consideration for B/HI and The Door in shares of common stock	$1,539,444	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Six Months Ended June 30,
	2022	2021

Cash and cash equivalents	$7,185,628	$9,252,228
Restricted cash	541,883	677,354
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,727,511	$9,929,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and six months ended June 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(792,481)	(792,481)
Issuance of shares to Lincoln Park Capital LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Issuance of restricted shares, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—	—	59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$129,813,123	$(105,226,825)	$24,717,064
Net income for the three months ended June 30, 2022	—	—	—	—	—	612,008	612,008
Issuance of shares to Lincoln Park Capital LLC	—	—	450,000	6,750	1,845,540	—	1,852,290
Issuance of restricted shares, net of shares withheld for taxes	—	—	7,982	120	(120)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	1,019,004	—	1,023,197
Issuance of shares to seller of B/HI Communication Inc for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Share-based compensation	—	—	—	—	54,757	—	54,757
Balance June 30, 2022	50,000	$1,000	9,551,958	$143,280	$133,246,100	$(104,614,817)	$28,775,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

For the three and six months ended June 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net income for the three months ended March 31, 2021	—	—	—	—	—	(5,271,985)	(5,271,985)
Issuance of shares related to conversion of note payable	—	—	663,155	9,948	2,543,664	—	2,553,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Consideration for acquisition of B/HI Communications, Inc			—	—	31,158	—	31,158
Issuance of shares related to exchange of Put Rights for stock	—	—	77,519	1,163	356,199	—	357,362
Shares retired from exercise of puts	—	—	(3,254)	(51)	51	—	—
Balance March 31, 2021	50,000	$1,000	7,605,477	$114,080	$123,615,767	$(103,244,026)	$20,486,821
Net loss for the three months ended June 30, 2021	—	—	—	—	—	1,349,942	1,349,942
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	37,847	568	348,759	—	349,327
Shares retired from exercise of puts	—	—	(15,093)	(227)	(13,203)	—	(13,430)
Balance June 30, 2021	50,000	$1,000	7,638,469	$114,575	$123,951,169	$(101,894,084)	$22,172,660

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

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

Update to Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result of entering into a collaborative arrangement in June 2022, the Company updated its revenue recognition accounting policy to include the information as detailed below. There were no other significant changes to the Company’s accounting policies during the three and six months ended June 30, 2022.

Revenue Recognition

The Company analyzes our collaboration agreements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customer guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

For collaboration arrangements that are in the scope of the collaboration guidance, we may analogize to the revenue from contracts with customers guidance for some aspects of these arrangements. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statement of operations. To date, there has been no revenue generated from collaboration arrangements.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance will be effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements in connection with any future business combinations.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

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

Content Production

The Content Production (“CPD”) segment generates revenue from the production of original motion pictures and other digital content production. In the CPD segment, we typically identify performance obligations depending on the type of service, for which we generally act as the principal. Revenue from motion pictures is recognized upon transfer of control of the licensing rights of the motion picture or web series to the customer. For minimum guarantee licensing arrangements, the amount related to each performance obligation is recognized when the content is delivered, and the window for exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content. For sales or usage-based royalty income, revenue is recognized starting at the exhibition date and is based on the Company’s participation in the box office receipts of the theatrical exhibitor and the performance of the motion picture.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Entertainment publicity and marketing	$10,290,626	$8,643,244	$19,467,735	$15,820,361
Content production	—	—	—	—
Total revenues	$10,290,626	$8,643,244	$19,467,735	$15,820,361

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of June 30, 2022 and December 31, 2021 were as follows:

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$62,500	$406,373
Balance as of June 30, 2022	—	1,189,442
Change	$(62,500)	$783,069

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets. The change in the contract asset balance relates to the collection of consideration for services that had been previously performed.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. Contract liabilities are presented within deferred revenue in the condensed consolidated balance sheets. The change in the contract liability balance relates to the advanced consideration received from customers under the terms of our contracts, primarily related to periodic retainer fees and, to a lesser extent, reimbursement of third party expenses, which are generally recognized shortly after billing.

Revenues for the three and six months ended June 30, 2022 and 2021, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$15,000	$—	$329,937	$337,221

Remaining performance obligations

As of June 30, 2022, we had approximately $1,189,442 of unsatisfied performance obligations, of which $1,001,943 are expected to be recognized in the next twelve months, with the remainder recognized between twelve and seventeen months from June 30, 2022.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2022, the Company has a balance of $20,021,357 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. There were no changes in the carrying value of goodwill during the three and six months ended June 30, 2022.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. There were no triggering events noted during the three and six months period ended June 30, 2022 that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$5,314,182	$2,975,818	$8,290,000	$4,880,016	$3,409,984
Trademarks and trade names	4,490,000	2,037,417	2,452,583	4,490,000	1,797,917	2,692,083
Non-compete agreements	690,000	660,000	30,000	690,000	650,000	40,000
	$13,470,000	$8,011,599	$5,458,401	$13,470,000	$7,327,933	$6,142,067

Amortization expense associated with the Company’s intangible assets was $341,833 and $394,998 for the three months ended June 30, 2022 and 2021, respectively, and $683,666 and $789,996 for the six months ended June 30, 2022 and 2021, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Amortization expense related to intangible assets for the remainder of 2022 and thereafter is as follows:

2022	$683,666
2023	1,227,824
2024	991,715
2025	961,373
2026	934,001
Thereafter	659,824
Total	$5,458,401

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

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. During 2021, subsequent to the initial measurement, the B/HI Seller achieved certain financial performance targets pursuant to the B/HI Share Purchase Agreement and earned an additional $1.1 million, which was paid $0.6 million in cash and the remainder in common stock, which was settled by the issuance of 163,369 shares of common stock during the second quarter of 2022 pursuant to the B/HI Share Purchase Agreement. The common stock issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in acquisition costs in the condensed consolidated statement of operations for the six months ended June 30, 2021. The condensed consolidated statement of operations includes revenues from B/HI amounting to $818,408 and $1,426,841 for the three and six months ended June 30, 2021, respectively. The measurement period of the BHI purchase ended January 1, 2022.

NOTE 5 — NOTES RECEIVABLE

The notes receivable held by the Company are unsecured convertible note receivables from JDDC Elemental LLC (“Midnight Theatre”) (the “Notes Receivable”). The Notes Receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms, these have been recorded at the face value of the note and an allowance for credit losses has not been established.

Midnight Theatre

As of June 30, 2022, the Midnight Theatre notes amount to $3,362,154, inclusive of $123,354 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the three and six months ended June 30, 2022, Midnight Theatre issued four and seven unsecured convertible promissory notes, respectively, to the Company (the “Midnight Theatre Notes”) with an aggregate principal of $1,084,300 and $2,238,800 respectively, each with a ten percent (10%) per annum simple coupon rate, which have maturity dates six months from their respective issuance date. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into Class A and B units of Midnight Theatre on the respective maturity date.

Subsequent to June 30, 2022, on each of July 11, 2022 and July 21, 2022, we issued Midnight Theatre two additional notes amounting to $341,660 in aggregate on the same terms as the previous notes.

Crafthouse Cocktails

On November 30, 2021 Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatorily redeemable date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into membership interests of Crafthouse on the mandatory conversion date. On February 1, 2022, the Crafthouse Note was converted and Dolphin was issued memberships interests of Crafthouse Cocktails; refer to Note 6. There have been no notes receivable issued from Crafthouse Cocktails during the three and six months ended June 30, 2022, and no notes receivable from Crathouse Cocktails remain outstanding as of June 30, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

NOTE 6 — EQUITY METHOD INVESTMENTS

Equity method investments are included within other long-term assets in the condensed consolidated balance sheets. As of June 30, 2022, the investment in Midnight Theatre and Crafthouse Cocktails amounted to $1,000,000 and $1,456,600, respectively.

Midnight Theatre

Midnight Theatre commenced operations in late June 2022. The equity in earnings or losses during the three and six months ended June 30, 2022 were negligible, and thus have not been recorded. The Company expects to commence recording equity in earnings or losses related to its equity method investment in Midnight Theatre during the third quarter of 2022.

Crafthouse Cocktails

During the six months ended June 30, 2022, the Crafthouse Note discussed in Note 5 was converted and Dolphin was issued common memberships interests of Crafthouse Cocktails. During the three and six months ended June 30, 2022, the Company received an additional $1,000,000 of equity investment in Stanton South LLC in connection with an agreement to render marketing services to Crafthouse Cocktails during a two-year term commencing on November 15, 2021. In addition, during the three and six months ended June 30, 2022, the Company recorded a loss of $23,400 and $43,400, respectively, in connection with its equity method investment in Crafthouse Cocktails.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	425,925	429,299
Accrued commissions	458,003	457,269
Accrued bonuses	205,817	360,817
Due to seller of Be Social	—	304,169
Talent liability	2,196,931	2,908,357
Accumulated customer deposits	962,855	1,206,864
Other	461,305	563,809
Other current liabilities	$5,330,836	$6,850,584

NOTE 8 — DEBT

Total debt of the Company was as follows as of June 30, 2022 and December 31, 2021:

Debt Type	June 30, 2022	December 31, 2021
Convertible notes payable	$2,900,000	$2,900,000
Convertible notes payable - fair value option	466,255	998,135
Non-convertible promissory notes	924,142	1,176,644
Loans from related party (see Note 9)	1,107,873	1,107,873
Total debt	$5,398,270	$6,182,652
Less current portion of debt	(513,183)	(307,685)
Noncurrent portion of debt	$4,885,087	$5,874,967

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

The table below details the maturity dates of the principal amounts for the Company’s debt as of June 30:

Debt Type	Maturity Date	2022	2023	2024	2025	2026	Thereafter
Convertible notes payable	Ranging from August to September 2023	$—	$2,900,000	$—	$—	$—	$—
Convertible notes payable - fair value option	March 2030	—	—	—	—	—	500,000
Nonconvertible promissory notes	Ranging between June 2023 and December 2023(1)	55,182	868,960	—	—	—	—
Loans from related party	July 2023	—	1,107,873	—	—	—	—
		$—	$4,932,015	$—	$—	$—	$500,000

(1)	Pursuant to the terms of one of the nonconvertible promissory notes, the Company makes monthly payments of principal and interests. This note matures on December 2023, however, the amounts in the 2022 column represent principal payments to be made during 2022.

Convertible Notes Payable

As of June 30, 2022, the Company has three outstanding convertible promissory notes in the aggregate principal amount of $2,900,000. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share.

The Company recorded interest expense related to these convertible notes payable of $67,500 and $15,565 during the three months ended June 30, 2022 and 2021, respectively, and $135,000 and $42,482 during the six months ended June 30, 2022 and 2021, respectively. In addition, the Company made cash interest payments amounting $135,000 and $31,149 during the six months ended June 30, 2022 and 2021, respectively, related to the convertible promissory notes.

As of both June 30, 2022 and December 31, 2021, the principal balance of the convertible promissory notes of $2,900,000 was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s condensed consolidated balance sheets.

Subsequent to June 30, 2022, on August 8, 2022, the holder of one convertible promissory note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share.

Convertible Notes Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2022 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $466,255 and $998,135 in noncurrent liabilities as of June 30, 2022 and December 31, 2021, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

The Company recorded gains in fair value of $244,022 and $268,974 for the three months ended June 30, 2022 and 2021, respectively, and a gain in fair value of $531,880 and a loss in fair value of $602,475 for the six months ended June 30, 2022 and 2021, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to these convertible notes payable at fair value of $9,863 for both the three months ended June 30, 2022 and 2021, and $19,726 for both the six months ended June 30, 2022 and 2021, respectively. In addition, the Company made cash interest payments amounting $19,726 for both the six months ended June 30, 2022 and 2021, related to the convertible promissory notes at fair value.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Nonconvertible Promissory Notes

As of June 30, 2022, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $924,142, which bear interest at a rate of 10% per annum and mature between June and December 2023. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.2 million was repaid in cash.

As of June 30, 2022 and December 31, 2021, the Company had a balance of $513,183 and $307,685, respectively, net of debt discounts recorded as current liabilities and $410,959 and $868,959, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $23,393 and $30,927 for the three months ended June 30, 2022 and 2021, respectively, and $48,277 and $62,449 for the six months ended June 30, 2022 and 2021, respectively. The Company made interest payments of $50,249 and $62,726 during the six months ended June 30, 2022 and 2021, respectively, related to the nonconvertible promissory notes.

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on July 31, 2023.

As of both June 30, 2022 and December 31, 2021, the Company had a principal balance of $1,107,873, and accrued interest amounted to $110,787 and $55,849 as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,621 for both the three months ended June 30, 2022 and 2021, and $54,938 for both the six months ended June 30, 2022 and 2021, respectively, related to this loan from related party. The Company did not make cash payments during the six months ended June 30, 2022, related to this loan from related party. The Company made cash interest payments amounting to $81,621 during the six months ended June 30, 2021, related to this loan from related party.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	June 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,185,628	$7,185,628	$7,688,743	$7,688,743
Restricted cash	1	541,883	541,883	541,883	541,883

Liabilities:
Convertible notes payable	3	$2,900,000	$2,755,000	$2,900,000	$2,900,000
Convertible notes payable at fair value	3	466,255	466,255	998,135	998,135
Warrant liability	3	40,000	40,000	135,000	135,000
Contingent consideration	3	710,000	710,000	4,284,221	4,284,221

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Convertible notes payable

As of June 30, 2022, the Company has three outstanding convertible notes payable with aggregate principal amount of $2,900,000. See Note 8 for further information on the terms of these convertible notes.

		June 30, 2022		December 31, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in August 2023	3	$2,000,000	$1,896,000	$2,000,000	$1,998,000
10% convertible notes due in September 2023	3	900,000	859,000	900,000	902,000
		$2,900,000	$2,755,000	$2,900,000	$2,900,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	June 30, 2022	December 31, 2021
Stock Price	$3.16	$8.52
Minimum Conversion Price	$2.50	$2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	2.82% - 2.83%	0.61% - 0.64%

Fair Value Option (“FVO”) Election – Convertible notes payable and freestanding warrants

Convertible notes payable, at fair value

As of June 30, 2022, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the Accounting Standards Codification (“ASC”) 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to June 30, 2022:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$998,135
(Gain) in fair value reported in the condensed consolidated statements of operations	(531,880)
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2022	$466,255

The estimated fair value of the March 4th Note as of June 30, 2022 and December 31, 2021, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	June 30, 2022	December 31, 2021
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$3.16	$8.52
Expected term (years)	7.68	8.18
Volatility	100%	100%
Risk free rate	3.03%	1.47%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to June 30, 2022:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$135,000
(Gain) in fair value reported in the condensed consolidated statements of operations	(95,000)
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2022	$40,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	June 30, 2022	December 31, 2021
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$3.16	$8.52
Expected term (years)	3.17	3.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	2.99%	1.07%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the condensed consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the condensed consolidated statements of operations.

As discussed in Note 4, during the year ended December 31, 2021, the B/HI seller met the conditions for payment of contingent consideration. As a result, the contingent consideration has been recorded as the actual amount of the payout to the B/HI seller, $1.1 million, of which $600,000 was paid in cash on June 29, 2022 and the remainder in common stock, which was settled on June 14, 2022 by the issuance of 163,369 shares of Company common stock.

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

	Be Social
Inputs	As of June 30, 2022	As of December 31, 2021
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	2.86%	0.73%
Annual Asset Volatility Estimate	75.0%	85.0%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

For the contingent consideration, which are measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2021 to June 30, 2022:

	The Door(1)	Be Social(2)	B/HI(3)
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$2,381,869	$710,000	$1,192,352
Gain in fair value reported in the condensed consolidated statements of operations	(1,358,672)	—	(76,106)
Settlement of contingent consideration	(1,023,197)	—	(1,116,246)
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2022	$—	$710,000	$—

(1)	During the year ended December 31, 2021, The Door achieved the conditions for the earnout consideration, which were settled on June 7, 2022 by payment of 279,562 shares of common stock. For the three and six months ended June 30, 2021, the Company recorded a gain of $190,000 and a loss of $180,000, respectively, in fair value of contingent consideration related to The Door in the condensed consolidated statements of operations.
(2)	For the three and six months ended June 30, 2021, the Company recorded losses of $25,000 and $20,000, respectively, in fair value of contingent consideration related to Be Social in the condensed consolidated statements of operations.
(3)	During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which were settled on June 14 and June 29, 2022, as described above.

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

During the three and six months ended June 30, 2022, excluding the additional commitment shares disclosed above, the Company sold 450,000 and 1,035,000 shares of common stock, respectively, at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $1,852,290 and $4,367,640, respectively.

Pursuant to the terms of LP 2021 Purchase Agreement, Lincoln Park is currently not obligated to purchase shares of common stock from the Company because the Company no longer has an effective shelf registration statement available to register the shares issuable to Lincoln Park. On August 11, 2022, the Company notified Lincoln Park that it was terminating the LP 2021 Purchase Agreement effective August 12, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

2022 Lincoln Park Transaction

Subsequent to June 30, 2022, on August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50, and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2022 Purchase Agreement.

NOTE 12 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 2,000,000 shares available to grant under the 2017 Plan. During the six months ended June 30, 2022, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the six months ended June 30, 2021, the Company did not issue any awards under the 2017 Plan.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022. The Company recognized compensation expense for RSUs of $54,757 and $114,062 for the three and six months ended June 30, 2022, respectively, which is included in payroll and benefits in the condensed consolidated statements of operations. There was no share-based compensation recognized for the three and six months ended June 30, 2021. As of June 30, 2022, unrecognized compensation expense related to RSUs of $109,252 is expected to be recognized over a weighted-average period of 0.46 years.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	—	$—
Granted	36,336	6.86
Forfeited	(3,726)	6.86
Vested	(16,684)	6.86
Outstanding (nonvested), June 30, 2022	15,926	$6.86

NOTE 13 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$612,008	$1,349,942	$(180,473)	$(3,922,043)
Net income attributable to participating securities	12,490	8,750	—	—
Net income (loss) attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings (loss) per share	599,518	1,341,192	(180,473)	(3,922,043)
Undistributed earnings for the three months ended June 30, 2022 attributable to participating securities	12,490	—	—	—
Change in fair value of convertible notes payable	(244,022)	(268,974)	(531,880)	—
Change in fair value of warrants	—	(65,000)	(95,000)	—
Interest expense	9,863	36,862	19,726	—
Numerator for diluted earnings (loss) per share	$377,849	$1,044,080	$(787,627)	$(3,922,043)

Denominator
Denominator for basic EPS - weighted-average shares	9,498,266	7,664,000	9,113,252	7,456,360
Effect of dilutive securities:
Warrants	—	11,913	2,555	—
Convertible notes payable	127,877	237,483	127,877	—
Denominator for diluted EPS - adjusted weighted-average shares	9,626,143	7,913,396	9,243,684	7,456,360

Basic earnings (loss) per share	$0.06	$0.17	$(0.02)	$(0.53)
Diluted earnings (loss) per share	$0.04	$0.13	$(0.09)	$(0.53)

Basic earnings (loss) per share is computed by dividing income or loss attributable to the shareholders of common stock (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive equity instruments, such as convertible notes payable and warrants were exercised and outstanding common stock adjusted accordingly, if their effect is dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended June 30, 2022 and June 30 2021, the Company attributed $12,490 and $8,750, respectively, of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating basic earnings per share. For the six months ended June 30, 2022 and 2021, the Company had a net loss and as such the two-class method is not presented.

For the three and six months ended June 30, 2022, the convertible promissory notes, except for the convertible notes carried at fair value, were not included in diluted income (loss) per share because inclusion was considered to be anti-dilutive. For the six months ended June 30, 2022, the warrants were included in diluted loss per share but were not included in the diluted income per share for the three months ended June 30, 2022 because the warrants were not “in the money”.

For the three months ended June 30, 2021, convertible promissory notes and warrants were included in the calculation of diluted earnings per share using the if-converted method that assumes the convertible promissory notes are converted at the beginning of the reporting period using the average market price for the three months ended June 30, 2021 of the Common Stock. For the six months ended June 30, 2021, the convertible promissory notes and warrants in the aggregate amount of 304,613 shares of Common Stock, respectively, were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

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

As of June 30, 2022 and December 31, 2021, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,445,764 and $1,565,588, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 for both the three months ended June 30, 2022 and 2021, and $130,171 for the six months ended June 30, 2022 and 2021. On June 15, 2022, the Company paid $250,000 to its CEO for interest owed on the accrued compensation.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

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

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $5,458,401 of intangible assets, net of accumulated amortization of $8,011,599, and goodwill of $20,021,357 as of June 30, 2022 to the EPM segment. Equity method investments are included within the CPD segment.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
EPM	$10,290,626	$8,643,244	$19,467,735	$15,820,361
CPD	—	—	—	—
Total	$10,290,626	$8,643,244	$19,467,735	$15,820,361

Segment Operating Income (Loss):
EPM	$2,217,043	$1,556,171	$2,731,850	$402,295
CPD	(1,728,085)	(1,334,878)	(3,206,618)	(1,740,942)
Total operating income (loss)	488,958	221,293	(474,768)	(1,338,647)
Interest expense	(125,348)	(169,837)	(274,737)	(335,031)
Other income (expenses), net	279,022	1,298,486	626,880	(2,287,216)
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	$642,632	$1,349,942	$(122,625)	$(3,960,894)

	As of June 30, 2022	As of December 31, 2021

Total assets:
EPM	$49,395,251	$48,691,939
CPD	3,141,404	4,099,512
Total	$52,536,655	$52,791,451

NOTE 16 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through December 2026. The amortizable life of the right-of-use (“ROU”) asset is limited by the expected lease term. Although certain leases include options to extend, the Company did not include these in the ROU asset or lease liability calculations because it is not reasonably certain that the options will be executed.

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2022 and 2021.

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2022	2021	2022	2021
Operating lease costs	Selling, general and administrative expenses	$590,072	$664,315	$1,166,611	$1,410,843
Operating lease costs	Direct costs	—	—	—	60,861
Sublease income	Selling, general and administrative expenses	(76,568)	—	(121,983)	—
Net lease costs		$513,504	$664,315	$1,044,628	$1,471,704

During the three and six months ended June 30, 2022, the Company recorded an impairment of its ROU asset amounting to $98,857, related to the sublease of one of the Company’s subsidiaries’ offices, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2022

Lease Payments

For the six months ended June 30, 2022 and 2021, the Company made payments in cash related to its operating leases in the amounts of $1,063,972 and $1,402,896, respectively.

Future maturities lease payments for operating leases for the remainder of 2022 and thereafter, were as follows:

2022	$1,009,668
2023	1,954,903
2024	1,824,908
2025	1,232,060
2026	940,982
Thereafter	—
Total lease payments	$6,962,521
Less: Imputed interest	(1,042,661)
Present value of lease liabilities	$5,919,860

As of June 30, 2022, the Company’s weighted average remaining lease term on its operating leases is 3.28 years and the Company’s weighted average discount rate is 7.64% related to its operating leases.

On July 18, 2022, the Company entered into an agreement to sublet 17,554 rentable square feet in Los Angeles, California at a base rent of $3.61 per rentable square foot. The term of the sublease commences on July 27, 2022 and expires on November 29, 2027 and allows for annual increases of 3% per annum throughout the term of the lease.

NOTE 17 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. On June 29, 2022, the Company made a payment in the amount of $500,000 pursuant to the Blue Angels Agreement, which was recorded as a capitalized production costs.

We have evaluated the Blue Angels Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements”. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of documentary motion picture.

As production of the documentary motion picture is still in the early stages, no income or expense has been recorded in connection with the Blue Angels Agreement during the three and six months ended June 30, 2022.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. The Company is not aware of any pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

IMAX Co-Production Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded an initial $500,000 and has committed to fund up to an additional $1,500,000 of the production budget, which is expected to be disbursed between the remainder of 2022 and 2023.

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

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment comprises 42West, The Door, Shore Fire, Viewpoint, Be Social and B/HI and provides clients with diversified services, including public relations, entertainment content marketing, strategic marketing consulting, digital marketing capabilities, creative branding and in-house production of content for marketing. The content production segment comprises Dolphin Films and Dolphin Entertainment and specializes in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

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

Our second Dolphin 2.0 investment was made in October, 2021, when we acquired an ownership interest in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre is in the final stages of construction, and expects to open in September 2022. The restaurant, Hidden Leaf, opened on July 6, 2022.

Our third Dolphin 2.0 investment was made in December, 2021, when we acquired an ownership interest in Crafthouse Cocktails, a pioneering brand of ready-to-drink, all-natural classic cocktails.

We have also made out first content investment under Dolphin 2.0. See Note 17 above for details regarding our Collaborative Arrangement with IMAX for production and distribution of the documentary feature “The Blue Angels”.

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

Revenues

For the three and six months ended June 30, 2022 and 2021, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget. On June 29, 2022, we made a payment in the amount of $500,000 pursuant to this agreement.

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

Other Income and Expenses

For the three and six months ended June 30, 2022 and 2021, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) changes in fair value of convertible notes and derivative liabilities; (3) changes in fair value of warrants; (4) changes in the fair value of put rights; (5) acquisition costs and (6) interest expense.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2022 as compared to three and six months ended June 30, 2021

Revenues

For the three and six months ended June 30, 2022 and 2021 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Entertainment publicity and marketing	$10,290,626	$8,643,244	$19,467,735	$15,820,361
Total revenue	$10,290,626	$8,643,244	$19,467,735	$15,820,361

Revenues from entertainment publicity and marketing increased by approximately $1.6 million and $3.6 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year. The increase is primarily driven by increased revenues across most of our subsidiaries, as cross-selling across our subsidiaries has provided additional customers and increased demand for the service our subsidiaries provide.

We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles.

Expenses

For the three and six months ended June 30, 2022 and 2021, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Expenses:
Direct costs	$939,389	$833,511	$2,022,279	$1,583,931
Payroll and benefits	6,983,804	5,622,468	13,930,426	10,892,831
Selling, general and administrative	1,519,835	1,194,704	3,039,605	2,718,658
Depreciation and amortization	415,547	478,270	832,785	960,982
Change in fair value of contingent consideration	(670,878)	(165,000)	(1,434,778)	200,000
Legal and professional	613,971	457,998	1,552,186	802,606
Total expenses	$9,801,668	$8,421,951	$19,942,503	$17,159,008

Direct costs increased by approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase in direct costs is mainly driven by $0.2 million and $0.7 million of NFT production and marketing costs for the three and six months ended June 30, 2022, respectively, that were not present in the same periods in 2021. The increases in direct costs were offset by a $0.1 million and $0.3 million decrease in direct costs for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, primarily attributable to the decrease in Viewpoint’s revenue, in comparison with the same period in the prior year, as Viewpoint incurs third party costs related to the production of marketing materials, which are included in direct costs.

Payroll and benefits expenses increased by approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily due to additional headcount in 2022 to support the growth of our business.

Selling, general and administrative expenses increased by approximately $0.3 million for both the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, mainly due to a small increase in bad debt expense, and a $98.9 thousand impairment of an ROU asset.

Depreciation and amortization remained consistent for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Change in fair value of the contingent consideration was a $0.7 million gain and $1.4 million gain for the three and six months ended June 30, 2022, respectively, compared to the change in fair value of the contingent consideration of $0.2 million gain and a $0.2 million loss for the three and six months ended June 30, 2021, respectively. The main components of the change in fair value of contingent consideration were the following:

•	The Door: $0.4 million gain and $0.2 million gain for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million gain and $0.2 million loss for the six months ended June 30, 2022 and 2021.
•	B/HI: $0.2 million gain and $76.1 thousand gain for the three and six months ended June 30, 2022, respectively. The fair value of contingent consideration for B/HI was zero as of June 30, 2021.
•	Be Social: $20.0 thousand gain and $25.0 thousand loss for the three months ended June 30, 2022 and 2021, respectively, and no gain or loss for the six months ended June 30, 2022 and $20.0 thousand loss for the six months ended June 30, 2021.

Legal and professional fees increased by approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 due primarily to including legal, consulting and audit fees related to our restatement of the September 30, 2021 Form 10-Q, revisions of the Forms 10-Q for March 31, 2021 and June 30, 2021 included in our Form 10-K filed on May 26, 2022 and fees associated with our change of auditors.

Other Income and Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Other Income and expenses:
Gain on extinguishment of debt, net	$—	$1,012,973	$—	$955,610
Loss on disposal of fixed assets	—	(48,461)	—	(48,461)
Change in fair value of convertible notes	244,022	268,974	531,880	(602,475)
Change in fair value of warrants	35,000	65,000	95,000	(2,497,877)
Change in fair value of put rights	—	—	—	(71,106)
Acquisition costs	—	—	—	(22,907)
Interest expense	(125,348)	(169,837)	(274,737)	(335,031)
Total other income (expenses), net	$153,674	$1,128,649	$352,143	$(2,622,247)

We did not record any gain or loss on extinguishment of debt for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we recorded a gain on extinguishment of debt of approximately $1.1 million in connection with forgiveness of the PPP Loans of 42West, Dolphin, Viewpoint, Shore Fire and The Door offset by a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock.

We elected the fair value option for certain convertible notes issued in 2020. The fair value of these convertible notes is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of gains of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a gain of $0.5 million and a loss of $0.6 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net income.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.5 million on our condensed consolidated statement of operations. The fair value of the 2020 warrants that were not exercised decreased by approximately $35.0 thousand and $95.0 thousand; therefore we recorded a change in the fair value of the warrants for the three and six months ended June 30, 2022 for those amounts, respectively, on our condensed consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights decreased by approximately $71,000 for the six months ended June 30, 2021. The final put rights were settled in March of 2021 and we did not have a liability related to the put rights as of June 30, 2022.

Interest expense decreased by $44.5 thousand and $60.3 thousand for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to lower convertibles and nonconvertible notes outstanding during the six months ended June 30, 2022, as compared to the same periods in the prior year.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

For the three and six months ended June 30, 2022, we recorded losses of $23,400 and $43,400, respectively, from our equity investment in Crafthouse Cocktails. The Crafthouse Cocktails investment was not present in the three and six months ended June 30, 2021.

Midnight Theatre commenced operations at the end of the second quarter of 2022; therefore no equity gains or losses had been recorded during the three or six months ended June 30, 2022.

Income Taxes

We recorded an income tax expense of $7.2 thousand and $14.4 thousand for the three and six months ending June 30, 2022, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

We recorded an income tax benefit of $38.9 thousand for the six months ended June 30, 2021, due to a reduction of the valuation allowance, as the net deferred tax asset was reduced as a result of the deferred tax liability recorded in the B/HI acquisition. There was no income tax expense or benefit for the three months ended June 30, 2021.

Net Income (Loss)

Net income was approximately $0.6 million or $0.06 per share based on 9,498,266 weighted average shares outstanding for basic loss per share and $0.04 per share based on 9,626,143 weighted average shares on a fully diluted basis earnings per share for the three months ended June 30, 2022. Net income was approximately $1.3 million or $0.17 per share based on 7,664,000 weighted average shares outstanding for basic earnings per share and $0.13 per share based on 7,913,396 weighted average shares outstanding for fully diluted earnings per share, respectively, for the three months ended June 30, 2021. The change in net income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, is related to the factors discussed above.

Net loss was approximately $0.2 million or $(0.02) per share based on 9,113,252 weighted average shares outstanding for basic loss per share and $(0.09) per share based on 9,890,621 weighted average shares on a fully diluted basis earnings per share for the six months ended June 30, 2022. Net loss was approximately $3.9 million or $0.53 per share based on 7,456,360 weighted average shares outstanding for both basic and diluted loss per share for the six months ended June 30, 2021. The change in net loss for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2022	2021
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,719,551)	$30,060
Net cash used in investing activities	(2,298,702)	(525,856)
Net cash provided by financing activities	3,515,138	1,788,002
Net (decrease) increase in cash and cash equivalents and restricted cash	(503,115)	1,292,206

Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$7,727,511	$9,929,582

Operating Activities

Cash used in operating activities was $1.7 million for six months ended June 30, 2022, a change of $1.7 million from cash provided by operating activities of $30.1 thousand for six months ended June 30, 2021. The change in cash flows from operations was primarily as a result of:

•	$3.8 million decrease in non-cash changes in the fair value of liabilities, such as warrants, convertible notes and put rights;
•	$1.6 million decrease in non-cash changes in the fair value of contingent consideration, primarily driven by changes in the price of the Company’s stock;
•	$0.5 million payment related to IMAX agreement previously discussed; and
•	$0.9 million in changes in other operating assets and liabilities.

The above changes were offset by:

•	$3.8 million of additional cash generated from our operating results, driven by the further growth of the business;
•	$1.0 million of a gain on extinguishment of debt in the six months ended June 30, 2021 primarily related to the forgiveness of PPP Loans, which was not present in 2022; and
•	$0.3 million of non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of ROU asset, impairment of capitalized production costs and other non-cash losses.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 were $2.3 million related primarily to the issuance of notes receivable. Cash flows used in investing activities for the six months ended June 30, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2022 were $3.5 million which mainly related to:

Inflows:

•	$4.4 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.6 million from the cash portion of the contingent consideration payment to B/HI seller;
•	$0.3 of repayment of notes payable.

Cash flows provided by financing activities for the six months ended June 30, 2021 were $1.8 million, which mainly related to:

Inflows:

•	$3.1 million of proceeds from convertible notes payable.

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.2 million of repayment of the term loan; and
•	$46.8 thousand of repayment of notes payable.

Debt and Financing Arrangements

As described below in further detail, we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities and reducing our overall debt position. Total debt amounted to $5.4 million as of June 30, 2022 compared to $6.2 million as of December 31, 2021, a reduction of $0.8 million or 12.7%.

Our debt obligations in the next twelve months from June 30, 2022 increased slightly from the obligations as of December 31, 2021. The current portion of the long-term debt increased to $0.5 million from $0.3 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, are sufficient to meet our debt requirements.

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

During the three and six months ended June 30, 2022, excluding the additional commitment shares disclosed above, the Company sold 450,000 and 1,035,000 shares of common stock, respectively, at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $1,852,290 and $4,367,640, respectively.

Pursuant to the terms of LP 2021 Purchase Agreement, Lincoln Park is currently not obligated to purchase shares of common stock from the Company because the Company no longer has an effective shelf registration statement available to register the shares issuable to Lincoln Park. On August 11, 2022, the Company notified Lincoln Park that it was terminating the LP 2021 Purchase Agreement effective August 12, 2022.

2022 Lincoln Park Transaction

Subsequent to June 30, 2022, on August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period. See Item 5 – Entry into a Material Definitive Agreement for additional information.

Convertible Notes Payable

As of June 30, 2022, we had three outstanding convertible promissory notes in the aggregate principal amount of $2.9 million. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our common stock but not at a price less than $2.50 per share.

As of June 30, 2022, the principal balance of the convertible promissory notes of $2.9 million was recorded in noncurrent liabilities under the caption convertible promissory notes on our condensed consolidated balance sheets.

We recorded interest expense of $67,500 and $135,000 in the three and six months ended June 30, 2022, respectively, and made cash interest payments amounting to $135,000 during the six months ended June 30, 2022, related to the convertible notes payable.

It is our experience that convertible notes, including their accrued interest are converted into shares of the Company’s common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Subsequent to June 30, 2022, on August 8, 2022, the holder of one convertible note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share.

Convertible Notes Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $0.5 million as of June 30, 2022 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations. As of June 30, 2022, we had a balance of $0.5 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

We recorded interest expense of $9,863 and $19,726 in the three and six months ended June 30, 2022, respectively, and made cash interest payments amounting to $19,726 during the six months ended June 30, 2022, related to the convertible notes payable at fair value.

Similar to the Convertible Notes discussed above, our historical experience has been that these convertible notes are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of June 30, 2022, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $0.9 million, which bear interest at a rate of 10% per annum and mature between June and December 2023. For these nonconvertible promissory notes we had a balance of $0.5 million and $0.4 million recorded as current and noncurrent liabilities, respectively, as of June 30, 2022. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.2 million was repaid in cash.

We recorded interest expense of $23,393 and $48,277 in the three and six months ended June 30, 2022, respectively, and made cash interest payments amounting to $50,249 during the six months ended June 30, 2022, related to the nonconvertible promissory notes.

IMAX Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded an initial $500,000 and has committed to fund up to an additional $1,500,000 of the production budget, which is expected to be disbursed between the remainder of 2022 and 2023.

Convertible Notes Receivable

As of June 30, 2022, we hold convertible notes receivable JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

The Midnight Theatre notes amount to $3,238,800 and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. In addition, on each of July 11, 2022 and July 21, 2022, Midnight Theatre issued the Company two additional notes amounting to $341,660 in the aggregate on the same terms as the previous notes.

In addition, during the six months ended June 30, 2022, we held a convertible note receivable from Stanton South LLC, which operates Crafthouse Cocktails. This note amounted to $500,000 and was mandatorily redeemable by February 1, 2022; on that date the Crafthouse Cocktails note was converted and we were issued Series 2 membership interests of Stanton South LLC. As of June 30, 2022, the Company does not have an outstanding note receivable from Stanton South LLC.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As a result of entering into a collaborative arrangement in June 2022, we have updated our revenue recognition accounting policy to include the information as detailed below. There were no other significant changes to our critical accounting policies during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition

We analyze our collaboration agreements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customer guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customer guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statement of operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 26, 2022, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2022 – 4/30/2022	—	$—	—	—
5/1/2022 – 5/31/2022	—	—	—	—
6/1/2022 – 6/30/2022	30	3.29	—	—
Total	30	$3.29	—	—

———————

(1)	The Company purchased shares of common stock issued to employees pursuant to the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan to settle employee tax obligations on the value of the shares issued when the restricted stock units vested on June 15, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The following information is included in this Item 5 in lieu of filing a Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement

On August 10, 2022, Dolphin Entertainment, Inc. (the “Company”), entered into a purchase agreement (the “2022 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) (each, a “Party”, and together, the “Parties”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $25,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.015 per share (the “Common Stock”) over the thirty-six (36) month term of the 2022 LP Purchase Agreement. Concurrently with entering into the 2022 LP Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2022 LP Purchase Agreement (the “2022 LP Registration Rights Agreement”).

On the Commencement Date (as defined below) we issued 57,313 shares of Common Stock to Lincoln Park as an initial fee for its commitment to purchase shares of our Common Stock under the 2022 LP Purchase Agreement (the “Initial Commitment Shares” and together with the Purchase Shares, the “Shares”). Beginning one business day following the Commencement Date (as defined below) and thereafter, the Company has the right, but not the obligation, on any business day selected by the Company (the “Purchase Date”) to require Lincoln Park to purchase up to 50,000 shares of Common Stock (the “Regular Purchase Amount”) at the Purchase Price (as defined below) per purchase notice (each such purchase, a “Regular Purchase”). The Regular Purchase Amount may be increased to up to 75,000 shares if the closing price is not below $7.50, as reported by the Nasdaq Capital Market, and up to 100,000 shares if the closing price is not below $10.00, as reported by the Nasdaq Capital Market. Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $2,000,000, provided that the Parties may mutually agree at any time to increase the Regular Purchase Amount on any Purchase Date at the Purchase Price, above and beyond the foregoing amounts that the Investor is committed to purchase. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 98.75% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 96% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and the Company may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2022 LP Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the 2022 LP Purchase Agreement may in no case exceed 1,936,847 shares (subject to adjustment as described above) of the Common Shares (which is equal to approximately 19.99% of the shares of the Common Shares outstanding immediately prior to the execution of the 2022 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Shares to Lincoln Park under the 2022 LP Purchase Agreement equals or exceeds $4.90 per share (subject to adjustment as described above) (which represents the Minimum Price, as defined under Nasdaq Listing Rule 5635(d), on the Nasdaq Global Market immediately preceding the signing of the 2022 LP Purchase Agreement, such that the transactions contemplated by the 2022 LP Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99% of the Company’s issued and outstanding Common Shares.

The 2022 LP Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. Sales under the 2022 LP Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the delivery to Lincoln Park of a prospectus supplement covering the shares of Common Shares issued or sold by the Company to Lincoln Park under the 2022 LP Purchase Agreement, the filing with the Nasdaq Stock Market of a Listing of Additional Shares notification with respect to the Shares and Nasdaq having raised no objection to the consummation of transactions contemplated under the 2022 LP Purchase Agreement, and the receipt by Lincoln Park of a customary opinion of counsel and other certificates and closing documents.

The 2022 LP Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the 2022 LP Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Shares. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the 2022 LP Purchase Agreement, the Company did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement during the Term, excluding an At-The-Market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the 2022 LP Purchase Agreement. The Company may deliver Purchase Notices under the 2022 LP Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the 2022 LP Purchase Agreement. Any proceeds that the Company receives under the 2022 LP Purchase Agreement are expected to be used for working capital and general corporate purposes.

The Company agrees that it shall file with the SEC within twenty (20) Business Days of the Commencement Date, a new Registration Statement on Form S-1(the “Registration Statement”) covering the resale of Common Stock in accordance with the terms of the 2022 LP Registration Rights Agreement, and until the Registration Statement is declared effective, the Company shall not file any other registration statement with the SEC under the Securities Act.

The foregoing is a summary description of certain terms of the 2022 LP Purchase Agreement and the 2022 LP Registration Rights Agreement and, by its nature, is incomplete. Copies of the 2022 LP Purchase Agreement and the 2022 LP Registration Rights Agreement are filed as Exhibits 10.1 and 10.2 attached hereto. The foregoing descriptions of the 2022 LP Purchase Agreement and the 2022 LP Registration Rights Agreement are qualified in their entirety by reference to such exhibits. The 2022 LP Purchase Agreement and 2022 LP Registration Rights Agreement contain customary representations and warranties, covenants and indemnification provisions that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of such agreements and in the context of the specific relationship between the parties thereto. The provisions of the 2022 LP Purchase Agreement and the 2022 LP Registration Rights Agreement, including any representations and warranties contained therein, are not for the benefit of any party other than the parties thereto and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s annual, quarterly and current reports it may file with the Securities and Exchange Commission (the “SEC”).

The information contained in this Item 5 on this Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the shares of the Company’s Common Stock discussed herein, nor shall there be any offer, solicitation or sale of the shares in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Item 1.02 Termination of Material Definitive Agreement.

In connection with entering into the new 2022 LP Purchase Agreement, the prior Purchase Agreement (the “Agreement”), dated as of December 29, 2021 by and between the Company and Lincoln Park was terminated effective as of August 10, 2022.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC
10.2*	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 15, 2022.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

