Form 10-Q
period 2022-09-30
Dolphin Entertainment, Inc.
filed 2022-11-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock outstanding was 10,214,052 as of November 9, 2022.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current
Cash and cash equivalents	$4,452,562	$7,688,743
Restricted cash	1,140,483	541,883
Accounts receivable:
Trade, net of allowance of $627,553 and $471,535, respectively	4,757,499	4,513,179
Other receivables	2,061,845	3,583,357
Notes receivable	4,323,153	1,510,137
Other current assets	890,645	450,060
Total current assets	17,626,187	18,287,359

Capitalized production costs, net	1,598,412	137,235
Employee receivable	572,085	366,085
Right-of-use asset	7,894,850	6,129,411
Goodwill	20,021,357	20,021,357
Intangible assets, net	5,116,568	6,142,067
Property, equipment and leasehold improvements, net	315,004	473,662
Other long-term assets	2,581,005	1,234,275
Total Assets	$55,725,468	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES
Current
Accounts payable	$1,572,855	$942,085
Notes payable, current portion	516,036	307,685
Contingent consideration	500,000	600,000
Accrued interest – related party	1,650,635	1,621,437
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,033,780	1,600,107
Deferred revenue	911,970	406,373
Other current liabilities	5,692,600	6,850,584
Total current liabilities	15,502,876	14,953,271

Notes payable	380,859	868,959
Convertible notes payable	2,400,000	2,900,000
Convertible note payable at fair value	420,613	998,135
Loan from related party	1,107,873	1,107,873
Contingent consideration	205,000	3,684,221
Lease liability	6,581,512	5,132,895
Deferred tax liability	97,879	76,207
Warrant liability	30,000	135,000
Other noncurrent liabilities	18,915	—
Total Liabilities	26,745,527	29,856,561

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 9,999,052 and 8,020,381 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	149,986	120,306
Additional paid-in capital	134,755,491	127,247,928
Accumulated deficit	(105,926,536)	(104,434,344)
Total Stockholders’ Equity	28,979,941	22,934,890
Total Liabilities and Stockholders’ Equity	$55,725,468	$52,791,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$9,899,013	$9,399,432	$29,366,748	$25,219,793

Expenses:
Direct costs	837,429	991,708	2,941,044	2,578,295
Payroll and benefits	7,030,814	5,875,755	20,947,531	16,770,091
Selling, general and administrative	1,663,288	1,519,812	4,644,264	4,234,309
Acquisition costs	315,800	—	315,800	22,907
Depreciation and amortization	415,836	475,207	1,248,621	1,436,189
Change in fair value of contingent consideration	(5,000)	1,110,000	(1,439,778)	1,310,000
Legal and professional	774,613	498,661	2,317,800	1,301,267
Total expenses	11,032,780	10,471,143	30,975,282	27,653,058

Loss from operations	(1,133,767)	(1,071,711)	(1,608,534)	(2,433,265)

Other (expenses) income:
Gain on extinguishment of debt, net	—	1,733,400	—	2,689,010
Loss on disposal of fixed assets	—	—	—	(48,461)
Change in fair value of convertible note	45,642	(223,923)	577,522	(826,398)
Change in fair value of warrants	10,000	(55,000)	105,000	(2,552,877)
Change in fair value of put rights	—	—	—	(71,106)
Interest expense	(126,147)	(241,115)	(400,884)	(576,146)
Total other (expenses) income, net	(70,505)	1,213,362	281,638	(1,385,978)

(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(1,204,272)	141,651	(1,326,896)	(3,819,243)

Income tax (expense) benefit	(7,224)	—	(21,672)	38,851

Net (loss) income before equity in losses of unconsolidated affiliates	(1,211,496)	141,651	(1,348,568)	(3,780,392)

Equity in losses of unconsolidated affiliates	(100,223)	—	(143,623)	—

Net (loss) income	$(1,311,719)	$141,651	$(1,492,191)	$(3,780,392)

(Loss) earnings per share:
Basic	$(0.14)	$0.02	$(0.16)	$(0.50)
Diluted	$(0.14)	$0.02	$(0.23)	$(0.50)

Weighted average number of shares outstanding:
Basic	9,664,681	7,740,085	9,307,830	7,551,974
Diluted	9,793,715	7,740,085	9,437,807	7,551,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,492,191)	$(3,780,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,248,621	1,436,189
Share-based compensation	166,582	—
Equity in losses of unconsolidated affiliates	143,623	—
Commitment shares issued to Lincoln Park Capital LLC	232,118	—
Bonus payment issued in shares	50,000	17,858
Gain on extinguishment of debt	—	(2,689,010)
Loss on disposal of fixed assets	—	48,461
Impairment of right-of-use asset	98,857	—
Impairment of capitalized production costs	87,323	115,881
Bad debt expense	276,579	232,100
Change in fair value of put rights	—	71,106
Change in fair value of contingent consideration	(1,439,778)	1,310,000
Change in fair value of warrants	(105,000)	2,552,877
Change in fair value of convertible note	(577,522)	826,398
Change in deferred tax	21,672	(38,851)
Changes in operating assets and liabilities:
Accounts receivable, trade and other	209,600	(1,278,000)
Other current assets	145,492	(206,762)
Capitalized production costs	(1,548,500)	(95,829)
Other long-term assets and employee receivable	(196,353)	(9,744)
Deferred revenue	(494,403)	2,354,336
Accounts payable	630,770	(484,741)
Accrued interest – related party	29,198	29,194
Other current liabilities	(1,157,985)	117,134
Lease liability	17,994	(8,245)
Other noncurrent liabilities	18,915	—
Net cash (used in) provided by operating activities	(3,634,388)	519,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,464)	—
Acquisition of B/HI Communications, Inc., net of cash acquired	—	(525,856)
Issuance of notes receivable	(3,108,080)	—
Net cash used in investing activities	(3,172,544)	(525,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	5,049,100	—
Cash settlement of contingent consideration for B/HI	(600,000)	—
Proceeds from convertible notes payable	—	5,950,000
Repayment of term loan	—	(300,097)
Repayment of notes payable	(279,749)	(71,463)
Exercise of put rights	—	(1,015,135)
Net cash provided by financing activities	4,169,351	4,563,305

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,637,581)	4,557,409
Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$5,593,045	$13,194,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$554,897	$495,722

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares to Lincoln Park Capital LLC	$232,118	$—
Receipt of Crafthouse equity in connection with marketing agreement	$1,000,000	$—
Settlement of contingent consideration for B/HI and The Door in shares of common stock	$1,539,444	$—
Principal balance of convertible notes converted into shares of common stock	$500,000	$3,745,000
Issuance of shares of common stock related to the acquisitions	$—	$350,000
Put rights exchanged for shares of common stock	$—	$600,000
Interest on notes paid in stock	$—	$8,611
Employee bonus paid in stock	$50,000	$17,858

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Nine Months Ended September 30,
	2022	2021

Cash and cash equivalents	$4,452,562	$12,652,902
Restricted cash	1,140,483	541,883
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$5,593,045	$13,194,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the three and nine months ended September 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(792,481)	(792,481)
Issuance of shares to Lincoln Park Capital LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—	—	59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$129,813,123	$(105,226,825)	$24,717,064
Net income for the three months ended June 30, 2022	—	—	—	—	—	612,008	612,008
Issuance of shares to Lincoln Park Capital LLC	—	—	450,000	6,750	1,845,540	—	1,852,290
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	7,982	120	(120)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	1,019,004	—	1,023,197
Issuance of shares to seller of B/HI Communication Inc for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Share-based compensation	—	—	—	—	54,757	—	54,757
Balance June 30, 2022	50,000	$1,000	9,551,958	$143,280	$133,246,100	$(104,614,817)	$28,775,563
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,311,719)	(1,311,719)
Issuance of shares related to conversion of note payable	—	—	125,604	1,884	498,116	—	500,000
Issuance of shares to Lincoln Park Capital LLC	—	—	302,313	4,534	909,043	—	913,577
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	7,656	115	(115)	—	—
Issuance of shares related to employment agreement	—	—	11,521	173	49,827	—	50,000
Share-based compensation	—	—	—	—	52,520	—	52,520
Balance September 30, 2022	50,000	$1,000	9,999,052	$149,986	$134,755,491	$(105,926,536)	$28,979,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the three and nine months ended September 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net income for the three months ended March 31, 2021	—	—	—	—	—	(5,271,985)	(5,271,985)
Issuance of shares related to conversion of note payable	—	—	663,155	9,948	2,543,664	—	2,553,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Consideration for acquisition of B/HI Communications, Inc			—	—	31,158	—	31,158
Issuance of shares related to exchange of Put Rights for stock	—	—	77,519	1,163	356,199	—	357,362
Shares retired from exercise of puts	—	—	(3,254)	(51)	51	—	—
Balance March 31, 2021	50,000	$1,000	7,605,477	$114,080	$123,615,767	$(103,244,026)	$20,486,821
Net loss for the three months ended June 30, 2021	—	—	—	—	—	1,349,942	1,349,942
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	37,847	568	348,759	—	349,327
Shares retired from exercise of puts	—	—	(15,093)	(227)	(13,203)	—	(13,430)
Balance June 30, 2021	50,000	$1,000	7,638,469	$114,575	$123,951,169	$(101,894,084)	$22,172,660
Net income for the three months ended September 30, 2021	—	—	—	—	—	141,651	141,651
Issuance of shares for employee bonus	—	—	1,935	29	17,829	—	17,858
Shares retired from exercise of puts	—	—	128,280	1,924	1,198,076	—	1,200,000
Balance September 30, 2021	50,000	$1,000	7,768,684	$116,528	$125,167,074	$(101,752,433)	$23,532,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED Consolidated FINANCIAL Statements

(Unaudited)

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

Impact of COVID-19

The continued spread of new COVID-19 variants did not have a significant impact on our business during the quarter ended September 30, 2022. The future course of the pandemic could have adverse effects in the U.S and global economies and thus negatively impact our business and financial results.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the estimates in the fair value of acquisitions, estimates in assumptions used to calculate the fair value of certain liabilities, realizability of notes receivable and impairment assessments for investment in capitalized production costs, goodwill and long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

Update to Significant Accounting Policies

The Company’s significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result of entering into a collaborative arrangement in June 2022, the Company updated its revenue recognition accounting policy to include the information as detailed below. There were no other significant changes to the Company’s accounting policies during the three and nine months ended September 30, 2022.

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

For collaboration arrangements that are in the scope of the collaboration guidance, we may analogize to the revenue from contracts with customers’ guidance for some aspects of these arrangements. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statements of operations. To date, there has been no revenue generated from collaboration arrangements.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

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

We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer. Due to the short-term nature of these contracts, in which we typically act as the agent, the performance obligation is typically completed and revenue is recognized net at a point in time, typically the date of publication.

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

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Entertainment publicity and marketing	$9,899,013	$9,399,432	$29,366,748	$25,219,793
Content production	—	—	—	—
Total Revenues	$9,899,013	$9,399,432	$29,366,748	$25,219,793

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of September 30, 2022 and December 31, 2021 were as follows:

	Contract Assets	Contract Liabilities
Balance as of December 31, 2021	$62,500	$406,373
Balance as of September 30, 2022	—	911,970
Change	$(62,500)	$505,597

Contract assets are comprised of services provided for which consideration has not been received and for which payments are not unconditional. The change in the contract asset balance relates to the transfer to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-support video projects. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met. Contract liabilities are presented within deferred revenue in the condensed consolidated balance sheets. The change in the contract liability balance relates to the advanced consideration received from customers under the terms of our contracts, primarily related to fees, which are generally recognized shortly after billing.

Revenues for the three and nine months ended September 30, 2022 and 2021 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Amounts included in the beginning of year contract liability balance	$—	$10,000	$329,937	$347,221

Remaining performance obligations

As of September 30, 2022, we had approximately $911,970 of unsatisfied performance obligations, of which $849,469 are expected to be recognized in the next twelve months, with the remainder recognized between twelve and fourteen months from September 30, 2022.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2022, the Company has a balance of $20,021,357 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social and B/HI. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. There were no changes in the carrying value of goodwill during the three and nine months ended September 30, 2022.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three and nine month period ended September 30, 2022, that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$8,290,000	$5,531,265	$2,758,735	$8,290,000	$4,880,016	$3,409,984
Trademarks and trade names	4,490,000	2,157,167	2,332,833	4,490,000	1,797,917	2,692,083
Non-compete agreements	690,000	665,000	25,000	690,000	650,000	40,000
	$13,470,000	$8,353,432	$5,116,568	$13,470,000	$7,327,933	$6,142,067

Amortization expense associated with the Company’s intangible assets was $341,833 and $394,998 for the three months ended September 30, 2022 and 2021, respectively, and $1,025,499 and $1,184,994 for the nine months ended September 30, 2022 and 2021, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Amortization expense related to intangible assets for the remainder of 2022 and thereafter is as follows:

2022	$341,833
2023	1,227,824
2024	991,715
2025	961,373
2026	934,001
Thereafter	659,822
Total	$5,116,568

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

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. During 2021, subsequent to the initial measurement, the B/HI Seller achieved certain financial performance targets pursuant to the B/HI Share Purchase Agreement and earned an additional $1.1 million, which was paid by $0.6 million in cash and the remainder in common stock, which was settled by the issuance of 163,369 shares of common stock during the second quarter of 2022 pursuant to the B/HI Share Purchase Agreement. The common stock issued as part of the consideration has not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in acquisition costs in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The condensed consolidated statements of operations includes revenues from B/HI amounting to $1,082,856 and $2,509,697 for the three and nine months ended September 30, 2021, respectively. The measurement period of the BHI purchase ended January 1, 2022.

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

Midnight Theatre

As of September 30, 2022, the Midnight Theatre notes amount to $4,323,153, inclusive of $215,073 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the three and nine months ended September 30, 2022, Midnight Theatre issued nine and sixteen unsecured convertible promissory notes, respectively, to the Company (the “Midnight Theatre Notes”) with an aggregate principal of $869,280 and $3,108,080 respectively, each with a ten percent (10%) per annum simple coupon rate, which have maturity dates six months from their respective issuance date. Before their initial maturity date, the maturity date of the Midnight Theatre Notes was extended for an additional six months, and now mature between January and March 2023. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into Class A and B units of Midnight Theatre on the respective maturity date.

Crafthouse Cocktails

On November 30, 2021, Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatorily redeemable date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into membership interests of Crafthouse on the mandatory conversion date. On February 1, 2022, the Crafthouse Note was converted and Dolphin was issued memberships interests of Crafthouse Cocktails; refer to Note 6. There have been no notes receivable issued to Crafthouse Cocktails during the three and nine months ended September 30, 2022, and no notes receivable remain outstanding as of September 30, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 6 — EQUITY METHOD INVESTMENTS

Equity method investments are included within other long-term assets in the condensed consolidated balance sheets. As of September 30, 2022, the investment in Midnight Theatre and Crafthouse Cocktails amounted to $939,214 and $1,417,163, respectively.

Midnight Theatre

Hidden Leaf, the restaurant at Midnight Theatre, commenced operations in early July 2022. During both the three and nine months ended September 30, 2022, the Company recorded a loss of $60,786, in connection with its equity method investment in Midnight Theatre. The theater opened with limited capacity in late September 2022 and is expected to fully open in January 2023.

Crafthouse Cocktails

During the nine months ended September 30, 2022, the Crafthouse Note discussed in Note 5 was converted and Dolphin was issued common memberships interests of Crafthouse Cocktails. During the nine months ended September 30, 2022, the Company received an additional $1,000,000 of equity investment in Stanton South LLC in connection with an agreement to render marketing services to Crafthouse Cocktails during a two-year term commencing on November 15, 2021. In addition, during the three and nine months ended September 30, 2022, the Company recorded losses of $39,437 and $82,837, respectively, in connection with its equity method investment in Crafthouse Cocktails.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	698,304	429,299
Accrued commissions	496,276	457,269
Accrued bonuses	220,000	360,817
Due to seller of Be Social	—	304,169
Talent liability	2,343,906	2,908,357
Accumulated customer deposits	801,247	1,206,864
Other	512,867	563,809
Other current liabilities	$5,692,600	$6,850,584

NOTE 8 — DEBT

Total debt of the Company was as follows as of September 30, 2022 and December 31, 2021:

Debt Type	September 30, 2022	December 31, 2021
Convertible notes payable	$2,400,000	$2,900,000
Convertible note payable - fair value option	420,613	998,135
Non-convertible promissory notes	896,895	1,176,644
Loans from related party (see Note 9)	1,107,873	1,107,873
Total debt	$4,825,381	$6,182,652
Less current portion of debt	(516,036)	(307,685)
Noncurrent portion of debt	$4,309,345	$5,874,967

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

The table below details the maturity dates of the principal amounts for the Company’s debt as of September 30:

Debt Type	Maturity Date	2022	2023	2024	2025	2026	Thereafter
Convertible notes payable	Ranging from August to September 2024	$—	$—	$2,400,000	$—	$—	$—
Convertible note payable - fair value option	March 2030	—	—	—	—	—	500,000
Nonconvertible promissory notes	Ranging between June 2023 and December 2023(1)	27,935	868,960	—	—	—	—
Loans from related party	July 2024	—	—	1,107,873	—	—	—
		$27,935	$868,960	$3,507,873	$—	$—	$500,000

(1)	Pursuant to the terms of one of the nonconvertible promissory notes, the Company makes monthly payments of principal and interest. This note matures on December 2023; however, the amounts in the 2022 column represent principal payments to be made during the remainder of 2022.

Convertible Notes Payable

As of September 30, 2022, the Company has two outstanding convertible promissory notes in the aggregate principal amount of $2,400,000. The convertible promissory notes bear interest at a rate of 10% per annum, with initial maturity dates on the second anniversary of their respective issuances. The maturity date of each convertible promissory note has been extended by one year. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share.

The Company recorded interest expense related to convertible notes payable of $80,278 and $88,000 during the three months ended September 30, 2022 and 2021, respectively, and $215,278 and $130,482 during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company made cash interest payments amounting to $199,445 and $109,176 during the nine months ended September 30, 2022 and 2021, respectively, related to the convertible promissory notes.

As of September 30, 2022 and December 31, 2021, the principal balance of the convertible promissory notes of $2,400,000 and $2,900,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, on August 8, 2022, the holder of one convertible note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share. At the moment of conversion, accrued interest related to this note amounted to $5,278 and was paid in cash.

Subsequent to September 30, 2022, on October 4, 2022, October 18, 2022 and November 3, 2022, the Company issued three convertible promissory notes in the aggregate amount of $1,300,000. The convertible promissory notes bear interest at 10% per annum, mature on the second anniversary of their issuance and can be converted into shares of common stock, at the noteholder’s option at any time, at a purchase price based on a 90-day average closing market price per share of the common stock. Two of the convertible notes may not be converted at a price less than $2.50 per share and one of the convertible notes may not be converted at a price less than $2.00 per share.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2022 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $420,613 and $998,135 in noncurrent liabilities as of September 30, 2022 and December 31, 2021, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

The Company recorded a gain in fair value of $45,642 and a loss in fair value of $223,923 for the three months ended September 30, 2022 and 2021, respectively, and a gain in fair value of $577,522 and a loss in fair value of $826,398 for the nine months ended September 30, 2022 and 2021, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to the convertible note payable at fair value of $9,863 for both the three months ended September 30, 2022 and 2021, and $29,589 for both the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2022 and 2021, related to the convertible promissory notes at fair value.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Nonconvertible Promissory Notes

As of September 30, 2022, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $896,895, which bear interest at a rate of 10% per annum and mature between June and December 2023. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.3 million was repaid in cash.

As of September 30, 2022 and December 31, 2021, the Company had a balance of $516,036 and $307,685, respectively, net of debt discounts recorded as current liabilities and $380,859 and $868,959, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $22,719 and $30,317 for the three months ended September 30, 2022 and 2021, respectively, and $70,996 and $92,765 for the nine months ended September 30, 2022 and 2021, respectively. The Company made interest payments of $73,127 and $93,186 during the nine months ended September 30, 2022 and 2021, respectively, related to the nonconvertible promissory notes.

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on July 31, 2024.

As of both September 30, 2022 and December 31, 2021, the Company had a principal balance of $1,107,873, and accrued interest amounted to $138,712 and $55,849 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,924 for both the three months ended September 30, 2022 and 2021, and $82,863 for both the nine months ended September 30, 2022 and 2021, related to this loan from related party. The Company did not make cash payments during the nine months ended September 30, 2022, related to this loan from related party. The Company made cash interest payments amounting to $81,621 during the nine months ended September 30, 2021, related to this loan from related party.

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

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, prepaid and other current assets, accounts payable and other non-current liabilities are representative of their fair values because of the short turnover of these instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	September 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$4,452,562	$4,452,562	$7,688,743	$7,688,743
Restricted cash	1	1,140,483	1,140,483	541,883	541,883

Liabilities:
Convertible notes payable	3	$2,400,000	$2,168,000	$2,900,000	$2,900,000
Convertible note payable at fair value	3	420,613	420,613	998,135	998,135
Warrant liability	3	30,000	30,000	135,000	135,000
Contingent consideration	3	705,000	705,000	4,284,221	4,284,221

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Convertible notes payable

As of September 30, 2022, the Company has two outstanding convertible notes payable with aggregate principal amount of $2,400,000. See Note 8 for further information on the terms of these convertible notes.

		September 30, 2022		December 31, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in August 2024	3	$2,000,000	$1,811,000	$2,000,000	$1,998,000
10% convertible notes due in September 2024	3	400,000	357,000	900,000	902,000
		$2,400,000	$2,168,000	$2,900,000	$2,900,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	September 30, 2022	December 31, 2021
Stock Price	$2.65	$8.52
Minimum Conversion Price	$2.50	$2.50
Annual Asset Volatility Estimate	80%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.02% - 4.05%	0.61% - 0.64%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of September 30, 2022, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the Accounting Standards Codification (“ASC”) 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to September 30, 2022:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$998,135
(Gain) on change of fair value reported in the condensed consolidated statements of operations	(577,522)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2022	$420,613

The estimated fair value of the March 4th Note as of September 30, 2022 and December 31, 2021, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	September 30, 2022	December 31, 2021
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$2.65	$8.52
Expected term (years)	7.43	8.18
Volatility	100%	100%
Risk free rate	3.95%	1.47%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to September 30, 2022:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$135,000
(Gain) on change of fair value reported in the condensed consolidated statements of operations	(105,000)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2022	$30,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	September 30, 2022	December 31, 2021
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$2.65	$8.52
Expected term (years)	2.92	3.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	4.25%	1.07%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the condensed consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Change in fair value of contingent consideration” in the condensed consolidated statements of operations.

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

	Be Social
Inputs	As of September 30, 2022	As of December 31, 2021
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	3.33%	0.73%
Annual Asset Volatility Estimate	60.00%	85.00%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2021 to September 30, 2022:

	The Door(1)	Be Social(2)	B/HI(3)
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$2,381,869	$710,000	$1,192,352
(Gain) on change of fair value reported in the condensed consolidated statements of operations	(1,358,672)	(5,000)	(76,106)
Settlement of contingent consideration	(1,023,197)	—	(1,116,246)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2022	$—	$705,000	$—

(1)	During the year ended December 31, 2021, The Door achieved the conditions for the earnout consideration, which were settled on June 7, 2022 by payment of 279,562 shares of common stock. For the three and nine months ended September 30, 2021, the Company recorded gains of $280,000 and $100,000, respectively, in fair value of contingent consideration related to The Door in the condensed consolidated statements of operations.
(2)	For the three and nine months ended September 30, 2021, the Company recorded losses of $250,000 and $270,000, respectively, in fair value of contingent consideration related to Be Social in the condensed consolidated statements of operations.
(3)	For both the three and nine months ended September 30, 2021, the Company recorded a loss of $1,140,000 in fair value of contingent consideration related to B/HI in the condensed consolidated statements of operations. During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which were settled on June 14 and June 29, 2022, as described above.

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

During the nine months ended September 30, 2022, excluding the additional commitment shares disclosed above, the Company sold 1,035,000 shares of common stock, respectively, at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640, respectively. The LP 2021 Purchase Agreement was terminated effective August 12, 2022 and the Company did not sell any shares pursuant to this agreement during the three months ended September 30, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

2022 Lincoln Park Transaction

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

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50 and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2022 Purchase Agreement.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 57,313 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the condensed consolidated statements of operations.

During both the three and nine months ended September 30, 2022, excluding the additional commitment shares disclosed above, the Company sold 245,000 shares of common stock at prices ranging between $2.42 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $681,460. Subsequent to September 30, 2022, between October 1, 2022 and November 14, 2022, the Company sold 215,000 shares of common stock at prices ranging between $2.31 and $2.65 pursuant to the LP 2022 Purchase Agreement and received proceeds of $547,375.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has no value as of September 30, 2022.

NOTE 12 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 2,000,000 shares available to grant under the 2017 Plan. During the nine months ended September 30, 2022, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the nine months ended September 30, 2021, the Company did not issue any awards under the 2017 Plan.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022. The Company recognized compensation expense for RSUs of $52,520 and $166,582 for the three and nine months ended September 30, 2022, respectively, which is included in payroll and benefits in the condensed consolidated statements of operations. There was no share-based compensation recognized for the three and nine months ended September 30, 2021. As of September 30, 2022, unrecognized compensation expense related to RSUs of $51,965 is expected to be recognized over a weighted-average period of 0.21 years.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	—	$—
Granted	36,336	6.86
Forfeited	(4,404)	6.86
Vested	(24,357)	6.86
Outstanding (nonvested), September 30, 2022	7,575	$6.86

Shares issued related to an employment agreement

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, on July 27, 2022, the Company issued to Mr. Francisco 11,521 shares of Common Stock at a price of $4.34 per share, the closing sale price for the Common Stock on the date the shares were issued. Mr. Francisco’s employment agreement also entitles him to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 13 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(1,311,719)	$141,651	$(1,492,191)	$(3,780,392)
Net income attributable to participating securities	—	5,833	—	—
Net (loss) income attributable to Dolphin Entertainment common stock shareholders and numerator for basic (loss) earnings per share	(1,311,719)	135,818	(1,492,191)	(3,780,392)
Change in fair value of convertible notes payable	(45,642)	—	(577,522)	—
Change in fair value of warrants	(10,000)	—	(105,000)	—
Interest expense	9,863	—	29,589	—
Numerator for diluted (loss) earnings per share	$(1,357,498)	$135,818	$(2,145,124)	$(3,780,392)

Denominator
Denominator for basic EPS - weighted-average shares	9,664,681	7,740,085	9,307,830	7,551,974
Effect of dilutive securities:
Warrants	1,157	—	2,100	—
Convertible notes payable	127,877	—	127,877	—
Denominator for diluted EPS - adjusted weighted-average shares	9,793,715	7,740,085	9,437,807	7,551,974

Basic (loss) earnings per share	$(0.14)	$0.02	$(0.16)	$(0.50)
Diluted (loss) earnings per share	$(0.14)	$0.02	$(0.23)	$(0.50)

Basic (loss) earnings per share is computed by dividing income or loss attributable to the shareholders of common stock (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted (loss) earnings per share assume that any dilutive equity instruments, such as convertible notes payable and warrants were exercised and outstanding common stock adjusted accordingly, if their effect is dilutive.

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended September 30, 2021, the Company attributed $5,833 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating basic earnings per share. For the three months ended September 30, 2022 and the nine months ended September 30, 2022 and 2021, the Company had a net loss and as such the two-class method is not presented.

For the three and nine months ended September 30, 2022, the convertible promissory note carried at fair value and the outstanding warrants were included in the calculation of fully diluted loss per share. The other convertible notes carried at their principal loan amount, convertible into an aggregate of 578,313 and 663,801 weighted average shares for the three and nine months ended September 30, 2022 respectively, were not included in the calculation of diluted loss per share as their effect would be antidilutive. For the three months ended September 30, 2021, convertible promissory notes in the aggregate of 326,702 weighted average shares were not included in the calculation of diluted earnings per share and for the nine months ended September 30, 2021, convertible promissory notes and warrants in the aggregate of 273,594 weighted average shares were not included in the calculation of diluted loss per share because inclusion was considered to be anti-dilutive.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

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

As of September 30, 2022 and December 31, 2021, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,511,929 and $1,565,588, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for both the three months ended September 30, 2022 and 2021, and $196,336 for both the nine months ended September 30, 2022 and 2021. On June 15, 2022, the Company paid $250,000 to its CEO for interest owed on the accrued compensation.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

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

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, and B/HI, the Company assigned $5,116,568 of intangible assets, net of accumulated amortization of $8,353,432, and goodwill of $20,021,357 as of September 30, 2022 to the EPM segment. Equity method investments are included within the EPM segment.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
EPM	$9,899,013	$9,399,432	$29,366,748	$25,219,793
CPD	—	—	—	—
Total	$9,899,013	$9,399,432	$29,366,748	$25,219,793

Segment Operating Income (Loss):
EPM	$604,837	$507,658	$3,336,688	$488,077
CPD	(1,738,604)	(1,579,369)	(4,945,222)	(2,921,342)
Total operating (loss) income	(1,133,767)	(1,071,711)	(1,608,534)	(2,433,265)
Interest expense	(126,147)	(241,115)	(400,884)	(576,146)
Other income (expenses), net	55,642	1,454,477	682,522	(809,832)
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	$(1,204,272)	$141,651	$(1,326,896)	$(3,819,243)

	As of September 30, 2022	As of December 31, 2021

Total assets:
EPM	$48,366,935	$48,691,939
CPD	7,358,533	4,099,512
Total	$55,725,468	$52,791,451

NOTE 16 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through December 2027. The amortizable life of the right-of-use (“ROU”) asset is limited by the expected lease term. Although certain leases include options to extend, the Company did not include these in the ROU asset or lease liability calculations because it is not reasonably certain that the options will be executed.

On July 18, 2022, the Company entered into an agreement to sublet 17,554 rentable square feet in Los Angeles, California at a base rent of $3.61 per rentable square foot. The term of the sublease commenced on July 27, 2022 and expires on November 29, 2027 and allows for annual increases of 3% per annum throughout the term of the lease.

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2022 and 2021.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2022	2021	2022	2021
Operating lease costs	Selling, general and administrative expenses	$709,542	$620,121	$1,876,153	$2,029,524
Operating lease costs	Direct costs	—	—	—	60,861
Sublease income	Selling, general and administrative expenses	(106,247)	—	(228,230)	—
Net lease costs		$603,295	$620,121	$1,647,923	$2,090,385

During the nine months ended September 30, 2022, the Company recorded an impairment of its ROU asset amounting to $98,857, related to the sublease of one of the Company’s subsidiaries’ offices, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Lease Payments

For the nine months ended September 30, 2022 and 2021, the Company made payments in cash related to its operating leases in the amounts of $1,567,453 and $2,067,546, respectively.

Future maturities lease payments for operating leases for the remainder of 2022 and thereafter, were as follows:

2022	$695,949
2023	2,659,521
2024	2,550,664
2025	1,979,589
2026	1,782,057
Thereafter	719,797
Total lease payments	$10,387,577
Less: Imputed interest	(1,772,284)
Present value of lease liabilities	$8,615,293

As of September 30, 2022, the Company’s weighted average remaining lease term on its operating leases is 3.60 years and the Company’s weighted average discount rate is 8.63% related to its operating leases.

NOTE 17 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. During the three and nine months ended September 30, 2022, the Company paid $1,000,000 and $1,500,000, respectively, pursuant to the Blue Angels Agreement, which were recorded as capitalized production costs.

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

As production of the documentary motion picture is still in the early stages, no income or expense has been recorded in connection with the Blue Angels Agreement during the three and nine months ended September 30, 2022.

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

IMAX Co-Production Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded $1,500,000 and has committed to fund up to an additional $500,000 of the production budget, which is expected to be disbursed in the first quarter of 2023.

NOTE 19 — SUBSEQUENT EVENTS

On October 2, 2022, the Company minted and offered for sale a collection of 7,777 non-fungible tokens (“NFT”s), titled Creature Chronicles: Exiled Aliens. The collection generated approximately 13,175 Solana (“SOL”) equivalent to approximately $435,000 on the date of the sale.

On November 14, 2022, (the “Closing Date”), the Company, through its wholly owned subsidiary, MidCo LLC, (“MidCo”), acquired all of the issued and outstanding membership interest of Socialyte, LLC, a Delaware limited liability company, (“Socialyte”), pursuant to a membership purchase agreement between the Company and NSL Ventures, LLC (“Seller”). Socialyte is a New York and Los Angeles based creative agency specializing in social media influencer marketing campaigns for brands.

The consideration paid by the Company in connection with the acquisition of Socialyte is $13,000,000 plus the potential to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022. On the Closing Date, the Company paid the Seller $5,000,000 cash, issued the Seller 1,346,257 shares of its Common Stock and issued the Seller a $3,000,000 unsecured promissory note, which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its Common Stock in satisfaction of the Closing Date working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which the Company guaranteed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content production company. Through our subsidiaries, 42West, The Door, Shore Fire, Viewpoint and Be Social, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries. 42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities and Be Social provides influencer-marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

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

We have also established an investment strategy, “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or to acquire ownership interest in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within Dolphin 2.0. We intend to enter into additional investments during 2022 and 2023, but there is no assurance that we will be successful in doing so, whether in 2022, 2023 or at all.

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

Dolphin 2.0

We believe our ability to engage a broad consumer base through our best-in-class pop culture marketing assets provides us an opportunity to make investments in products or companies which would benefit from our collective marketing power. We call these investments “Dolphin 2.0” (with “Dolphin 1.0” being the underlying businesses of each of our subsidiaries mentioned above). Simply put, we seek to own an interest in some of the assets we are marketing. Specifically, we want to own an interest in assets where our experience, industry relationships and marketing power will most influence the likelihood of success. This leads us to seek investments in the following categories of assets: 1) Content; 2) Live Events; and 3) Consumer Products.

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

On October 2, 2022, we minted (offered for sale) our first collection, “Creature Chronicles: Exiled Aliens”, a generative art collection of 7,777 unique avatars designed by Anthony Francisco, former Marvel Studio artist. The collection generated approximately 13,175 SOL, equaling approximately $435,000.

Our second Dolphin 2.0 investment was made in October, 2021, when we acquired an ownership interest in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre opened on September 21, 2022. The restaurant, Hidden Leaf, opened on July 6, 2022.

Our third Dolphin 2.0 investment was made in December, 2021, when we acquired an ownership interest in Crafthouse Cocktails, a pioneering brand of ready-to-drink, all-natural classic cocktails. During the third quarter of 2022, Crafthouse Cocktails began its first international operations, with distribution in London, United Kingdom.

We have also made our first content investment under Dolphin 2.0. See Note 17 above for details regarding our Collaborative Arrangement with IMAX for production and distribution of the documentary feature “The Blue Angels.”

COVID Update

The continued spread of new COVID-19 variants did not have a significant impact on our business during the quarter ended September 30, 2022. The future course of the pandemic could have adverse effects in the U.S and global economies and thus negatively impact our business and financial results.

Revenues

For the three and nine months ended September 30, 2022 and 2021, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment generates its revenues from providing public relations services for celebrities, musicians and brands, entertainment and targeted content marketing for film and television series, strategic communications services for corporations, public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. Refer to discussion under Revenues in the Results of Operations section below for further discussion on the revenues from the content production segment.

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

We earn entertainment publicity and marketing revenues primarily through the following:

●	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. We believe that the proliferation of content, both traditional and on social media, will lead to an increasing number of individuals seeking such services, which will drive growth and revenue in our Talent departments for several years to come.

●	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from virtually all the major studios and streaming services, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

●	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations. We believe that growth in the Strategic Communications division will be driven by increasing demand for these varied services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors.

●	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries will be accretive to our revenue.

●	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events, as well as editorial work on behalf of brand clients. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget. On June 29, 2022 and September 30, 2022, respectively, we made payments in the amount of $500,000 and $1,000,000 pursuant to this agreement. We anticipate a final $500,000 payment to be made in Q1 2023.

 Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Acquisition costs include professional fees incurred as part of the acquisition of our subsidiaries.

(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’ acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations.

(7)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and nine months ended September 30, 2022, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) changes in fair value of warrants; and (3) interest expense. For the three and nine months ended September 30, 2021, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) change in fair value of convertible notes; (3) change in fair value of warrants and (4) interest expense. For the nine months ended September 30, 2021, other income and expenses also included a change in the fair value of put rights.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2022 as compared to three and nine months ended September 30, 2021

Revenues

For the three and nine months ended September 30, 2022 and 2021 revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Entertainment publicity and marketing	$9,899,013	$9,399,432	$29,366,748	$25,219,793
Total revenue	$9,899,013	$9,399,432	$29,366,748	$25,219,793

Revenues from entertainment publicity and marketing increased by approximately $0.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year. The increase is primarily driven by increased revenues across most of our subsidiaries, as cross-selling across our subsidiaries has provided additional customers and increased demand for the service our subsidiaries provide.

We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles. We expect to begin generating income in our content production segment in the second half of 2023 with the release of the Blue Angels documentary film.

Expenses

For the three and nine months ended September 30, 2022 and 2021, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Expenses:
Direct costs	$837,429	$991,708	$2,941,044	$2,578,295
Payroll and benefits	7,030,814	5,875,755	20,947,531	16,770,091
Selling, general and administrative	1,663,288	1,519,812	4,644,264	4,234,309
Acquisition costs	315,800	—	315,800	22,907
Depreciation and amortization	415,836	475,207	1,248,621	1,436,189
Change in fair value of contingent consideration	(5,000)	1,110,000	(1,439,778)	1,310,000
Legal and professional	774,613	498,661	2,317,800	1,301,267
Total expenses	$11,032,780	$10,471,143	$30,975,282	$27,653,058

Direct costs decreased by approximately $0.2 million and increased by approximately $0.4 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The increase in direct costs is mainly driven by $0.9 million of NFT production and marketing costs for the nine months ended September 30, 2022, respectively, that were not present in the same period in 2021, offset by approximately $0.5 million decrease in direct costs primarily attributable to a decrease in Viewpoint’s revenue as compared to the nine months ended September 30, 2021. The decrease in direct costs of approximately $0.2 million for the three months ended September 30, 2022 is primarily attributable to the decrease in Viewpoint’s revenue, in comparison with the same period in the prior year, as Viewpoint incurs third party costs related to the production of marketing materials, which are included in direct costs.

Payroll and benefits expenses increased by approximately $1.2 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, primarily due to additional headcount in 2022 to support the growth of our business and stock compensation issued to our employees under the 2017 Plan.

Selling, general and administrative expenses increased by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, mainly due to the fair value of the commitment shares issued as consideration for the Lincoln Park agreement and a $98.9 thousand impairment of an ROU asset.

Acquisition costs for the three and nine months ended September 30, 2022 were $0.3 million, related to our acquisition of the membership interest of Socialyte LLC on November 14, 2022. Acquisition costs for the three and nine months ended September 30, 2021 were not significant, as the Company did not have any significant acquisition activity during 2021.

Depreciation and amortization remained consistent for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Change in fair value of the contingent consideration was a $5.0 thousand gain and $1.4 million gain for the three and nine months ended September 30, 2022, respectively, compared to the change in fair value of the contingent consideration of $1.1 million loss and a $1.3 million loss for the three and nine months ended September 30, 2021, respectively. The main components of the change in fair value of contingent consideration were the following:

•	The Door: this contingent consideration was settled in June 2022, therefore no changes were recorded in the three months ended September 30, 2022. The Company recorded a $0.3 million gain for the three months ended September 30, 2021, and a $1.4 million gain and $0.1 million gain for the nine months ended September 30, 2022 and 2021, respectively.
•	B/HI: this contingent consideration was settled in June 2022, therefore no changes were recorded in the three months ended September 30, 2022. The Company recorded a $1.1 million loss for the three months ended September 30, 2021, and a $76.1 thousand gain and $1.1 million loss for the nine months ended September 30, 2022 and 2021, respectively.
•	Be Social: $5.0 thousand gain and $0.3 million loss for the three months ended September 30, 2022 and 2021, respectively, and $5.0 thousand gain and $0.3 million loss for the nine months ended September 30, 2022 and 2021, respectively.

Legal and professional fees increased by approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 due primarily to: (1) entering into the 2022 Lincoln Park agreement and related filing of the Registration Statement on Form S-1 during the third quarter of 2022 and (2) legal, consulting and audit fees related to our restatement of the September 30, 2021 Form 10-Q, revisions of the Forms 10-Q for March 31, 2021 and June 30, 2021 included in our Form 10-K filed on May 26, 2022 and fees associated with our change of auditors.

Other Income and Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Other Income and expenses:
Gain on extinguishment of debt, net	$—	$1,733,400	$—	$2,689,010
Loss on disposal of fixed assets	—	—	—	(48,461)
Change in fair value of convertible note	45,642	(223,923)	577,522	(826,398)
Change in fair value of warrants	10,000	(55,000)	105,000	(2,552,877)
Change in fair value of put rights	—	—	—	(71,106)
Interest expense	(126,147)	(241,115)	(400,884)	(576,146)
Total other (expenses) income, net	$(70,505)	$1,213,362	$281,638	$(1,385,978)

We did not record any gain or loss on extinguishment of debt for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recorded a gain on extinguishment of debt of approximately $1.8 million and $2.7 million, respectively, in connection with forgiveness of the PPP Loans of 42West, Dolphin, Viewpoint, Shore Fire and The Door. Both periods were offset by a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock.

We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, we recorded a change in the fair value of the convertible note issued in 2020 in the amount of a $45,642, gain and $0.2 million loss, respectively. For the nine months ended September 30, 2022 and 2021, we recorded a change in the fair value of the convertible note issued in 2020 in the amount of a gain of $0.6 million and a loss of $0.8 million, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all of the gain in the change in fair value was recorded within net (loss) income.

Warrants issued with the convertible note payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of $2.5 million on our condensed consolidated statements of operations. The fair value of the 2020 warrants that were not exercised decreased by approximately $10.0 thousand and $0.1 million; therefore, we recorded a change in the fair value of the warrants for the three and nine months ended September 30, 2022 for those amounts, respectively, on our condensed consolidated statements of operations.

The fair value of put rights related to the 42West acquisition were recorded on our condensed consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. The fair value of the put rights decreased by approximately $71,000 for the nine months ended September 30, 2021. The final put rights were settled in March of 2021; therefore we did not have a liability related to the put rights as of September 30, 2022 and no changes in fair value occurred in 2022.

Interest expense decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, primarily due to lower convertibles and nonconvertible notes outstanding during 2022, as compared to the same periods in the prior year.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

For the three and nine months ended September 30, 2022, we recorded losses of $39,437 and $82,837, respectively, from our equity investment in Crafthouse Cocktails. The Crafthouse Cocktails investment was not present in the three and nine months ended September 30, 2021.

Midnight Theatre commenced operations at the end of the second quarter of 2022; we recorded a loss of $60,786 thousand for the three months ended September 30, 2022. No equity gains or losses have been recorded prior to the third quarter of 2022.

Income Taxes

We recorded an income tax expense of $7,224 and $21,672 for the three and nine months ending September 30, 2022, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

We recorded an income tax benefit of $38,851 for the nine months ended September 30, 2021, due to a reduction of the valuation allowance, as the net deferred tax asset was reduced as a result of the deferred tax liability recorded in the B/HI acquisition. There was no income tax expense or benefit for the three months ended September 30, 2021.

Net (Loss) Income

Net loss was approximately $1.3 million or $0.14 per share based on 9,664,681 weighted average shares outstanding for basic loss per share and $0.14 per share based on 9,793,715 weighted average shares on a fully diluted basis earnings per share for the three months ended September 30, 2022. Net income was approximately $0.1 million or $0.02 per share based on 7,740,085 weighted average shares outstanding for both basic and diluted earnings per share for the three months ended September 30, 2021. The change in net income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, is related to the factors discussed above.

Net loss was approximately $1.5 million or $0.16 per share based on 9,307,830 weighted average shares outstanding for basic loss per share and $0.23 per share based on 9,437,807 weighted average shares on a fully diluted basis earnings per share for the nine months ended September 30, 2022. Net loss was approximately $3.8 million or $0.50 per share based on 7,551,974 weighted average shares outstanding for both basic and diluted loss per share for the nine months ended September 30, 2021. The change in net loss for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(3,634,388)	$519,960
Net cash used in investing activities	(3,172,544)	(525,856)
Net cash provided by financing activities	4,169,351	4,563,305
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,637,581)	4,557,409

Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$5,593,045	$13,194,785

Operating Activities

Cash used in operating activities was $3.6 million for nine months ended September 30, 2022, a change of $4.1 million from cash provided by operating activities of $0.5 million for nine months ended September 30, 2021. The change in cash flows from operations was primarily as a result of:

•	$4.1 million decrease in non-cash changes in the fair value of liabilities, such as warrants, convertible notes and put rights;
•	$2.7 million decrease in non-cash changes in the fair value of contingent consideration, primarily driven by changes in the price of the Company’s stock;
•	$1.5 million payment related to IMAX agreement previously discussed; and
•	$1.2 million in changes in other operating assets and liabilities.

The above changes were offset by:

•	$2.3 million of additional cash generated from our operating results, driven by the further growth of the business;
•	$2.7 million of a gain on extinguishment of debt in the nine months ended September 30, 2021 primarily related to the forgiveness of PPP Loans, which was not present in 2022; and
•	$3.0 million of non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of ROU asset, impairment of capitalized production costs and other non-cash losses.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 were $3.2 million related primarily to the issuance of notes receivable. Cash flows used in investing activities for the nine months ended September 30, 2021 were $0.5 million entirely related to the acquisition of B/HI, net of cash acquired.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2022 were $4.2 million which mainly related to:

Inflows:

•	$5.1 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.6 million from the cash portion of the contingent consideration payment to B/HI seller; and
•	$0.3 of repayment of notes payable.

Cash flows provided by financing activities for the nine months ended September 30, 2021 were $4.6 million, which mainly related to:

Inflows:

•	$5.9 million of proceeds from convertible notes payable.

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.3 million of repayment of the term loan; and
•	$71.5 thousand of repayment of notes payable.

Debt and Financing Arrangements

As described below in further detail, we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities and reducing our overall debt position. Total debt amounted to $4.8 million as of September 30, 2022 compared to $6.2 million as of December 31, 2021, a reduction of $1.4 million or 22.0%.

Our debt obligations in the next twelve months from September 30, 2022 increased slightly from the obligations as of December 31, 2021. The current portion of the long-term debt increased to $0.5 million from $0.3 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, are sufficient to meet our debt requirements.

2021 Lincoln Park Transaction

On December 29, 2021, we entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of our shares of common stock from time to time over a 36-month period.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time we signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, we issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. In addition, we issued an additional 37,019 commitment shares on March 7, 2022.

During the nine months ended September 30, 2022, excluding the additional commitment shares disclosed above, we sold 1,035,000 shares of common stock, respectively, at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640, respectively.

In connection with entering into the 2022 LP Purchase Agreement, the prior LP 2021 Purchase Agreement, dated as of December 29, 2021 by and between us and Lincoln Park was terminated effective as of August 10, 2022 and no shares were sold during the three months ended September 30, 2022 pursuant to the LP 2021 Purchase Agreement.

2022 Lincoln Park Transaction

On August 10, 2022, we entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park, pursuant to which we could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period.

We may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50, and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2022 Purchase Agreement.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time we signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, we issued 57,313 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the condensed consolidated statements of operations.

During both the three and nine months ended September 30, 2022, excluding the additional commitment shares disclosed above, we sold 245,000 shares of common stock at prices ranging between $2.42 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $681,460. Between October 1, 2022 and November 14, 2022, we sold 215,000 shares of common stock at prices ranging between $2.31 and $2.65 pursuant to the LP 2022 Purchase Agreement and received proceeds of $547,375.

We evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. We have analyzed the terms of the freestanding put right and have concluded that it has no value as of September 30, 2022.

Convertible Notes Payable

As of September 30, 2022, we had two outstanding convertible promissory notes in the aggregate principal amount of $2.4 million. The convertible promissory notes bear interest at a rate of 10% per annum and mature on the third anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our common stock but not at a price less than $2.50 per share.

As of September 30, 2022, the principal balance of the convertible promissory notes of $2.4 million was recorded in current liabilities under the caption, “Convertible Notes Payable” on our condensed consolidated balance sheets.

We recorded interest expense of $80,278 and $215,278 in the three and nine months ended September 30, 2022, respectively, and made cash interest payments amounting to $199,445 during the nine months ended September 30, 2022, related to the convertible notes payable.

During the three and nine months ended September 30, 2022, the holder of one convertible note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share. At the moment of conversion, accrued interest related to this note amounted to $5,278 and was paid in cash.

On October 4, 2022, October 18, 2022 and November 3, 2022, we issued three convertible promissory notes in the aggregate amount of $1,300,000. The convertible promissory notes bear interest at 10% per annum, mature on the second anniversary of their issuance and can be converted into shares of common stock, at the noteholder’s option at any time. Two of the convertible notes may not be converted at a price less than $2.50 per share and one of the convertible notes may not be converted at a price less than $2.00 per share.

It is our experience that convertible notes, including their accrued interest, are converted into shares of the Company’s common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Convertible Notes Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $0.5 million as of September 30, 2022 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations. As of September 30, 2022, we had a balance of $0.4 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

We recorded interest expense of $9,863 and $29,589 in the three and nine months ended September 30, 2022, respectively, and made cash interest payments amounting to $29,589 during the nine months ended September 30, 2022, related to the convertible note payable at fair value.

Similar to the Convertible Notes discussed above, our historical experience has been that these convertible notes are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of September 30, 2022, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $0.9 million, which bear interest at a rate of 10% per annum and mature between June and December 2023. For these nonconvertible promissory notes, we had a balance of $0.5 million and $0.4 million recorded as current and noncurrent liabilities, respectively, as of September 30, 2022. On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $0.2 million was repaid in cash.

We recorded interest expense of $22,719 and $70,996 in the three and nine months ended September 30, 2022, respectively, and made cash interest payments amounting to $73,127 during the nine months ended September 30, 2022, related to the nonconvertible promissory notes.

IMAX Agreement

As discussed in Note 17 to our condensed consolidated financial statements, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded $1,500,000 and has committed to fund up to an additional $500,000 of the production budget, which is expected to be disbursed in the first quarter of 2023.

Convertible Notes Receivable

As of September 30, 2022, we hold convertible notes receivable from JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

As of September 30, 2022, the Midnight Theatre notes amount to $4,323,153, including accrued interest receivable of $215,073, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the three months ended September 30, 2022, Midnight Theatre issued the Company nine notes amounting to $869,280 in the aggregate on the same terms as the previous notes.

In addition, during the nine months ended September 30, 2022, we held a convertible note receivable from Stanton South LLC, which operates Crafthouse Cocktails. This note amounted to $500,000 and was mandatorily redeemable by February 1, 2022; on that date the Crafthouse Cocktails note was converted and we were issued Series 2 membership interests of Stanton South LLC. As of September 30, 2022, the Company does not have an outstanding note receivable from Stanton South LLC.

Socialyte Acquisition

As discussed in Note 19 to our condensed consolidated financial statements, on November 14, 2022, (the “Closing Date”), we acquired all of the issued and outstanding membership interest of Socialyte. The total consideration amounted to $13.0 million plus the potential to earn up to an additional $5.0 million upon meeting certain financial targets in 2022. On the Closing Date, we paid $5.0 million cash, issued the Seller 1,346,257 shares of our Common Stock and issued the Seller a $3.0 million unsecured promissory note, which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, we issued the Seller 685,234 shares of our Common Stock in satisfaction of the Closing Date working capital adjustment.

We partially financed the cash portion of the consideration with a secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which we guaranteed. This loan amounted to $3.0 million, carries a fixed rate of 7.37% and has a five year term.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As a result of entering into a collaborative arrangement in September 2022, we have updated our revenue recognition accounting policy to include the information as detailed below. There were no other significant changes to our critical accounting policies during the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customer guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our condensed consolidated statements of operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 26, 2022, which have not been remediated as of the date of the filing of this report.

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

Management is beginning the process of implementing and monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes our planned remedial efforts will effectively remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address control deficiencies or determine it necessary to modify the remediation plan described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

The following table presents information related to our repurchases of our shares of Common Stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2022 – 7/31/2022	—	$—	—	—
8/1/2022 – 8/31/2022	—	—	—	—
9/1/2022 – 9/30/2022	17	3.85	—	—
Total	17	$3.85	—	—

——————

(1)	The Company purchased shares of common stock issued to employees pursuant to the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan to settle employee tax obligations on the value of the shares issued when the restricted stock units vested on September 15, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Item 1.01	Entry into a Material Definitive Agreement.

On November 14, 2022 (the “Closing Date”), Dolphin Entertainment, Inc., a Florida corporation (the “Company”), through its wholly-owned subsidiary Social MidCo, LLC (“MidCo”), acquired all of the issued and outstanding membership interests of Socialyte, LLC, a Delaware limited liability company (“Socialyte”), pursuant to a membership interest purchase agreement dated the Closing Date (the “Purchase Agreement”), between the Company and NSL Ventures, LLC (“Seller”). Socialyte is a NY and Los Angeles-based creative agency specializing in social media influencer marketing campaigns for brands.

The consideration paid by the Company in connection with the acquisition of Socialyte is $13,000,000 plus the potential to earn up to an additional $5,000,000 upon completion of an earn-out more fully described in the Purchase Agreement. On the Closing Date, the Company paid the Seller $5,000,000 cash, issued the Seller 1,346,257 shares of its Common Stock and issued the Seller a $3,000,000 unsecured promissory note, which is be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its Common Stock in satisfaction of the Closing Date working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan (the “Term Loan”) from Bank Prov with MidCo and Socialyte as co-borrowers. The Company also entered into a guaranty of the Term Loan.

The foregoing description of the Purchase Agreement is only a summary and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 1.01.

The Purchase Agreement is filed with this Quarterly Report on Form 10-Q to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, Socialyte or any other party to the Purchase Agreement. The representations, warranties and covenants contained in the Purchase Agreement were made solely for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Purchase Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purpose of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders. Security holders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Socialyte or any other party thereto. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures, except to the extent required by law.

Item 2.01	Completion of Acquisition or Disposition of Assets.

The disclosures set forth in Item 1.01 of this above are incorporated by reference into this Item 2.01.  The Company intends to file the required financial statements of Socialyte and pro forma financial information in a Current Report on Form 8-K within 71 days of this report.

Item 3.02	Unregistered Sales of Equity Securities.

The information set forth in Item 1.01 of this Quarterly Report on Form 10-Q is incorporated by reference in this Item 3.02.  The shares of Common Stock issued or to be issued by the Company to Seller pursuant to the Purchase Agreement have been or will be, as applicable, issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. The Seller represented to the Company that it is an “accredited investor” as defined in Rule 501(a) promulgated under the Securities Act.

Item 7.01	Regulation FD Disclosure.

On November 14, 2022, the Company issued a press release announcing the acquisition of Socialyte. The information contained in this Item 7.01 shall not be deemed “filed” with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the Company under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1**	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended as of September 29, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2022).
10.1*	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 14, 2022.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

