Form 10-K
period 2022-12-31
Dolphin Entertainment, Inc.
filed 2023-03-31
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by a check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting from that prepared or issued its audit report: ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25,511,503

Number of shares outstanding of the registrant’s common stock as of March 23, 2023: 12,619,434

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this Form 10-K contains forward-looking statements regarding:

•	the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;
•	the impacts of the novel coronavirus (COVID-19) pandemic and the measures to contain its spread, including social distancing efforts and restrictions on businesses, social activities and travel, any failure to realize anticipated benefits from the rollout of COVID-19 vaccination campaigns and the resulting impact on the economy, our clients and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;
•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•	our expectations regarding the potential benefits and synergies we can derive from our acquisitions;
•	our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;
•	our beliefs regarding our competitive advantages;
•	our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;
•	our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;
•	our intention to expand into television production in the near future;
•	our belief regarding the transferability of 42West, The Door, Shore Fire, Viewpoint, Be Social, Socialyte and B/HI’s skills and experience to related business sectors and our intention to expand our involvement in those areas;
•	our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;
•	our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;
•	our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern;
•	our history of net losses and our ability to generate a profit;
•	our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;
•	the effect of the COVID-19 outbreak on our business and operations;
•	our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;
•	our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

ii

•	loss of a significant number of entertainment publicity and marketing clients;
•	the ability of key clients to increase their marketing budgets as anticipated;
•	our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;
•	uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;
•	lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products PR sectors;
•	economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
•	economic factors that adversely impact the food and hospitality industries, such as those economic factors from the global outbreak of COVID-19;
•	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
•	our ability to attract and/or retain the highly specialized services of the 42West, The Door, Viewpoint, Shore Fire, Be Social, Socialyte and B/HI executives and employees and our CEO;
•	availability of financing from investors under favorable terms;
•	our ability to adequately address material weaknesses in internal control over financial reporting; and
•	uncertainties regarding the outcome of pending litigation.

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

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and premium content development company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation, Inc. (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”), B/HI Communications, Inc. (“B/HI”) and Socialyte LLC (“Socialyte”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries. 42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. (B/HI is considered a division of 42West throughout the rest of our discussion.) Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social and Socialyte provide influencer marketing capabilities through their roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, Shore Fire, The Door, Viewpoint, Be Social and Socialyte and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media and influencer marketing, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and a department within Dolphin, which produce and distribute feature films and digital content.

With respect to our entertainment publicity and marketing segment, we currently see a favorable environment for organic growth. The original content budgets of many large studios and streaming services have grown considerably the past few years and are expected to continue to do so for the foreseeable future. Furthermore, we have seen the entrance of large streaming services such as Disney+, Apple TV, Peacock (from NBCUniversal), HBO Max, Paramount+ and Discovery, all to compete with Netflix, Amazon and Hulu. We believe that the foremost differentiating factor for all of these platforms will be original programming and, consequently, it is anticipated that there will be an increase of tens of billions of dollars in programming spent across the market. We also believe that each of these original shows will need substantial public relations and marketing campaigns to drive consumer awareness of both the shows themselves and the respective platforms on which to find them.

Additionally, we have endeavored to create a “marketing super group,” combining marketing, public relations, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries. By way of example, our initial public relations companies (42West, Shore Fire, and The Door) have identified the capability to run influencer marketing campaigns for clients as a “must have” in today’s environment, which requires the ability to drive social media awareness and engagement. Thus, we believe that our subsidiaries, Be Social and Socialyte provide a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space and will continue to fuel topline revenue growth as the average revenue per client increases with the cross-selling of influencer marketing services. Furthermore, influencer marketing campaigns are also considered essential to so many consumer products earned media campaigns in today’s online marketplace, creating large cross-selling opportunities between our PR agencies and Be Social’s and Socialyte’s expertise and services.

We believe that our expanding portfolio of public relations and marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class service providers across a variety of entertainment and lifestyle verticals. We further believe that with each new acquisition in this space, our portfolio will increase its breadth and depth of services and, therefore, be able to offer an even more compelling opportunity for other industry leaders to join and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment.

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

The first of our 2.0 investments was in the new world of NFTs (Non-Fungible Tokens). Initially, we had seen a large opportunity in this sector. Even without broad consumer adoption, the NFT market grew dramatically in 2021, from an estimated $250 million in 2020 to over $40 billion in 2021, according to Bloomberg. We had believed the NFT market would continue to grow at a rapid pace for years to come, driven by the combination of 1) the ability of consumers to purchase using a credit card (and not just with cryptocurrencies); 2) consumer-friendly pricing options (previously not readily available due to large “gas fees” charged by both sellers and buyers of NFTs to offset the energy consumption required to “mint” the NFT for sale); and 3) popular entertainment and pop culture collectibles being offered.

In March 2021, we announced our intentions to enter into the production and marketing of NFTs. In August, 2021, we announced we would develop and launch NFT collections across all major entertainment industry verticals (film, television, music, gaming, etc.). In October, 2021, we announced the hiring of Anthony Francisco, former Senior Visual Development Artist at Marvel Studios, and designer of many iconic characters in the Marvel Cinematic Universe, to be Creative Director of our NFT studios. And in December, 2021, we unveiled our first collection, entitled “Creature Chronicles: Exiled Aliens,” a generative art collection of 10,000 unique avatars created by Mr. Francisco. On October 2, 2022, the Company minted and offered for sale a collection of 7,777 Creature Chronicles: Exiled Aliens NFTs. The collection generated approximately 13,175 Solana (“SOL”) equivalent to approximately $429,000 on the date of the sale, of which we netted approximately $300,000.

Despite the success of a “sold out” collection (in approximately 90 minutes on a Sunday afternoon), we no longer have immediate plans to design and sell additional NFT collections, due to the tremendously uncertain macro environment surrounding cryptocurrencies in general (still the primary payment form for NFTs), and NFTs in particular.

Our second Dolphin 2.0 investment was made in October, 2021, when we acquired an ownership stake in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre held its soft opening in September 2022 and is expected to be fully operating by fourth quarter of 2023. The Midnight Theatre will feature three distinct experiences for guests: the theatre itself; a separate pan-Asian restaurant, Hidden Leaf; and a ground-level café. We manage all aspects of publicity and marketing for the venue (both theatre and restaurant), as well as facilitate talent and commercial relationships within the entertainment and culinary industries.

The Midnight Theatre will have a weekly schedule of performances and immersive experiences across music, comedy, Broadway, and narrative magic shows programmed at the 160-seat venue. The contemporary variety theatre integrates state-of-the-art 270 degree projection mapped visuals into live performances, allowing for unprecedented intimacy between performers and guests. The Midnight Theatre also has built in live-stream capabilities, allowing for events inside the theatre to expand beyond into other theaters, people’s homes and corporate offices. The theatre will be available to host live streamed podcasts, comedy specials, music events, Broadway cabarets, corporate keynote events and more.

Hidden Leaf, the modern pan-Asian restaurant concept on the second floor of The Midnight Theatre space, led by acclaimed restauranteur Josh Cohen, commenced operations on July 2022. The restaurant features a 75-seat dining room, 20-seat private dining room and a 40-seat lounge/bar area. Hidden Leaf will be open for both lunch and dinner and will incorporate world-class food with interactive elements such as table-side prep, wine consignments, and memberships.

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

Lastly our fourth Dolphin 2.0 investment was made in June, 2022, when we entered into a multi-year deal with IMAX to jointly finance the development and production of a slate of feature-length documentaries for the global market. The first project under this deal is for “The Blue Angels,” co-produced by legendary Hollywood filmmaker J.J. Abrams and his Bad Robot Productions. “The Blue Angels” follows the newest class of the storied Navy and Marine Corps flight squadron through intense training and into their first season of heart-stopping aerial artistry, while also sharing the emotional stories of the veterans on the team who, this year, will take their final flights. It will mark the first time the iconic blue and yellow F/A-18 Super Hornets will be featured in IMAX. The film is expected to be released in IMAX theaters in the second half of 2023.

Growth Opportunities and Strategies

For Dolphin 1.0, we are focused on driving growth through the following efforts:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the last three years represents tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisitions of Be Social, Socialyte and Viewpoint, 42West has the ability to both structure influencer marketing campaigns and create promotional and marketing content for clients, which are critical services for entertainment content marketers in today’s digital world.

Through our acquisition of B/HI in January, 2021 (considered a division of 42West), 42West has entered into the “sister” entertainment verticals of video gaming and e-sports. We believe these industries represent a tremendous growth opportunity for 42West.

Furthermore, the growing involvement in non-entertainment businesses by many of our existing entertainment clients has allowed 42West to establish a presence and develop expertise outside its traditional footprint. Using this as a foundation, we are now working to expand our involvement in these new areas, including consumer products “fronted” by recognizable celebrities or “branded” with recognizable intellectual property.

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

Expand and grow The Door through the expansion of its Consumer Products PR business. The Door’s market-leading position in both the food and hospitality verticals, with many clients that have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful entry into the high-margin consumer products PR business with potential clients both inside and outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products PR accounts at The Door. Such accounts often generate higher monthly fees and longer-term engagements than any other of our customer verticals.

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

Diversify Be Social’s and Socialyte’s Client Bases. Be Social and Socialyte are leading influencer marketing agencies, with a specialization in the beauty, fashion and wellness industries. Through 42West, The Door and Shore Fire, Be Social and Socialyte can offer their services to several new verticals, including motion picture and television content, podcasts, musical artists and labels, restaurant groups, hotels and resorts, the travel industry, the gaming and e-sports industry, and the marketers of broader consumer products. The ability for Be Social and Socialyte to reach clients of 42West, The Door and Shore Fire provides Be Social and Socialyte with the opportunity to diversify their client bases, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

Cross-Sell Be Social’s and Socialyte’s Expertise Across Both Paid and Organic Influencer Campaigns. Be Social has a well-regarded brand marketing division specializing in organic influencer campaigns (i.e. wherein brands supply free product to influencers to sample, but do not pay the influencers for guaranteed posts). Socialyte has a well-regarded brand marketing division specializing in paid influencer campaigns (i.e. wherein brands pay influencers to promote their products, whether or not free products are distributed to the influencer). Brands often run both types of campaigns, organic and paid, during the same campaign cycle. By being able to offer both services to brands, we anticipate a strong “cross-selling” business between the brand divisions of Be Social and Socialyte, increasing the “wallet share” from each of the brand clients of the respective companies.

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

Promotion of Midnight Theatre. As noted above, Midnight Theatre is currently scheduled to fully open with seven days a week of programming, by the end of the fourth quarter of this year. All Dolphin PR and Marketing subsidiaries will support the promotional campaigns for the opening of Midnight Theatre. We will also seek to support the programming slate of the theatre itself, through our relationships across music, Broadway and other forms of entertainment.

Assist Crafthouse Cocktails on its expansion. We believe Crafthouse Cocktails is a fantastic product, poised for growth. We will seek to create and execute PR and marketing campaigns to assist Crafthouse in growing its retail presence, both in states where the brand currently is available, as well as new states across the country.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing, video game and eSports marketing, and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and in March 2022 (the most recent year of such rankings), 42West was ranked #2 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment PR firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

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

Be Social and Socialyte

Through Be Social and Socialyte, our influencer marketing agencies, we offer brand marketing services ( both paid and organic influencer marketing campaigns) and management for individual influencers. Be Social is a recognized leader in its field, especially within the beauty, fitness and wellness industries. Socialyte is an influencer marketing powerhouse, with teams in New York, Los Angeles, Miami and Nashville representing some of the most sought-after creators, from digital-only to celebrity-level talent. Combined, Be Social and Socialyte have a client roster of more than 200 market-leading influencers. Lytehouse, Socialyte’s sister agency, represents some of the world's most iconic brands, providing a full suite of services for paid influencer campaigns, from strategy and casting, through execution and delivery, with in-depth analytics and reporting.

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

In June, 2022, we entered into a multi-year deal with IMAX Corporation to jointly finance the development and production of a slate of feature-length documentaries for the global market. The first project under this deal is for “The Blue Angels,” co-produced by legendary Hollywood filmmaker J.J. Abrams and his Bad Robot Productions. We agreed to finance up to $2 million of the production budget, and as of December 31, 2022, we have invested approximately $1.5 million, of The Blue Angels that is expected to be released in the second half of 2023.

Competition

The businesses in which we engage are highly competitive. Through 42West, Shore Fire and The Door, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint, Be Social and Socialyte, we compete against other creative branding and influencer marketing agencies as well as in-house teams at many of our clients. Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•	Market Reputations of 42West, Shore Fire and The Door — 42West, Shore Fire and The Door consistently rank among the most prestigious and powerful public relations firms in the United States (each ranking in the Top 50 Most Powerful PR Firms in recent rankings, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”

•	An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 25-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, and Shore Fire’s President Marilyn Laverty are all longtime PR practitioners, with decades of experience, and are widely recognized as among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies; and

•	Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise and creative branding opportunities for our 42West, The Door and Shore Fire clients, primarily through the services of Be Social, Socialyte and Viewpoint, will allow us to expand and grow our relationships with existing clients and also attract new ones.

•	Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality, gaming and e-sports industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

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

As of March 10, 2023, we had 244 full-time employees, all of which are located within the United States.

Diversity and Inclusion

Dolphin and our subsidiaries are committed to diversity and inclusion, and our culture reinforce these values on a day-to-day basis, beginning with our leadership team. Our leadership team, which includes our Chief Executive Officer, Chief Financial and Operating Officer and the leaders of our subsidiaries, is composed 70% of women. Likewise, the Board of Directors is composed 29% of women.

Other Compensation and Benefits

The Company offers competitive compensation and benefits packages that meet the needs of its employees, including equity incentive awards, retirement plans, health, dental, and vision benefits, basic life insurance and short and long-term disability coverage, among other benefits. The Company analyzes market trends and monitors its own compensation practices to attract, retain, and promote employees and reduce turnover and associated costs.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407. We also have offices located at:

•	600 3rd Avenue, 23rd Floor, New York, New York 10016,

•	37 West 17th Street, 5th Floor, New York, New York, 10011;

•	1840 Century Park East, Suite 200, Los Angeles, California 90067; and

•	12 Court Street, Suite 1800, Brooklyn, New York 11201;

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

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2022 and 2021, respectively, our net loss was $4,780,135 and $6,462,303. Our accumulated deficit was $109,214,479 and $104,434,344 at December 31, 2022 and 2021, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, Viewpoint, Be Social and Socialyte and the success of our Dolphin 2.0 initiatives, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

The table below sets forth our total principal amount of debt as of December 31, 2022 and 2021.

	December 31,
	2022	2021
Related party debt (noncurrent)	$1,107,873	$1,107,873
Notes payable (current and noncurrent)	$1,368,960	$1,176,644
Convertible notes payable (current and noncurrent)	$5,050,000	$3,400,000
Convertible notes payable – fair value option	$343,556	$998,135
Term loan (current and noncurrent)	$2,867,592	$—
Non-convertible promissory note – Socialyte (current)	$3,000,000	$—

Our indebtedness could have important negative consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired or such financing may not be available on favorable terms or at all;

•	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

•	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

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

Our stock price has recently been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements of state-of-the-art means of content production and entertainment publicity and marketing, or those of companies that are perceived to be similar to us;
•	announcements related to any delays in production or rollout of entertainment content;
•	our ability to meet or exceed the rapidly-changing expectations of our clients;
•	news that audience acceptance of and interest in our digital media productions, and therefore the commercial success of our content production business, is lower or higher than we expected;
•	our ability to adapt to rapid change in technology, forms of delivery, storage, and consumer preferences related to digital content;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	trading volume of our common stock;
•	developments concerning our collaborations or partners;
•	the impact of any local or global pandemic and its effect on us;

•	the perception of the entertainment publicity and marketing or digital content production by the public, legislatures, regulators and the investment community;
•	developments or disputes concerning intellectual property rights;
•	significant lawsuits, including patent or stockholder litigation;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	sales of our common stock by us or our stockholders;
•	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2022 and 2021, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We will require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had negative working capital of $1,423,825 as of December 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate we will need additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. To the extent we acquire additional businesses, we will also require additional funding in the future to support our operations.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

The profitability of our investments is uncertain.

During 2021, we acquired an ownership stake in Midnight Theatre, a contemporary variety theater and restaurant in Manhattan and in Crafthouse Cocktails, a brand of ready-to-drink, all-natural classic cocktails. During the year ended December 31, 2022, we incurred losses related to our investment in Midnight Theatre and Crafthouse Cocktails in the amount of $246,789. We also started an NFT studio to produce and market NFTs. On October 2, 2022, the Company minted and offered for sale a collection of 7,777 NFTs, titled Creature Chronicles: Exiled Aliens. The collection generated approximately 13,175 Solana (“SOL”) equivalent to approximately $429,000 on the date of the sale. Investments in these new ventures entail risks those businesses will fail to perform in accordance with expectations. In undertaking these investments, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, synergies that may not come to fruition. Additional risks inherent in these investments include risks that the ventures will not achieve anticipated success and that estimates of the costs of bringing these ventures to profitability may prove inaccurate. Expenses may also be greater than anticipated.

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West, The Door, Viewpoint, Shore Fire, Be Social and Socialyte and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door, Viewpoint, Shore Fire, Be Social and Socialyte, our marketing subsidiaries, substantially depends on our ability to retain the services of their former owners and certain key employees. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of our marketing subsidiaries, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain such key employees. If our marketing subsidiaries fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

Our marketing subsidiaries’ talent rosters currently include some of the best known and most highly respected members of the entertainment, hospitality, and musical communities. These include major studios and networks, corporations, well-known consumer brands, celebrity chefs, leading restaurant and hotel brands, recording artists and social media influencers. These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave our company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our company. The success of our marketing subsidiaries, therefore, depend on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our company. If we are unable to retain the current marketing subsidiaries’ current clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

We operate in a highly competitive industry.

The entertainment publicity and marketing business is highly competitive. Through our marketing subsidiaries, we must compete with other agencies, and with other providers of marketing and publicity services, in order to maintain existing client relationships and to win new clients. Through Viewpoint, we compete against other creative branding agencies, as well as in-house creative teams at many of our clients. The client’s perception of the quality of an agency’s creative work and the agency’s reputation are critical factors in determining its competitive position.

The success of our entertainment publicity and marketing business depends on its ability to consistently and effectively deliver marketing and public relations services to its clients.

Our marketing subsidiaries’ success depends on its ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals. Our marketing subsidiaries work to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects. In some of their engagements, our marketing subsidiaries rely on other third parties to provide some of the services to its clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our marketing subsidiaries’ ability to provide its services. Our marketing subsidiaries’ failure to effectively and timely staff, coordinate and execute its client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, its reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

As is customary in the industry, our marketing subsidiaries’ agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the marketing subsidiaries’ clients were to reduce the volume of business they conduct with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations. Viewpoint’s revenue is derived on a project-by-project basis. Clients may decide to use other creative branding and production companies for their projects which would have an adverse effect upon our business and results of operations.

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

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as the events surrounding the COVID-19 global outbreak, could result in an increase in client financial difficulties that affect us. The direct impact on us included reduced revenues, write-offs of accounts receivable and expenditures billable to clients, and negatively impacted our operating cash flow.

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

From January 1, 2021 to December 31, 2022, the number of shares of our common stock issued and outstanding has increased from 6,690,579 to 12,340,664 shares. During this period, we issued approximately (i) 2.7 million aggregate shares of our common stock as consideration or earnout consideration for 42West, The Door, Shore Fire, Viewpoint, Be Social, B/HI and Socialyte acquisitions; (ii) 1.2 million to certain holders of convertible notes and warrants that exercised their right to convert all or a portion of their convertible notes or warrants; (iii) 1.7 million to Lincoln Park Capital Fund LLC related to our purchase agreement with them and (iv) 43,000 as stock compensation to certain employees. As of December 31, 2022, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $5.1 million, which are convertible using a 90-day trading average stock price. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. Except as required by law, holders of Series C Convertible Preferred Stock will only have voting rights once the independent directors of the Board determine that an optional conversion threshold (as defined in the Series C Certificate of Designation) has occurred. On November 12, 2020, such determination by the Board was made, and the holder of Series C Convertible Preferred Stock (indirectly Mr. O’Dowd) is entitled to super voting rights of three votes for each share of common stock into which such holder’s shares of Series C Convertible Preferred Stock could then be converted. As of December 31, 2022 and 2021, the Series C Preferred Stock could be converted into 4,738,940 shares of our common stock and the holder was entitled to 14,216,819 votes, which is approximately 55% of our voting securities. The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

Our common stock is listed on the Nasdaq Capital Market. We cannot assure you, that we will be able to maintain compliance with Nasdaq’s current listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. During 2022, we received deficiency notices from Nasdaq informing us that because we had not filed our Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the quarter ended March 31, 2022, we were no longer compliant with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Committee. On July 19, 2022, after filing both the Form 10-K for the year ended December 31, 2021 and the Form 10-Q for the quarter ended March 31, 2022, Nasdaq notified us that we were in compliance with the Nasdaq listing requirements.

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

On August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25 million of our common stock. Concurrently with the execution of the LP 2022 Purchase Agreement, we issued 57,313 shares of common stock to Lincoln Park as a commitment fee.

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

We have the right to control the timing and amount of any sales of our shares to Lincoln Park in our sole discretion, subject to certain limits on the number of shares that can be sold on a given date. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our headquarters and content production business, we lease 3,024 square feet of office space in Coral Gables, Florida. For our entertainment publicity and marketing business, we lease three office spaces in New York City, New York and one office space in Los Angeles, California.

 We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

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

As of March 23, 2023, there were approximately 302 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

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

On November 14, 2022 (the “Closing Date”), we acquired all of the issued and outstanding membership interest of Socialyte LLC, a NY and Los Angeles-based creative agency specializing in social media influencer marketing campaigns for brands. The fair value of the total consideration on the acquisition date, amounted to $14.3 million, plus the potential to earn up to an additional $5.0 million upon meeting certain financial targets in 2022. As of December 31, 2022, such financial targets were not met. On the Closing Date, we paid $5.0 million cash, issued NSL Ventures, LLC (the “Seller”) 1,346,257 shares of our common stock and a $3.0 million unsecured promissory note, which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, we issued the Seller 685,234 shares of our common stock in satisfaction of the Closing Date working capital adjustment. We partially financed the cash portion of the consideration with a $3.0 million five-year secured loan from Bank Prov with Socialyte as co-borrowers, which carries a fixed rate of 7.37% and a five-year term.

Through our subsidiaries 42West, Shore Fire and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West, Shore Fire and The Door are each recognized global leaders in PR services for the respective industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group and Be Social and Socialyte provide influencer marketing capabilities through its roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as live event production, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We completed the Socialyte acquisition during 2022 and intend to complete at least one acquisition during 2023, but there is no assurance that we will be successful in doing so, whether in 2023 or at all.

We have also established an investment strategy, “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within Dolphin 2.0. We intend to enter into additional investments during 2023, but there is no assurance that we will be successful in doing so, whether in 2023 or at all.

Socialyte Acquisition

On November 14, 2022, (the “Closing Date”), we acquired all of the issued and outstanding membership interest of Socialyte for a total fair value of consideration amounting to $14.3 million. This includes: (1) a working capital adjustment of $2.1 million that was settled by issuing 685,234 shares of our common stock; (2) $5.1 million cash; (3) issued the Seller 1,346,257 shares of our Common Stock with a fair value of $4.1 million; and (4) issued the Seller the Socialyte Promissory Note in the amount of $3 million, which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. The Socialyte purchase agreement also included the potential to earn up to an additional $5.0 million upon meeting certain financial targets in 2022, that were not met.

We partially financed the cash portion of the consideration with a secured loan from BankProv with Socialyte and Social Midco as co-borrowers, which we guaranteed. This loan amounted to $3.0 million, carries a fixed rate of 7.37% and has a five year term.

For more information on the Socialyte Acquisition, refer to Note 5 to our consolidated financial statements.

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

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, Viewpoint, Be Social, B/HI and Socialyte and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

Revenues

For the years ended December 31, 2022 and 2021, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, as well as for entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants. Additionally, for the year ended December 31, 2021, we derived revenues from the content production segment from the domestic distribution of our feature film Believe. We expect to generate income in our content production segment in the second half of 2023 with the release of “The Blue Angels” documentary motion picture, discussed in the “Project Development and Related Services”.

The table below sets forth the percentage of total revenue derived from our two segments for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Revenues:
Entertainment publicity and marketing	98.9%	99.9%
Content production	1.1%	0.1%
Total revenue	100.0%	100.0%

Entertainment Publicity and Marketing (“EPM”)

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and by actively soliciting new business. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers and (viii) content production of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

We earn entertainment publicity and marketing revenues primarily through the following:

•	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. We believe that the proliferation of content, both traditional and on social media, will lead to an increasing number of individuals seeking such services, which will drive growth and revenue in our Talent departments for several years to come.

•	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from virtually all the major studios and streaming services, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit in 42West’s Entertainment Marketing division over the next several years.

•	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations. We believe that growth in the Strategic Communications division will be driven by increasing demand for these varied services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors.

•	Creative Branding and Production – We offer clients creative branding and production services from concept creation to final delivery. Our services include brand strategy, concept and creative development, design and art direction, script and copyrighting, live action production and photography, digital development, video editing and composite, animation, audio mixing and engineering, project management and technical support. We expect that our ability to offer these services to our existing clients in the entertainment and consumer products industries will be accretive to our revenue.

•	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

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

In October 2022, we minted and offered for sale a collection of 7,777 non-fungible tokens (“NFT’s) titled Creature Chronicles: Exiled Aliens. The collection generated gross sales of approximately $429,000. We entered into an agreement with a third party to market the collection and mint the NFT’s for a fixed fee of $50,000 and 30% of the value of the sale of the NFT collection.

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget which is estimated at approximately $4 million.

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

Other Income and Expenses

For the years ended December 31, 2022 and 2021, other income and expenses consisted primarily of: (1) gain on extinguishment of debt; (2) changes in the fair values of (i) put rights, (ii) warrants, and (iii) convertible notes; (3) acquisition costs; and (4) interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2022 as compared to year ended December 31, 2021

Revenues

For the years ended December 31, 2022 and 2021, our revenues were as follows:

	December 31,
	2022	2021
Revenues:
Entertainment publicity and marketing	$40,058,880	$35,705,305
Content production	446,678	21,894
Total revenue	$40,505,558	$35,727,199

Revenues from entertainment publicity and marketing increased by approximately $4.4 million, or 12%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase is primarily driven by increased revenues across most of our subsidiaries, as cross-selling across our subsidiaries has provided additional customers as well as increased demand for the services our subsidiaries provide.

For the year ended December 31, 2022, the content production segment revenue was derived was from the sale of the our NFT collection and from the domestic distribution of Believe, a feature film that was released in 2013, as we have not distributed any other projects. During the year ended December 31, 2021, the revenues in the content production segment were from the domestic distribution of Believe. We expect to begin generating income in our content production segment in the fourth quarter of 2023 with the release of the Blue Angels documentary film.

Expenses

For the years ended December 31, 2022 and 2021, our operating expenses were as follows:

	December 31,
	2022	2021
Expenses:
Direct costs	$3,566,336	$3,879,409
Payroll and benefits	28,947,730	23,819,327
Selling, general and administrative	6,572,020	5,836,235
Acquisition costs	480,939	22,907
Impairment of goodwill	906,337	—
Change in fair value of contingent consideration	(47,285)	3,754,221
Depreciation and amortization	1,751,211	1,905,354
Legal and professional	2,903,412	2,013,436
Total expenses	$45,080,700	$41,230,889

Direct costs are mainly attributable to the EPM segment and decreased by approximately $0.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease in direct costs is mainly driven by an increase of $0.5 million related to NFT production and marketing costs for the year ended December 31, 2022, that were not present in the same period in 2021, offset by approximately $1.0 million decrease in direct costs primarily attributable to a decrease in Viewpoint’s revenue as compared to the year ended December 31, 2021.

Payroll and benefits expenses increased by approximately $5.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to additional headcount in 2022 to support the growth of our business, salary increases to our employees, stock compensation issued to our employees under the 2017 Plan in the amount of approximately $0.2 million and inclusion of Socialyte payroll for the period between November 14, 2022 and December 31, 2022 in the amount of approximately $0.6 million, which were not present in the year ended December 31, 2021.

Selling, general and administrative expenses increased by approximately $0.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

The increase is primarily related to:

•	$0.5 million increases in travel, meals and entertainment expense;
•	$0.1 million of additional computer expenses;
•	$0.2 million fair value of the commitment shares issued as consideration for the Lincoln Park agreement; and
•	$0.1 million impairment of an ROU asset.

These increases were partially offset by:

•	$0.2 million reduction in rent expense primarily due to subleasing several of our offices and leases that expired.

Acquisition costs for the year ended December 31, 2022 were $0.5 million, primarily related to our acquisition of the membership interest of Socialyte LLC on November 14, 2022. Acquisition costs for the year ended December 31, 2021 were not significant, as the Company did not have any significant acquisition activity during 2021.

During the fourth quarter of 2022, we bypassed the optional qualitative assessment and performed a quantitative assessment of goodwill. We concluded that, except as it relates to Viewpoint, it is more likely than not that the fair value of the reporting unit was not less than its carrying amount. For the goodwill value assigned to Viewpoint, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $0.9 million was recorded during the year ended December 31, 2022. No impairment charges were recorded during the year ended December 31, 2021.

Change in fair value of the contingent consideration was approximately a $47,000 gain for the years ended December 31, 2022, compared a $3.7 million loss for the years ended December 31, 2021. The main components of the change in fair value of contingent consideration were the following:

•	The Door: this contingent consideration was settled during 2022. The Company did not record any changes in the fair value of contingent consideration pertaining to The Door as it determined the fixed number of shares needed to settle the contingent consideration and reclassified the liability to equity. During the year ended December 31, 2021, a $2.0 million loss was recorded related to The Door’s contingent consideration.

•	B/HI: this contingent consideration was settled in June 2022. The Company recorded a $76,100 gain and $1.2 million loss for the year ended December 31, 2022 and 2021, respectively.

•	Be Social: The Company recorded a $28,200 and $0.6 million loss for the year ended December 31, 2022 and 2021, respectively.

Depreciation and amortization had a small decrease of $0.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 primarily due to certain of the intangible assets from our acquisitions that became fully amortized.

Legal and professional fees increased by approximately $0.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily to due primarily to: (1) entering into the 2022 Lincoln Park agreement and related filing of the Registration Statement on Form S-1 during the third quarter of 2022 and (2) legal, consulting and audit fees related to our restatement of the September 30, 2021 Form 10-Q, revisions of the Forms 10-Q for March 31, 2021 and June 30, 2021 included in our Form 10-K filed on May 26, 2022, and fees associated with our change of auditors.

Other Income and (Expenses)

	December 31,
	2022	2021
Other Income and (expenses):
Gain on extinguishment of debt	$—	$2,988,779
Change in fair value of convertible notes	654,579	(570,844)
Change in fair value of warrants	120,000	(2,482,877)
Change in fair value of put rights	—	(71,106)
Interest expense	(555,802)	(785,209)
Total	$218,777	$(921,257)

We did not record any gain or loss on extinguishment of debt for the year ended December 31, 2022. During the year ended December 31, 2021, we recorded a gain on extinguishment of debt of approximately $3.0 million in connection with forgiveness of the PPP Loans of 42West, Dolphin, Viewpoint, Shore Fire and The Door. The year ended December 31, 2021 was offset by a loss on extinguishment of debt of $57,400 related to the exchange of certain put rights for shares of our common stock.

We elected the fair value option for certain convertible notes issued in 2020. The embedded conversion feature of a convertible note issued in 2019 met the criteria for a derivative. The fair value of these convertible notes and embedded conversion feature are remeasured at every balance sheet date and any changes are recorded on our consolidated statements of operations. For the year ended December 31, 2022 we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a gain of $0.7 million. For the year ended December 31, 2021 we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a loss of $0.7 million. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. During the year ended December 31, 2022, the fair value of the 2020 warrants that were not exercised decreased by approximately $0.1 million; therefore, we recorded a gain in the change in the fair value of the warrants for the year ended December 31, 2022 for those amounts, on our consolidated statements of operations. In March 2021, one of the warrant holders exercised 146,027 warrants via a cashless exercise formula. The price of our common stock on the exercise date was $19.16 per share and we recorded a change in fair value of the exercised warrants of approximately $2.5 million on our consolidated statement of operations.

The fair value of put rights related to the 42West acquisition were recorded on our consolidated balance sheet on the date of the acquisition. The fair value of the put rights are measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. The fair value of the put rights increased by approximately $71,100 for the year ended December 31, 2021. The final put rights were settled in March of 2021; as a result, we did not have a liability related to the put rights as of December 31, 2021 and did not record any fair value of put rights during the year ended December 31, 2022.

Interest expense decreased by $0.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to lower principal amount of convertible and nonconvertible notes outstanding during most of 2022, as compared to the year ended December 31, 2021.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

For the year ended December 31, 2022, we recorded losses of $0.2 million, $0.1 million from each of our equity investments in Midnight Theater and Crafthouse Cocktails, respectively. No equity gains or losses have been recorded for the year ended December 31, 2021.

Income Tax Benefit

We had an income tax expense of $0.2 million for the year ended December 31, 2022, compared to an expense of $37.4 thousand for year ended December 31, 2021. The income tax expense for years ended December 31, 2022 reflect the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

As of December 31, 2022, we have approximately $49.1 million of pre-tax net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028; federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have state net operating loss carryforwards amounting to $52.9 million that begin to expire in 2029. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized and we have accordingly recorded a full valuation allowance as of both December 31, 2022 and 2021.

Net Loss

Net loss was approximately $4.8 million or $0.49 per share based on 9,799,021 weighted average shares outstanding for basic loss per share and $0.56 per share based on 9,926,926 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2022.

Net loss was approximately $6.5 million or $0.85 per share based on 7,614,774 weighted average shares outstanding on a basic and on a fully diluted basis for the year ended December 31, 2021.

Net loss for the years ended December 31, 2022 and 2021, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31,
	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(4,027,227)	$(1,318,717)
Net cash used in investing activities	(7,919,355)	(3,025,856)
Net cash provided by financing activities	10,913,806	3,937,823
Net decrease in cash and cash equivalents and restricted cash	(1,032,776)	(406,750)

Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$7,197,849	$8,230,626

Operating Activities

Net cash used in operating activities was $4.0 million for the year ended December 31, 2022, an increase of $2.7 million from cash used in operating activities of $1.3 million for the year ended December 31, 2021.

Our net loss of $4.8 million for the year ended December 31, 2022 was adjusted for the following items to arrive at cash used in operating activities:

•	$0.9 million of goodwill impairment;
•	$0.5 million of share-based payments for compensation and Lincoln Park Capital commitment shares;
•	$0.4 million of non-cash items such as bad debt expense and other non-cash losses;
•	$0.1 million of non-cash lease expense;
•	$1.9 million of depreciation and amortization and other items such as impairments of fixed assets, ROU asset and capitalized production costs; and
•	$0.2 million of equity in losses on unconsolidated affiliates.

The above were offset by:

•	$0.8 million of non-cash changes in the fair value of liabilities;
•	$2.6 million of changes in operating assets and liabilities.

Our net loss of $6.5 million for the year ended December 31, 2021 was adjusted for the following items to arrive at cash provided by operating activities:

•	$6.9 million of non-cash changes in the fair value of liabilities;
•	$0.5 million of non-cash items such as impairments, bad debt expense and other non-cash losses;
•	$2.0 million of non-cash lease expense; and
•	$2.2 million of depreciation and amortization and other items such as impairments of fixed assets and capitalized production costs.

The above were offset by:

•	$3.1 million of a gain on extinguishment of debt, primarily related to the forgiveness of PPP Loans; and
•	$3.3 million of changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $7.9 million, which related primarily to:

Outflows:

•	$3.1 million of issuance of notes receivable;
•	$4.7 million payment related to the acquisition of Socialyte, net of cash acquired; and
•	$72,200 purchases of fixed assets.

Net cash used in investing activities for the year ended December 31, 2021 was $3.0 million, which related to:

Outflows:

•	$1.5 million issuance of convertible notes receivables;
•	$1.0 million investment in Midnight Theatre; and
•	$0.5 million payment related to the acquisition of B/HI, net of cash acquired.

Financing Activities

Net cash provided by financing activities was $10.9 million for the year ended December 31, 2022, an increase of $7.0 million from net cash provided by financing activities of $3.9 million for the year ended December 31, 2021.

Net cash provided by financing activities for the year ended December 31, 2022 mainly related to:

Inflows:

•	$5.8 million of proceeds from the Lincoln Park equity line of credit described below;
•	$3.1 million proceeds from convertible and non-convertible notes payable and
•	$2.9 million proceeds from the term loan related to the Socialyte acquisition;

Outflows:

•	$0.3 of repayment of notes payable; and
•	$0.6 payment of B/HI contingent consideration;

Net cash provided by financing activities for the year ended December 31, 2021 mainly related to:

Inflows:

•	$6.0 million of proceeds from convertible notes payable

Outflows:

•	$1.0 million from the exercise of put rights;
•	$0.9 million of repayment of the term loan; and
•	$0.1 million of repayment of notes payable.

Debt and Financing Arrangements

As described below in further detail, we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities and reducing our overall debt position. Total debt amounted to $13.7 million as of December 31, 2022 compared to $6.2 million as of December 31, 2021, an increase of $7.5 million or 220.9%. The increase related primarily to $3.0 million and $2.9 million of a promissory note and term loan, respectively, both in connection with the acquisition of Socialyte.

Our debt obligations in the next twelve months from December 31, 2022 increased from the obligations as of December 31, 2021. The current portion of the debt increased to $4.3 million from $0.3 million, mainly driven by $3.0 million of promissory notes and $0.4 million of current portion of term loan, both related to the Socialyte acquisition. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2022 Lincoln Park Transaction

On August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period. Pursuant to the terms of the LP 2022 Registration Rights Agreement, the issuance of shares pursuant to the LP 2022 Purchase Agreement have been registered pursuant to our effective registration statement on Form S-1, and the related prospectus dated September 15, 2022.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50 and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 98.75% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date.  In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price for the accelerated and additional accelerated purchases shall be equal to the lesser of 96% of (i) the closing sale price on the accelerated purchase date, or (ii) such date’s volume weighted average price.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 57,313 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

Under applicable rules of the NASDAQ Capital Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the LP 2022 Purchase Agreement to Lincoln Park under the LP 2022 Purchase Agreement without stockholder approval. At a meeting held on September 27, 2022, our stockholders approved the issuance of up to $25 million of shares of our common stock pursuant to the LP 2022 Purchase Agreement.

During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 548,000 shares of common stock at prices ranging between $1.92 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,436,259. Subsequent to December 31, 2022, the Company sold 250,000 shares of common stock at prices ranging between $1.88 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $529,450.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has an insignificant value as of December 31, 2022.

2021 Lincoln Park Transaction

On December 29, 2021, we entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the LP 2021 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $25,000,000 of our common stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement. The purchase price for the shares was the lowest of (1) lowest sale price on the date of the purchase or (2) the average of the lowest three closing prices on the last 10 business days, with a floor of $1.00. Pursuant to the terms of the LP 2021 Registration Rights Agreement, the issuance of shares pursuant to the LP 2021 Purchase Agreement were registered pursuant to our effective shelf registration statement on Form S-3, and the related base prospectus included in the registration statement, as supplemented by a prospectus supplement filed on January 21, 2022.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time we signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, we issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. Pursuant to the LP 2021 Purchase Agreement, we issued an additional 37,019 commitment shares on March 7, 2022.

During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, we sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15, pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640. The LP 2021 Purchase Agreement was terminated effective August 12, 2022 and the Company did not sell any shares pursuant to this agreement subsequent to that date.

During the year ended December 31, 2021, excluding the commitment shares mentioned above, the Company did not sell any shares of common stock under the LP 2021 Purchase Agreement.

Convertible Notes Payable

During the year ended December 31, 2022, the Company issued seven convertible promissory notes to four noteholders in the aggregate amount of $2.7 million. The convertible promissory notes bear interest at a rate of 10% per annum. Five of the convertible promissory notes mature on the second anniversary of their respective issuances and two of the convertible promissory notes mature on the fourth anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a conversion price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes may not be converted at a price less than $2.50 per share and four of the convertible notes may not be converted at a price less than $2.00 per share.

During the year ended December 31, 2022, the holder of one convertible note issued during 2021 converted the principal balance of $0.5 million into 125,604 shares of common stock at a conversion price of $3.98 per share. At the moment of conversion, accrued interest related to this note amounted to $5.3 thousand and was paid in cash.

As of December 31, 2022, the aggregate principal balance of the convertible promissory notes of $5.1 million was recorded in noncurrent liabilities under the caption convertible promissory notes on the Company’s consolidated balance sheets.

It is our experience that convertible notes, including their accrued interest are converted into shares of the Company’s common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Subsequent to December 31, 2022, on January 9, 2023 and January 13, 2023, the Company issued two convertible promissory notes in the aggregate amount of $0.8 million. The convertible promissory notes bear interest at 10% per annum, mature on the second anniversary of their issuance and can be converted into shares of common stock, at the noteholder’s option at any time, at a purchase price based on a 90-day average closing market price per share of the common stock. The convertible notes may not be converted at a price less than $2.00 per share.

Convertible Notes Payable at Fair Value

As of December 31, 2022, we have convertible promissory notes outstanding with aggregate principal amounts of $0.5 million for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the consolidated statements of operations. The convertible promissory note at fair value matures on March 4, 2030 and as of December 31, 2022, we had a balance of $0.3 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

Similar to the Convertible notes discussed above, our historical experience has been that these convertible notes are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of December 30, 2022, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1.4 million which bear interest at a rate of 10% per annum and mature between June 2023 and November 2024. For these nonconvertible promissory notes, $0.9 million was recorded as current liabilities and $0.5 million was recorded as noncurrent liabilities as of December 31, 2022.

Subsequent to December 31, 2022, on February 22, 2023, we entered into a nonconvertible promissory note in the amount of $2.2 million. The note bears interest at a rate of 10% per annum and matures on March 31, 2028.

Nonconvertible Promissory Notes – Socialyte

As discussed in Note 5 and Note 15 to our consolidated financial statements, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matures on September 30, 2023 and will be payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023, its maturity date. The Socialyte Promissory Note bears interest at a rate of 4% per annum, which accrues monthly and all accrued interest shall be due and payable on September 30, 2023, its maturity date.

IMAX Agreement

As discussed in Note 26 to our consolidated financial statements, on June 24, 2022, we entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, we have funded $1.5 million through December 31, 2022 and we have committed to funding up to an additional $0.5 million of the production budget, which is expected to be disbursed in the second quarter of 2023.

Convertible Notes Receivable

As of December 31, 2022, we hold convertible notes receivable from JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

As of December 31, 2022, the Midnight Theatre notes amount to $4.4 million, including accrued interest receivable of $0.3 million, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the year ended December 31, 2022, Midnight Theatre issued the Company 16 notes amounting to $3.1 million in the aggregate on the same terms as the previous notes.

In addition, during the year ended December 31, 2022, we held a convertible note receivable from Stanton South LLC, which operates Crafthouse Cocktails. This note amounted to $500,000 and was mandatorily redeemable by February 1, 2022; on that date the Crafthouse Cocktails note was converted and we were issued Series 2 membership interests of Stanton South LLC. As of December 31, 2022, the Company does not have an outstanding note receivable from Stanton South LLC.

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

We consider the fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets, acquisition-related contingent consideration and convertible debt to be the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Further details on each item are discussed below. See Note 17 – Fair Value Measurements in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

Goodwill

Goodwill results from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. As of December 31, 2022, in connection with its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte we have a balance of $29.3 million of goodwill on our consolidated balance sheets which management has assigned to the entertainment publicity and marketing segment. We account for goodwill in accordance with FASB ASC No. 350, Intangibles—Goodwill and Other (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment is performed in the fourth quarter.

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

During the fourth quarter of 2022, we bypassed the optional qualitative assessment and performed a quantitative assessment. We concluded that, except as it relates to Viewpoint, it is more likely than not that the fair value of the reporting unit was not less than its carrying amount. For the goodwill value assigned to Viewpoint, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $0.9 million was recorded during the year ended December 31, 2022. No impairment charges were recorded during the year ended December 31, 2021.

Intangible assets

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company acquired in aggregate an estimated $18.7 million of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized using the straight-line method over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion. Events or circumstances that might require impairment testing include the loss of a significant client or clients, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. During the year ended December 31, 2022, we amortized $1.5 million that was recorded in our consolidated statement of operations related to our intangible assets.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. See Note 5 – Acquisitions in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

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

Estimation methods are used to determine the fair values of the liability and equity components of compound financial instruments and to determine the fair value of embedded derivatives included in hybrid financial instruments. Fair values of convertible debt are estimated using pricing models such as the Monte Carlo Simulation. Evaluating the reasonableness of these estimations and the assumptions and inputs used in the valuation methods requires a significant amount of judgement and is therefore subject to an inherent risk of error. See Notes 14 – Convertible Notes Payable At Fair Value and 17 – Fair Value Measurements in the notes to the audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2022, due to the following material weaknesses:

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

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2022 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Management’s Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company and its Board are committed to maintaining a strong internal control environment. We have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Developing formal policies and procedures over the Company’s fraud risk assessment and risk management function;

•	Developing policies and procedures to enhance the precision of management review of financial statement information and control impact of changes in the external environment;

•	We have entered into an agreement with a third-party consultant that assists us in analyzing complex transactions and the appropriate accounting treatment;

•	We have implemented a new enterprise resource planning systems that will allow us to setup proper review and approval of transactions;

•	We are enhancing our policies, procedures and documentation of period end closing procedures;

•	Implementing policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties; and

•	Reevaluating our monitoring activities for relevant controls.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.2	Membership Interest Purchase Agreement, dated August 17, 2020, by and among the Company and Alison Grant	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2020.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 29, 2022).	Filed herewith.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.2	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.3	Purchase agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC.	Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 30, 2021.
10.4	Registration Rights Agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 30, 2021.
10.5	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 10-Q, filed on August 15, 2022.
10.6	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 10-Q, filed on August 15, 2022.
10.7	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 10-Q, filed on November 14, 2022.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of BDO USA, LLP.	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DOLPHIN ENTERTAINMENT, INC.

Dated: March 31, 2023	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer	March 31, 2023
William O’Dowd, IV	(Principal Executive Officer)

/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director	March 31, 2023
Mirta A Negrini	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Espensen	Director	March 31, 2023
Michael Espensen

/s/ Nelson Famadas	Director	March 31, 2023
Nelson Famadas

/s/ Anthony Leo	Director	March 31, 2023
Anthony Leo

/s/ Nicholas Stanham	Director	March 31, 2023
Nicholas Stanham

/s/ Claudia Grillo	Director	March 31, 2023
Claudia Grillo

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc.

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dolphin Entertainment, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Dolphin Entertainment, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – 42West Reporting Unit

As described further in Note 2 and Note 6 to the financial statements, management evaluates goodwill for impairment on an annual basis, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest and tax (“EBITA”) and discount rates. We identified the goodwill impairment assessment of the 42West reporting unit as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment of the 42West reporting unit is a critical audit matter is that changes in the assumptions related to forecasts of future revenues, EBITA and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value of the 42West reporting unit and auditing management’s judgments regarding forecasts of revenue, EBITA and discount rates involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment assessment of the 42West reporting unit included the following, among others:

•	We evaluated management’s process for determining the fair value of the 42West reporting unit.
•	We evaluated the appropriateness of the valuation method utilized.
•	We tested that the forecasts were reasonable and consistent with historical performance and third-party market data.
•	We evaluated management’s ability to accurately forecast future revenue and EBITA by comparing the prior year forecast to actual results in the current year.
•	We evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, Florida

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Dolphin Entertainment, Inc.

Coral Gables, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Dolphin Entertainment, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2014 to 2021.

Miami, Florida

May 25, 2022

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	2022	2021
ASSETS
Current
Cash and cash equivalents	$6,069,889	$7,688,743
Restricted cash	1,127,960	541,883
Accounts receivable:
Trade, net of allowance of $736,820 and $627,553, respectively	6,162,472	4,513,179
Other receivables	5,552,993	3,583,357
Notes receivable	4,426,700	1,510,137
Other current assets	523,812	450,060
Total current assets	23,863,826	18,287,359

Capitalized production costs, net	1,598,412	137,235
Employee receivable	604,085	366,085
Right-of-use assets	7,341,045	6,129,411
Goodwill	29,314,083	20,021,357
Intangible assets, net	9,884,336	6,142,067
Property, equipment and leasehold improvements, net	293,206	473,662
Other long-term assets	2,477,839	1,234,275
Total Assets	$75,376,832	$52,791,451

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of December 31, 2022 and 2021

	2022	2021
LIABILITIES
Current
Accounts payable	$4,798,221	$942,085
Term loan, current portion	408,905	—
Notes payable, current portion	3,868,960	307,685
Contingent consideration	500,000	600,000
Accrued interest – related party	1,744,723	1,621,437
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,073,547	1,600,107
Deferred revenue	1,641,459	406,373
Other current liabilities	7,626,836	6,850,584
Total current liabilities	25,287,651	14,953,271

Noncurrent
Term loan, noncurrent portion	2,458,687	—
Notes payable, noncurrent portion	500,000	868,959
Convertible notes payable	5,050,000	2,900,000
Convertible notes payable at fair value	343,556	998,135
Loan from related party	1,107,873	1,107,873
Contingent consideration	238,821	3,684,221
Lease liability	6,012,049	5,132,895
Deferred tax liability	253,188	76,207
Warrant liability	15,000	135,000
Other noncurrent liabilities	18,915	—
Total Liabilities	41,285,740	29,856,561
Commitments and contingencies (Note 27)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2022 and 2021	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 12,340,664 and 8,020,381 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	185,110	120,306
Additional paid in capital	143,119,461	127,247,928
Accumulated deficit	(109,214,479)	(104,434,344)
Total Stockholders’ Equity	34,091,092	22,934,890
Total Liabilities and Stockholders’ Equity	$75,376,832	$52,791,451

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2022 and 2021

	2022	2021
Revenues	$40,505,558	$35,727,199

Expenses:
Direct costs	3,566,336	3,879,409
Payroll and benefits	28,947,730	23,819,327
Selling, general and administrative	6,572,020	5,836,235
Acquisition costs	480,939	22,907
Impairment of goodwill	906,337	—
Change in fair value of contingent consideration	(47,285)	3,754,221
Depreciation and amortization	1,751,211	1,905,354
Legal and professional	2,903,412	2,013,436
Total expenses	45,080,700	41,230,889

Loss from operations	(4,575,142)	(5,503,690)

Other (expenses) income:
Gain on extinguishment of debt	—	2,988,779
Change in fair value of convertible notes	654,579	(570,844)
Change in fair value of warrants	120,000	(2,482,877)
Change in fair value of put rights	—	(71,106)
Interest expense	(555,802)	(785,209)
Total other income (expense), net	218,777	(921,257)

Loss before income taxes and equity in losses of unconsolidated affiliates	$(4,356,365)	$(6,424,947)

Income tax expense	(176,981)	(37,356)

Net loss before equity in losses of unconsolidated affiliates	(4,533,346)	(6,462,303)

Equity in losses of unconsolidated affiliates	(246,789)	—

Net loss	$(4,780,135)	$(6,462,303)

Loss per share:
Basic	$(0.49)	$(0.85)
Diluted	$(0.56)	$(0.85)

Weighted average number of shares used in per share calculation
Basic	9,799,021	7,614,774
Diluted	9,926,926	7,614,774

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,780,135)	$(6,462,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,751,211	1,905,354
Share-based compensation	215,528	—
Equity in losses of unconsolidated affiliates	246,789	—
Commitment shares issued to Lincoln Park Capital LLC	232,118	—
Bonus payment issued in shares	50,000	17,858
Gain on extinguishment of debt	—	(2,988,779)
Loss on disposal of fixed assets	—	48,461
Impairment of right-of-use asset	98,857	—
Impairment of capitalized production costs	87,323	234,734
Impairment of goodwill	906,337	—
Bad debt net expense	411,302	327,891
Deferred tax expense (benefit)	176,981	37,356
Change in fair value of put rights	—	71,106
Change in fair value of contingent consideration	(47,285)	3,754,221
Change in fair value of warrants	(120,000)	2,482,877
Change in fair value of convertible notes	(654,579)	570,844
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(539,546)	(3,243,164)
Other current assets	277,501	(107,020)
Capitalized production costs	(1,548,500)	(100,830)
Other long-term assets and employee receivable	(228,353)	(378,563)
Deferred revenue	(938,308)	(40,113)
Accounts payable	812,267	(352,823)
Accrued interest – related party	123,286	(161,684)
Lease liability	42,103	(46,178)
Other current liabilities	(621,040)	3,112,038
Other noncurrent liabilities	18,915	—
Net cash used in operating activities	(4,027,227)	(1,318,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(72,198)	—
Investment in JDDC Elemental LLC	—	(1,000,000)
Issuance of notes receivable	(3,108,080)	(1,500,000)
Acquisition of Socialyte, LLC, net of cash acquired	(4,739,077)	—
Acquisition of B/HI Communications, Inc, net of cash acquired	—	(525,856)
Net cash used in investing activities	(7,919,355)	(3,025,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,650,000	5,950,000
Proceeds from notes payable	500,000	—
Proceeds from the term loan	2,903,305	—
Repayment of term loan	(35,714)	(900,292)
Repayment of notes payable	(307,684)	(96,750)
Exercise of put rights	—	(1,015,135)
Payment of contingent consideration BHI	(600,000)	—
Proceeds from Lincoln Park equity line	5,803,899	—
Net cash provided by financing activities	10,913,806	3,937,823
Net decrease in cash and cash equivalents and restricted cash	(1,032,776)	(406,750)
Cash and cash equivalents and restricted cash, beginning of period	8,230,626	8,637,376
Cash and cash equivalents and restricted cash, end of period	$7,197,849	$8,230,626

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2022 and 2021

	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$677,081	$916,538
Lease liability obtained in exchange for obtaining right-of-use assets	$3,098,102	$1,044,864

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW INFORMATION:
Issuance of shares related to conversion of notes payable	$500,000	$5,603,612
Issuance of shares related to cashless exercise of warrants	$—	$2,797,877
Issuance of shares of common stock related to the acquisitions	$6,236,677	$586,716
Issuance of shares related to extinguishment of debt	$—	$29,075
Issuance of shares to Lincoln Park Capital LLC	$231,258	$777
Settlement of contingent consideration in shares of common stock	$516,247	$2,974,222
Receipt of Crafthouse equity in connection with marketing agreement	$1,000,000	$—
Put rights exchanged for shares of common stock	$—	$706,688
Interest on notes paid in stock	$—	$8,611
Employee bonus paid in stock	$50,000	$17,858

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	2022	2021
Cash and cash equivalents	$6,069,889	$7,688,743
Restricted cash	1,127,960	541,883
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$7,197,849	$8,230,626

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022 and 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	50,000	$1,000	6,618,785	$99,281	$117,540,557	$(97,972,041)	$19,668,797
Net loss	—	—	—	—	—	(6,462,303)	(6,462,303)
Issuance of shares related to conversion of note payable	—	—	963,985	14,460	5,589,152	—	5,603,612
Issuance of shares related to cashless exercise of warrants	—	—	146,027	2,190	2,795,687	—	2,797,877
Issuance of shares issued to seller of Be Social	—	—	103,245	1,549	348,451	—	350,000
Issuance of shares related to acquisition of The Door	—	—	10,238	154	(154)	—	—
Issuance of shares related to exchange of Put Rights for stock	—	—	115,366	1,730	704,958	—	706,688
Issuance of shares related to acquisition of B/HI Communications, Inc	—	—	4,075	61	36,654	—	36,715
Shares retired from exercise of puts	—	—	(18,347)	(276)	(13,153)	—	(13,429)
Issuance of shares for employee bonus	—	—	1,935	29	17,829	—	17,858
Issuance of shares related to extinguishment of debt	—	—	3,228	51	29,024	—	29,075
Issuance of shares related to acquisition of Shore Fire Media	—	—	20,017	300	199,700	—	200,000

Commitment shares issued to Lincoln Park Capital LLC	—	—	51,827	777	(777)	—	—
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss	—	—	—	—	—	(4,780,135)	(4,780,135)
Share-based compensation	—	—	—	—	215,528	—	215,528
Issuance of shares related to an employment agreement			11,571	173	49,827	—	50,000
Issuance of shares related to conversion of note payable	—	—	125,604	1,884	498,116	—	500,000
Issuance of shares to Lincoln Park Capital LLC	—	—	1,677,332	25,159	6,010,857	—	6,036,016
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	31,404	472	(472)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	2,377,676	—	2,381,869
Issuance of shares to seller of B/HI Communication Inc for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Shares issued in relation to acquisition of Socialyte LLC	—	—	2,031,491	30,472	6,206,205	—	6,236,677
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and premium content development company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”), B/HI Communications, Inc. (“B/HI”) and Socialyte, LLC (“Socialyte”), the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands throughout the U.S. The strategic acquisitions of 42West, The Door, Shore Fire, Viewpoint, Be Social, B/HI and Socialyte bring together premium marketing services, including digital and social media marketing capabilities, with premium content production, creating significant opportunities to serve respective constituents more strategically and to grow and diversify the Company’s business. Dolphin’s content production business is a long established, leading independent producer, committed to distributing premium, best-in-class film and digital entertainment. Dolphin produces original feature films and digital programming primarily aimed at family and young adult markets.

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

To determine recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contracts; and (v) recognize revenue as or when we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that Dolphin will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether we act as an agent or a principal for each identified performance obligation and include revenue within the transaction price for third-party costs when we determine that we act as principal. We typically do not capitalize costs to obtain a contract as these amounts would generally be recognized over a period of one year or less.

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

When a third-party is involved in the production and execution of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties. In these types of arrangements, the gross billings are recorded as other receivables in the consolidated balance sheets and the amounts remitted to third parties are recorded as “talent liability” within other current liabilities in the consolidated balance sheets.

Collaborative Arrangements

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

For collaboration arrangements that are in the scope of the collaboration guidance, we may analogize to the revenue from contracts with customers’ guidance for some aspects of these arrangements. Revenue from transactions with collaboration participants is presented apart from revenue with contracts with customers in our consolidated statements of operations. To date, there has been no revenue generated from collaboration arrangements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits at financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City. As of December 31, 2022 and 2021 the Company had a balance of $1,127,960 and $541,883, respectively, in restricted cash.

Accounts Receivable

The Company’s trade accounts receivable relate to its entertainment publicity and marketing business, and are recorded at their net realizable value, which is net of an allowance for doubtful accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. When preparing these estimates, management considers a number of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Other Receivables

Prior to the Company’s acquisition, Socialyte entered into a factoring agreement with Peblo LLC (“Peblo”) and agreed to to sell trade receivables in exchange for a fee of 1% of the trade receivables purchased. The receivables purchased are paid within forty-eight hours of the purchase, net of the 1% fee (“First Agreement”). The initial term of the First Agreement is for a twenty-four month period and expires on June 1, 2024. On January 13, 2023, the Company’s subsidiary entered into a new agreement with Peblo and agreed to sell the trade receivables for a fee of 0.9% and receive the funds for purchase of the trade receivables within thirteen days of the sale of the trade receivable (“Second Agreement” and together with the First Agreement, the “Factoring Agreements”). The initial term of the Second Agreement is for a period of twenty-four months and upon the purchase of the trade receivables all rights and obligations of the trade receivable transfers to Peblo and the Company is not required to repurchase any trade receivable that is not collected by Peblo. For the period between November 14, 2022, the acquisition date and December 31, 2022, Socialyte sold $3.1 million of trade receivables to Peblo and recorded approximately $31,300 for the 1% Peblo fee under general and administrative costs in the Company’s consolidated statement of operations of the year ended December 31, 2022. As of December 31, 2022, the outstanding principal balance of receivables sold under the Factoring Agreements amounted to $1,025,239, net of the 1% fee ($10,356) charged by Peblo and is included under the caption “Other receivables” on our consolidated balance sheets.

Other receivables also include gross amounts to be collected from third party suppliers in transactions in which we act as an agent (refer to Revenue Recognition, “Principal vs. Agent” section), which amount to $5,552,993 and $3,583,357 as of December 31, 2022 and 2021, respectively.

Notes Receivable

The notes receivable held by the Company are convertible note receivables from JDDC Elemental LLC (“Midnight Theatre”) and Stanton South LLC (“Crafthouse Cocktails”) (the “Notes Receivable”). The Notes Receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (see Note 9), these have been recorded at the face value of the note and an allowance for doubtful notes receivable has not been established.

Employee Receivable

The Company records receivables from employees separately on its consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company made payments to Amanda Lundberg, the CEO of 42West, in the aggregate amount of $238,000 and $366,085, respectively. On March 23, 2022, the Company and Ms. Lundberg entered into a Secured Promissory Note (“Lundberg Note”) agreement that provides for additional payments in the amount of $16,000 monthly to be made to Ms. Lundberg through December 31, 2027. The Lundberg Note matures on December 31, 2027 and bears interest of 2% per annum that will accrue and be payable upon maturity. The Lundberg Note also provides for note repayment to begin on March 31, 2025 through twelve equal consecutive quarterly installments. On the same date as the Lundberg Note and as security for the balance of the Lundberg Note, Ms. Lundberg and the Company entered into a Stock Pledge Agreement whereby Ms. Lundberg pledged common stock of the Company held by her as collateral for the Lundberg Note. As of December 31, 2022 and 2021, Ms. Lundberg owes the Company $604,085 and $366,085, respectively under the Lundberg Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Other Current Assets and Other Long-Term Assets

Other current assets consist primarily of prepaid expenses, interest receivable, and other non-customer receivables. Other long-term assets consist of equity method investments (see Note 10) and security deposits. From time to time, indemnification assets for certain acquisitions are recorded in Other long-term assets; however, there were no indemnification assets as of December 31, 2022 and 2021.

Capitalized Production Costs

Capitalized production costs include the Company’s investment in the production costs of the Blue Angels, the first co-produced, co-financed deal under the IMAX Corporation (“IMAX”) agreement discussed further in Note 26. Capitalized production costs also include the costs of scripts for projects that have not been produced and are in various stages of development. Capitalized productions costs are initially recorded at cost that is also deemed to be its fair value and reviewed at each balance sheet date for impairment. Whenever the carrying amount is determined to be above the fair value, the capitalized production cost is impaired.

Investments and Strategic Arrangements

From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations or customer base, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects.

Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that it is the primary beneficiary of JB Believe, LLC, formed on December 4, 2012 in the State of Florida; as such it has included it in its consolidated financial statements as of and for the years ended December 31, 2022 and 2021 as a VIE. Refer to Note 18 for additional information on Variable Interest Entities.

The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The equity method investments are recorded in other long-term assets in the consolidated balance sheets. Refer to Note 10 for additional information on Equity Method Investments.

Intangible Assets

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company acquired in aggregate an estimated $18,680,000 of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The finite-lived intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives (see table below) and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 8 for further discussion.

The range of estimated useful lives to be used to calculate amortization for finite-lived intangibles are as follow:

Intangible Asset	Amortization Method	Amortization Period (Years)
Customer relationships	Accelerated Method	3 – 13
Trademarks and trade names	Straight-line	2 – 10
Non-compete agreements	Straight-line	2 – 3

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

Each period and for each reporting unit the Company can elect to first assess qualitatively whether it is necessary to perform goodwill impairment testing. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of any reporting unit containing goodwill is less than its carrying amount, the quantitative goodwill impairment test is unnecessary. If the Company elects to bypass the qualitative assessment option, or if the qualitative assessment was performed and resulted in the Company being unable to conclude that it is not more likely than not that the fair value of a reporting unit containing goodwill is greater than its carrying amount, the Company will perform the quantitative goodwill impairment test.

The Company evaluates various factors affecting a reporting unit in its qualitative assessment, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If the Company concludes from its qualitative assessment that goodwill impairment testing is required or if the Company bypasses the qualitative test, the fair value of the reporting unit is compared to its carrying amount.

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

Asset Category	Depreciation/Amortization Period (Years)
Furniture and fixtures	5 - 7
Computers, office equipment and software	3 - 5
Leasehold improvements	5 - 8, not to exceed the lease terms

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

Contingent Consideration

The Company records contingent consideration as a result of certain acquisitions (see Note 5). The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent Consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Put Rights

In connection with the 42West acquisition in 2017, the Company entered into put right agreements, pursuant to which it granted put rights to the sellers and certain 42West employees. The Company records the fair value of the liability in the consolidated balance sheets under the caption “Put rights” and records changes to the liability against earnings or loss as part of operating expenses under the caption “Changes in fair value of put rights” in the consolidated statements of operations. The final put rights were settled in March 2021; therefore, we did not have a liability related to the put rights as of December 31, 2022 or 2021, and no changes in fair value occurred during the year ended December 31, 2022.

Acquisition Costs

Direct costs related to business combinations are expensed as incurred and included as Acquisition costs in the consolidated statements of operations. These costs include all internal and external costs directly related to acquisitions, consisting primarily of legal, consulting, accounting, advisory and financing fees.

Convertible Debt and Convertible Preferred Stock

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-06 that simplifies the accounting for convertible instruments. ASU 2020-06 (i) reduced the number of accounting models for convertible instruments, by eliminating the models that require separation of cash conversion or beneficial conversion features from the host and (ii) revised the derivative scope exception and (iii) provided targeted improvements for Earnings Per Share (“EPS”). The adoption of ASU 2020-06 did not have a material impact on the Company’s outstanding convertible debt instruments as of January 1, 2021.

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

Fair Value Option (“FVO”) Election

The Company accounts for certain convertible notes issued during the year ended December 31, 2020 under the fair value option election of ASC 825, Financial Instruments (“ASC 825”) as discussed below.

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

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (ASC 815-40), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2022 and 2021, the Company had warrants that were classified as liabilities.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

To account for the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its Contingent Consideration. See Notes 5 and17 for further discussion and disclosures.

Right-of-Use Asset and Lease Liability

The Company accounts for leases under ASC 842, Leases. The Company reviews all agreements to determine if a leasing arrangement exists. The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, the Company reviews all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on the Company’s consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability,” in their respective classifications, on the Company’s consolidated balance sheet.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using the Company’s incremental borrowing rate on the date of the lease. The ROU asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the lessor. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net loss, stockholders’ equity, the statement of operations or the net change in cash, cash equivalents and restricted cash in the statement of cash flows.

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2022

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. Early adoption is permitted. The Company adopted this guidance on a prospective basis during the fourth quarter of 2022. Resulting from the adoption of this new guidance in relation to the Socialyte acquisition in November 2022, the Company recorded contract liabilities consistent with those recorded immediately prior to the acquisition date. The Company did not consider this to have a significant impact on the consolidated financial statements.

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

NOTE 3 – PRIOR INTERIM PERIOD REVISIONS AND UNAUDITED FINANCIAL DATA

Revision of previously issued financial statements – Settlement of Contingent Consideration

During the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified certain errors related to its accounting of the settlement of and related change in fair value of contingent consideration reported in Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. On December 31, 2021, the Company had a liability in the amount of $2,381,869 related to the contingent consideration owed to the sellers of The Door. On June 7, 2022, the Company issued 279,562 shares of Common Stock to settle the contingent consideration. For the three months ended March 31, 2022 and the three and six months ended June 30, 2022, the Company erroneously recorded changes in the fair value of the contingent consideration because during this period, the Company knew the number of shares needed for the settlement of the contingent consideration payment. To correct this error, the Company is revising its previously issued interim consolidated financial statements to (a) record the settlement and reclassification of the contingent consideration liability to additional paid-in-capital on January 1, 2022; and (b) eliminate the changes in fair value of contingent consideration recorded from January 1, 2022 through June 7, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the unaudited interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022 were materially misstated and should be revised. In addition, the change in fair value table disclosed in the Fair Value Measurements footnote and segment information disclosed in the Segment Reporting footnote has been revised for these periods. The revised unaudited interim consolidated financial statements are included below. The amounts and disclosures included in this Annual Report have been revised to reflect the corrected presentation.

As discussed above, the Company determined that its unaudited interim condensed consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022 should be revised. The tables below set forth the impact of the revisions on the Company’s unaudited interim condensed consolidated financial statements.

Unaudited Financial Data

Revisions

Nine Months Ended September 30, 2022 (Unaudited, As Revised)

Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2022
	As Reported	Revision Adjustment	As Revised

Change in fair value of contingent consideration	$(1,439,778)	$1,358,672	$(81,106)
Total expenses	30,975,282	1,358,672	32,333,954
Loss from operations	(1,608,534)	(1,358,672)	(2,967,206)
Loss before income taxes and equity in losses of unconsolidated affiliates	(1,326,896)	(1,358,672)	(2,685,568)
Net loss before income taxes and equity in losses of unconsolidated affiliates	(1,348,568)	(1,358,672)	(2,707,240)
Net loss	$(1,492,191)	$(1,358,672)	$(2,850,863)

EPS – Basic	$(0.16)	$(0.15)	$(0.31)
EPS – Diluted	$(0.23)	$(0.14)	$(0.37)

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2022
	As Reported	Revision Adjustment	As Revised

Net loss	$(1,492,191)	$(1,358,672)	$(2,850,863)
Change in fair value of contingent consideration	(1,439,778)	1,358,672	(81,106)
Net cash provided by (used in) operating activities	$(3,634,388)	$—	$(3,634,388)

Segment Information

	For the Nine Months Ended September 30, 2022
	As Reported	Revision Adjustment	As Revised

Segment Operating Income (Loss):
EPM	$3,336,688	$(1,358,672)	$1,978,016
CPD	(4,945,222)	—	(4,945,222)
Total operating income (loss)	(1,608,534)	(1,358,672)	(2,410,358)
Interest expense	(400,884)	—	(400,884)
Other income, net	(682,522)	—	682,522)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(1,326,896)	$(1,358,672)	$(3,819,243)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Three and Six Months Ended June 30, 2022 (Unaudited, As Revised)

Consolidated Balance Sheet

	As of June 30, 2022
	As Reported	Revision Adjustment	As Revised

Stockholders' Equity:
Additional paid in capital	$133,246,100	1,358,672	$134,604,772
Accumulated deficit	(104,614,817)	(1,358,672)	(105,973,489)
Total Stockholders’ Equity	28,775,563	—	28,775,563
Total Liabilities and Stockholders’ Equity	$52,536,655	—	$52,536,655

Consolidated Statement of Operations

	For the Three Months Ended June 30, 2022
	As Reported	Revision Adjustment	As Revised

Change in fair value of contingent consideration	$(670,878)	$433,321	$(237,557)
Total expenses	9,801,668	433,321	10,234,989
Loss from operations	488,958	(433,321)	55,637
Loss before income taxes and equity in losses of unconsolidated affiliates	642,632	(433,321)	209,311
Net loss before income taxes and equity in losses of unconsolidated affiliates	635,408	(433,321)	202,087
Net loss	$612,008	$(433,321)	$178,687

EPS – Basic	$0.06	$(0.04)	$0.02
EPS – Diluted	$0.04	$(0.05)	$(0.01)

	For the Six Months Ended June 30, 2022
	As Reported	Revision Adjustment	As Revised

Change in fair value of contingent consideration	$(1,434,778)	$1,358,672	$(76,106)
Total expenses	19,942,502	1,358,672	21,301,174
Loss from operations	(474,751)	(1,358,672)	(1,833,423)
Loss before income taxes and equity in losses of unconsolidated affiliates	(122,625)	(1,358,672)	(1,481,297)
Net loss before income taxes and equity in losses of unconsolidated affiliates	(137,073)	(1,358,672)	(1,495,745)
Net loss	$(180,473)	$(1,358,672)	$(1,539,145)

EPS – Basic	$(0.02)	$(0.15)	$(0.17)
EPS – Diluted	$(0.09)	$(0.14)	$(0.23)

Segment Information

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated

Segment Operating Income (Loss):
EPM	$2,217,043	$(433,321)	$1,783,722	$2,731,850	$(1,358,672)	$1,373,178
CPD	(1,728,085)	—	(1,728,085)	(3,206,618)	—	(3,206,618)
Total operating income (loss)	488,958	(433,321)	55,637	(474,768)	(1,358,672)	(1,833,440)
Interest expense	(125,348)	—	(125,348)	(274,737)	—	(274,737)
Other income, net	279,022	—	279,022	626,880	—	626,880
Loss before income taxes and equity in losses of unconsolidated affiliates	$642,632	$(433,321)	$209,311	$(122,625)	$(1,358,672)	$(1,481,297)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Fair Value Measurements

	The Door
	As Reported	Restatement Adjustment	As Restated

Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$2,381,869	$—	$2,381,869
Gain in fair value reported in the condensed consolidated statements of operations	(1,358,672)	1,358,672	—
Settlement of contingent consideration (Reclassified to additional paid in capital)	(1,023,197)	(1,358,672)	(2,381,869)
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2022	$—	$—	$—

Revision

Three Months Ended March 31, 2022 (Unaudited, As Revised)

Consolidated Balance Sheet

	As of March 31, 2022
	As Reported	Revision Adjustment	As Revised

Noncurrent liabilities
Contingent consideration	$2,920,321	$(1,456,518)	$1,463,803
Total Liabilities	$29,426,402	$(1,456,518)	$27,969,884

Stockholders' Equity:
Additional paid in capital	$129,813,123	2,381,869	$132,194,992
Accumulated deficit	(105,226,825)	(925,351)	(106,152,176)
Total Stockholders’ Equity	$24,717,064	$1,456,518	$26,173,582
Total Liabilities and Stockholders' Equity	$54,143,466	$—	$54,143,466

Consolidated Statement of Operations

	For the Three Months Ended March 31, 2022
	As Reported	Revision Adjustment	As Revised

Change in fair value of contingent consideration	$(763,900)	$925,351	$161,451
Total expenses	10,140,834	925,351	11,066,185
Loss from operations	(963,709)	(925,351)	(1,889,060)
Loss before income taxes and equity in losses of unconsolidated affiliates	(765,257)	(925,351)	(1,690,608)
Net loss before income taxes and equity in losses of unconsolidated affiliates	(772,481)	(925,351)	(1,697,832)
Net loss	$(792,481)	$(925,351)	$(1,717,832)

EPS – Basic	$(0.09)	$(0.11)	$(0.20)
EPS – Diluted	$(0.13)	$(0.10)	$(0.23)

Segment Information

	For the three months ended March 31, 2022
	As Reported	Restatement Adjustment	As Restated

Segment Operating Income (Loss):
EPM	$861,141	$(925,351)	$(64,210)
CPD	(1,824,850)	—	(1,824,850)
Total operating income (loss)	(963,709)	(925,351)	(1,889,060)
Interest expense	(149,406)	—	(149,406)
Other income, net	(347,858)	—	(347,858)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(765,257)	$(925,351)	$(1,690,608)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Fair Value Measurements

	The Door
	As Reported	Restatement Adjustment	As Restated

Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2021	$2,381,869	$—	$2,381,869
(Gain) Loss in fair value reported in the condensed consolidated statements of operations	(925,351)	925,351	—
Settlement of contingent consideration (Reclassified to additional paid in capital)	—	(2,381,869)	(2,381,869)
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2022	$1,456,518	$(1,456,518)	$—

NOTE 4 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 23.

Entertainment Publicity and Marketing

The Entertainment Publicity and Marketing (“EPM”) segment generates revenue from diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. Within the EPM segment, we typically identify one performance Is of publication.

Content Production

The Content Production (“CPD”) segment generates revenue from the production of original motion pictures and other digital content production. In the CPD segment, we typically identify performance obligations depending on the type of service, which we generally act as the principal. Revenue from motion pictures is recognized upon transfer of control of the licensing rights of the motion picture or web series to the customer. For minimum guarantee licensing arrangements, the amount related to each performance obligation is recognized when the content is delivered, and the window for exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content. For sales or usage-based royalty income, revenue is recognized starting at the exhibition date and is based on the Company’s participation in the box office receipts of the theatrical exhibitor and the performance of the motion picture. For the years ended December 31, 2022 and 2021, the Company derived $18,078 and $21,894, respectively, in revenues from its motion picture Believe released in 2013.

During the year ended December 31, 2022, the Company minted and offered for sale a collection of 7,777 non-fungible tokens (NFT’s) titled Creature Chronicles: Exiled Aliens. The collection generated approximately 13,175 Solana (“SOL”) equivalent to approximately $429,000. The Company entered into an agreement with a third party to market the collection and mint the NFT’s. Per the terms of the agreement, the Company paid the third party a fixed $50,000 fee and 30% of the sale of the NFT collection. The Company acted as principal in the sale of the NFT’s and as such recorded the gross revenues in its consolidated statement of operations for the year ended December 31, 2022. The revenue was recognized at a point in time when the NFT’s were transferred to the consumer.

The revenues recorded by the EPM and CPD segments is detailed below:

	December 31,
	2022	2021
Entertainment publicity and marketing	$40,058,880	$35,705,305
Content production	446,678	21,894
Total Revenues	$40,505,558	$35,727,199

Contract Balances

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the consolidated balance sheets.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2022 and 2021 were as follows:

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2021	$62,500	$406,373
Balance as of December 31, 2022	—	1,641,459
Change	$(62,500)	$1,235,086

Revenues for the years ended December 31, 2022 and 2021, include the following:

	December 31,
	2022	2021
Amounts included in the beginning of year contract liability balance	$384,373	$389,492

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 5 —ACQUISITIONS

Socialyte, LLC

On November 14, 2022 (“Closing Date”), the Company, through its wholly owned subsidiary, Social MidCo LLC, (“MidCo”), acquired all of the issued and outstanding membership interests of Socialyte, a Delaware limited liability company (the “Socialyte Purchase”), pursuant to a membership interest purchase agreement dated the Closing Date (the “Socialyte Purchase Agreement”) between the Company and NSL Ventures, LLC (the “Socialyte Seller). Socialyte is a New York and Los Angeles-based creative agency specializing in social media influencer marketing campaigns for brands.

The total consideration paid to the Socialyte Seller in respect to the Socialyte Purchase is $14,290,504, including a provisional working capital adjustment in the amount of $2,103,668, plus the potential to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022. However, on the acquisition date, the Company’s assessment was that the targets were not expected to be achieved, therefore no contingent consideration has been recorded for the Socialyte Purchase. On the Closing Date, the Company paid the Seller $5,053,827 cash, issued the Seller 1,346,257 shares of its Common Stock and issued the Seller a $3,000,000 unsecured promissory note (the “Socialyte Promissory Note”), which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its Common Stock in satisfaction of the Closing Date working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which the Company guaranteed. The common stock that was issued as part of the consideration was not registered under the Securities Act. Acquisition related costs for the Socialyte purchase amounted to $456,273 and are included in acquisition costs in the consolidated statement of operations.

The consolidated statement of operations includes revenues and net income from Socialyte amounting to $1,078,153 and $236,031, respectively, for the year ended December 31, 2022.

The following table summarizes the fair value of the consideration transferred:

Closing Common stock (Consideration)	$4,133,009
Common Stock issued at Closing as working capital adjustment	2,103,668
Cash consideration paid at closing	5,053,827
Cash consideration paid subsequent to closing (Unsecured Promissory Note issued to Seller)	3,000,000
Fair value of the consideration transferred	$14,290,504

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Socialyte Purchase on the Closing Date. Amounts in the table are estimates that may change, as described below. There were no measurement period adjustments from the Closing Date through December 31, 2022. The measurement period of the Socialyte Purchase concludes on November 14, 2023.

November 14, 2022
Cash	$314,752
Accounts receivable	2,758,265
Accrued revenue	1,040,902
Property, equipment and leasehold improvements	30,826
Prepaid expenses	351,253
Intangibles	5,210,000
Total identifiable assets acquired	9,705,998

Accounts payable	(3,043,871)
Accrued expenses and other current liabilities	(1,397,292)
Deferred revenue	(1,173,394)
Total liabilities assumed	(5,614,557)
Net identifiable assets acquired	4,091,441
Goodwill	10,199,063
Fair value of the consideration transferred	$14,290,504

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of physical assets since the principal assets acquired are client relationships and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangibles assets and goodwill. Socialyte provides Dolphin an expanded market for the growing social media and influencer market. Goodwill resulting from the Socialyte acquisition is not deductible for tax purposes.

Intangible assets acquired in the Socialyte acquisition amounted to:

•	Customer relationships: $5,060,000. The customer relationships intangible was valued using the multi-period excess earnings method, which was based on the estimate of future revenues and net income attributable to the existing customers, as well as any expected increases from existing customers and potential loss of customer relationships. The historical and estimated customer retention rate utilized was 88% and the assigned useful life for this asset was 10 years representing the period we expect to benefit from the asset.

•	Trade name: $150,000. Trade name refers to the Socialyte brand, which is somewhat well recognized in the target market. The fair value for the trade name was determined using the Royalty Relief Method based on the Profit Split Method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable industry and market data. As a result of the acquisition, the Company determined it was appropriate to assign a finite useful life of 3 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.

The weighted-average useful life of the intangible assets acquired was 9.80 years.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Socialyte had been acquired on January 1, 2021:

	2022	2021
Revenues	$47,079,183	$43,937,936
Net loss	$(4,365,589)	$(5,454,024)

The pro forma amounts for 2022 and 2021 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2021, (b) to exclude $456,273 of acquisition costs that were expensed by the Company for the year ended December 31, 2022 and (c) include interest expense on the term loan and the unsecured promissory note in the amount of $249,189.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The impact of the acquisition of Socialyte on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2021, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

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

The total consideration paid to the B/HI Seller in respect to the B/HI Purchase is $0.8 million of shares of common stock based on a 30-day trailing trading average closing price immediately prior to, but not including, the applicable payment date adjusted for working capital, cash targets and the B/HI indebtedness as defined in the B/HI Share Purchase Agreement. During 2021, subsequent to the initial measurement, the B/HI Seller achieved certain financial performance targets pursuant to the B/HI Purchase Agreement and earned an additional $1.2 million of which 50% was paid in cash and 50% was paid in Common Stock during the second quarter of 2022. The common stock issued as part of the consideration has not been registered under the Securities Act. Acquisition related costs for the B/HI purchase amounted to $22,907 and are included in acquisition costs in the consolidated statement of operations. The consolidated statement of operations includes revenues from B/HI amounting to $3.5 million for the year ended December 31, 2021.

The following table summarizes the fair value of the consideration transferred:

Payments made to settle final indebtedness, net of minimum operating cash as defined in the B/HI Share Purchase Agreement	$575,856
Working capital adjustment	192,986
Fair value of common stock issued to the B/HI Sellers	36,715
Fair value of the consideration transferred	$805,557

As a condition to the B/HI Purchase, Dean Bender, one of the sellers and Shawna Lynch, a key employee of B/HI entered into employment agreements with the Company to continue as employees after the closing of the B/HI Purchase. Mr. Bender’s agreement is for a period of two years through December 31, 2022 and he served as Co-President of B/HI during that term and until his retirement on December 31, 2022. Ms. Lynch’s agreement is for a period of four years and may be renewed on the same terms for two successive two-year terms. Ms. Lynch serves as Co-President of B/HI during the term of her agreement.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the B/HI Purchase.

December 31, 2021
Cash	$65,465
Accounts receivable	154,162
Other current assets	15,262
Property, equipment and leasehold improvements	24,639
Right-of-use asset	1,044,864
Other assets	23,617
Intangibles	270,000
Total identifiable assets acquired	1,598,009

Accrued payable	(104,724)
Accrued expenses and other current liabilities	(259,936)
Lease liability	(1,044,864)
Deferred revenue	(56,994)
Line of credit	(456,527)
Deferred tax liability	(38,851)
Loans payable	(75,550)
Total liabilities assumed	(2,037,446)
Net identifiable liabilities acquired	(439,437)
Goodwill	476,152
Net assets acquired	$36,715

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of physical assets since the principal assets acquired are client relationships, talent and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangibles assets and goodwill. B/HI provided an additional customer vertical in which Dolphin did not have a presence and was interested in expanding. Goodwill resulting from the B/HI acquisition is not deductible for tax purposes.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2022, the Company has a balance of $29,314,083 of goodwill on its consolidated balance sheet resulting from its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. All goodwill has been assigned to the entertainment publicity and marketing segment.

Goodwill

All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2020	$19,627,856
Measurement period adjustments(1)	(77,094)
Acquisitions(2)	470,595
Balance as of December 31, 2021	$20,021,357
Acquisitions(3)	10,199,063
Goodwill impairment(4)	(906,337)
Balance as of December 31, 2022	$29,314,083

(1)	Measurement period adjustments recorded in connection with the Be Social and B/HI acquisitions.
(2)	Acquisition of B/HI in January 2021.
(3)	Acquisition of Socialyte in November 2022.
(4)	The Company recorded an impairment of goodwill, specifically for the Goodwill assigned to Viewpoint.

During the fourth quarter of 2022, management bypassed the optional qualitative assessment and performed a quantitative assessment and concluded that, except as it relates to Viewpoint, it is more likely than not that the fair value of the reporting units was not less than its carrying amount. For the goodwill value assigned to Viewpoint, management concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $0.9 million was recorded during the year ended December 31, 2022. No impairment charges were recorded during the year ended December 31, 2021.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$13,350,000	$5,842,498	$7,507,502	$8,290,000	$4,880,016	$3,409,984
Trademarks and trade names	4,640,000	2,283,166	2,356,834	4,490,000	1,797,917	2,692,083
Non-compete agreements	690,000	670,000	20,000	690,000	650,000	40,000
	$18,680,000	$8,795,664	$9,884,336	$13,470,000	$7,327,933	$6,142,067

The following table presents the changes in intangible assets for the years ended December 31, 2022 and 2021:

Balance as of December 31, 2020	$7,452,059
Intangible assets from B/HI acquisition	270,000
Amortization expense	(1,579,992)
Balance as of December 31, 2021	$6,142,067
Intangible assets from Socialyte acquisition	5,210,000
Amortization expense	(1,467,731)
Balance as of December 31, 2022	$9,884,336

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Amortization expense related to intangible assets for the next five years is as follows:

2023	$2,015,910
2024	1,701,993
2025	1,597,789
2026	1,465,978
2027	854,992
Thereafter	2,247,674
Total	$9,884,336

NOTE 7 — CAPITALIZED PRODUCTION COSTS

There were no revenues earned from the domestic distribution of motion pictures for the year ended December 31, 2022. Revenue earned from the domestic distribution of motion pictures was $21,894 for the year ended December 31, 2021. These revenues were attributable to Believe released December 25, 2013. The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method. The Company had previously amortized all existing capitalized production costs, and as such, it did not record any amortization for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, the Company capitalized $1,548,000 of production costs, primarily related to the Blue Angels documentary film, as discussed in Note 26.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the years ended December 31, 2022 and 2021, the Company recorded impairments of $87,323 and $234,734 related to costs of projects it does not intend to produce. The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2022 or 2021. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment.

As of December 31, 2022 and 2021, the Company had total, net capitalized production costs of $1,598,412 and $137,235, respectively, on its consolidated balance sheets.

NOTE 8 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31,
	2022	2021
Furniture and fixtures	$933,618	$910,169
Computers, office equipment and software	2,288,986	1,754,737
Leasehold improvements	505,424	505,425
Property plant and equipment gross	3,728,028	3,170,331
Less: accumulated depreciation and amortization	(3,434,822)	(2,696,669)
Property plant and equipment net	$293,206	$473,662

The Company recorded depreciation expense of $283,480 and $325,362, respectively, for the years ended December 31, 2022 and 2021.

NOTE 9 — NOTES RECEIVABLE

Midnight Theatre

As of December 31, 2022, the Midnight Theatre Notes, as defined herein, amount to $4,426,700, inclusive of $318,620 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During the year ended December 31, 2022, Midnight Theatre issued 16 unsecured convertible promissory notes to the Company (the “Midnight Theatre Notes”) with an aggregate principal of $3,108,080 each with a ten percent (10%) per annum simple coupon rate. The Midnight Theatre Notes each originally had maturity dates six months from their issuance date but the maturity date for all of the Midnight Theatre Notes has been extended to September 30, 2023. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into common interest of JDDC Elemental, LLC on the maturity date. For the years ended December 31, 2022 and 2021, the Company recorded $308,483 and $10,137, respectively, of interest income related to the Midnight Theatre Notes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Crafthouse Cocktails

On November 30, 2021 Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatorily redemption date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into common interest of Crafthouse on the mandatory conversion date. On February 1, 2022, the Crafthouse Note was converted and the Company was issued common interests of Stanton South LLC.

NOTE 10 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consisted of: (1) Class A and Class B units of JDDC Elemental LLC, a Limited Liability Company operating under the name Midnight Theatre (“Midnight Theatre”) and (2) Series 2 common interest of Stanton South LLC, which operates Crafthouse Cocktails (“Crafthouse Cocktails”).

The Company evaluated these investments under the VIE guidance and determined the Company is not the primary beneficiary of either Midnight Theatre or Crafthouse Cocktails, however it does exercise significant influence over Midnight Theatre and Crafthouse Cocktails; as a result, it accounts for these investments under the equity method of accounting.

Midnight Theatre

As of December 31, 2022 and 2021, the investment in Midnight Theatre amounted to $891,494 and $1,000,000, respectively, which is the Company’s maximum exposure to loss. The Company will manage all aspects of publicity and marketing for the venue, as well as facilitate talent and commercial relationships within the entertainment and culinary industries. The Company’s balance as of both December 31, 2022 and 2021 represent an ownership percentage of approximately 13%.

Hidden Leaf, the restaurant at Midnight Theatre, commenced operations in early July 2022. The theater opened with limited capacity in late September 2022 and is expected to fully open in the Summer of 2023.

During the year ended December 31, 2022, the Company recorded a loss of $108,506, in connection with its equity method investment in Midnight Theatre. Midnight Theatre did not have any operations during the year ended December 31, 2021 and, as such, the Company did not report any equity in earnings or losses of Midnight Theatre for the year ended December 31, 2021.

Crafthouse Cocktails

As of December 31, 2022, the investment in Crafthouse Cocktails amounted to $361,717.

During the year ended December 31, 2022, the Crafthouse Note discussed in Note 9 was converted and Dolphin was issued common memberships interests of Stanton South LLC. In addition, during the year ended December 31, 2022, the Company received an additional $1,000,000 of equity investment in Stanton South LLC in connection with an agreement to render marketing services to Crafthouse Cocktails during a two-year term commencing on November 15, 2021. During the year ended December 31, 2022, the Company recognized $500,000 for the marketing services related to this agreement. The Company’s balance as of December 31, 2022, represents an ownership percentage of approximately 5.3%.

During the year ended December 31, 2022, the Company recorded a loss of $138,238, in connection with its equity method investment in Crafthouse Cocktails.

NOTE 11 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	573,049	429,299
Accrued commissions	702,410	457,269
Accrued bonuses	469,953	360,817
Due to seller of Be Social (2021)	—	304,169
Talent liability	3,990,984	2,908,357
Accumulated customer deposits	550,930	1,206,864
Other	719,510	563,809
Other current liabilities	$7,626,836	$6,850,584

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 12 — DEBT

Total debt of the Company was as follows as of December 31, 2022 and 2021:

	December 31,
Debt Type	2022	2021
Convertible notes payable (see Note 13)	$5,050,000	$2,900,000
Convertible notes payable - fair value option (see Note 14)	343,556	998,135
Non-convertible promissory notes (see Note 15)	1,368,960	1,176,644
Non-convertible promissory notes – Socialyte (see Note 15)	3,000,000	—
Loans from related party (see Note 16)	1,107,873	1,107,873
Term loan, net of debt issuance costs (see Note 12)	2,867,592	—
Total debt	13,737,981	6,182,652
Less current portion of debt	(4,277,697)	(307,685)
Noncurrent portion of debt	$9,460,284	$5,874,967

The table below details the maturity dates of the principal amounts for the Company’s debt as of December 31, 2022:

Debt Type	Maturity Date	2023	2024	2025	2026	2027	Thereafter
Convertible notes payable	Ranging between June 2023 and March 2030	$—	$2,200,000	$—	$450,000	$2,400,000	$500,000
Nonconvertible promissory notes	Ranging between June 2023 and November 2024	868,960	500,000	—	—	—	—
Nonconvertible unsecured promissory notes - Socialyte	Ranging between June and September 2023	3,000,000	—	—	—	—	—
Term loan	November 14, 2027	408,737	408,737	408,737	408,737	1,232,644	—
Loan from related party	July 31, 2024	—	1,107,873	—	—	—	—
		$4,277,697	$4,216,610	$408,737	$858,737	$3,632,644	$500,000

Credit and Security Agreement

In connection with the Socialyte Acquisition discussed in Note 5, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which includes a $3,000,000 secured term note (“Term Loan”) and $0.5 million of a secured revolving line of credit (“Revolver”). The Credit Agreement carried an annual facility fee of $5,000 payable on the first anniversary of the Closing Date and of $875 on each one year anniversary thereafter.

The Credit Agreement contains financial covenants that require the Socialyte to maintain: (1) a quarterly minimum debt service ratio of 1.25:1.00; (2) a quarterly senior funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 3.00:1.00 and (3) quarterly total funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 5.00:1.00, as well as the Company to maintain a minimum liquidity of $1,500,000. The Credit Agreement also contains covenants that limit Socialyte’s and MidCo’s ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness. Under the Credit Agreement, all of the assets of Socialyte are pledged as security for the term loan described below.

Term Loan

The Term Loan has a term of five years, with a maturity date of November 14, 2027. The Company shall repay the Term Loan through 60 consecutive monthly payments of principal (based upon a straight-line amortization period of 84 months, based on the principal amount outstanding, plus interest at an annual rate of 7.37%, commencing on December 14, 2022, and continuing on the corresponding day of each month thereafter until it is paid in full. Any remaining unpaid principal balance, including accrued and unpaid interest and fees, if any) shall be due and payable in full on November 14, 2027, its maturity date. Interest is calculated on the basis of actual days elapsed and a three hundred sixty (360) day year. During the year ended December 31, 2022, the Company made a payment of $54,139, inclusive of $18,425 of interest.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Interest on the Term Loan shall be payable on a monthly basis. Interest shall be computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest shall be charged in accordance with the terms of the Term Note.

Revolver

There is no amount drawn on the Revolver as of December 31, 2022 and no amounts were drawn from the Closing Date through December 31, 2022. When drawn, the outstanding principal balance of the revolver shall accrue interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

NOTE 13 — CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and 2021, the principal balance of the convertible promissory notes of $5,050,000 and $2,900,000, respectively, was recorded in noncurrent liabilities under the caption Convertible notes payable on the Company’s consolidated balance sheets. The following is a summary of the Company’s convertible notes payable as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Principal Amount	Net Carrying Amount	Principal Amount	Net Carrying Amount
Maturity Date
October 2024	$800,000	$800,000	$—	$—
November 2024	500,000	500,000	—	—
December 2024	900,000	900,000	—	—
November 2026	300,000	300,000	—	—
December 2026	150,000	150,000	—	—
August 2027	2,000,000	2,000,000	2,000,000	2,000,000
September 2027	400,000	400,000	900,000	900,000
	$5,050,000	$5,050,000	$2,900,000	$2,900,000

2023 Convertible Debt

Subsequent to December 31, 2022, on January 9, 2023 and January 13, 2023, the Company issued two convertible promissory notes in the aggregate amount of $800,000. The convertible promissory notes bear interest at 10% per annum, mature on the second anniversary of their issuance, and can be converted into shares of common stock at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. The convertible promissory notes may not be converted at a price less than $2.00 per share.

2022 Convertible Debt

During the year ended December 31, 2022, the Company issued seven convertible promissory notes to four noteholders in the aggregate amount of $2,650,000 (collectively, “2022 Convertible Debt”). The convertible promissory notes bear interest at a rate of 10% per annum. Five of the convertible promissory notes mature on the second anniversary of their respective issuances and two of the convertible promissory notes mature on the fourth anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a conversion price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes may not be converted at a price less than $2.50 per share and four of the convertible notes may not be converted at a price less than $2.00 per share.

There were no conversions of the 2022 Convertible Debt during the year ended December 31, 2022. The Company recorded interest expense of $33,292 and made cash interest payments amounting to $11,500 during the year ended December 31, 2022, related to the 2022 Convertible Debt.

2021 Convertible Debt

During the year ended December 31, 2021, the Company issued ten convertible promissory notes to four noteholders in the aggregate amount of $5,950,000 (collectively, “2021 Convertible Debt”). The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a conversion price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the holder of one convertible promissory note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share. At the moment of conversion, accrued interest related to this note amounted to $5,278 and was paid in cash.

During the year ended December 31, 2021, the holders of seven convertible promissory notes issued during 2021 converted the principal balance of $3,050,000 plus accrued interest of $3,333 into 300,830 shares of common stock at conversion prices ranging between $9.27 and $10.74 per share.

The Company recorded interest expense of $275,278 and $193,153 and made cash interest payments amounting to $277,778 and $170,653 during the years ended December 31, 2022 and 2021, respectively, related to the 2021 Convertible Debt.

2020 Convertible Debt

During 2020, the Company issued five convertible promissory notes to five noteholders in the aggregate amount of $1,445,000 (collectively, “2020 Convertible Debt”). The convertible promissory notes bear interest at a rate of 10% per annum and mature on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock but not at a price less than $2.50 per share, except for two convertible promissory notes in the aggregate amount of $195,000 for which the balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $3.90 per share of our common stock.

During the year ended December 31, 2021, the holders of the 2020 Convertible Debt converted the principal balance of $1,445,000 plus accrued interest of $8,611 into 381,601 shares of common stock at conversion prices ranging between $3.69 and $3.96 per share. There were no convertible promissory notes issued in 2020 outstanding as of December 31, 2022 and 2021.

The Company recorded interest expense of $15,565 and made cash interest payments amounting to $27,538 during the year ended December 31, 2021, related to the 2020 Convertible Debt.

NOTE 14 — CONVERTIBLE NOTES PAYABLE AT FAIR VALUE

The following is a summary of the Company’s convertible notes payable for which it elected the fair value option as of December 31, 2022 and 2021:

	Fair Value Outstanding as of December 31,
	2022	2021

March 4th Note	$343,556	$998,135
Total convertible notes payable at fair value(a)	$343,556	$998,135

(a)	All amounts as of December 31, 2022 and 2021 are recorded in noncurrent liabilities.

2020 Lincoln Park Note and Warrants

On January 3, 2020, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund LLC, an Illinois limited liability company (“Lincoln Park”) and issued a convertible promissory note with a principal amount of $1.3 million (the “2020 Lincoln Park Note”) at a purchase price of $1.2 million together with warrants to purchase up to 41,518 shares of our common stock at an exercise price of $3.91 per share (the “2020 Lincoln Park Warrants”).

The Company elected the fair value option to account for the 2020 Lincoln Park Note and determined that the 2020 Lincoln Park Warrants met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. The fair value of the 2020 Lincoln Park Note on issuance was recorded as $885,559. The fair value of the note increased by $103,845 for the year ended December 31, 2021 and was recognized as current period other expense in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

During 2020, Lincoln Park converted an aggregate principal balance of $760,000 at conversion prices between $4.35 and $4.45 per share and was issued 172,181 shares of common stock. During 2021, Lincoln Park converted the remaining principal balance of $540,000 at a conversion price of $3.91 and was issued 137,966 shares of common stock. The fair value of these shares of common stock issued was $561,522 based on the closing trading price of the common stock on the respective trading day.

As a result of the conversions during 2021 described above, there was no amount outstanding on the 2020 Lincoln Park Note as of December 31, 2022 or 2021.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

2020 Lincoln Park Warrants

As described above, in connection with the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants to purchase up to 41,518 shares of its common stock on January 3, 2020, as well as on each of the second, fourth, and six month anniversaries of the 2020 Lincoln Park Note issuance date (collectively “Series E, F, G, and H Warrants”). The fair value of the 2020 Lincoln Park Warrants was recorded on issuance as a debt discount of $314,441.

During 2021, the Series E, F, G, and H Warrants were all exercised for 146,027 shares via a cashless exercise formula pursuant to the warrant agreement. As a result, there were no amounts outstanding for Series E, F, G, and H Warrants as of December 31, 2022 and 2021. Prior to their exercise, the fair value of the warrants increased by $2,397,877, which was recognized as current period other expense in the Company’s consolidated statement of operations for the year ended December 31, 2021.

As a result of the exercise during 2021 described above, there was no amount outstanding on the Series E, F, G, and H Warrants as of December 31, 2022 or 2021.

March 4th Note

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series I Warrant”) to purchase up to 20,000 shares of our common stock at a purchase price of $3.91 per share. The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series I Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series I Warrant as $460,000 and $40,000, respectively. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price $3.91 per share of our common stock.

For the years ended December 31, 2022 and 2021, the fair value of the convertible promissory note decreased by $654,579 and increased $486,999, respectively, which were recognized as current period other income/(expense) in the Company’s consolidated statement of operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

For the year ended December 31, 2022 and 2021, the fair value of the Series I Warrant decreased by $120,000 and increased $85,000, respectively, which was recognized as current period other income/(expense) in the Company’s consolidated statement of operations for their respective period.

As of both December 31, 2022 and 2021, the principal balance of the convertible promissory note was $500,000. As of December 31, 2022 and 2021, the fair value of the convertible promissory note of $343,556 and $998,135, respectively, and the fair value of the Series I Warrant of $15,000 and $135,000, respectively, were recorded on the Company’s consolidated balance sheet.

March 25th Note

On March 25, 2020, the Company issued a convertible promissory note to a third-party investor for a principal amount of $560,000 (the “March 25th Note”) and received $500,000, net of transaction costs of $10,000 paid to the investor and original issue discount. The Company also issued 10,000 shares of our common stock related to this convertible note payable. The maturity date of the convertible promissory note was March 25, 2021 and the balance of the convertible promissory note and any accrued interest could be converted at the noteholder’s option at any time at a purchase price of $3.90 per share of common stock. The Company elected the fair value option to account for the convertible promissory note. The fair value of the March 25th Note on issuance was recorded at $500,000.

For the year ended December 31, 2021, the fair value of the note decreased by $20,000, which was recognized as current period other income in the Company’s consolidated statement of operations (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

During the year ended December 31, 2021, the March 25th Note was fully converted into 143,588 shares of Company’s common stock. As a result, no amounts remain outstanding as of December 31, 2022 and 2021 related to the March 25th Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 15 — NONCONVERTIBLE PROMISSORY NOTES

Nonconvertible Promissory Notes

As of December 30, 2022, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $1,368,960, which bear interest at a rate of 10% per annum and mature between June 2023 and November 2024.

As of December 31, 2022 and 2021, the Company had a balance of $868,960 and $307,685, respectively, net of debt discounts, recorded as Notes payable and $500,000 and $426,645, respectively as of December 31, 2022 and 2021 in Notes payable, noncurrent portion, on its consolidated balance sheets related to these nonconvertible promissory notes. During the years ended December 31, 2022 and 2021, the Company recorded interest expense on its consolidated statements of operations amounting to of $97,468 and $122,456, respectively and paid interest of $95,318 and $123,025, respectively related to these nonconvertible notes payable.

On January 15, 2022, its maturity date, a non-convertible promissory note amounting to $200,000 was repaid in cash.

Subsequent to December 31, 2022, on February 22, 2023, the Company entered into a nonconvertible promissory note in the amount of $2.2 million. The note bears interest at a rate of 10% per annum and matures on March 31, 2028.

Nonconvertible unsecured promissory notes - Socialyte Promissory Note

As discussed in Note 5, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note matures on September 30, 2023 and will be payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest shall be due and payable on September 30, 2023.

NOTE 16 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), previously advanced funds for working capital to Dolphin Films. In prior years, Dolphin Films entered into a promissory note with DE LLC (the “Original DE LLC Note”) in the principal amount of $1,009,624, which was payable on demand. The Original DE LLC Note was payable on demand and accrued interest at a rate of 10% per annum. The Original DE LLC Note allowed for additional advances of working capital during its term. Additional funds in the amount of $98,249 were advanced to the Company prior to 2021 and on June 15, 2021 the Company exchanged the Original DE LLC Note for a new note with an initial maturity date of July 31, 2023 and a principal amount of $1,107,873 (“New DE LLC Note” and together with the Original DE LLC Note, “the DE LLC Notes”). Other than the change in maturity date and principal amount, there were no other changes to the interest or any other terms of the Original DE LLC Note. On June 30, 2022, the New DE LLC Note’s maturity date was extended to December 31, 2026.

For the years ended December 30, 2022 and 2021, the Company did not repay any principal balance of the New DE LLC Note. During both the years ended December 31, 2022 and 2021, the Company recorded interest expense related to the DE LLC Notes $110,787 on its consolidated statements of operations and repaid $81,621 of interest during the year ended December 31, 2021. There were no interest repayments during the year ended December 31, 2022.

As of both December 31, 2022, and 2021, the Company had a principal balance of $1,107,873, and accrued interest of $166,637 and $55,849, respectively, relating to the DE LLC Notes.

NOTE 17 — FAIR VALUE MEASUREMENTS

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

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, prepaid and other current assets, accounts payable and other non-current liabilities approximate their fair values because of the short turnover of these instruments.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	December 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$6,069,889	$6,069,889	$7,688,743	$7,688,743
Restricted cash	1	1,127,960	1,127,960	541,883	541,883

Liabilities:
Convertible notes payable	3	$5,050,000	$4,865,000	$2,900,000	$2,900,000
Convertible note payable at fair value	3	343,556	343,556	998,135	998,135
Warrant liability	3	15,000	15,000	135,000	135,000
Contingent consideration	3	738,821	738,821	4,284,221	4,284,221

Put Rights

As of December 31, 2022 or 2021, there were no amounts due to the sellers of 42West and certain 42West employees from the exercise of the put rights. During the year ended December 31, 2021, the sellers exercised their put rights in accordance with their respective put agreements and caused the Company to purchase the remaining shares of common stock.

Due to the change in the fair value of the put rights for the period in which the put rights were outstanding during the year ended December 31, 2021, the Company recorded a loss of $71,106 in the consolidated statements of operations.

For the put rights, which are measured at fair value and categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values for the years ended December 31, 2021. As there were no amounts outstanding as of December 31, 2021, there was no movement in the Put Rights during the year ended December 31, 2022:

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

Convertible notes payable

As of December 31, 2022, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,050,000. See Note 13 for further information on the terms of these convertible notes.

		December 31, 2022		December 31, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2024	3	$800,000	$817,000	$—	$—
10% convertible notes due in November 2024	3	500,000	513,000	—	—
10% convertible notes due in December 2024	3	900,000	912,000	—	—
10% convertible notes due in November 2026	3	300,000	285,000	—	—
10% convertible notes due in December 2026	3	150,000	143,000	—	—
10% convertible notes due in August 2027	3	2,000,000	1,834,000	2,000,000	1,998,000
10% convertible notes due in September 2027	3	400,000	361,000	900,000	902,000
		$5,050,000	$4,865,000	$2,900,000	$2,900,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

	December 31,
Fair Value Assumption – Convertible Debt	2022	2021
Stock Price	$1.81	$8.52
Minimum Conversion Price	$2.00 - 2.50	$2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.02% - 4.49%	0.61% - 0.64%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of December 31, 2022, the Company has one outstanding convertible note payable with a face value of $500,000, the March 4th Note, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying consolidated statements of operations under the caption “Change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2021 to December 31, 2022:

March 4th Note
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$511,136
Loss on change of fair value reported in the consolidated statements of operations	486,999
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2021	998,135
(Gain) on change of fair value reported in the consolidated statements of operations	(654,579)
Ending fair value balance reported on the consolidated balance sheet at December 31, 2022	$343,556

The estimated fair value of the March 4th Note as of December 31, 2022 and December 31, 2021, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	December 31,
	2022	2021
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$1.81	$8.52
Expected term (years)	7.18	8.18
Volatility	100%	100%
Risk free rate	3.96%	1.47%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to December 31, 2022:

Fair Value:	Series I
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$50,000
Loss on change of fair value reported in the consolidated statements of operations	85,000
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2021	$135,000
(Gain) on change of fair value reported in the consolidated statements of operations	(120,000)
Ending fair value balance reported on the consolidated balance sheet at December 31, 2022	$15,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The estimated fair value of the Series I Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

	December 31,
Fair Value Assumption - Series I Warrants	2022	2021
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$1.81	$8.52
Expected term (years)	2.67	3.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	4.28%	1.07%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Change in fair value of contingent consideration” in the consolidated statements of operations.

As discussed in Note 5, during the year ended December 31, 2021, the B/HI seller met the conditions for payment of contingent consideration. As a result, the contingent consideration has been recorded as the actual amount of the payout to the B/HI seller, $1.1 million, of which $600,000 was paid in cash on June 29, 2022 and the remainder in common stock, which was settled on June 14, 2022 by the issuance of 163,369 shares of Company common stock.

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

Inputs	As of December 31, 2021
Risk Free Discount Rate (based on US government treasury obligation with a term similar to that of the contingent consideration)	0.73%
Annual Asset Volatility Estimate	85.00%

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2020 to December 31, 2022:

	The Door(1)	Be Social(3)	B/HI(2)
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2020	$370,000	$160,000	$—
Loss on change of fair value reported in the consolidated statements of operations	2,011,869	550,000	1,192,352

Ending fair value balance reported on the consolidated balance sheet at December 31, 2021	$2,381,869	$710,000	$1,192,352

Loss on change of fair value reported in the consolidated statements of operations, as revised	—	(5,000)	(76,106)
Settlement of contingent consideration	(2,381,869)	—	(1,116,246)
Ending fair value balance reported in the consolidated balance sheet at December 30, 2022	$—	$705,000	$—

(1)	Based on the net income for the year ended December 31, 2021, The Door achieved the conditions for the earnout consideration, which was settled on June 7, 2022 by payment of 279,562 shares of common stock.
(2)	During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which were settled on June 14 and June 29, 2022, as described above.

NOTE 18 — VARIABLE INTEREST ENTITIES

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2022 and 2021, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2022 and 2021. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC As of and for the years ended December 31,
	2022	2021
Assets	$7,354	$265,778
Liabilities	$(6,491,314)	$(6,749,738)
Revenues	$18,078	$21,894
Expenses	$—	$(7,437)

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the publicity and advertising expenses to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. For the year ended December 31, 2021, the Company recorded revenues of $21,894, related to domestic distribution of Believe. There were revenues recorded during the year ended December 31, 2022. The capitalized production costs related to Believe were either amortized or impaired in previous years. JB Believe LLC’s primary liability is to the Company which it owes $6,491,834, which eliminates in consolidation.

NOTE 19 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Company’s Board of Directors (the “Board”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

On July 6, 2017, pursuant to the Second Amended and Restated Articles of Incorporation, each share of Series C is convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds.” Specifically, a majority of the independent directors of the Board, in its sole discretion, must determine that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met. As a result, the Series C became immediately convertible and as of December 31, 2021 is convertible into 4,738,940 shares of common stock, subject to the restriction discussed below. Additionally, DE LLC, as the holder of the Series C is entitled to 14,216,819 votes, which are equal to approximately 54% of the voting securities of the Company.

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

On September 27, 2022, the Company’s shareholders approved a proposed amendment to the terms of the Series C Convertible Preferred Stock included in our Articles of Incorporation to increase the number of votes per share of common stock the Series C is convertible into from three votes per share to five votes per share.

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

2022 Lincoln Park Transaction

On August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period. Pursuant to the terms of the LP 2022 Registration Rights Agreement, the issuance of shares pursuant to the LP 2022 Purchase Agreement have been registered pursuant to our effective registration statement on Form S-1, and the related prospectus dated September 15, 2022.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50 and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 98.75% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price for the accelerated and additional accelerated purchases shall be equal to the lesser of 96% of (i) the closing sale price on the accelerated purchase date, or (ii) such date’s volume weighted average price.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 57,313 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the LP 2022 Purchase Agreement to Lincoln Park under the LP 2022 Purchase Agreement without stockholder approval. At a meeting held on September 27, 2022, our stockholders approved the issuance of up to $25 million of shares of our common stock pursuant to the LP 2022 Purchase Agreement.

 During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 548,000 shares of common stock at prices ranging between $1.92 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,436,259. Subsequent to December 31, 2022, the Company sold 250,000 shares of common stock at prices ranging between $1.88 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $529,450.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of December 31, 2022.

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park. Pursuant to the terms of the LP 2021 Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $25,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement. The purchase price for the shares was the lowest of (1) lowest sale price on the date of the purchase or (2) the average of the lowest three closing prices on the last 10 business days, with a floor of $1.00. Pursuant to the terms of the LP 2021 Registration Rights Agreement, the issuance of shares pursuant to the LP 2021 Purchase Agreement were registered pursuant to the Company’s effective shelf registration statement on Form S-3, and the related base prospectus included in the registration statement, as supplemented by a prospectus supplement filed on January 21, 2022.

Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of common stock to Lincoln Park as consideration for its commitment (“commitment shares”) to purchase shares of our common stock under the LP 2021 Purchase Agreement. Pursuant to the LP 2021 Purchase Agreement, the Company issued an additional 37,019 commitment shares on March 7, 2022.

During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15, pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640. The LP 2021 Purchase Agreement was terminated effective August 12, 2022 and the Company did not sell any shares pursuant to this agreement subsequent to that date.

During the year ended December 31, 2021, excluding the commitment shares mentioned above, the Company did not sell any shares of common stock under the LP 2021 Purchase Agreement.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 20 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2022	2021
Numerator
Net loss attributable to Dolphin Entertainment Common Stock holders and numerator for basic loss per share	$(4,780,135)	$(6,462,303)
Change in fair value of convertible notes payable	(654,579)	—
Change in fair value of warrants	(120,000)	—
Interest expense	39,452	—
Numerator for diluted loss per share	$(5,515,262)	$(6,462,303)
Denominator
Denominator for basic EPS - weighted-average shares	9,799,021	7,614,774
Effect of dilutive securities:
Convertible note payable	127,877	—
Warrants	28	—
Denominator for diluted EPS - adjusted weighted-average shares	9,926,926	7,614,774

Basic loss per share	$(0.49)	$(0.85)
Diluted loss per share	$(0.56)	$(0.85)

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

One of the Company’s convertible note payable, the warrants and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the years ended December 31, 2022 and 2021, the Company had a net loss and as such the two-class method is not presented.

For year ended December 31, 2022, the convertible promissory note carried at fair value and the outstanding warrants were included in the calculation of fully diluted loss per share. The other convertible notes payable carried at their principal loan amount, convertible into an aggregate 1,901,924 weighted average shares for the year ended December 31, 2022 were not included in the calculation of diluted loss per share as their effect would be anti-dilutive. For the year ended December 31, 2021, the Company excluded 506,674 common stock equivalents such as warrants and shares to be issued for convertible debt as inclusion would be anti-dilutive.

NOTE 21 — WARRANTS

A summary of warrant activity during the years ended December 31, 2022 and 2021 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2020	221,513	$7.08
Issued	—	—
Exercised	(166,072)	3.91
Expired	(35,441)	23.70
Balance at December 31, 2021	20,000	$3.91
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2022	20,000	$3.91

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Series E, F, G and H Warrants

During 2020, in relation to the 2020 Lincoln Park Note, the Company issued the 2020 Lincoln Park Warrants (see Note 21), collectively Series E, F, G, and H Warrants. The 2020 Lincoln Park Warrants became exercisable on the six-month anniversary of issuance and for a period of five years thereafter. If a resale registration statement covering the shares of common stock underlying the 2020 Lincoln Park Warrants was not effective and available at the time of exercise, the 2020 Lincoln Park Warrants were exercisable by means of a “cashless” exercise formula.

The Company recorded a loss of $2,397,877 in its consolidated statements of operations due to change in fair value for the year ended December 31, 2021 in connection with the Series E, F, G and H warrants which were exercised in March 2021 using a cashless exercise formula pursuant to the warrant agreement. During the year ended December 31, 2021, all outstanding 2020 Lincoln Park Warrants were exercised and, therefore there is no amount recorded in the consolidated balance sheet as of December 31, 2022 or 2021.

Series I Warrants

On March 4, 2020, in connection with the issuance of a $500,000 convertible note payable, the Company issued the Series I Warrant to purchase up to 20,000 shares of common stock at a purchase price of $3.91 per share. The warrants became exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of common stock underlying the warrants is not effective and available at the time of exercise, the warrants may be exercised by means of a “cashless” exercise formula. The Company determined that the Series I Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000.

The Company recorded $120,000 of other income and $85,000 of other expense due to change in fair value of the Series I Warrants during the years ended December 31, 2022 and 2021, respectively, and had a balance of $15,000 and $135,000 as of December 31, 2022 and 2021, respectively, recorded under the caption Warrant liability in its consolidated balance sheet.

NOTE 22 — RELATED PARTY TRANSACTIONS

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

As of December 31, 2022 and 2021, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,578,088 and $1,565,588, respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the consolidated statements of operations amounting to $262,498 and $262,500, respectively, for the years ended December 31, 2022 and 2021. The Company paid interest amounting to $250,000 and $453,345 in connection with the accrued compensation to the CEO during years ended December 31, 2022 and 2021, respectively.

The Company entered into the New DE LLC Note with an entity wholly owned by our CEO. See Note 16 for further discussion.

For the period between October 5, 2021 and December 20, 2021, Aircraft Pictures Limited (“Aircraft”), a company in which Anthony Leo, one the Company’s Directors was a shareholder at the time, hired 42West to provide publicity for Aircraft in exchange for retainer fees of $8,500 per month and made payments to the Company of $17,000 in the aggregate related to these services. During the year ended December 31, 2022, the Company provided services to Aircraft amounting to $87,700 and Aircraft made payments to the Company amounting to $91,714.

In connection with the acquisition of 42West, the Company and its CEO, as personal guarantor, entered into put agreements with each of the sellers of 42West, pursuant to which the Company granted the put rights. During each of the years ended December 31, 2021, the Company made payments amounting to $400,000 to Ms. Leslee Dart, while she was a member of the Board, related to the put rights. Pursuant to the terms of one such Put Agreement, Ms. Dart exercised 6,507 put rights at a purchase price of $46.10 per share during the year ended December 31, 2021. As of December 31, 2021, the Company does not owe Ms. Dart any amounts related to the exercise of these put rights. On May 16, 2021, Ms. Dart resigned from her position as a member of the Board effective as of such date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 23 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. During the year ended December 31, 2022, the

Company also designed, minted and sold an NFT collection titled Creature Chronicles: Exiled Aliens. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss from operations on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in Note 2.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company assigned $18,680,000 of intangible assets, net of accumulated amortization of $8,795,664, and goodwill of $29,314,083, net of impairments, as of December 31, 2022 to the EPM segment. The balances reflected as of December 31, 2022 for EPM segment only include the activity of Socialyte for the period between the acquisition date (November 14, 2022) and December 31, 2022. Equity method investments are included within the EPM segment.

	Year ended December 31,
	2022	2021
Revenue:
EPM	$40,058,880	$35,705,305
CPD	446,678	21,894
Total	$40,505,558	$35,727,199
Segment operating income (loss):
EPM	$1,964,803	$(451,406)
CPD	(6,539,945)	(5,029,377)
Total operating loss	(4,575,142)	(5,480,783)
Interest expense	(555,802)	(785,209)
Other (loss) income, net	774,579	(158,955)
Loss before income taxes	$(4,356,365)	$(6,424,947)

	As of December 31,
	2022	2021
Assets:
EPM	$68,678,335	$48,645,789
CPD	6,698,497	4,099,512
Total assets	$75,376,832	$52,745,301

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 24 — INCOME TAXES

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
	2022	2021
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Current	$—	$—
Deferred income tax expense (benefit)
Federal	$(853,835)	$(1,107,490)
State	(292,832)	(37,908)
Deferred	$(1,146,667)	$(1,145,398)
Change in valuation allowance
Federal	$881,436	$1,145,789
State	442,212	36,965
Change in valuation allowance	1,323,648	1,182,754
Income tax provision expense	$176,981	$37,356

At December 31, 2022 and 2021, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Accrued Expenses	$815,951	$769,500
IRC 163(j)	1,047,643	762,603
Lease liability	2,190,548	1,847,098
Accrued Compensation	701,205	720,129
Intangibles	2,139,179	2,268,504
Other Assets	227,798	152,709
Capitalized Production Costs	520,866	502,104
Net Operating Losses and Credits	13,986,154	13,224,955
Total Deferred Tax Assets	$21,629,345	$20,247,602

Deferred Tax Liabilities:
Fixed Assets	(506)	(51,528)
Right of use asset	(1,988,834)	(1,681,512)
Other Liabilities	—	(19,290)
Total Deferred Tax Liability	$(1,989,340)	$(1,752,330)

Subtotal	$19,640,005	$18,495,272

Valuation Allowance	$(19,893,193)	$(18,569,544)

Net Deferred Tax Liability	$(253,188)	$(74,272)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The Company had the following net operating loss (“NOL”) carry-forwards, gross, as of December 31, 2022:

Jurisdiction	NOL Amount	Expires
U.S. Federal(1)	$49,127,354	2028
Florida	26,247,222	2029
California	16,584,057	2032
New York State	3,767,266	2039
New York City	4,686,957	2039
Illinois	540,460	2031
Massachusetts	1,101,829	2038
Total	$102,055,145

(1)	Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire.

Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $19,900,309 and $18,569,545 as of December 31, 2022 and 2021, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	December 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
PPP loan forgiveness	0.0%	10.6%
Goodwill impairment	(4.1)%	—%
Change in fair value of contingent consideration	0.2%	(12.4)%
Change in fair value of derivative liabilities	3.5%	(10.4)%
State income taxes, net of federal income tax benefit	7.5%	0.0%
Change in state tax rate	(1.4)%	1.3%
Return to provision adjustment	0.4%	(0.6)%
Business combination	—%	0.4%
Other	(2.2)%	(0.8)%
Change in valuation allowance	(28.8)%	(9.7)%
Effective tax rate	(3.9)%	(0.6)%

As of December 31, 2022 and 2021, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2019.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 25 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through November 2027. The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	December 31,
	2022	2021
Assets
Right-of-use asset	$7,341,045	$6,129,411

Liabilities
Current
Lease liability	$2,073,547	$1,600,107

Noncurrent
Lease liability	$6,012,049	$5,132,895

Total lease liability	$8,085,596	$6,733,002

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during year ended December 31, 2022 and 2021.

		December 31,
Lease costs	Classification	2022	2021
Operating lease costs	Selling, general and administrative expenses	$2,316,745	$2,642,798
Operating lease costs	Direct costs	—	60,861
Sublease income	Selling, general and administrative expenses	(107,270)	—
Net lease costs		$2,209,475	$2,703,659

Lease Payments

For the years ended December 31, 2022 and 2021, the Company made cash payments related to its operating leases in the amount of $2,256,551 and $2,733,158, respectively.

Future minimum payments for operating leases in effect at December 31, 2022 were as follows:

2023	$2,640,164
2024	2,531,307
2025	1,979,589
2026	1,782,057
2027	719,794
Thereafter	—
Total	$9,652,911
Less: Imputed interest	(1,567,315)
Present value of lease liabilities	$8,085,596

As of December 31, 2022, the Company’s weighted average remaining lease terms on its operating lease is 3.49 years and the Company’s weighted average discount rate is 8.68% related to its operating leases.

Rent expense for the years ended December 31, 2022 and 2021 was $2,316,745 and $2,703,659, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 26 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. During the year ended December 31, 2022, the Company paid $1,500,000, respectively, pursuant to the Blue Angels Agreement, which were recorded as capitalized production costs. The Company expects the final payment of $500,000 pursuant to the Blue Angels Agreement to be made during the second quarter of 2023.

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

As production of the documentary motion picture is still in the production process, no income or expense has been recorded in connection with the Blue Angels Agreement during the year ended December 31, 2022.

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

Letter of Credit

Pursuant to the lease agreement of 42West’s New York office location, the Company is required to issue a letter of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60-days prior to the expiration of the bank’s election not to renew the letter of credit. In connection with the annual renewal in 2021, the letter of credit was reduced to $541,883. The Company granted City National Bank a security interest in bank account funds totaling $541,883 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

Pursuant to the sublease agreement of Dolphin’s Los Angeles office location, the Company issued the sublessor a letter of credit from City National Bank in the amount of $586,077 to secure the sublease. The letter of credit, issued on September 15, 2022, expires a year after issuance and is deemed automatically extended for one year from the expiration date unless City National Bank notifies the landlord 90-days prior to the expiration of the bank’s election not to renew the letter of credit. The Company granted City National Bank a security interest in bank account funds totaling $586,077 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any claims relating to its outstanding letters of credit as of December 31, 2022.

NOTE 28 — EMPLOYEE BENEFIT PLAN AND EQUITY INCENTIVE PLAN

The Company and its wholly owned subsidiaries have 401(K) profit sharing plan that covers substantially all of its employees. The Company’s 401(K) plan matches up to 4% of the employee’s contribution. The plans match dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions up to 5%. There are certain limitations for highly compensated employees. The Company’s contributions to these plans for the years ended December 31, 2022 and 2021, were approximately $582,912 and $424,423, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Equity Incentive Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 2,000,000 shares available to grant under the 2017 Plan. During the year ended December 31, 2022, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the year ended December 31, 2021, the Company did not issue any awards under the 2017 Plan.

The Company accounts for its share-based compensation expense related to equity instruments under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees based on estimated fair values. The Company uses the value of its common stock on the grant date to establish the grant date fair value of the RSUs granted. We have elected to account for forfeitures as they occur. The Company uses authorized and unissued shares to meet share issuance requirements.

During the year ended December 31, 2022, the Company granted RSU’s to its employees under the 2017 Plan that vest in four equal installments on the following dates: March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022. The Company recognized compensation expense for RSUs of $212,782 for the year ended December 31, 2022, which is included in payroll and benefits in the consolidated statements of operations. There was no share-based compensation recognized for the year ended December 31, 2021. As of December 31, 2022, all RSUs where vested and there is no unrecognized compensation expense.

The following table sets forth the activity for the RSUs for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	—	$—
Granted	36,434	6.86
Forfeited	(4,942)	6.86
Vested	(31,492)	6.86
Outstanding (nonvested), December 31, 2022	—	$—

Shares issued related to an employment agreement

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, on July 27, 2022, the Company issued to Mr. Francisco 11,521 shares of Common Stock at a price of $4.34 per share, the closing sale price for the Common Stock on the date the shares were issued. Mr. Francisco’s employment agreement also entitles him to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. Relating to this agreement, subsequent to December 31, 2022, on January 11, 2023 the Company issued to Mr. Francisco 6,366 shares of Common Stock at a price of $2.24 per share, the 30-day trailing closing sale price for the Common Stock on the date the shares were issued.

