Form 10-K/A
period 2022-12-31
Dolphin Entertainment, Inc.
filed 2023-05-01
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last day of trading of the registrant’s most recently completed second fiscal quarter, was 25,511,503 (based on the closing sale price of the registrant’s common stock on that date on the Nasdaq Capital Markets).

The number of shares outstanding of the registrant’s common stock as of April 24, 2023 is 12,785,238.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Dolphin Entertainment, Inc. (the “Company”) for the year ended December 31, 2022 as originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K.

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

Except as set forth in the first paragraph of this Explanatory Note, this Amendment No. 1 does not amend, modify, or otherwise update any other information in and on exhibits filed with the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	54	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	59	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	73	June 2008
Nelson Famadas	Director	50	December 2014
Anthony Leo	Director	46	September 2018
Nicholas Stanham, Esq.	Director	55	December 2014
Claudia Grillo	Director	64	June 2019

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

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012, as well as on the Board of Directors of United Way United Kingdom since its inception in 2014, and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past [25] years.

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
3.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
4.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

5.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2022.

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

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2022, the Audit Committee held six meetings. All members of the Audit Committee were present at each meeting except for two meetings in which Mr. Stanham was unable to attend.

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

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2022, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2022 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

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

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2022	400,000	—	282,878	(1)	682,878
Chairman and Chief Executive Officer	2021	400,000	—	282,880	(2)	682,880

Mirta A. Negrini,	2022	300,000	—	—		300,000
Chief Financial and Operating Officer	2021	300,000	—	—		300,000

———————

(1)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,498 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(2)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

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

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2022 and December 31, 2021.

Director Compensation

During the year ended December 31, 2022, we did not pay compensation to any of our directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below shows the beneficial ownership as of April 24, 2023, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our incumbent directors, director nominees, named executive officers, all incumbent directors, director nominees and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 12,785,238 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 24, 2023. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 24, 2023 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(2)	349,662	2.7%
Michael Espensen	56	*
Nelson Famadas	534	*
Mirta A. Negrini	296	*
Anthony Leo	—	—
Nicholas Stanham, Esq.(3)	8,443	*
Claudia Grillo	152	*

All Directors, Director Nominee and Executive Officers as a Group (7 persons)	359,143	2.8%

Over 5% Shareholder

Marvin Shanken,(4) 825 Eighth Ave., 33rd Floor, New York, NY 10019	1,120,000	8.8%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock		% of Class (Preferred Stock)
William O’Dowd, IV(5)	50,000	(6)	100%

———————

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.

(2)	The amount shown includes (1) 124,210 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 109,068 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd and (3) 116,384 shares of common stock held by Mr. O’Dowd individually. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.

(3)	Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.

(4)	This number does not include (i) 127,746 shares of common stock that are issuable to M. Shanken Communications, Inc. upon conversion of a senior convertible note and (ii) 20,000 shares of common stock of the Issuer that are issuable to Shanken Communications upon the exercise of warrants that are currently exercisable. The note and the warrants are each subject to a 4.99% beneficial ownership blocker and the number of shares of common stock set forth in the table above give effect to such blockers.

(5)	The Series C Convertible Preferred Stock are held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd.
(6)	The Series C is entitled to 23,694,699 votes and is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

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

Transactions with Related Persons

William O’Dowd, IV.  Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC, an entity owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary, which we acquired in March 2016. During 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment, LLC (the “DE LLC Note”) in the principal amount of $1,009,624 for funds previously advanced. The note was payable on demand and accrued interest at a rate of 10% per annum. On November 29, 2017, the Audit Committee approved an amendment to the promissory note to allow for additional advances and repayments on the promissory note up to a maximum principal balance of $5,000,000. On June 15, 2021 the Company exchanged the Original DE LLC Note for a new note maturing on July 31, 2023 (“New DE LLC Note” and together with the Original DE LLC Note, the “DE LLC Notes”). Other than the change in maturity date, there were no other changes to the principal, interest or any other terms of the Original DE LLC Note. On June 30, 2022, the maturity date of the New DE LLC Note was extended to December 31, 2026. As of December 31, 2022 and 2021, Dolphin Films owed Dolphin Entertainment, LLC $1,107,873 and $1,107,873, respectively, of principal, and $166,637 and $55,849, respectively, of accrued interest, that was recorded on the consolidated balance sheets. Dolphin Films recorded interest expense of $110,787 for each of the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, we did not repay any principal amount owed to Dolphin Entertainment, LLC. During the year ended December 31, 2021 we paid $81,621 of interest payments to Dolphin Entertainment, LLC. There have not been any proceeds received, repayments of principal or payments of interest related to this note for the period between January 1, 2023 and April 24, 2023. The largest aggregate principal amount Dolphin Films owed Dolphin Entertainment, LLC during 2022, 2021 and as of April 24, 2023 was $1,107,873. The balance of principal outstanding under the note as of April 24, 2023 was $1,107,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2022 and 2021, we had a balance of $2,625,000 of accrued compensation related to this agreement. As of December 31, 2022 and 2021, we had a balance of $1,578,088 and $1,565,588, respectively, of accrued interest related to this agreement. We recorded $262,498 and $262,500, respectively, of interest expense for the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, we paid $250,000 and $453,345, respectively, of interest payments to Mr. O’Dowd and for the period between January 1, 2023 and April 24, 2023, we paid Mr. O’Dowd $200,000 of interest related to this employment agreement. The largest aggregate balance we owed Mr. O’Dowd during 2022, 2021 and as of April 24, 2023 was $2,625,000. The balance of accrued compensation as of April 24, 2023 was $2,625,000.

Charles Dougiello. Mr. Dougiello served as a director of the Company from June of 2019 to September of 2021. On July 5, 2018, we purchased all of the membership interest of the sellers of The Door Marketing Group, LLC, of which Mr. Dougiello owned 50%, for approximately $2 million in cash and $2 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), plus the potential to earn up to an additional $7.0 million, of which the first $5 million is payable in shares of common stock and the last $2 million is payable in cash, if certain financial targets are achieved over a four year period. For the year ended December 31, 2021, Mr. Dougiello met the financial targets and on June 7, 2022, we issued him 139,781 shares of the Company’s common stock in satisfaction of our earn-out obligation to him. In connection with our acquisition of The Door, we entered into an employment agreement with Mr. Dougiello for a four-year term after the closing date of the acquisition, with an initial base salary of $240,000, subject to annual increases of 5% and annual bonus provisions.

Leslee Dart. Ms. Dart served as a director of the Company from June of 2020 to May of 2021. On March 30, 2017, we purchased all of the membership interests of the sellers of 42West, of which Ms. Dart owned 31.67%, for approximately $18.7 million in shares of common stock (less certain working capital and closing adjustments, transaction expenses and payments of indebtedness), using a stock price of $46.10 per share, plus the potential to earn up to an additional $9.3 million in shares of common stock. During the year ended December 31, 2017, 42West achieved the required financial performance targets, and the sellers, including Ms. Dart, earned the additional consideration, of which Ms. Dart was issued 68,868 shares in 2020. In connection with the 42West acquisition, we entered into an employment agreement with Ms. Dart for a three-year term after the closing date of the acquisition, with an initial base salary of $400,000, subject to annual increases based on achievement of certain EBITDA thresholds, and annual bonus provisions. On April 5, 2018, we amended Ms. Dart’s employment agreement to modify the annual bonus provisions and eliminate her right (i) to be eligible to receive in accordance with the provisions of our incentive compensation plan, a cash bonus for the calendar year 2017 if certain performance goals were achieved and (ii) to receive an annual bonus, for each year during the term of her employment agreement, of $200,000 in shares of common stock based on the 30-day trading average market price of such common stock. On April 1, 2020, we entered into a three-year employment agreement with Ms. Dart for an annual salary of $400,000, with an option to renew for one additional year at the mutual agreement of Ms. Dart and the Company. The employment agreement expired on March 31, 2023 and was not renewed. In connection with the 42West acquisition, we also entered into a put agreement with Ms. Dart, pursuant to which we granted Ms. Dart the right, but not the obligation, to cause us to purchase up to an aggregate of 73,970 of her shares of common stock received as consideration for a purchase price equal to $46.10 per share, during certain specified exercise periods up until March 2021. As of April 24, 2023, we had purchased an aggregate of 73,970 shares of our common stock from Ms. Dart for an aggregate purchase price of $3,410,000 pursuant to the put agreement. As of April 24, 2023, we did not owe Ms. Dart for any Put Rights.

Anthony Leo. Mr. Leo serves as a director of the Company. For the period between October 5, 2021 and December 20, 2021, Aircraft Pictures Limited (“Aircraft”), a company in which Mr. Leo was a shareholder, hired 42West to provide publicity for Aircraft in exchange for retainer fees of $8,500 per month and made payments to the Company of $17,000 in the aggregate related to these services. During the year ended December 31, 2022, the Company provided services to Aircraft amounting to $87,700 and Aircraft made payments to the Company amounting to $91,714.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported on our Form 8-K filed June 3, 2022, we had a change of auditor from BDO USA LLP to Grant Thornton LLP for the fiscal year ended December 31, 2022.

The Audit Committee has ratified Grant Thornton LLP, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2022. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our shareholders.

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP, for the fiscal year ended December 31, 2022.

	Year Ended 12/31/2022	Year Ended 12/31/2021
Audit Fees(1)	$776,000	$—
Audit-Related Fees		—
Tax Fees	—	—
All Other Fees	—	—
Total	$776,000	$—

———————

The following table sets forth the aggregate fees billed to our company for professional services rendered by BDO USA LLP, our former independent registered accounting firm for the fiscal year ended December 31, 2022 and 2021.

	Year Ended 12/31/2022	Year Ended 12/31/2021
Audit Fees(1)	$—	$897,500
Audit-Related Fees		—
Tax Fees	—	—
All Other Fees	—	—
Total	$325,000	$897,500

(1)	Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2022 and December 31, 2021.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, Grant Thornton, LLP, during fiscal year 2022, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by Grant Thornton, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton, LLP’s independence.

The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Grant Thornton, LLP. Our Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements: Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed on March 31, 2023.

2.	All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	The Exhibits below:

See the Exhibit Index below.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.2	Membership Interest Purchase Agreement, dated August 17, 2020, by and among the Company and Alison Grant	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2020.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 24, 2021).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.

4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.
10.2	Promissory Note, dated October 1, 2016, in favor of Dolphin Entertainment, LLC (formerly, Dolphin Entertainment, Inc.).	Incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1/A (SEC File No. 333-219029), filed on December 05, 2017.
10.3	Purchase agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC.	Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 30, 2021.
10.4	Registration Rights Agreement dated December 29, 2021 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 30, 2021.
10.5	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.6	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.7	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on November 14, 2022.
21.1	List of Subsidiaries of the Company.	Incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K, filed on March 31, 2023.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 1, 2023

DOLPHIN ENTERTAINMENT, INC.

By:	/s/ William O’Dowd, IV
	Name:	William O’Dowd, IV
	Title:	Chief Executive Officer (Principal Executive Officer)

