Form 10-Q
period 2023-03-31
Dolphin Entertainment, Inc.
filed 2023-05-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock outstanding was 13,084,605 as of May 10, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current
Cash and cash equivalents	$7,858,570	$6,069,889
Restricted cash	1,127,960	1,127,960
Accounts receivable:
Trade, net of allowance of $896,499 and $736,820, respectively	6,225,319	6,162,472
Other receivables	3,021,712	5,552,993
Notes receivable	4,527,995	4,426,700
Other current assets	801,414	523,812
Total current assets	23,562,970	23,863,826

Capitalized production costs, net	1,603,412	1,598,412
Employee receivable	652,085	604,085
Right-of-use asset	6,845,888	7,341,045
Goodwill	29,314,083	29,314,083
Intangible assets, net	9,378,496	9,884,336
Property, equipment and leasehold improvements, net	265,950	293,206
Other long-term assets	2,365,914	2,477,839
Total Assets	$73,988,798	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES
Current
Accounts payable	$3,662,046	$4,798,221
Term loan, current portion	409,232	408,905
Notes payable, current portion	3,840,321	3,868,960
Contingent consideration	500,000	500,000
Accrued interest – related party	1,636,766	1,744,723
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,024,130	2,073,547
Deferred revenue	2,093,280	1,641,459
Other current liabilities	6,985,305	7,626,836
Total current liabilities	23,776,080	25,287,651

Term loan, noncurrent portion	2,356,052	2,458,687
Notes payable	2,715,000	500,000
Convertible notes payable	5,850,000	5,050,000
Convertible note payable at fair value	354,000	343,556
Loan from related party	1,107,873	1,107,873
Contingent consideration	254,306	238,821
Lease liability	5,535,423	6,012,049
Deferred tax liability	280,286	253,188
Warrant liability	15,000	15,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	42,262,935	41,285,740

Commitments and contingencies (Note 18)	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,000	1,000
Common Stock, $0.015 par value, 200,000,000 shares authorized, 12,627,336 and 12,340,664 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	189,410	185,110
Additional paid-in capital	143,719,252	143,119,461
Accumulated deficit	(112,183,799)	(109,214,479)
Total Stockholders’ Equity	31,725,863	34,091,092
Total Liabilities and Stockholders’ Equity	$73,988,798	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$9,891,421	$9,177,125

Expenses:
Direct costs	218,896	1,110,658
Payroll and benefits	9,054,730	6,960,283
Selling, general and administrative	1,871,937	1,488,338
Depreciation and amortization	533,096	407,238
Change in fair value of contingent consideration	15,485	161,451
Legal and professional	763,277	938,217
Total expenses	12,457,421	11,066,185

Loss from operations	(2,566,000)	(1,889,060)

Other income (expense):
Change in fair value of convertible notes	(10,444)	287,858
Change in fair value of warrants	—	60,000
Interest income	102,017	44,767
Interest expense	(355,870)	(194,173)
Total other (expense) income, net	(264,297)	198,452

Loss before income taxes and equity in losses of unconsolidated affiliates	(2,830,297)	(1,690,608)

Income tax expense	(27,098)	(7,224)

Net loss before equity in losses of unconsolidated affiliates	(2,857,395)	(1,697,832)

Equity in losses of unconsolidated affiliates	(111,925)	(20,000)

Net loss	$(2,969,320)	$(1,717,832)

Loss per share:
Basic	$(0.23)	$(0.20)
Diluted	$(0.23)	$(0.23)

Weighted average number of shares outstanding:
Basic	12,640,285	8,713,700
Diluted	12,640,285	8,846,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,969,320)	$(1,717,832)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	533,096	407,238
Share-based compensation	74,641	59,305
Equity in losses of unconsolidated affiliates	111,925	20,000
Impairment of capitalized production costs	—	15,000
Change in allowance for credit losses	75,779	143,924
Change in fair value of contingent consideration	15,485	161,451
Change in fair value of warrants	—	(60,000)
Change in fair value of convertible note and derivative liabilities	10,444	(287,858)
Deferred income tax expense, net	27,098	7,224
Changes in operating assets and liabilities:
Accounts receivable, trade and other	2,291,361	1,880,764
Other current assets	(277,602)	(11,732)
Capitalized production costs	(5,000)	(20,500)
Other long-term assets and employee receivable	(48,000)	(68,354)
Deferred revenue	451,821	(49,799)
Accounts payable	(1,136,175)	376,934
Accrued interest – related party	92,043	92,043
Lease liability	(30,886)	(12,968)
Other current liabilities	(641,532)	(116,477)
Net cash (used in) provided by operating activities	(1,424,822)	818,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(17,757)
Issuance of notes receivable	—	(1,154,500)
Net cash used in investing activities	—	(1,172,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	800,000	—
Repayment of interest to related party	(200,000)	—
Proceeds from notes payable	2,215,000	—
Proceeds from equity line of credit agreement	529,450	2,515,350
Repayment of term loan	(102,308)	—
Repayment of notes payable	(28,639)	(225,924)
Net cash provided by financing activities	3,213,503	2,289,426

Net increase in cash and cash equivalents and restricted cash	1,788,681	1,935,532
Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$8,986,530	$10,166,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$434,548	$104,064

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares to Lincoln Park Capital LLC	$—	$2,515,350
Receipt of Crafthouse equity in connection with marketing agreement	$—	$1,000,000
Settlement of contingent consideration for B/HI and The Door in shares of Common Stock	$—	$(2,381,869)
Employee compensation paid in shares of Common Stock	$74,641	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Three Months Ended March 31,
	2023	2022

Cash and cash equivalents	$7,858,570	$9,624,275
Restricted cash	1,127,960	541,883
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,986,530	$10,166,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the three months ended March 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital LLC	—	—	250,000	3,750	525,700	—	529,450
Issuance of shares related to employment agreements	—	—	36,672	550	74,091	—	74,641
Balance March 31, 2023	50,000	$1,000	12,627,336	$189,410	$143,719,252	$(112,183,799)	$31,725,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the three months ended March 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,717,832)	(1,717,832)
Issuance of shares to Lincoln Park Capital LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Shares issuable for contingent consideration	—	—	—	—	2,381,869	—	2,381,869
Issuance of restricted shares, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—		59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$132,194,992	$(106,152,176)	$26,173,582

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Recent Accounting Pronouncements

Accounting Guidance Adopted

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. The Company adopted this guidance effective January 1, 2023 and the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

The revenues recorded by the EPM and CPD segments is detailed below:

	Three Months Ended March 31,
	2023	2022
Entertainment publicity and marketing	$9,891,421	$9,177,125
Content production	—	—
Total Revenues	$9,891,421	$9,177,125

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of March 31, 2023 and December 31, 2022 were as follows:

Contract Liabilities
Balance as of December 31, 2022	$1,641,459
Balance as of March 31, 2023	2,093,280
Change	$451,829

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

Revenues for the three months ended March 31, 2023 and 2022 include the following:

	Three Months Ended March 31,
	2023	2022
Amounts included in the beginning of year contract liability balance	$689,017	$314,937

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2023, the Company has a balance of $29,314,083 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment. There were no changes in the carrying value of goodwill during the three months ended March 31, 2023.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three month period ended March 31, 2023, that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Intangible Assets

Finite-lived intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$13,350,000	$6,218,172	$7,131,828	$13,350,000	$5,842,498	$7,507,502
Trademarks and trade names	4,640,000	2,408,332	2,231,668	4,640,000	2,283,166	2,356,834
Non-compete agreements	690,000	675,000	15,000	690,000	670,000	20,000
	$18,680,000	$9,301,504	$9,378,496	$18,680,000	$8,795,664	$9,884,336

Amortization expense associated with the Company’s intangible assets was $505,840 and $341,833 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows:

2023	$1,510,071
2024	1,701,993
2025	1,597,789
2026	1,465,978
2027	854,992
Thereafter	2,247,673
Total	$9,378,496

NOTE 4 —ACQUISITIONS

Socialyte, LLC

On November 14, 2022 (“Closing Date”), the Company, through its wholly owned subsidiary, Social MidCo LLC, (“MidCo”), acquired all of the issued and outstanding membership interests of Socialyte, a Delaware limited liability company (the “Socialyte Purchase”), pursuant to a membership interest purchase agreement dated the Closing Date (the “Socialyte Purchase Agreement”) between the Company and NSL Ventures, LLC (the “Socialyte Seller”). Socialyte is a New York and Los Angeles-based creative agency specializing in social media influencer marketing campaigns for brands.

The total consideration paid to the Socialyte Seller in respect to the Socialyte Purchase was $14,290,504, including a provisional working capital adjustment in the amount of $2,103,668. The Purchase Agreement provided for the Socialyte Seller to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022 that were not met. On the Closing Date, the Company paid the Seller $5,053,827 cash, issued the Seller 1,346,257 shares of its Common Stock, par value $0.015 per share (the “Common Stock”) and issued the Seller a $3,000,000 unsecured promissory note (the “Socialyte Promissory Note”), which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its Common Stock in satisfaction of the Closing Date working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which the Company guaranteed. The Common Stock that was issued as part of the consideration was not registered under the Securities Act.

The consolidated statement of operations includes revenues and a net loss from Socialyte amounting to $1,148,237 and $310,679, respectively, for the three months ended March 31, 2023.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Socialyte Purchase on the Closing Date. Amounts in the table are estimates that may change, as described below. There were no measurement period adjustments during the three months ended March 31, 2023. The measurement period of the Socialyte Purchase concludes on November 14, 2023.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Socialyte had been acquired on January 1, 2022:

Three Months Ended March, 31, 2022
Revenues	$10,504,144
Net loss	$1,378,234

The pro forma amounts for 2022 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2022, and (b) include interest expense on the term loan and the unsecured promissory note in the amount of $81,816.

The impact of the acquisition of Socialyte on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2022, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

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

Midnight Theatre

As of March 31, 2023, the Notes Receivable amount to $4,527,995, inclusive of $419,915 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. The Notes Receivable each originally had maturity dates six months from their issuance date but the maturity date for all of the Notes Receivable has been extended to September 30, 2023. The Notes Receivable allow the Company to convert the principal and accrued interest into common interest of JDDC Elemental, LLC on the maturity date. For the three months ended March 31, 2023 and 2022, the Company recorded $101,295 and $44,765, respectively, of interest income related to the Notes Receivable.

NOTE 6 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consisted of: (i) Class A and Class B units of JDDC Elemental LLC, a Limited Liability Company operating under the name Midnight Theatre (“Midnight Theatre”) and (ii) Series 2 common interest of Stanton South LLC, which operates Crafthouse Cocktails (“Crafthouse Cocktails”).

The Company evaluated these investments under the Variable Interest Entity guidance and determined the Company is not the primary beneficiary of either Midnight Theatre or Crafthouse Cocktails, however it does exercise significant influence over Midnight Theatre and Crafthouse Cocktails; as a result, it accounts for these investments under the equity method of accounting. Equity method investments are included within other long-term assets in the condensed consolidated balance sheets.

As of March 31, 2023, the investment in Midnight Theatre and Crafthouse Cocktails amounted to $809,722 and $331,564 respectively.

Midnight Theatre

As of March 31, 2023 and December 31, 2022, the investment in Midnight Theatre amounted to $809,722 and $891,494, respectively. During the three months ended March 31, 2023, the Company recorded a loss of $81,772, in connection with its equity method investment in Midnight Theatre. As Midnight Theatre had not commenced operations, there were no equity in earnings or losses of Midnight Theatre recorded for the three months ended March 31, 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Crafthouse Cocktails

As of March 31, 2023 and December 31, 2022, the investment in Crafthouse Cocktails amounted to $331,564 and $361,717, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded losses of $30,153 and $20,000, respectively, in connection with its equity method investment in Crafthouse Cocktails.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	304,713	573,049
Accrued commissions	548,221	702,410
Accrued bonuses	397,254	469,953
Talent liability	3,028,267	3,990,984
Accumulated customer deposits	1,354,507	550,930
Other	732,343	719,510
Other current liabilities	$6,985,305	$7,626,836

NOTE 8 — DEBT

Total debt of the Company was as follows as of March 31, 2023 and December 31, 2022:

Debt Type	March 31, 2023	December 31, 2022
Convertible notes payable	$5,850,000	$5,050,000
Convertible note payable - fair value option	354,000	343,556
Non-convertible promissory notes	3,555,321	1,368,960
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party (see Note 9)	1,107,873	1,107,873
Term loan, net of debt issuance costs (see Note 12)	2,765,284	2,867,592
Total debt	$16,632,478	$13,737,981
Less current portion of debt	(4,249,553)	(4,277,697)
Noncurrent portion of debt	$12,383,925	$9,460,284

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

The table below details the maturity dates of the principal amounts for the Company’s debt as of March 31, 2023:

Debt Type	Maturity Date	2023	2024	2025	2026	2027	Thereafter
Convertible notes payable	Ranging between June 2023 and March 2030	$—	$2,200,000	$800,000	$450,000	$2,400,000	$500,000
Nonconvertible promissory notes	Ranging between June 2023 and December 2023(1)	840,321	500,000	—	—	2,215,000	—
Nonconvertible promissory notes - Socialyte	Ranging between June and September 2023	3,000,000	—	—	—	—	—
Term loan	November 14, 2027	306,553	408,737	408,737	408,737	1,232,644	—
Loans from related party	December 2026	—	—	—	1,107,873	—	—
		$4,146,874	$3,108,737	$1,208,737	$1,966,610	$5,847,644	$500,000

(1)	Pursuant to the terms of one of the nonconvertible promissory notes, the Company makes monthly payments of principal and interest. This note matures on December 2023; however, the amounts in the 2023 column represent principal payments to be made during the remainder of 2023.

Convertible Notes Payable

On January 9, 2023 and January 13, 2023, the Company issued two convertible notes payable in the aggregate amount of $800,000. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates on the second anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the Common Stock.  Five of the convertible notes payable may not be converted at a price less than $2.50 per share and six of the convertible notes payable may not be converted at a price less than $2.00 per share. As of March 31, 2023 and December 31, 2022, the principal balance of the convertible notes payable of $5,850,000 and $5,050,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to convertible notes payable of $144,556 and $67,500 during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $137,597 and $50,833 during the three months ended March 31, 2023 and 2022, respectively, related to the convertible notes payable.

Convertible Note Payable at Fair Value

The Company has one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $354,000 and $343,556 in noncurrent liabilities as of March 31, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value.

The Company recorded a loss in fair value of $10,444 and a gain in fair value of $287,858 for the three months ended March 31, 2023 and 2022, respectively, on its condensed consolidated statements of operations related to this convertible note payable at fair value.

The Company recorded interest expense related to the convertible note payable at fair value of $9,863 for both the three months ended March 31, 2023 and 2022.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. As of March 31, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,555,321, which bear interest at a rate of 10% per annum and mature between June 2023 and March 2028.

As of March 31, 2023 and December 31, 2022, the Company had a balance of $840,321 and $868,960, respectively, net of debt discounts recorded as current liabilities and $2,715,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $56,585 and $24,884 for the three months ended March 31, 2023 and 2022, respectively. The Company made interest payments of $34,264 and $31,659 during the three months ended March 31, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible unsecured promissory notes - Socialyte Promissory Note

As discussed in Note 4, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note matures on September 30, 2023 and will be payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest shall be due and payable on September 30, 2023.

Credit and Security Agreement

In connection with the Socialyte Acquisition discussed in Note 4, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which includes a $3,000,000 secured term note (“Term Loan”) and $0.5 million of a secured revolving line of credit (“Revolver”). The Credit Agreement carries an annual facility fee of $5,000 payable on the first anniversary of the Closing Date and of $875 on each one year anniversary thereafter.

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

Interest on the Term Loan shall be payable on a monthly basis. Interest shall be computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest shall be charged in accordance with the terms of the Term Loan. During the three months ended March 31, 2023, the Company made a payment of $161,204, inclusive of $54,061 of interest. As of March 31, 2023, there was $2,765,284, net or debt origination fees, outstanding under the Term Loan.

Revolver

There is no amount drawn on the Revolver as of March 31, 2023 and no amounts were drawn during the three months ended March 31, 2023. When drawn, the outstanding principal balance of the revolver shall accrue interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on December 31, 2026.

As of both March 31, 2023 and December 31, 2022, the Company had a principal balance of $1,107,873, and accrued interest amounted to $193,953 and $166,637 as of March 31, 2023 and December 31, 2022, respectively. For both the three months ended March 31, 2023 and 2022, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,317 for both the three months ended March 31, 2023 and 2022 related to this loan from related party. The Company did not make cash payments during the three months ended March 31, 2023 or 2022 related to this loan from related party.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,858,570	$7,858,570	$6,069,889	$6,069,889
Restricted cash	1	1,127,960	1,127,960	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,850,000	$5,489,000	$5,050,000	$4,865,000
Convertible note payable at fair value	3	354,000	354,000	343,556	343,556
Warrant liability	3	15,000	15,000	15,000	15,000
Contingent consideration	3	754,306	754,306	738,821	738,821

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

Convertible notes payable

As of March 31, 2023, the Company has eleven outstanding convertible notes payable with aggregate principal amount of $5,850,000. See Note 8 for further information on the terms of these convertible notes.

		March 31, 2023		December 31, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2024	3	$800,000	$800,000	$800,000	$817,000
10% convertible notes due in November 2024	3	500,000	503,000	500,000	$513,000
10% convertible notes due in December 2024	3	900,000	896,000	900,000	$912,000
10% convertible notes due in January 2025	3	800,000	798,000	—	$—
10% convertible notes due in November 2026	3	300,000	274,000	300,000	$285,000
10% convertible notes due in December 2026	3	150,000	137,000	150,000	$143,000
10% convertible notes due in August 2027	3	2,000,000	1,740,000	2,000,000	$1,834,000
10% convertible notes due in September 2027	3	400,000	341,000	400,000	$361,000
		$5,850,000	$5,489,000	$5,050,000	$4,865,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	March 31, 2023	December 31, 2022
Stock Price	$1.81	$1.81
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	3.65% - 4.34%	4.02% - 4.49%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of March 31, 2023, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the Accounting Standards Codification (“ASC”) 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to March 31, 2023:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$343,556
Loss on change in fair value reported in the condensed consolidated statements of operations	10,444
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2023	$354,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

The estimated fair value of the March 4th Note as of March 31, 2023 and December 31, 2022, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	March 31, 2023	December 31, 2022
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$1.81	$1.81
Expected term (years)	6.93	7.18
Volatility	100%	100%
Risk free rate	3.55%	3.96%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to March 31, 2023:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$15,000
(Gain)/Loss on change of fair value reported in the condensed consolidated statements of operations	—
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2023	$15,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	March 31, 2023	December 31, 2022
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$1.81	$1.81
Expected term (years)	2.42	2.67
Volatility	100%	100%
Dividend yield	0%	0%
Risk free rate	3.95%	4.28%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Change in fair value of contingent consideration” in the consolidated statements of operations. As of March 31, 2023, the Company had a balance of $754,306 of contingent consideration related to the acquisition of Be Social.

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2022 to March 31, 2023:

Be Social
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$738,821
Loss on change of fair value reported in the condensed consolidated statements of operations	15,485
Ending fair value balance reported in the condensed consolidated balance sheet at March 31, 2023	$754,306

Subsequent to March 31, 2023, the Company settled the contingent consideration liability related to Be Social through payment of $500,000 in cash and 148,687 shares of the Company’s stock, with a value of $270,610.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 11 — STOCKHOLDERS’ EQUITY

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from the Company up to $25,000,000 of the Common Stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement. Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of Common Stock to Lincoln Park as consideration for its commitment (“2021 LP commitment shares”) to purchase shares of our Common Stock under the LP 2021 Purchase Agreement. Pursuant to the LP 2021 Purchase Agreement, the Company issued an additional 37,019 LP commitment shares on March 7, 2022.

During the three months ended March 31, 2022, excluding the 2021 LP commitment shares disclosed, the Company sold 585,000 shares of Common Stock at prices ranging between $3.47 and $5.15 pursuant to the LP 2021 Purchase Agreement and received proceeds of $2,515,350.

The LP 2021 Purchase Agreement was terminated effective August 12, 2022.

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

During the three months ended March 31, 2023, the Company sold 250,000 shares of Common Stock at prices ranging between $1.88 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $529,450. Subsequent to March 31, 2023, the Company sold 300,000 shares of Common Stock at prices ranging between $1.65 and $1.81 pursuant to the LP 2022 Purchase Agreement and received proceeds of $521,550.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of March 31, 2023.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 12 — SHARE-BASED COMPENSATION

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he is entitled to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. Relating to this agreement, on January 11, 2023, the Company issued to Mr. Francisco 6,366 shares of Common Stock at a price of $2.24 per share, the 30-day trailing closing sale price for the Common Stock on the date the shares were issued.

During the three months ended March 31, 2023, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s stock. The Company issued 30,306 shares amounting to $60,382 in the aggregate on different dates though the first quarter of 2023, following the normal payroll cycle.

NOTE 13 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2023	2022
Numerator
Net loss attributable to Dolphin Entertainment stockholders	$(2,969,320)	$(1,717,832)
Change in fair value of warrants	—	(60,000)
Change in fair value of convertible note payable	—	(287,858)
Interest expense	—	9,863
Numerator for diluted loss per share	$(2,969,320)	$(2,055,827)

Denominator
Denominator for basic EPS - weighted-average shares	12,640,285	8,713,700
Effect of dilutive securities:
Warrants	—	4,990
Convertible notes payable	—	127,877
Denominator for diluted EPS	12,640,285	8,846,567

Basic loss per share	$(0.23)	$(0.20)
Diluted loss per share	$(0.23)	$(0.23)

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

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the Common Stockholders as if the instruments had been converted into shares of Common Stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended March 31, 2023 and 2022, the Company had a net loss and as such the two-class method is not presented.

For the three months ended March 31, 2023 potentially dilutive instruments including 2,883,114 shares of Common Stock issuable upon conversion of convertible notes payable and 20,000 shares of Common Stock issuable upon exercise of warrants were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three months ended March 31, 2022, 556,622 shares of Common Stock issuable upon conversion of convertible notes payable, were not included in diluted loss per share because inclusion was considered to be anti-dilutive.

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

As of March 31, 2023 and December 31, 2022, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,442,813 and $ 1,578,088, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $64,726 for both the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, the Company made an interest payment in the amount of $200,000 in connection with the accrued compensation to the CEO.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss from operations on the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2022.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company assigned $9,378,496 of intangible assets, net of accumulated amortization of $9,301,504, and goodwill of $29,314,083 as of March 31, 2023 to the EPM segment. Equity method investments are included within the EPM segment.

	Three Months Ended March 31,
	2023	2022
Revenue:
EPM	$9,891,421	$9,177,215
CPD	—	—
Total	$9,891,421	$9,177,215

Segment operating income (loss):
EPM	$(1,096,263)	$(64,210)
CPD	(1,469,737)	(1,824,850)
Total operating loss	(2,566,000)	(1,889,060)
Interest expense	(355,870)	(149,406)
Other income (loss), net	91,573	(347,858)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(2,830,297)	$(1,690,608)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

	As of March 31, 2023	As of December 31, 2022

Total assets:
EPM	$66,028,440	$68,678,335
CPD	7,960,358	6,698,497
Total	$73,988,798	$75,376,832

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

	As of March 31, 2023	As of December 31, 2022
Assets
Right-of-use asset	$6,845,888	$7,341,045

Liabilities
Current
Lease liability	$2,024,130	$2,073,547

Noncurrent
Lease liability	$5,535,423	$6,012,049

Total lease liability	$7,559,553	$8,085,596

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during the three months ended March 31, 2023 and 2022.

		Three Months Ended March 31,
Lease costs	Classification	2023	2022
Operating lease costs	Selling, general and administrative expenses	$706,141	$576,538
Sublease income	Selling, general and administrative expenses	(107,270)	(45,415)
Net lease costs		$598,871	$531,123

Lease Payments

For the three months ended March 31, 2023 and 2022, the Company made payments in cash related to its operating leases in the amounts of $696,556 and $531,777, respectively.

Future minimum lease payments for operating leases for the remainder of 2023 and thereafter, were as follows:

2023	$1,947,904
2024	2,531,307
2025	1,979,589
2026	1,782,057
2027	719,794
Thereafter	—
Total lease payments	$8,960,651
Less: Imputed interest	(1,401,098)
Present value of lease liabilities	$7,559,553

As of March 31, 2023, the Company’s weighted average remaining lease term on its operating leases is 3.30 years and the Company’s weighted average discount rate is 8.69% related to its operating leases.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED Consolidated FINANCIAL Statements (Unaudited)

NOTE 17 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. The Company has previously paid $1,500,000 pursuant to the Blue Angels Agreement, which were recorded as capitalized production costs. Subsequent to March 31, 2023, the Company paid the remaining $500,000 pursuant to the Blue Angels Agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC for the distribution rights of Blue Angels. The Company estimates that it will derive approximately $3.5 million from the acquisition agreement and it expects that the documentary motion picture will be released in 2023.

As production of the documentary motion picture is not complete, no income or expense has been recorded in connection with the Blue Angels Agreement during the three months ended March 31, 2023.

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

IMAX Co-Production Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded $1,500,000 and has committed to fund up to an additional $500,000 of the production budget, which was disbursed subsequent to March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content production company. Through our subsidiaries, 42West, The Door, Shore Fire, Viewpoint, Be Social and Socialyte, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries. 42West, The Door and Shore Fire are each recognized global leaders in the PR services for the industries they serve. Viewpoint adds full-service creative branding and production capabilities and Be Social and Socialyte provide influencer-marketing capabilities through their roster of highly engaged social media influencers. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets. Our Common Stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

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

Revenues

For the three months ended March 31, 2023 and 2022, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, as well as for entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. We expect to generate income in our content production segment in 2023 with the release of “The Blue Angels” documentary motion picture, discussed in the “Project Development and Related Services”.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget which is estimated at approximately $4 million. In April of 2023, IMAX entered into an agreement with Amazon Content Services LLC for the distribution rights of the Blue Angels. We estimate that we will derive approximately $3.5 million from the acquisition agreement and expect that the documentary motion picture will be released in 2023.

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations.

(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three months ended March 31, 2023, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) interest income; and (3) interest expense. For the three months ended March 31, 2022 other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) changes in fair value of warrants; and (3) interest expense.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 as compared to three months ended March 31, 2022

Revenues

For the three months ended March 31, 2023 and 2022 revenues were as follows:

	For the three months ended March 31,
	2023	2022
Revenues:
Entertainment publicity and marketing	$9,891,421	$9,177,125
Total revenue	$9,891,421	$9,177,125

Revenues from entertainment publicity and marketing increased by approximately $0.7 million for the three months ended March 31, 2023, respectively, as compared to the same periods in the prior year. The increase is primarily driven by inclusion of Socialyte revenues for 2023, which were not present in 2022.

We did not derive any revenues from the content production segment as we have not distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles. We expect to begin generating income in our content production segment in the fourth quarter of 2023 with the release of the Blue Angels documentary film.

Expenses

For the three months ended March 31, 2023 and 2022, our expenses were as follows:

	Three months ended March 31,
	2023	2022
Expenses:
Direct costs	$218,896	$1,110,658
Payroll and benefits	9,054,730	6,960,283
Selling, general and administrative	1,871,937	1,488,338
Depreciation and amortization	533,096	407,238
Change in fair value of contingent consideration	15,485	161,451
Legal and professional	763,277	938,217
Total expenses	$12,457,421	$11,066,185

Direct costs decreased by approximately $0.9 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in direct costs is mainly driven by $0.5 million of NFT production and marketing costs for the three months ended March 31, 2022 that were not present in the same period in 2023, and decrease in direct costs primarily attributable to a decrease in certain subsidiaries revenues as compared to the three months ended March 31, 2022.

Payroll and benefits expenses increased by approximately $2.1 million and for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to inclusion of Socialyte expenses in 2023, as well additional headcount in the later months of 2022 to support the growth of our business.

Selling, general and administrative expenses increased by approximately $0.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, mainly due to our Los Angeles office that was opened in July of 2022 and inclusion of Socialyte selling, general and administrative expenses in 2023.

Depreciation and amortization increased by $0.1 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 related to the amortization of Socialyte intangible assets in 2023.

Change in fair value of the contingent consideration was $15,485 for the three months ended March 31, 2023, compared to the change in fair value of the contingent consideration of $0.2 million for the three months ended March 31, 2022. The main components of the change in fair value of contingent consideration were the following:

•	B/HI: this contingent consideration was settled in June 2022, therefore no changes were recorded in the three months ended March 31, 2023. The Company recorded a $141,451 loss for the three months ended March 31, 2022.

•	Be Social: $15,500 and $20,000 loss for the three months ended March 31, 2023 and 2022, respectively. The Company expects to settle this contingent consideration after March 31, 2023 in a combination of cash and shares of our Common Stock.

Legal and professional fees decreased by approximately $0.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 due to legal, consulting and audit fees incurred during the first quarter of 2022 related to our restatement of the September 30, 2021 Form 10-Q, and revisions of the Forms 10-Q for March 31, 2021 and June 30, 2021 included in our Form 10-K filed on May 26, 2022.

Other Income and Expenses

	Three months ended March 31,
	2022	2021
Other Income and expenses:
Change in fair value of convertible notes and derivative liabilities	(10,444)	287,858
Change in fair value of warrants	—	60,000
Interest Income	102,017	44,767
Interest expense	(355,870)	(194,173)
Total other income (expense), net	$(264,297)	$198,452

We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, we recorded a change in the fair value of the convertible note issued in 2020 in the amount of a $10,444 and $0.3 million, respectively. None of the decreases in the value of the convertible note was attributable to instrument specific credit risk and as such, all of the gain in the change in fair value was recorded within net (loss) income.

Warrants issued with the convertible note issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. We did not record any change in the value of the warrants for the three months ended March 31, 2023 on our condensed consolidated statements of operations. The fair value of the 2020 warrants that were not exercised decreased by approximately $60,000 and we recorded a gain in the change of fair value of the warrants for the three months ended March 31, 2022 for that amount on our condensed consolidated statement of operations.

Interest income increased by $57,300 for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to increased notes receivable outstanding during 2023 as compared to the same periods in the prior year.

Interest expense increased by $0.2 million for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to increased convertible and nonconvertible notes and the term loan outstanding during 2023 as compared to the same period in the prior year.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

For the three months ended March 31, 2023, we recorded losses of approximately $30,000 from our equity investment in Crafthouse Cocktails. For the three months ended March 31, 2022, we recorded a loss of approximately $20,000 from our equity investment in Crafthouse Cocktails.

For the three months ended March 31, 2023 we recorded losses of approximately $82,000 from our equity investment in Midnight Theatre. Midnight Theatre had not yet commenced operations in the first quarter of 2022, therefore no gains or losses were recorded by the Company for the three months ended March 31, 2022.

Income Taxes

We recorded an income tax expense of approximately $27,000 and approximately $7,200 for the three months ended March 31, 2023 and 2022, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $3.0 million or $0.23 per share based on 12,640,285 weighted average shares outstanding for both basic and fully diluted loss per share for the three months ended March 31, 2023. Net loss was approximately $1.7 million or $0.20 and $0.23 per share on a basic and fully diluted basis, respectively, for the three months ended March 31, 2022. The change in net income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,424,822)	$818,363
Net cash used in investing activities	—	(1,172,257)
Net cash provided by financing activities	3,213,503	2,289,426
Net increase in cash and cash equivalents and restricted cash	1,788,681	1,935,532

Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$8,986,530	$10,166,158

Operating Activities

Cash used in operating activities was $1.4 million for three months ended March 31, 2023, a change of $2.2 million from cash provided by operating activities of $0.8 million for three months ended March 31, 2022. The decrease in cash flows from operations was primarily as a result a $1.4 million net change in working capital and $1.1 million of increased net loss for the period, offset by $0.3 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs and other non-cash losses

Investing Activities

There were no cash flows used in investing activities for the three months ended March 31, 2023. Net cash flows used in investing activities for the three months ended March 31, 2022 were $1.2 million, and consisted primarily of issuances of notes receivable.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2023 were $3.2 million which mainly related to:

Inflows:

•	$2.2 million of proceeds from notes payable
•	$0.8 million of proceeds from convertible notes payable.
•	$0.5 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.3 of repayment of notes payable, term loan, and interest to related party.

Debt and Financing Arrangements

As described below in further detail, we have taken measures to position the Company with a stronger balance sheet position, extending current loans to longer term maturities. Total debt amounted to $16.6 million as of March 31, 2023 compared to $13.7 million as of December 31, 2022, an increase of $2.9 million or 21.1%.

Our debt obligations in the next twelve months from March 31, 2023 remained consistent from December 31, 2022. The current portion of the long-term debt decreased marginally from $4.25 million from $4.28 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three months ended March 31, 2023, the Company sold 250,000 shares of Common Stock at prices ranging between $1.88 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $529,450. Subsequent to March 31, 2023, the Company sold 300,000 shares of Common Stock at prices ranging between $1.65 and $1.81 pursuant to the LP 2022 Purchase Agreement and received proceeds of $521,550.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of March 31, 2023.

Convertible Notes Payable

As of March 31, 2023, the Company has eleven outstanding convertible promissory notes in the aggregate principal amount of $5,850,000. The convertible promissory notes bear interest at a rate of 10% per annum, with initial maturity dates on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our Common Stock.  Five of the convertible notes may not be converted at a price less than $2.50 per share and six of the convertible notes may not be converted at a price less than $2.00 per share.

The Company recorded interest expense related to convertible notes payable of $144,556 and $67,500 during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $137,597 and $50,833 during the three months ended March 31, 2023 and 2022, respectively, related to the convertible promissory notes.

As of March 31, 2023 and December 31, 2022, the principal balance of the convertible promissory notes of $5,850,000 and $5,050,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

On January 9, 2023 and January 13, 2023, the Company issued two convertible promissory notes in the aggregate amount of $800,000. The convertible promissory notes bear interest at 10% per annum, mature on the second anniversary of their issuance, and can be converted into shares of Common Stock at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our Common Stock. The convertible promissory notes may not be converted at a price less than $2.00 per share.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $354,000 and $343,556 in noncurrent liabilities as of March 31, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

The Company recorded a loss in fair value of $10,444 and a gain in fair value of $287,858 for the three months ended March 31, 2023 and 2022, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to the convertible note payable at fair value of $9,863 for both the three months ended March 31, 2023 and 2022.

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. As of March 31, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,555,321, which bear interest at a rate of 10% per annum and mature between June 2023 and March 2028.

As of March 31, 2023 and December 31, 2022, the Company had a balance of $840,321 and $868,960, respectively, net of debt discounts recorded as current liabilities and $2,715,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $56,585 and $24,884 for the three months ended March 31, 2023 and 2022, respectively. The Company made interest payments of $34,264 and $31,659 during the three months ended March 31, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible Promissory Notes – Socialyte

As discussed in Note 4 and Note 8 to our condensed consolidated financial statements, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matures on September 30, 2023 and will be payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023, its maturity date. The Socialyte Promissory Note bears interest at a rate of 4% per annum, which accrues monthly and all accrued interest shall be due and payable on September 30, 2023, its maturity date.

Credit and Security Agreement

In connection with the Socialyte Acquisition discussed in Note 4, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which includes a $3,000,000 secured term note (“Term Loan”) and $0.5 million of a secured revolving line of credit (“Revolver”). The Credit Agreement carried an annual facility fee of $5,000 payable on the first anniversary of the Closing Date and of $875 on each one year anniversary thereafter.

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

Interest on the Term Loan shall be payable on a monthly basis. Interest shall be computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest shall be charged in accordance with the terms of the Term Note. During the three months ended March 31, 2023, the Company made a payment of $161,204, inclusive of $54,061 of interest. As of March 31, 2023, there was $2,765,284, net or debt origination fees, outstanding under the Term Loan.

Revolver

There is no amount drawn on the Revolver as of March 31, 2023 and no amounts were drawn during the three months ended March 31, 2023. When drawn, the outstanding principal balance of the revolver shall accrue interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

IMAX Agreement

As discussed in Note 17 to our condensed consolidated financial statements, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, the Company has funded $2 million of the production budget.

Convertible Notes Receivable

As of March 31, 2023, we hold convertible notes receivable from JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

As of March 31, 2023, the Midnight Theatre notes amount to $4.5 million, inclusive accrued interest receivable of $0.4 million, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre.

Socialyte Acquisition

As discussed in Note 4 to our condensed consolidated financial statements, on November 14, 2022, (the “Closing Date”), we acquired all of the issued and outstanding membership interest of Socialyte. The total consideration amounted to $14.3 million, including a provisional working capital adjustment in the amount of $2,103,668, plus the potential to earn up to an additional $5.0 million upon meeting certain financial targets in 2022, however, these targets were not met. On the Closing Date, we paid $5.0 million cash, issued the Seller 1,346,257 shares of our Common Stock and issued the Seller a $3.0 million unsecured promissory note, which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, we issued the Seller 685,234 shares of our Common Stock in satisfaction of the Closing Date working capital adjustment.

We partially financed the cash portion of the consideration with a secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which we guaranteed. This loan amounted to $3.0 million, carries a fixed rate of 7.37% and has a five year term.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which have not been remediated as of the date of the filing of this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 13, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with an individual for a convertible promissory note (each a “Note”) in the aggregate principal amount of $300,000 and received cash proceeds of $300,000. The Note bear interest at a rate of 10% per annum and mature two years from its issuance date. The noteholder may convert the principal balance of the Note and any accrued interest thereon at any time before the maturity date of the Note into Common Stock of the Company using the 90-day trailing average trading price of the Company’s Common Stock. The floor on such conversion price is $2.00.

The issuance and sale of the Note, and any shares of Common Stock to be issued upon conversion thereof will be issued by the Company in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1**	Form of Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2023)
10.1**	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2023)
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2023.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

