Form 10-Q
period 2023-06-30
Dolphin Entertainment, Inc.
filed 2023-08-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding was 14,200,672 as of August 11, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current
Cash and cash equivalents	$7,001,403	$6,069,889
Restricted cash	1,127,960	1,127,960
Accounts receivable:
Trade, net of allowance of $1,003,898 and $736,820, respectively	5,614,202	6,162,472
Other receivables	3,312,398	5,552,993
Notes receivable	4,630,416	4,426,700
Other current assets	838,602	523,812
Total current assets	22,524,981	23,863,826

Capitalized production costs, net	2,064,775	1,598,412
Employee receivable	700,085	604,085
Right-of-use asset	6,401,715	7,341,045
Goodwill	22,796,683	29,314,083
Intangible assets, net	8,875,139	9,884,336
Property, equipment and leasehold improvements, net	234,818	293,206
Other long-term assets	2,221,421	2,477,839
Total Assets	$65,819,617	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES
Current
Accounts payable	$3,602,074	$4,798,221
Term loan, current portion	409,232	408,905
Notes payable, current portion	3,410,960	3,868,960
Contingent consideration	—	500,000
Accrued interest – related party	1,529,832	1,744,723
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,040,918	2,073,547
Deferred revenue	2,143,778	1,641,459
Other current liabilities	6,597,678	7,626,836
Total current liabilities	22,359,472	25,287,651

Term loan, noncurrent portion	2,248,908	2,458,687
Notes payable	3,115,000	500,000
Convertible notes payable	5,150,000	5,050,000
Convertible note payable at fair value	350,000	343,556
Loan from related party	1,107,873	1,107,873
Contingent consideration	—	238,821
Lease liability	5,041,589	6,012,049
Deferred tax liability	313,372	253,188
Warrant liability	10,000	15,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	39,715,129	41,285,740

Commitments and contingencies (Note 18)	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 13,868,003 and 12,340,664 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	208,020	185,110
Additional paid-in capital	146,038,511	143,119,461
Accumulated deficit	(120,143,043)	(109,214,479)
Total Stockholders’ Equity	26,104,488	34,091,092
Total Liabilities and Stockholders’ Equity	$65,819,617	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$11,024,935	$10,290,626	$20,916,356	$19,467,735

Expenses:
Direct costs	217,245	939,389	436,141	2,022,279
Payroll and benefits	8,677,493	6,983,804	17,732,223	13,930,426
Selling, general and administrative	2,005,286	1,519,835	3,877,223	3,039,605
Depreciation and amortization	543,939	415,547	1,077,035	832,785
Impairment of goodwill	6,517,400	—	6,517,400	—
Change in fair value of contingent consideration	17,741	(237,557)	33,226	(76,106)
Legal and professional	496,570	613,971	1,259,847	1,552,186
Total expenses	18,475,674	10,234,989	30,933,095	21,301,175

(Loss) income from operations	(7,450,739)	55,637	(10,016,739)	(1,833,440)

Other (expenses) income:
Change in fair value of convertible notes	4,000	244,022	(6,444)	531,880
Change in fair value of warrants	5,000	35,000	5,000	95,000
Interest income	103,104	68,454	205,121	113,221
Interest expense	(452,637)	(193,802)	(808,507)	(387,958)
Total other (expenses) income, net	(340,533)	153,674	(604,830)	352,143

(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(7,791,272)	209,311	(10,621,569)	(1,481,297)

Income tax (expense)	(33,086)	(7,224)	(60,184)	(14,448)

Net (loss) income before equity in losses of unconsolidated affiliates	(7,824,358)	202,087	(10,681,753)	(1,495,745)

Equity in losses of unconsolidated affiliates	(134,886)	(23,400)	(246,811)	(43,400)

Net (loss) income	$(7,959,244)	$178,687	$(10,928,564)	$(1,539,145)

(Loss) earnings per share:
Basic	$(0.60)	$0.02	$(0.85)	$(0.17)
Diluted	$(0.60)	$(0.01)	$(0.85)	$(0.23)

Weighted average number of shares outstanding:
Basic	13,212,311	9,498,266	12,926,273	9,113,252
Diluted	13,212,311	9,626,143	12,926,273	9,243,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,928,564)	$(1,539,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,077,035	832,785
Share-based compensation	165,200	114,062
Equity in losses of unconsolidated affiliates	246,811	43,400
Impairment of goodwill	6,517,400	—
Impairment of right-of-use asset	—	98,857
Impairment of capitalized production costs	49,412	87,323
Change in allowance for credit losses	255,032	251,728
Change in fair value of contingent consideration	33,226	(76,106)
Change in fair value of warrants	(5,000)	(95,000)
Change in fair value of convertible notes	6,444	(531,880)
Deferred income tax expense, net	60,184	14,448
Changes in operating assets and liabilities:
Accounts receivable, trade and other	2,330,117	1,536,727
Other current assets	(314,791)	62,831
Capitalized production costs	(515,775)	(532,500)
Other long-term assets and employee receivable	(86,393)	(116,353)
Deferred revenue	502,319	(216,931)
Accounts payable	(1,196,147)	(60,517)
Accrued interest – related party	(214,890)	(64,891)
Other current liabilities	(1,024,321)	(1,519,747)
Lease liability, operating leases	(64,331)	(27,557)
Lease liability, finance leases	570	—
Other noncurrent liabilities	—	18,915
Net cash used in operating activities	(3,106,462)	(1,719,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,451)	(59,902)
Issuance of notes receivable	—	(2,238,800)
Net cash used in investing activities	(9,451)	(2,298,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	1,611,300	4,367,640
Cash settlement of contingent consideration for B/HI	—	(600,000)
Cash settlement of contingent consideration for Be Social	(506,587)	—
Proceeds from convertible notes payable	1,000,000	—
Proceeds from notes payable	2,215,000	—
Repayment of term loan	(214,286)	—
Repayment of notes payable	(58,000)	(252,502)
Net cash provided by financing activities	4,047,427	3,515,138

Net increase (decrease) in cash and cash equivalents and restricted cash	931,514	(503,115)
Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$8,129,363	$7,727,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$940,162	$454,975

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares to Lincoln Park Capital LLC	$—	$4,367,640
Receipt of Crafthouse equity in connection with marketing agreement	$—	$1,000,000
Settlement of contingent consideration for B/HI (2022), The Door (2022) and Be Social (2023) in shares of common stock	$265,460	$1,539,444
Employee compensation paid in shares of common stock	$165,200	$—
Issuance of shares of common stock for the conversion of two convertible notes payable	$900,000	$—

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Six Months Ended June 30,
	2023	2022

Cash and cash equivalents	$7,001,403	$7,185,628
Restricted cash	1,127,960	541,883
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$8,129,363	$7,727,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital LLC	—	—	250,000	3,750	525,700	—	529,450
Issuance of shares related to employment agreements	—	—	36,672	550	74,091	—	74,641
Balance March 31, 2023	50,000	$1,000	12,627,336	$189,410	$143,719,252	$(112,183,799)	$31,725,863
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(7,959,244)	(7,959,244)
Issuance of shares to Lincoln Park Capital LLC	—	—	600,000	9,000	1,072,850	—	1,081,850
Conversion of convertible note payable	—	—	450,000	6,750	893,250	—	900,000
Issuance of shares related to the Be Social acquisition	—	—	145,422	2,181	263,279	—	265,460
Issuance of shares related to employment agreements	—	—	45,245	679	89,880	—	90,559
Balance June 30, 2023	50,000	$1,000	13,868,003	$208,020	$146,038,511	$(120,143,043)	$26,104,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,717,832)	(1,717,832
Issuance of shares to Lincoln Park Capital LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Shares issuable for contingent consideration	—	—	—	—	2,381,869	—	2,381,869
Issuance of restricted shares, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—	—	59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$132,194,992	$(106,152,176)	$26,173,582
Net income for the three months ended June 30, 2022	—	—	—	—	—	178,687	178,687
Issuance of shares to Lincoln Park Capital LLC	—	—	450,000	6,750	1,845,540	—	1,852,290
Issuance of restricted shares, net of shares withheld for taxes	—	—	7,982	120	(120)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	(4,193)	—	—
Issuance of shares to seller of B/HI Communication Inc for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Share-based compensation	—	—	—	—	54,757	—	54,757
Balance June 30, 2022	50,000	$1,000	9,551,958	$143,280	$134,604,772	$(105,973,489)	$28,775,563

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Recent Accounting Pronouncements

Accounting Guidance Adopted

In June 2016, the FASB issued new guidance on measurement of credit losses (ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”) with subsequent amendments issued in November 2018 (ASU 2018-19) and April 2019 (ASU 2019-04). This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. The Company adopted this guidance effective January 1, 2023 and the adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Entertainment publicity and marketing	$11,024,935	$10,290,626	$20,916,356	$19,467,735
Content production	—	—	—	—
Total Revenues	$11,024,935	$10,290,626	$20,916,356	$19,467,735

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of June 30, 2023 and December 31, 2022 were as follows:

Contract Liabilities
Balance as of December 31, 2022	$1,641,459
Balance as of June 30, 2023	2,143,778
Change	$502,319

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues for the three and six months ended June 30, 2023 and 2022 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Amounts included in the beginning of year contract liability balance	$481,134	$15,000	$1,170,151	$329,937

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2023, the Company has a balance of $22,796,683 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. During the three months ended June 30, 2023, the Company’s stock price remained constant and has not responded as positively as expected to new information on the Company’s future projects and forecasts; this, in combination with recurring net losses, has resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill.

As a result of this quantitative analysis, the Company recorded an impairment of Goodwill amounting to $6,517,400, which is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Intangible Assets

Finite-lived intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$13,350,000	$6,591,362	$6,758,638	$13,350,000	$5,842,498	$7,507,502
Trademarks and trade names	4,640,000	2,533,499	2,106,501	4,640,000	2,283,166	2,356,834
Non-compete agreements	690,000	680,000	10,000	690,000	670,000	20,000
	$18,680,000	$9,804,861	$8,875,139	$18,680,000	$8,795,664	$9,884,336

Amortization expense associated with the Company’s intangible assets was $503,357 and $341,833 for the three months ended June 30, 2023 and 2022, respectively, and $1,009,197 and $683,666 for the six months ended June 30, 2023 and 2022, respectively.

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows:

2023	$1,006,714
2024	1,701,993
2025	1,597,789
2026	1,465,978
2027	854,992
Thereafter	2,247,674
Total	$8,875,139

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance December 31, 2022	$29,314,083	$9,884,336
Amortization expense	—	(505,840)
Balance March 31, 2023	29,314,083	9,378,496
Amortization expense	—	(503,357)
Impairment of goodwill	(6,517,400)	—
Balance June 30, 2023	$22,796,683	$8,875,139

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

The total consideration paid to the Socialyte Seller in respect to the Socialyte Purchase was $14,290,504, including a provisional working capital adjustment in the amount of $2,103,668. The Purchase Agreement provided for the Socialyte Seller to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022 that were not met. On the Closing Date, the Company paid the Seller $5,053,827 cash, issued the Seller 1,346,257 shares of its common stock and issued the Seller a $3,000,000 unsecured promissory note (the “Socialyte Promissory Note”), which is to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its common stock in satisfaction of the Closing Date working capital adjustment. The first installment on the Socialyte Promissory Note was not made pending agreement of the post-close working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which the Company guaranteed. The common stock that was issued as part of the consideration was not registered under the Securities Act.

The condensed consolidated statement of operations includes revenues and net loss from Socialyte amounting to $1,285,718 and $(26,504), respectively, for the three months ended June 30, 2023 and $2,433,955 and $(337,183), respectively, for the six months ended June 30, 2023.

The following table summarizes the fair value of the consideration transferred:

Closing common stock (Consideration)	$4,133,009
Common stock issued at Closing Date as working capital adjustment	2,103,668
Cash consideration paid at closing	5,053,827
Cash consideration paid subsequent to closing (Unsecured Promissory Note issued to Seller)	3,000,000
Fair value of the consideration transferred	$14,290,504

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Socialyte Purchase on the Closing Date. Amounts in the table are estimates that may change, as described below. There were no measurement period adjustments during the three and six months ended June 30, 2023. The measurement period of the Socialyte Purchase concludes on November 14, 2023.

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

As of June 30, 2023, the Notes Receivable amount to $4,630,416, inclusive of $522,336 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. The Notes Receivable each originally had maturity dates six months from their issuance date but the maturity date for all of the Notes Receivable has been extended to September 30, 2023. The Notes Receivable allow the Company to convert the principal and accrued interest into common interest of Midnight Theatre on the maturity date. In connection with the Notes Receivable, the Company recorded $103,104 and $68,454 of interest income for the three months ended June 30, 2023 and 2022, respectively, and $205,121 and $113,221 for the six months ended June 30, 2023 and 2022, respectively. On July 21, 2023, Midnight Theatre made an interest payment of $105,000 related to the Notes Receivable.

NOTE 6 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consisted of: (i) Class A and Class B units of Midnight Theatre and (ii) Series 2 common interest of Stanton South LLC, which operates Crafthouse Cocktails (“Crafthouse Cocktails”).

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

As of June 30, 2023, the investment in Midnight Theatre and Crafthouse Cocktails amounted to $732,654 and $273,748 respectively.

Midnight Theatre

As of June 30, 2023 and December 31, 2022, the investment in Midnight Theatre amounted to $732,654 and $891,494, respectively. The Company recorded losses of $77,069 and $158,841, for the three and six months ended June 30, 2023, respectively, in connection with its equity method investment in Midnight Theatre. Midnight Theatre commenced operations in late June 2022. The equity in earnings or losses during the three and six months ended June 30, 2022 were negligible, and were recorded in subsequent periods of 2022.

Crafthouse Cocktails

As of June 30, 2023 and December 31, 2022, the investment in Crafthouse Cocktails amounted to $273,748 and $361,717, respectively. The Company recorded losses in connection with its equity method investment in Crafthouse Cocktails amounting to $57,817 and $23,400 for the three months ended June 30, 2023 and 2022, respectively, and $87,970 and $43,400 for the six months ended June 30, 2023 and 2022, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	440,250	573,049
Accrued commissions	630,532	702,410
Accrued bonuses	474,192	469,953
Talent liability	2,588,542	3,990,984
Accumulated customer deposits	1,158,246	550,930
Other	685,916	719,510
Total other current liabilities	$6,597,678	$7,626,836

NOTE 8 — DEBT

Total debt of the Company was as follows as of June 30, 2023 and December 31, 2022:

Debt Type	June 30, 2023	December 31, 2022
Convertible notes payable	$5,150,000	$5,050,000
Convertible note payable - fair value option	350,000	343,556
Non-convertible promissory notes	3,525,960	1,368,960
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party (see Note 9)	1,107,873	1,107,873
Term loan, net of debt issuance costs (see Note 12)	2,658,140	2,867,592
Total debt	$15,791,973	$13,737,981
Less current portion of debt	(3,820,192)	(4,277,697)
Noncurrent portion of debt	$11,971,781	$9,460,284

The table below details the maturity dates of the principal amounts for the Company’s debt as of June 30, 2023:

Debt Type	Maturity Date	2023	2024	2025	2026	2027	Thereafter
Convertible notes payable	Ranging between October 2024 and March 2030	$—	$1,300,000	$800,000	$450,000	$2,600,000	$500,000
Nonconvertible promissory notes	Ranging between November 2023 and March 2028	410,960	500,000	400,000	—	—	2,215,000
Nonconvertible promissory notes - Socialyte	September 2023	3,000,000	—	—	—	—	—
Term loan	November 14, 2027	200,797	408,233	408,233	408,233	1,232,644	—
Loans from related party	December 2026	—	—	—	1,107,873	—	—
		$3,611,757	$2,208,233	$1,608,233	$1,966,106	$3,832,644	$2,715,000

Convertible Notes Payable

On January 9, 2023, January 13, 2023 and June 15, 2023, the Company issued three convertible notes payable in the aggregate amount of $1,000,000. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates on the second anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Five of the convertible notes payable may not be converted at a price less than $2.50 per share and six of the convertible notes payable may not be converted at a price less than $2.00 per share. As of June 30, 2023 and December 31, 2022, the principal balance of the convertible notes payable of $5,150,000 and $5,050,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $141,583 and $67,500 during the three months ended June 30, 2023 and 2022, respectively, and $286,139 and $135,000 during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $305,573 and $135,000 during the six months ended June 30, 2023 and 2022, respectively, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 8, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to this note amounted to $9,500 and was paid in cash.

Convertible Note Payable at Fair Value

The Company has one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $350,000 and $343,556 in noncurrent liabilities as of June 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value.

The Company recorded a gain in fair value of $4,000 and $244,022 for the three months ended June 30, 2023 and 2022, respectively, and a loss in fair value of $6,444 and a gain in fair value of $531,880 for the six months ended June 30, 2023 and 2022, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to these convertible notes payable at fair value of $9,863 for both the three months ended June 30, 2023 and 2022, and $19,726 for both the six months ended June 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $19,726 for both the six months ended June 30, 2023 and 2022, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured nonconvertible promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. As of June 30, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,525,960, which bear interest at a rate of 10% per annum and mature between November 2023 and March 2028.

As of June 30, 2023 and December 31, 2022, the Company had a balance of $410,960 and $868,960, respectively, net of debt discounts recorded as current liabilities and $3,115,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

During the three and six months ended June 30, 2023, one unsecured nonconvertible promissory note amounting to $400,000 matured and was extended for an additional period of two years, now maturing on June 14, 2025.

The Company recorded interest expense related to these nonconvertible promissory notes of $153,468 and $23,393 for the three months ended June 30, 2023 and 2022, respectively, and $210,053 and $48,277 for the six months ended June 30, 2023 and 2022, respectively. The Company made interest payments of $127,211 and $50,249 during the six months ended June 30, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible unsecured promissory notes - Socialyte Promissory Note

As discussed in Note 4, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note matures on September 30, 2023 and is payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest shall be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred the payment of the first installment in the amount of $1,500,000 until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

Credit and Security Agreement

In connection with the Socialyte Acquisition discussed in Note 4, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which includes a $3,000,000 secured term note (“Term Loan”) and $500,000 of a secured revolving line of credit (“Revolver”). The Credit Agreement carries an annual facility fee of $5,000 payable on the first anniversary of the Closing Date and of $875 on each one year anniversary thereafter.

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

Term Loan

The Term Loan has a term of five years, with a maturity date of November 14, 2027. The Company shall repay the Term Loan through 60 consecutive monthly payments of principal, based upon a straight-line amortization period of 84 months, based on the principal amount outstanding, plus interest at an annual rate of 7.37%, commencing on December 14, 2022, and continuing on the corresponding day of each month thereafter until it is paid in full. Any remaining unpaid principal balance, including accrued and unpaid interest and fees, if any shall be due and payable in full on November 14, 2027, its maturity date. Interest is calculated on the basis of actual days elapsed and a three hundred sixty (360) day year.

Interest on the Term Loan shall be payable on a monthly basis. Interest shall be computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest shall be charged in accordance with the terms of the Term Loan. During the six months ended June 30, 2023, the Company made a payment of $321,487, inclusive of $107,201 of interest. As of June 30, 2023, there was $2,658,140, net of debt origination fees, outstanding under the Term Loan.

Revolver

There is no amount drawn on the Revolver as of June 30, 2023 and no amounts were drawn during the three and six months ended June 30, 2023. When drawn, the outstanding principal balance of the revolver shall accrue interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on December 31, 2026.

As of both June 30, 2023 and December 31, 2022, the Company had a principal balance of $1,107,873, and accrued interest amounted to $221,574 and $166,637 as of June 30, 2023 and December 31, 2022, respectively. For both the six months ended June 30, 2023 and 2022, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,621 for both the three months ended June 30, 2023 and 2022, and $54,938 for both the six months ended June 30, 2023 and 2022, respectively, related to this loan from related party. The Company did not make cash payments during both the six months ended June 30, 2023 and 2022, related to this loan from related party.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	June 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,001,403	$7,001,403	$6,069,889	$6,069,889
Restricted cash	1	1,127,960	1,127,960	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,150,000	$4,780,000	$5,050,000	$4,865,000
Convertible note payable at fair value	3	350,000	350,000	343,556	343,556
Warrant liability	3	10,000	10,000	15,000	15,000
Contingent consideration	3	—	—	738,821	738,821

Convertible notes payable

As of June 30, 2023, the Company has eleven outstanding convertible notes payable with aggregate principal amount of $5,150,000. See Note 8 for further information on the terms of these convertible notes.

		June 30, 2023		December 31, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2024	3	$800,000	$806,000	$800,000	$817,000
10% convertible notes due in November 2024	3	—	—	500,000	$513,000
10% convertible notes due in December 2024	3	500,000	499,000	900,000	$912,000
10% convertible notes due in January 2025	3	800,000	806,000	—	$—
10% convertible notes due in November 2026	3	300,000	277,000	300,000	$285,000
10% convertible notes due in December 2026	3	150,000	138,000	150,000	$143,000
10% convertible notes due in June 2027	3	200,000	179,000	—	—
10% convertible notes due in August 2027	3	2,000,000	1,735,000	2,000,000	$1,834,000
10% convertible notes due in September 2027	3	400,000	340,000	400,000	$361,000
		$5,150,000	$4,780,000	$5,050,000	$4,865,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	June 30, 2023	December 31, 2022
Stock Price	$1.72	$1.81
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.27% - 5.26%	4.02% - 4.49%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of June 30, 2023, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the Accounting Standards Codification (“ASC”) 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible notes.”

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to June 30, 2023:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$343,556
Loss on the change in fair value reported in the condensed consolidated statements of operations	6,444
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2023	$350,000

The estimated fair value of the March 4th Note as of June 30, 2023 and December 31, 2022, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	June 30, 2023	December 31, 2022
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of common stock	$1.72	$1.81
Expected term (years)	6.68	7.18
Volatility	100%	100%
Risk free rate	4.00%	3.96%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to June 30, 2023:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$15,000
Gain on the change in fair value reported in the condensed consolidated statements of operations	5,000
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2023	$10,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	June 30, 2023	December 31, 2022
Exercise Price per share	$3.91	$3.91
Value of common stock	$1.72	$1.81
Expected term (years)	2.17	2.67
Volatility	80%	100%
Dividend yield	0%	0%
Risk free rate	4.80%	4.28%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Change in fair value of contingent consideration” in the consolidated statements of operations. As of June 30, 2023, the Company had paid off all contingent consideration related to the acquisition of Be Social.

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2022 to June 30, 2023:

Be Social
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$738,821
Loss on change of fair value reported in the condensed consolidated statements of operations	33,226
Settlement of contingent consideration(1)	(772,047)
Ending fair value balance reported in the condensed consolidated balance sheet at June 30, 2023	$—

(1)	On April 25, 2023, the Company settled the contingent consideration liability related to Be Social through payment of $500,000 in cash and 148,687 shares of the Company’s common stock, with a value of $272,047.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — STOCKHOLDERS’ EQUITY

2021 Lincoln Park Transaction

On December 29, 2021, the Company entered into a purchase agreement (the “LP 2021 Purchase Agreement”) and a registration rights agreement (the “LP 2021 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from the Company up to $25,000,000 of the Company’s common stock (subject to certain limitations) from time to time during the term of the LP 2021 Purchase Agreement. Pursuant to the terms of the LP 2021 Purchase Agreement, at the time the Company signed the LP 2021 Purchase Agreement and the LP 2021 Registration Rights Agreement, the Company issued 51,827 shares of the Company’s common stock to Lincoln Park as consideration for its commitment (“2021 LP commitment shares”) to purchase shares of the Company’s common stock under the LP 2021 Purchase Agreement. Pursuant to the LP 2021 Purchase Agreement, the Company issued an additional 37,019 LP commitment shares on March 7, 2022.

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

The LP 2021 Purchase Agreement was terminated effective August 12, 2022.

2022 Lincoln Park Transaction

On August 10, 2022, the Company entered into a new purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park, pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of the Company’s common stock from time to time over a 36-month period.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of its common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 75,000 shares if the closing price is not below $7.50 and up to 100,000 shares if the closing price is not below $10.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of the Company’s common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the LP 2022 Purchase Agreement.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 57,313 shares of its common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of its common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

During the three and six months ended June 30, 2023, the Company sold 600,000 and 850,000 shares of its common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,081,850 and $1,611,300, respectively. Subsequent to June 30, 2023, the Company sold 300,000 shares of its common stock at prices ranging between $1.70 and $1.98 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of June 30, 2023.

NOTE 12 — SHARE-BASED COMPENSATION

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he is entitled to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. Relating to this agreement, on January 11, 2023, the Company issued to Mr. Francisco 6,366 shares of common stock at a price of $2.24 per share, the 30-day trailing closing sale price for the common stock on the date the shares were issued. On July 28, 2023, the Company issued to Mr. Francisco 7,966 shares of common stock at a price of $2.01 per share.

During the three and six months ended June 30, 2023, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s common stock. During the three and six months ended June 30, 2023, the Company issued an aggregate of 45,245 and 75,551 shares, respectively, amounting to $90,559 and $150,930, respectively, in the aggregate on different dates though the six months ended June 30, 2023, following the normal payroll cycle.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(7,959,244)	$178,687	$(10,928,564)	$(1,539,145)
Net income attributable to participating securities	—	3,647	—	—
Net (loss) income attributable to Dolphin Entertainment common stock shareholders and numerator for basic (loss) earnings per share	(7,959,244)	175,040	(10,928,564)	(1,539,145)
Undistributed earnings for the three months ended June 30, 2022 attributable to participating securities	—	3,647	—	—
Change in fair value of convertible notes payable	—	(244,022)	—	(531,880)
Change in fair value of warrants	—	—	—	(95,000)
Interest expense	—	9,863	—	19,726
Numerator for diluted loss per share	$(7,959,244)	$(55,472)	$(10,928,564)	$(2,146,299)

Denominator
Denominator for basic EPS - weighted-average shares	13,212,311	9,498,266	12,926,273	9,113,252
Effect of dilutive securities:
Warrants	—	—	—	2,555
Convertible notes payable	—	127,877	—	127,877
Denominator for diluted EPS - adjusted weighted-average shares	13,212,311	9,626,143	12,926,273	9,243,684

Basic (loss) earnings per share	$(0.60)	$0.02	$(0.85)	$(0.17)
Diluted loss per share	$(0.60)	$(0.01)	$(0.85)	$(0.23)

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

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attributes a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended June 30, 2022, the Company attributed $3,647 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating basic earnings per share. For the three months ended June 30, 2023 and the six months ended June 30, 2023 and 2022, the Company had a net loss and as such the two-class method is not presented.

For the three and six months ended June 30, 2023 potentially dilutive instruments including 2,653,993 shares and 2,993,588 shares, respectively, of common stock issuable upon conversion of convertible notes payable were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three and six months ended June 30, 2023, the warrants were not included in diluted loss per share because the warrants were not “in the money”.

For the three and six months ended June 30, 2022, the convertible promissory notes, except for the convertible notes carried at fair value, were not included in diluted income (loss) per share because inclusion was considered to be anti-dilutive. For the six months ended June 30, 2022, the warrants were included in diluted loss per share but were not included in the diluted income per share for the three months ended June 30, 2022 because the warrants were “in the money”.

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

As of June 30, 2023 and December 31, 2022, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,308,257 and $ 1,578,088, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 for both the three months ended June 30, 2023 and 2022 and $130,171 for both the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, the Company made interest payments in the amount of $400,000 in connection with the accrued compensation to the CEO.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as (Loss) income from operations on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2022.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company assigned $8,875,139 of intangible assets, net of accumulated amortization of $9,804,861, and goodwill of $22,796,683, net of impairment of $6,517,400, as of June 30, 2023 to the EPM segment. Equity method investments are included within the EPM segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
EPM	$11,024,935	$10,290,626	$20,916,356	$19,467,735
CPD	—	—	—	—
Total	$11,024,935	$10,290,626	$20,916,356	$19,467,735

Segment Operating Income (Loss):
EPM	$254,502	$1,783,722	$(9,174,979)	$1,373,178
CPD	(7,705,241)	(1,728,085)	(841,760)	(3,206,618)
Total operating (loss) income	(7,450,739)	55,637	(10,016,739)	(1,833,440)
Interest expense, net	(349,533)	(125,348)	(603,386)	(274,737)
Other income (expenses), net	9,000	279,022	(1,444)	626,880
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	$(7,791,272)	$209,311	$(10,621,569)	$(1,481,297)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30, 2023	As of December 31, 2022
Total assets:
EPM	$58,601,457	$68,678,335
CPD	7,218,160	6,698,497
Total	$65,819,617	$75,376,832

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

Operating Leases	As of June 30, 2023	As of December 31, 2022
Assets
Right-of-use asset	$6,342,200	$7,341,045

Liabilities
Current
Lease liability	$2,021,359	$2,073,547

Noncurrent
Lease liability	$5,001,239	$6,012,049

Total operating lease liability	$7,022,598	$8,085,596

Finance Lease	As of June 30, 2023	As of December 31, 2022
Assets
Right-of-use asset	$59,515	$—

Liabilities
Current
Lease liability	$19,559	$—

Noncurrent
Lease liability	$40,350	$—

Total finance lease liability	$59,909	$—

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2023 and 2022.

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2023	2022	2023	2022
Operating lease costs	Selling, general and administrative expenses	$706,140	$590,072	$1,409,593	$1,166,611
Sublease income	Selling, general and administrative expenses	(107,270)	(76,568)	(220,382)	(121,983)
Net operating lease costs		$598,870	$513,504	$1,189,211	$1,044,628

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2023	2022	2023	2022
Amortization of right-of-use assets	Selling, general and administrative expenses	3,501	—	3,501	—
Interest on lease liability	Selling, general and administrative expenses	834	—	834	—
Total finance lease costs		$4,335	$—	$4,335	$—

Lease Payments

For the six months ended June 30, 2023 and 2022, the Company made payments in cash related to its operating leases in the amounts of $1,386,214 and $1,063,972, respectively.

Future minimum lease payments for leases for the remainder of 2023 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2023	$1,253,949	$13,787
2024	2,531,307	23,635
2025	1,979,589	23,635
2026	1,782,057	5,910
2027	719,795	—
Total lease payments	$8,266,697	$66,967
Less: Imputed interest	(1,244,099)	(7,058)
Present value of lease liabilities	$7,022,598	$59,909

As of June 30, 2023, the Company’s weighted average remaining lease term on its operating leases is 3.4 years and the Company’s weighted average discount rate is 8.71% related to its operating leases. As of June 30, 2023, the Company’s weighted average remaining lease term on its finance leases is 2.8 years and the Company’s weighted average discount rate is 8.6% related to its finance leases.

NOTE 17 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. As of December 31, 2022, the Company had paid $1,500,000 pursuant to the Blue Angels Agreement, which were recorded as capitalized production costs. On April 26, 2023, the Company paid the remaining $500,000 pursuant to the Blue Angels Agreement.

As production of the documentary motion picture is not complete, no income or expense has been recorded in connection with the Blue Angels Agreement during the three and six months ended June 30, 2023.

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

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC for the distribution rights of Blue Angels. The Company estimates that it will derive approximately $3.5 million from the acquisition agreement and it expects that the documentary motion picture will be released in the first quarter of 2024.

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

IMAX Co-Production Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, on April 26, 2023, the Company funded the remaining $500,000 commitment and through June 30, 2023 has now funded its full $2,000,000 commitment of the production budget.

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

 Revenues

For the three and six months ended June 30, 2023 and 2022, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, as well as for entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. We expect to generate income in our content production segment over the next eighteen months with the release of “The Blue Angels” documentary motion picture, discussed in the “Project Development and Related Services.”

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin have each agreed to fund 50% of the production budget which is estimated at approximately $4 million. In April of 2023, IMAX entered into an agreement with Amazon Content Services LLC for the distribution rights of the Blue Angels. We estimate that we will derive approximately $3.5 million from the acquisition agreement and expect that the documentary motion picture will be released in early 2024.

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Impairment of goodwill – includes an impairment charge as a result of triggering events identified during the second quarter of 2023.

(6)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations.

(7)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and six months ended June 30, 2023, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) interest income; and (3) interest expense. For the three and six months ended June 30, 2022 other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) changes in fair value of warrants; and (3) interest expense.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2023 as compared to three and six months ended June 30, 2022

Revenues

For the three and six months ended June 30, 2023 and 2022 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Entertainment publicity and marketing	$11,024,935	$10,290,626	$20,916,356	$19,467,735
Total revenue	$11,024,935	$10,290,626	$20,916,356	$19,467,735

Revenues from entertainment publicity and marketing increased by approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year. The increase is primarily driven by inclusion of Socialyte revenues for 2023, which were not present in 2022.

We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles. We expect to begin generating income in our content production segment in the early 2024 with the release of the Blue Angels documentary film.

Expenses

For the three and six months ended June 30, 2023 and 2022, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Expenses:
Direct costs	$217,245	$939,389	$436,141	$2,022,279
Payroll and benefits	8,677,493	6,983,804	17,732,223	13,930,426
Selling, general and administrative	2,005,286	1,519,835	3,877,223	3,039,605
Depreciation and amortization	543,939	415,547	1,077,035	832,785
Impairment of goodwill	6,517,400	—	6,517,400	—
Change in fair value of contingent consideration	17,741	(237,557)	33,226	(76,106)
Legal and professional	496,570	613,971	1,259,847	1,552,186
Total expenses	$18,475,674	$10,234,989	$30,933,095	$21,301,175

Direct costs decreased by approximately $0.7 million for the three months ended June 30, 2023 and $1.6 million for the six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The decrease in direct costs is partially driven by $0.2 million and $0.7 million of NFT production and marketing costs for the three and six months ended June 30, 2022, respectively, that were not present in the same periods in 2023. The decrease in direct costs is also partially attributable to the decrease in certain subsidiaries revenues as compared with the same periods in the prior year.

Payroll and benefits expenses increased by approximately $1.7 million and $3.8 million, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to the following:

•	Inclusion of $1.1 million and $2.3 million for the three and six months ended June 30, 2023, respectively, of Socialyte expenses;
•	$0.4 million and $0.7 million of salaries of the employees of one of our subsidiaries included in direct costs for the three and six months ended June 30, 2022, respectively, as these salaries were directly related to projects of that subsidiary. During the three and six months ended June 30, 2023, the revenues of that subsidiary have decreased substantially and the salaries are included in payroll expense;
•	The remaining increase of $0.2 million and $0.8 million for the three and six months ended June 30, 2023, respectively, is related to salary increases and an increase in headcount to support revenue growth.

Depreciation and amortization increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, related to the amortization of Socialyte intangible assets in 2023.

Selling, general and administrative expenses increased by approximately $0.5 million and $0.8 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, mainly due to costs our Los Angeles office that was opened in July of 2022 of $0.2 million and $0.8 million for the three and six months ended June 30, 2023, respectively and inclusion of Socialyte selling, general and administrative expenses for the three months ended June 30, 2023, respectively, of $0.2 million and $0.3 million.

Impairment of goodwill was $6.5 million for the three and six months ended June 30, 2023. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we performed a quantitative assessment driven by triggering events related to declines in our market capitalization combined with the lack of positive response from the market to positive information related to future projects. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of one of our reporting units. No such charges were recorded in the three and six months ended June 30, 2022.

Change in fair value of the contingent consideration was $17.7 thousand and $33.2 thousand for the three and six months ended June 30, 2023, compared to the change in fair value of the contingent consideration of $(0.2) million and $(76.1) thousand for the three and six months ended June 30, 2022. The main components of the change in fair value of contingent consideration were the following:

•	The Door: This contingent consideration was settled in June 2022, therefore no changes were recorded in the three and six months ended June 30, 2023. The Company recorded $0.4 million gain and $1.4 million gain, respectively, for the three and six months ended June 30, 2022.

•	B/HI: this contingent consideration was settled in June 2022, therefore no changes were recorded in the three and six months ended June 30, 2023. The Company recorded loss of $0.2 million and $76.1 thousand for the three and six months ended June 30, 2022, up through the date of settlement.

•	Be Social: losses of $17.7 thousand and $33.2 thousand for the three and six months ended June 30, 2023, respectively, compared to $20.0 thousand for the three and six months ended June 30, 2022. The Company settled this contingent consideration on April 25, 2023 through a combination of $500 thousand in cash and 148,687 shares of the Company’s stock, with a value of $272 thousand.

Legal and professional fees decreased by approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022 due to legal, consulting and audit fees incurred during the first quarter of 2022 related to our restatement of the financial statements as of, and for the three nine months ended September 30, 2021 included in Form 10-Q for that period, and revisions of the financial statements as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021, respectively, which were included in our Forms 10-Q for March 31, 2021 and June 30, 2021 included our Form 10-K filed on May 26, 2022.

Other Income and Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Other Income and expenses:
Change in fair value of convertible notes	$4,000	$244,022	$(6,444)	$531,880
Change in fair value of warrants	5,000	35,000	5,000	95,000
Interest income	103,104	68,454	205,121	113,221
Interest expense	(452,637)	(193,802)	(808,507)	(387,958)
Total other (expenses) income, net	$(340,533)	$153,674	$(604,830)	$352,143

We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a $4.0 thousand and $0.2 million loss, respectively. For the six months ended June 30, 2023 and 2022, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a gain of $6.4 thousand and a loss of $0.5 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such all of the gain in the change in fair value was recorded within net (loss) income.

Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of the 2020 warrants that were not exercised decreased by approximately $5.0 thousand during both the three and six months ended June 30, 2023; therefore we recorded a change in the fair value of the warrants for the three and six months ended June 30, 2023 for that amount on our condensed consolidated statement of operations. For the three and six months ended June 30, 2022, the fair value of the 2020 warrants that were not exercised decreased by approximately $35.0 thousand and $95.0 thousand; therefore we recorded a change in the fair value of the warrants for the three and six months ended June 30, 2022 for those amounts, respectively, on our condensed consolidated statement of operations.

Interest income increased by $34.7 thousand and $91.9 thousand for the three and six months ended June 30, 2023 as compared to the same periods in the prior year, primarily due to increased notes receivable outstanding during 2023 as compared to the same periods in the prior year.

Interest expense increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year, primarily due to increased convertible and nonconvertible notes and the term loan outstanding during 2023 as compared to the same period in the prior year.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

For the three and six months ended June 30, 2023, we recorded losses of $57.8 thousand and $88.0 thousand, respectively, from our equity investment in Crafthouse Cocktails, compared to losses of $23.4 thousand and $43.4 thousand for the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2023, we recorded losses of $77.1 thousand and $158.8 thousand, respectively, from our equity investment in Midnight Theatre. Midnight Theatre commenced operations at the end of the second quarter of 2022; therefore no equity gains or losses had been recorded during the three or six months ended June 30, 2022.

Income Taxes

We recorded an income tax expense of approximately $33.1 thousand and $60.2 thousand for the three and six months ended June 30, 2023, respectively, and approximately $7.2 thousand and $14.4 thousand for the three and six months ended June 30, 2022, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net (Loss) Income

Net loss was approximately $8.0 million or $(0.60) per share based on 13,212,311 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the three months ended June 30, 2023. Net income was approximately $0.2 million or $0.02 per share based on 9,498,266 weighted average shares outstanding for basic loss per share and a loss of $(0.1) million, or $(0.01) per share based on 9,626,143 weighted average shares on a fully diluted basis for the three months ended June 30, 2022. The change in net income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, is related to the factors discussed above.

Net loss was approximately $10.9 million or $(0.85) per share based on 12,926,273 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the six months ended June 30, 2023. Net loss was approximately $1.5 million or $(0.17) per share based on 9,113,252 weighted average shares outstanding for basic loss per share and $(0.23) per share based on 9,890,621 weighted average shares on a fully diluted basis for the six months ended June 30, 2022. The change in net income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(3,106,462)	$(1,719,551)
Net cash used in investing activities	(9,451)	(2,298,702)
Net cash provided by financing activities	4,047,427	3,515,138
Net increase (decrease) in cash and cash equivalents and restricted cash	931,514	(503,115)

Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$8,129,363	$7,727,511

Operating Activities

Cash used in operating activities was $3.1 million for six months ended June 30, 2023, a change of $1.4 million from cash used in operating activities of $1.7 million for six months ended June 30, 2022. The decrease in cash flows from operations was primarily as a result a $0.6 million net change in working capital and $9.4 million of increased net loss for the period, offset by $7.7 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and other non-cash losses.

Investing Activities

There were no significant cash flows used in investing activities for the six months ended June 30, 2023. Net cash flows used in investing activities for the six months ended June 30, 2022 were $2.3 million related primarily to the issuance of notes receivable.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2023 were $4.0 million, which mainly related to:

Inflows:

•	$2.2 million of proceeds from notes payable.
•	$1.0 million of proceeds from convertible notes payable.
•	$1.6 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.3 million of repayment of notes payable and the term loan.
•	$0.5 million of settlement of cash portion of contingent consideration for Be Social.

Cash flows provided by financing activities for the six months ended June 30, 2022 were $3.5 million, which mainly related to:

Inflows:

•	$4.4 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.6 million of settlement of cash portion of contingent consideration for B/HI.
•	$0.3 million of repayment of notes payable.

Debt and Financing Arrangements

Total debt amounted to $15.8 million as of June 30, 2023 compared to $13.7 million as of December 31, 2022, an increase of $2.1 million.

Our debt obligations in the next twelve months from June 30, 2023 increased by $0.7 million from December 31, 2022. The current portion of the long-term debt decreased from $4.3 million to $3.8 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 57,313 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The LP 2022 commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

During the three and six months ended June 30, 2023, the Company sold 600,000 and 850,000 shares of common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,081,850 and $1,611,300, respectively. Subsequent to June 30, 2023, the Company sold 300,000 shares of common stock at prices ranging between $1.70 and $1.98 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of June 30, 2023.

Convertible Notes Payable

During the six months ended June 30, 2023, the Company issued four convertible notes payable in the aggregate amount of $1,000,000. As of June 30, 2023, the Company has eleven outstanding convertible promissory notes in the aggregate principal amount of $5,150,000. The convertible promissory notes bear interest at a rate of 10% per annum, with initial maturity dates on the second anniversary of their respective issuances. The balance of each convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of our common stock. Five of the convertible notes may not be converted at a price less than $2.50 per share and six of the convertible notes may not be converted at a price less than $2.00 per share.

The Company made cash interest payments amounting to $285,847 and $135,000 during the six months ended June 30, 2023 and 2022, respectively, related to the convertible promissory notes.

On June 8, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to this note amounted to $9,500 and was paid in cash.

As of June 30, 2023, the principal balance of the convertible promissory notes of $5,150,000 was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory notes with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $350,000 and $343,556 in noncurrent liabilities as of June 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

The Company recorded a gain from the change in fair value of $4,000 for the three months ended June 30, 2023 and a loss from the change in fair value of $6,444 for the six months ended June 30, 2023 and losses in fair value of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. As of June 30, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,525,962, which bear interest at a rate of 10% per annum and mature between November 2023 and March 2028.

As of June 30, 2023 and December 31, 2022, the Company had a balance of 410,960 and $868,960, respectively, net of debt discounts recorded as current liabilities and $3,115,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes. During the three and six months ended June 30, 2023, one unsecured nonconvertible promissory note amounting to $400,000 matured and was extended for an additional period of two years, now maturing on June 14, 2025.

The Company made interest payments of $127,211 and $50,249 during the six months ended June 30, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible Promissory Notes – Socialyte

As discussed in Note 4 and Note 8 to our condensed consolidated financial statements, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matures on September 30, 2023 and is payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023, its maturity date. The Socialyte Promissory Note bears interest at a rate of 4% per annum, which accrues monthly and all accrued interest shall be due and payable on September 30, 2023, its maturity date.

On June 30, 2023, we deferred the payment of the first installment in the amount of $1,500,000 until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

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

Interest on the Term Loan shall be payable on a monthly basis. Interest shall be computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest shall be charged in accordance with the terms of the Term Loan. During the six months ended June 30, 2023, the Company made a payment of $321,487, inclusive of $107,201 of interest. As of June 30, 2023, there was $2,658,140, net or debt origination fees, outstanding under the Term Loan.

Revolver

There is no amount drawn on the Revolver as of June 30, 2023 and no amounts were drawn during the three and six months ended June 30, 2023. When drawn, the outstanding principal balance of the revolver shall accrue interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

IMAX Agreement

As discussed in Note 17, on June 24, 2022, we entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, as of December 31, 2022, we had paid $1,500,000 pursuant to the Blue Angels Agreement, which was recorded as capitalized production costs. On April 26, 2023, we paid the remaining $500,000 pursuant to the Blue Angels Agreement.

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC for the distribution rights of Blue Angels. We estimate that we will derive approximately $3.5 million from the acquisition agreement and we expect that the documentary motion picture will be released in early 2024.

Convertible Notes Receivable

As of June 30, 2023, we hold convertible notes receivable from JDDC Elemental LLC which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

As of June 30, 2023, the Midnight Theatre notes amount to $4.6 million, inclusive accrued interest receivable of $0.5 million, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On June 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with an individual for a convertible promissory note (each a “Note”) in the principal amount of $200,000 and received cash proceeds of $200,000. The Note bears interest at a rate of 10% per annum and mature four years from its issuance date. The noteholder may convert the principal balance of the Note and any accrued interest thereon at any time before the maturity date of the Note into common stock of the Company using the 90-day trailing average trading price of the Company’s common stock. The floor on such conversion price is $2.00.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2023.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

