Form 10-Q
period 2023-09-30
Dolphin Entertainment, Inc.
filed 2023-11-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock outstanding was 18,141,344 as of November 10, 2023.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current
Cash and cash equivalents	$6,406,646	$6,069,889
Restricted cash	3,723,868	1,127,960
Accounts receivable:
Trade, net of allowance of $1,208,726 and $736,820, respectively	4,993,703	6,162,472
Other receivables	4,299,330	5,552,993
Notes receivable	4,608,962	4,426,700
Other current assets	954,029	523,812
Total current assets	24,986,538	23,863,826

Capitalized production costs, net	2,070,275	1,598,412
Employee receivable	748,085	604,085
Right-of-use asset	5,996,732	7,341,045
Goodwill	22,796,683	29,314,083
Intangible assets, net	8,030,366	9,884,336
Property, equipment and leasehold improvements, net	214,877	293,206
Other long-term assets	896,712	2,477,839
Total Assets	$65,740,268	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES
Current
Accounts payable	$4,309,920	$4,798,221
Term loan, current portion	960,503	408,905
Notes payable, current portion	3,380,859	3,868,960
Contingent consideration	—	500,000
Accrued interest – related party	1,623,921	1,744,723
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,089,297	2,073,547
Deferred revenue	1,923,076	1,641,459
Other current liabilities	6,052,420	7,626,836
Total current liabilities	22,964,996	25,287,651

Term loan, noncurrent portion	4,755,384	2,458,687
Notes payable	3,530,000	500,000
Convertible notes payable	5,150,000	5,050,000
Convertible note payable at fair value	350,000	343,556
Loan from related party	1,107,873	1,107,873
Contingent consideration	—	238,821
Lease liability	4,613,704	6,012,049
Deferred tax liability	344,432	253,188
Warrant liability	10,000	15,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	42,845,304	41,285,740

Commitments and contingencies (Note 18)	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 14,225,487 and 12,340,664 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	213,382	185,110
Additional paid-in capital	146,686,953	143,119,461
Accumulated deficit	(124,006,371)	(109,214,479)
Total Stockholders’ Equity	22,894,964	34,091,092
Total Liabilities and Stockholders’ Equity	$65,740,268	$75,376,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$10,184,511	$9,899,013	$31,100,867	$29,366,748

Expenses:
Direct costs	185,308	837,429	621,449	2,941,044
Payroll and benefits	8,382,659	7,030,814	26,114,881	20,947,531
Selling, general and administrative	2,150,889	1,663,288	6,023,954	4,644,264
Acquisition costs	4,666	315,800	8,823	315,800
Depreciation and amortization	535,740	415,836	1,612,776	1,248,621
Impairment of goodwill	—	—	6,517,400	—
Impairment of intangible assets	341,417	—	341,417	—
Change in fair value of contingent consideration	—	(5,000)	33,226	(81,106)
Legal and professional	695,188	774,613	1,955,037	2,317,800
Total expenses	12,295,867	11,032,780	43,228,963	32,333,954

Loss from operations	(2,111,356)	(1,133,767)	(12,128,096)	(2,967,206)

Other (expenses) income:
Change in fair value of convertible note	—	45,642	(6,444)	577,522
Change in fair value of warrants	—	10,000	5,000	105,000
Interest income	104,303	91,722	309,424	204,943
Interest expense	(604,669)	(217,869)	(1,413,177)	(605,827)
Total other (expenses) income, net	(500,366)	(70,505)	(1,105,197)	281,638

Loss before income taxes and equity in losses of unconsolidated affiliates	(2,611,722)	(1,204,272)	(13,233,293)	(2,685,568)

Income tax expense	(31,059)	(7,224)	(91,243)	(21,672)

Net loss before equity in losses of unconsolidated affiliates	(2,642,781)	(1,211,496)	(13,324,536)	(2,707,240)

Equity in losses of unconsolidated affiliates	(1,220,547)	(100,223)	(1,467,356)	(143,623)

Net loss	$(3,863,328)	$(1,311,719)	$(14,791,892)	$(2,850,863)

Loss per share:
Basic	$(0.27)	$(0.14)	$(1.11)	$(0.31)
Diluted	$(0.27)	$(0.14)	$(1.11)	$(0.37)

Weighted average number of shares outstanding:
Basic	14,121,275	9,664,681	13,328,138	9,307,830
Diluted	14,121,275	9,793,715	13,328,138	9,437,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,791,892)	$(2,850,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612,776	1,248,621
Share-based compensation	218,154	166,582
Equity in losses of unconsolidated affiliates	297,769	143,623
Impairment of equity method investment	1,169,587	—
Commitment shares issued to Lincoln Park Capital Fund, LLC	—	232,118
Bonus payment issued in shares	50,000	50,000
Impairment of goodwill	6,517,400	—
Impairment of intangible assets	341,417	—
Impairment of right-of-use asset	—	98,857
Impairment of capitalized production costs	49,412	87,323
Write-off of debt origination costs	91,859	—
Change in allowance for credit losses	566,610	276,579
Change in fair value of contingent consideration	33,226	(81,106)
Change in fair value of warrants	(5,000)	(105,000)
Change in fair value of convertible notes	6,444	(577,522)
Deferred income tax expense, net	91,244	21,672
Debt origination costs amortization	13,229	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	1,673,559	209,600
Other current assets	(430,217)	145,492
Capitalized production costs	(521,275)	(1,548,500)
Other long-term assets and employee receivable	(134,397)	(196,353)
Deferred revenue	374,269	(494,403)
Accounts payable	(1,120,809)	630,770
Accrued interest – related party	279,198	29,198
Other current liabilities	(851,107)	(1,157,985)
Lease liability	(24,101)	17,994
Other noncurrent liabilities	—	18,915
Net cash used in operating activities	(4,492,645)	(3,634,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(21,893)	(64,464)
Issuance of notes receivable	—	(3,108,080)
Net cash used in investing activities	(21,893)	(3,172,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	2,162,150	5,049,100
Cash settlement of contingent consideration for Be Social (2023) and B/HI (2022)	(506,587)	(600,000)
Proceeds from convertible notes payable	1,000,000	—
Proceeds from term loan	5,800,000	—
Repayment of term loan	(2,972,402)	—
Proceeds from notes payable	2,630,000	—
Repayment of notes payable	(88,101)	(279,749)
Payment of interest to related party	(400,000)	—
Early payment penalty on debt refinancing	(79,286)	—
Debt origination costs	(84,391)	—
Principal payments on finance leases	(14,180)	—
Net cash provided by financing activities	7,447,203	4,169,351

Net increase (decrease) in cash and cash equivalents and restricted cash	2,932,665	(2,637,581)
Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$10,130,514	$5,593,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$1,216,956	$554,897

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares to Lincoln Park Capital Fund, LLC	$—	$232,118
Receipt of Crafthouse equity in connection with marketing agreement	$—	$1,000,000
Settlement of contingent consideration for B/HI (2022), The Door (2022) and Be Social (2023) in shares of common stock	$265,460	$1,539,444
Employee compensation paid in shares of common stock	$268,154	$—
Issuance of shares of common stock for the conversion of convertible notes payable	$900,000	$500,000
Employee bonus paid in stock	$50,000	$50,000
Lease liabilities arising from obtaining right-of-use assets.	$159,090	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Nine Months Ended September 30,
	2023	2022

Cash and cash equivalents	$6,406,646	$4,452,562
Restricted cash	3,723,868	1,140,483
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$10,130,514	$5,593,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	250,000	3,750	525,700	—	529,450
Issuance of shares related to employment agreements	—	—	36,672	550	74,091	—	74,641
Balance March 31, 2023	50,000	$1,000	12,627,336	$189,410	$143,719,252	$(112,183,799)	$31,725,863
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(7,959,244)	(7,959,244)
Issuance of shares to Lincoln Park Capital Fund LLC	—	—	600,000	9,000	1,072,850	—	1,081,850
Conversion of convertible note payable	—	—	450,000	6,750	893,250	—	900,000
Issuance of shares related to the Be Social acquisition	—	—	145,422	2,181	263,279	—	265,460
Issuance of shares related to employment agreements	—	—	45,245	679	89,880	—	90,559
Balance June 30, 2023	50,000	$1,000	13,868,003	$208,020	$146,038,511	$(120,143,043)	$26,104,488
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(3,863,328)	(3,863,328)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	300,000	4,500	546,350	—	550,850
Issuance of shares related to employment agreements	—	—	57,484	862	102,092	—	102,954
Balance September 30, 2023	50,000	$1,000	14,225,487	$213,382	$146,686,953	$(124,006,371)	$22,894,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,717,832)	(1,717,832)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	622,019	9,330	2,506,020	—	2,515,350
Shares issuable for contingent consideration	—	—	—	—	2,381,869	—	2,381,869
Issuance of restricted shares, net of shares withheld for taxes	—	—	8,645	130	(130)	—	—
Share-based compensation	—	—	—	—	59,305	—	59,305
Balance March 31, 2022	50,000	$1,000	8,651,045	$129,766	$132,194,992	$(106,152,176)	$26,173,582
Net income for the three months ended June 30, 2022	—	—	—	—	—	178,687	178,687
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	450,000	6,750	1,845,540	—	1,852,290
Issuance of restricted shares, net of shares withheld for taxes	—	—	7,982	120	(120)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	(4,193)	—	—
Issuance of shares to seller of B/HI Communication Inc. for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Share-based compensation	—	—	—	—	54,757	—	54,757
Balance June 30, 2022	50,000	$1,000	9,551,958	$143,280	$134,604,772	$(105,973,489)	$28,775,563
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,311,719)	(1,311,719)
Issuance of shares related to conversion of note payable	—	—	125,604	1,884	498,116	—	500,000
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	302,313	4,534	909,043	—	913,577
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	7,656	115	(115)	—	—
Issuance of shares related to employment agreement	—	—	11,521	173	49,827	—	50,000
Share-based compensation	—	—	—	—	52,520	—	52,520
Balance September 30, 2022	50,000	$1,000	9,999,052	$149,986	$136,114,163	$(107,285,208)	$28,979,941

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Entertainment publicity and marketing	$10,184,511	$9,899,013	$31,100,867	$29,366,748
Content production	—	—	—	—
Total Revenues	$10,184,511	$9,899,013	$31,100,867	$29,366,748

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of September 30, 2023 and December 31, 2022 were as follows:

Contract Liabilities
Balance as of December 31, 2022	$1,641,459
Balance as of September 30, 2023	1,923,076
Change	$281,617

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

Revenues for the three and nine months ended September 30, 2023 and 2022 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Amounts included in the beginning of year contract liability balance	$110,834	$—	$1,280,985	$329,937

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2023, the Company had a balance of $22,796,683 of goodwill on its condensed consolidated balance sheet arising from the prior acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. During the second quarter of the 2023 year, the Company’s stock price remained constant and did not respond as positively as expected to new information on the Company’s future projects and forecasts; this, in combination with recurring net losses, resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill during the second quarter of 2023.

As a result of this quantitative analysis, during the second quarter of 2023, the Company recorded an impairment of Goodwill amounting to $6,517,400, which is included in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Intangible Assets

Finite-lived intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$13,350,000	$6,964,552	$—	$6,385,448	$13,350,000	$5,842,498	$7,507,502
Trademarks and trade names	4,640,000	2,658,665	341,417	1,639,918	4,640,000	2,283,166	2,356,834
Non-compete agreements	690,000	685,000	—	5,000	690,000	670,000	20,000
	$18,680,000	$10,308,217	$341,417	$8,030,366	$18,680,000	$8,795,664	$9,884,336

Amortization expense associated with the Company’s intangible assets was $503,357 and $341,833 for the three months ended September 30, 2023 and 2022, respectively, and $1,512,554 and $1,025,499 for the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company. The impairment amount was determined to be the carrying value of both the trademark and trade name intangible assets as of September 30, 2023, which amounted to $341,417 during the three and nine months ended September 30, 2023 and is included within impairment of intangible assets in the condensed consolidated statements of operations.

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows:

2023	$482,357
2024	1,617,993
2025	1,520,039
2026	1,431,978
2027	820,992
Thereafter	2,157,007
$8,030,366

The following table presents the changes in goodwill and intangible assets:

	Goodwill	Intangible Assets
Balance December 31, 2022	$29,314,083	$9,884,336
Amortization expense	—	(505,840)
Balance March 31, 2023	29,314,083	9,378,496
Amortization expense	—	(503,357)
Impairment of goodwill	(6,517,400)	—
Balance June 30, 2023	$22,796,683	$8,875,139
Amortization expense	—	(503,356)
Impairment of intangible assets	—	(341,417)
Balance September 30, 2023	$22,796,683	$8,030,366

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

The total consideration paid to the Socialyte Seller in respect to the Socialyte Purchase was $14,290,504, including a provisional working capital adjustment in the amount of $2,103,668. The Purchase Agreement provided for the Socialyte Seller to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022 that were not met. On the Closing Date, the Company paid the Seller $5,053,827 in cash, issued the Seller 1,346,257 shares of its common stock and issued the Seller a $3,000,000 unsecured promissory note (the “Socialyte Promissory Note”), which was to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its common stock in satisfaction of the Closing Date working capital adjustment. These installment payments on the Socialyte Promissory Note have not been made pending agreement of the post-close working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from BankProv with MidCo and Socialyte as co-borrowers, which the Company guaranteed. The common stock that was issued as part of the consideration was not registered under the Securities Act.

The condensed consolidated statement of operations includes revenues and net loss from Socialyte amounting to $1,314,877 and $(107,674), respectively, for the three months ended September 30, 2023 and $3,748,832 and $(444,857), respectively, for the nine months ended September 30, 2023.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Socialyte Purchase on the Closing Date. Amounts in the table are estimates that may change, as described below. There were no measurement period adjustments during the three and nine months ended September 30, 2023. The measurement period of the Socialyte Purchase concludes on November 14, 2023.

November 14, 2022
Cash	$314,752
Accounts receivable	2,758,265
Accrued revenue	1,040,902
Property, equipment and leasehold improvements	30,826
Prepaid expenses	351,253
Intangibles	5,210,000
Total identifiable assets acquired	$9,705,998

Accounts payable	(3,043,871)
Accrued expenses and other current liabilities	(1,397,292)
Deferred revenue	(1,173,394)
Total liabilities assumed	$(5,614,557)
Net identifiable assets acquired	4,091,441
Goodwill	10,199,063
Fair value of the consideration transferred	$14,290,504

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

As of September 30, 2023, the Notes Receivable amounted to $4,608,962, inclusive of $500,882 of interest receivable, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. The Notes Receivable each originally had maturity dates six months from their issuance date, but the maturity date for all of the Notes Receivable has been extended to September 30, 2024. The Notes Receivable allow the Company to convert the principal and accrued interest into Class A and B Units of Midnight Theatre on the maturity date. In connection with the Notes Receivable, the Company recorded $103,546 and $91,711 of interest income for the three months ended September 30, 2023 and 2022, respectively, and $307,262 and $204,928 for the nine months ended September 30, 2023 and 2022, respectively. During both the three and nine months ended September 30, 2023, Midnight Theatre made an interest payment of $125,000 related to the Notes Receivable. Subsequent to September 30, 2023, Midnight Theatre made interest payments of $12,500 related to the Notes Receivable.

NOTE 6 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consisted of: (i) Class A and Class B units of Midnight Theatre and (ii) Series 2 common interest of Stanton South LLC, which operates Crafthouse Cocktails (“Crafthouse Cocktails”).

The Company evaluated these investments under the Variable Interest Entity guidance and determined the Company is not the primary beneficiary of either Midnight Theatre or Crafthouse Cocktails, however, it does exercise significant influence over Midnight Theatre and Crafthouse Cocktails; as a result, it accounts for these investments under the equity method of accounting. Equity method investments are included within other long-term assets in the condensed consolidated balance sheets.

Midnight Theatre

As of September 30, 2023 and December 31, 2022, the investment in Midnight Theatre amounted to $681,694 and $891,494, respectively. In connection with its equity method investment in Midnight Theatre, the Company recorded losses of $50,960 and $209,800, for the three and nine months ended September 30, 2023, respectively, and $60,786 during both the three and nine months ended September 30, 2022. Midnight Theatre commenced operations in late June 2022. The equity in earnings or losses prior to the third quarter of 2022 was negligible and was recorded in the three and nine months ended September 30, 2022.

Crafthouse Cocktails

As part of the Company’s ongoing monitoring of its equity method investments, during the three months ended September 30, 2023, the Company determined their investment in Crafthouse Cocktails was impaired and therefore recorded an impairment for the entire balance of its investment as of September 30, 2023. This determination was made after Crafthouse was unable to secure their latest round of funding and the Company concluded the resulting decline in the carrying value of this investment was determined to be other than temporary in nature. The impairment amounted to $1,169,587 for both the three and nine months ended September 30, 2023 and is recorded within equity in losses of unconsolidated affiliates in the condensed consolidated statements of operations.

During the nine months ended September 30, 2023, prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Crafthouse Cocktails amounting to $87,970. Except for the impairment, the Company did not recognize any income or loss in connection with its equity method investment in Crafthouse Cocktails for the three months ended September 30, 2023.

As of December 31, 2022, the investment in Crafthouse Cocktails amounted to $361,717. The Company recorded a loss in connection with its equity method investment in Crafthouse Cocktails amounting to $39,437 and $82,837 for the three and nine months ended September 30, 2022, respectively.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	426,650	573,049
Accrued commissions	643,492	702,410
Accrued bonuses	569,485	469,953
Talent liability	2,316,098	3,990,984
Accumulated customer deposits	837,476	550,930
Other	639,219	719,510
	$6,052,420	$7,626,836

NOTE 8 — DEBT

Total debt of the Company was as follows as of September 30, 2023 and December 31, 2022:

Debt Type	September 30, 2023	December 31, 2022
Convertible notes payable	$5,150,000	$5,050,000
Convertible note payable - fair value option	350,000	343,556
Non-convertible promissory notes	3,910,859	1,368,960
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party (see Note 9)	1,107,873	1,107,873
Term loan, net of debt issuance costs (see Note 12)	5,715,887	2,867,592
Total debt	$19,234,619	$13,737,981
Less current portion of debt	(4,341,362)	(4,277,697)
Noncurrent portion of debt	$14,893,257	$9,460,284

The table below details the maturity dates of the principal amounts for the Company’s debt as of September 30, 2023:

Debt Type	Maturity Date	2023	2024	2025	2026	2027	Thereafter
Convertible notes payable	Between October 2024 and March 2030	$—	$1,300,000	$800,000	$450,000	$2,600,000	$500,000
Non-convertible promissory notes	Between November 2023 and March 2029	380,859	500,000	400,000	—	—	2,630,000
Non-convertible promissory notes - Socialyte	September 2023	3,000,000	—	—	—	—	—
Term loan	September 2028	237,479	997,473	1,083,866	1,176,307	1,276,631	1,028,244
Loans from related party	December 2026	—	—	—	1,107,873	—	—
		$3,618,338	$2,797,473	$2,283,866	$2,734,180	$3,876,631	$4,158,244

Convertible Notes Payable

On January 9, 2023, January 13, 2023 and June 15, 2023, the Company issued three convertible notes payable in the aggregate amount of $1,000,000. As of September 30, 2023, the Company had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Five of the convertible notes payable may not be converted at a price less than $2.50 per share and five of the convertible notes payable may not be converted at a price less than $2.00 per share. As of September 30, 2023 and December 31, 2022, the principal balance of the convertible notes payable of $5,150,000 and $5,050,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $128,750 and $80,278 during the three months ended September 30, 2023 and 2022, respectively, and $414,880 and $215,278 during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $413,764 and $199,445 during the nine months ended September 30, 2023 and 2022, respectively, related to the convertible notes payable.

On June 8, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to these notes amounted to $9,500 and was paid in cash.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $350,000 and $343,556 in noncurrent liabilities as of September 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value.

There was no change in the fair value for the three months ended September 30, 2023. The Company recorded a gain in fair value of $45,642 for the three months ended September 30, 2022, and a loss in fair value of $6,444 and a gain in fair value of $577,522 for the nine months ended September 30, 2023 and 2022, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to these convertible notes payable at fair value of $9,863 for both the three months ended September 30, 2023 and 2022, and $29,589 for both the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2023 and 2022, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured nonconvertible promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. On August 1, 2023, the Company issued an unsecured nonconvertible promissory note in the amount of $415,000 and received proceeds of $415,000. As of September 30, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,910,859, which bear interest at a rate of 10% per annum and mature between November 2023 and March 2029.

As of September 30, 2023 and December 31, 2022, the Company had a balance of $380,859 and $868,960, respectively, net of debt discounts recorded as current liabilities and $3,530,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

During the nine months ended September 30, 2023, one unsecured nonconvertible promissory note amounting to $400,000 matured and was extended for an additional period of two years, now maturing on June 14, 2025.

The Company recorded interest expense related to these nonconvertible promissory notes of $93,142 and $22,719 for the three months ended September 30, 2023 and 2022, respectively, and $238,195 and $70,996 for the nine months ended September 30, 2023 and 2022, respectively. The Company made interest payments of $215,111 and $73,217 during the nine months ended September 30, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible promissory note - Socialyte Promissory Note

As discussed in Note 4, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

The Company recorded interest expense related to the Socialyte Promissory Note of $30,000 for the three months ended September 30, 2023, and $95,000 for the nine months ended September 30, 2023.

Credit and Security Agreement

In connection with the Socialyte Purchase discussed in Note 4, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which included a $3,000,000 secured term note (“Term Loan”) and $500,000 of a secured revolving line of credit (“Revolver”). The Credit Agreement carried an annual facility fee of $5,000 payable on the first anniversary of the Credit Agreement’s Closing Date and of $875 on each one-year anniversary thereafter.

The Credit Agreement contained financial covenants that require Socialyte to maintain: (1) a quarterly minimum debt service ratio of 1.25:1.00; (2) a quarterly senior funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 3.00:1.00 and (3) quarterly total funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 5.00:1.00, as well as the Company to maintain a minimum liquidity of $1,500,000. The Credit Agreement also contained covenants that limit Socialyte’s and MidCo’s ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Term Loan

The Term Loan had a term of five years, with a maturity date of November 14, 2027. The Company was required to repay the Term Loan through 60 consecutive monthly payments of principal, based upon a straight-line amortization period of 84 months, based on the principal amount outstanding, plus interest at an annual rate of 7.37%, commencing on December 14, 2022, and continuing on the corresponding day of each month thereafter until it was paid in full. Any remaining unpaid principal balance, including accrued and unpaid interest and fees, if any was to be due and payable in full on November 14, 2027, its maturity date.

Interest on the Term Loan was to be payable on a monthly basis. Interest was computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest was to be charged in accordance with the terms of the Term Loan. During the nine months ended September 30, 2023, the Company made payments of $479,745, inclusive of $158,316 of interest. The Term Loan was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below, therefore, as of September 30, 2023, there were no amounts outstanding under the Term Loan.

Revolver

During both the three and nine months ended September 30, 2023, the Company drew $400,000 from the Revolver, which was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below, therefore, as of September 30, 2023, there were no amounts outstanding under the Revolver. When drawn, the outstanding principal balance of the Revolver accrued interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

Refinancing Transaction

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which the existing Credit Agreement with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and an 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

Interest on the BKU Term Loan accrues at 8.10% fixed rate per annum. Principal and interest on the BKU Term Loan shall be payable on a monthly basis based on a 5-year amortization. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle.

The BankUnited Credit Facility contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, the Company incurred a prepayment penalty of $79,286 and wrote-off of unamortized debt origination costs of $91,859 related to the Term Loan, which were both recognized as interest expense in the condensed consolidated statement of operations in this third quarter of 2023.

NOTE 9 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on December 31, 2026.

As of both September 30, 2023 and December 31, 2022, the Company had a principal balance of $1,107,873, and accrued interest amounted to $249,499 and $166,636 as of September 30, 2023 and December 31, 2022, respectively. For both the nine months ended September 30, 2023 and 2022, the Company did not repay any principal balance on the DE LLC Note.

The Company recorded interest expense of $27,924 for both the three months ended September 30, 2023 and 2022, and $82,863 for both the nine months ended September 30, 2023 and 2022, respectively, related to this loan from related party. The Company did not make cash payments during both the nine months ended September 30, 2023 and 2022, related to this loan from related party.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$6,406,646	$6,406,646	$6,069,889	$6,069,889
Restricted cash	1	3,723,868	3,723,868	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,150,000	$4,725,000	$5,050,000	$4,865,000
Convertible note payable at fair value	3	350,000	350,000	343,556	343,556
Warrant liability	3	10,000	10,000	15,000	15,000
Contingent consideration	3	—	—	738,821	738,821

Convertible notes payable

As of September 30, 2023, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,150,000. See Note 8 for further information on the terms of these convertible notes.

		September 30, 2023		December 31, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2024	3	$800,000	$807,000	$800,000	$817,000
10% convertible notes due in November 2024	3	—	—	500,000	$513,000
10% convertible notes due in December 2024	3	500,000	499,000	900,000	$912,000
10% convertible notes due in January 2025	3	800,000	806,000	—	$—
10% convertible notes due in November 2026	3	300,000	271,000	300,000	$285,000
10% convertible notes due in December 2026	3	150,000	135,000	150,000	$143,000
10% convertible notes due in June 2027	3	200,000	174,000	—	—
10% convertible notes due in August 2027	3	2,000,000	1,700,000	2,000,000	$1,834,000
10% convertible notes due in September 2027	3	400,000	333,000	400,000	$361,000
		$5,150,000	$4,725,000	$5,050,000	$4,865,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	September 30, 2023	December 31, 2022
Stock Price	$1.80	$1.81
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	100%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.70% - 5.46%	4.02% - 4.49%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of September 30, 2023, the Company has one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the Accounting Standards Codification (“ASC”) 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to September 30, 2023:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$343,556
(Gain) Loss on the change in fair value reported in the condensed consolidated statements of operations	6,444
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2023	$350,000

The estimated fair value of the March 4th Note as of September 30, 2023 and December 31, 2022, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	September 30, 2023	December 31, 2022
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of common stock	$1.80	$1.81
Expected term (years)	6.43	7.18
Volatility	90%	100%
Risk free rate	4.61%	3.96%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to September 30, 2023:

Fair Value:	Series I
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$15,000
(Gain) Loss on the change in fair value reported in the condensed consolidated statements of operations	(5,000)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2023	$10,000

The estimated fair value of the Series “I” Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumption - Series “I” Warrants	September 30, 2023	December 31, 2022
Exercise Price per share	$3.91	$3.91
Value of common stock	$1.80	$1.81
Expected term (years)	1.92	2.67
Volatility	80%	100%
Dividend yield	0%	0%
Risk free rate	5.06%	4.28%

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Change in fair value of contingent consideration” in the consolidated statements of operations. As of September 30, 2023, the Company had paid off all contingent consideration related to the acquisition of Be Social.

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2022 to September 30, 2023:

Be Social
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2022	$738,821
Loss on change of fair value reported in the condensed consolidated statements of operations	33,226
Settlement of contingent consideration(1)	(772,047)
Ending fair value balance reported in the condensed consolidated balance sheet at September 30, 2023	$—

(1)	On April 25, 2023, the Company settled the contingent consideration liability related to Be Social through payment of $500,000 in cash and 148,687 shares of the Company’s common stock, with a value of $272,047.

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

During the three and nine months ended September 30, 2023, the Company sold 300,000 and 1,150,000 shares of its common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850 and $2,162,150, respectively.

During both the three and nine months ended September 30, 2022, excluding the additional commitment shares disclosed above, the Company sold 245,000 shares of common stock at prices ranging between $2.42 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $681,460.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of September 30, 2023.

NOTE 12 — SHARE-BASED COMPENSATION

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he is entitled to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. Relating to this agreement, on January 11, 2023, the Company issued to Mr. Francisco 6,366 shares of common stock at a price of $2.24 per share. On July 28, 2023, the Company issued to Mr. Francisco 7,966 shares of common stock at a price of $2.01 per share. The shares are issued based on the 30-day trailing closing sale price for the common stock on the respective dates the shares were issued.

During the three and nine months ended September 30, 2023, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s common stock. During the three and nine months ended September 30, 2023, the Company issued an aggregate of 49,518 and 125,069 shares, respectively, amounting to $86,942 and $237,883, respectively, in the aggregate on different dates though the nine months ended September 30, 2023, following the normal payroll cycle.

NOTE 13 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(3,863,328)	$(1,311,719)	$(14,791,892)	$(2,850,863)
Net income attributable to participating securities	—	—	—	—
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	(3,863,328)	(1,311,719)	(14,791,892)	(2,850,863)
Change in fair value of convertible notes payable	—	(45,642)	—	(577,522)
Change in fair value of warrants	—	(10,000)	—	(105,000)
Interest expense	—	9,863	—	29,589
Numerator for diluted loss per share	$(3,863,328)	$(1,357,498)	$(14,791,892)	$(3,503,796)

Denominator
Denominator for basic EPS - weighted-average shares	14,121,275	9,664,681	13,328,138	9,307,830
Effect of dilutive securities:
Warrants	—	1,157	—	2,100
Convertible notes payable	—	127,877	—	127,877
Denominator for diluted EPS - adjusted weighted-average shares	14,121,275	9,793,715	13,328,138	9,437,807

Basic loss per share	$(0.27)	$(0.14)	$(1.11)	$(0.31)
Diluted loss per share	$(0.27)	$(0.14)	$(1.11)	$(0.37)

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

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attributes a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2023 and 2022, the Company had a net loss and as such the two-class method is not presented.

For the three and nine months ended September 30, 2023 potentially dilutive instruments including 2,883,759 shares and 2,656,640 shares, respectively, of common stock issuable upon conversion of convertible notes payable were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three and nine months ended September 30, 2023, the warrants were not included in diluted loss per share because the warrants were not “in the money”.

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

As of September 30, 2023 and December 31, 2022, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,374,422 and $1,578,088, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for both the three months ended September 30, 2023 and 2022, and $196,336 for both the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, the Company made cash interest payments in the amount of $400,000 in connection with the accrued compensation to the CEO. No cash interest payments were made during the nine months ended September 30, 2022.

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

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as (Loss) income from operations on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2022.

In connection with the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI and Socialyte, the Company assigned $8,030,366 of intangible assets, net of accumulated amortization and impairment of $10,649,635, and goodwill of $22,796,683, net of impairment of $6,517,400, as of September 30, 2023 to the EPM segment. Equity method investments are included within the EPM segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
EPM	$10,184,511	$9,899,013	$31,100,867	$29,366,748
CPD	—	—	—	—
Total	$10,184,511	$9,899,013	$31,100,867	$29,366,748

Segment Operating Income (Loss):
EPM	$1,032,134	$604,837	$(8,142,846)	$1,978,016
CPD	(3,143,489)	(1,738,604)	(3,985,250)	(4,945,222)
Total operating (loss) income	(2,111,355)	(1,133,767)	(12,128,096)	(2,967,206)
Interest expense, net	(604,669)	(126,147)	(1,413,177)	(400,884)
Other income (expenses), net	104,303	55,642	307,980	682,522
Loss before income taxes and equity in losses of unconsolidated affiliates	$(2,611,721)	$(1,204,272)	$(13,233,293)	$(2,685,568)

	As of September 30, 2023	As of December 31, 2022
Total assets:
EPM	$53,709,956	$68,678,335
CPD	12,030,312	6,698,497
Total	$65,740,268	$75,376,832

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

Operating Leases	As of September 30, 2023	As of December 31, 2022
Assets
Right-of-use asset	$5,853,482	$7,341,045

Liabilities
Current
Lease liability	$2,039,462	$2,073,547

Noncurrent
Lease liability	$4,518,719	$6,012,049

Total operating lease liability	$6,558,181	$8,085,596

Finance Lease	As of September 30, 2023	As of December 31, 2022
Assets
Right-of-use asset	$143,250	$—

Liabilities
Current
Lease liability	$49,835	$—

Noncurrent
Lease liability	$94,985	$—

Total finance lease liability	$144,820	$—

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2023 and 2022 for operating and financing leases, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2023	2022	2023	2022
Operating lease costs	Selling, general and administrative expenses	$699,983	$709,542	$2,109,576	$1,876,153
Sublease income	Selling, general and administrative expenses	(109,807)	(106,247)	(330,189)	(228,230)
Net operating lease costs		$590,176	$603,295	$1,779,387	$1,647,923

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2023	2022	2023	2022
Amortization of right-of-use assets	Selling, general and administrative expenses	$10,589	$—	$15,840	$—
Interest on lease liability	Selling, general and administrative expenses	2,415	—	13,089	—
Total finance lease costs		$13,004	$—	$28,929	$—

During the nine months ended September 30, 2022, the Company recorded an impairment of its ROU asset amounting to $98,857, related to the sublease of one of the Company’s subsidiaries’ offices, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Lease Payments

For the nine months ended September 30, 2023 and 2022, the Company made payments in cash related to its operating leases in the amounts of $1,999,745 and $1,567,453, respectively.

Future minimum lease payments for leases for the remainder of 2023 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2023	$640,419	$14,918
2024	2,531,307	59,670
2025	1,979,589	59,670
2026	1,782,057	26,929
2027	719,794	—
Total lease payments	$7,653,166	$161,187
Less: Imputed interest	(1,094,985)	(16,367)
Present value of lease liabilities	$6,558,181	$144,820

As of September 30, 2023, the Company’s weighted average remaining lease term on its operating and finance leases is 3.27 years and 2.71 years, respectively, and the Company’s weighted average discount rate is 8.79% and 8.60% related to its operating and finance leases, respectively.

NOTE 17 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. As of December 31, 2022, the Company had paid $1,500,000 pursuant to the Blue Angels Agreement, which were recorded as capitalized production costs. On April 26, 2023, the Company paid the remaining $500,000 pursuant to the Blue Angels Agreement. On November 7, 2023, the Company agreed to pay 50% of additional production costs to complete the documentary in the amount of $250,000.

As production of the documentary motion picture is not complete, no income or expense has been recorded in connection with the Blue Angels Agreement during the three and nine months ended September 30, 2023.

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

IMAX Co-Production Agreement

As discussed in Note 17, on June 24, 2022, the Company entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, on April 26, 2023, the Company funded the remaining $500,000 commitment and through September 30, 2023 has now funded its full $2,000,000 commitment of the production budget. On November 7, 2023, the Company agreed to pay 50% of additional production costs to complete the documentary in the amount of $250,000, although it was not contractually obligated to do so.

NOTE 19 — SUBSEQUENT EVENTS

On October 31, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 1,400,000 shares of the Company’s common stock at a price of $1.65 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase an additional 210,000 shares of the Company’s common stock. The Company received gross proceeds of approximately $2,310,000 before deducting underwriting discounts and commissions and estimated offering expenses that are payable by the Company. The Company intends to use the net proceeds for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses. The Offering closed November 2, 2023.

On October 2, 2023, (the “Special Projects Closing Date”), the Company acquired all of the issued and outstanding membership interest of Special Projects Media LLC, a New York limited liability company (“Special Projects”), pursuant to a membership interest purchase agreement (the “Special Projects Purchase Agreement”) between the Company and Andrea Oliveri, Nicole Vecchiarelli, Foxglove Corp and Alexandra Alonso (“Sellers”). Special Projects is a talent booking and events agency that elevates media, fashion, and lifestyle brands. Special Projects has headquarters in New York and Los Angeles.

The consideration paid by the Company in connection with the acquisition of Special Projects is approximately $10.0 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5.0 million cash and issued the Sellers 2.5 million shares of the Company’s common stock. The Company partially financed the cash portion of the consideration with the Refinancing Transaction described in Note 8. As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading independent entertainment marketing and premium content production company. Through our subsidiaries, 42West, The Door, Shore Fire and Viewpoint, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment, hospitality and music industries. 42West (film and television), The Door (culinary, hospitality and consumer products), and Shore Fire (music) are each recognized global leaders in the PR services for the industries they serve. The Digital Department was formed from the combination of two of our subsidiaries, Be Social and Socialyte, and provides best-in-class influencer marketing capabilities. Special Projects is one of the entertainment industry’s leading talent booking and celebrity live event company. Viewpoint adds full-service creative branding and production capabilities to our marketing group. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses can create synergistic opportunities and bolster profits and cash flow.

We have also established an investment strategy, “Dolphin Ventures,” (formerly known as Dolphin 2.0), based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within Dolphin Ventures. We intend to enter into additional investments during 2024, but there is no assurance that we will be successful in doing so, whether in 2024 or at all.

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, The Digital Department, Special Projects and Viewpoint and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media marketing, talent booking, live event production, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content. The activities of our Content Production segment also include all corporate overhead activities.

Dolphin Ventures

We believe our ability to engage a broad consumer base through our best-in-class pop culture marketing assets provides us an opportunity to make investments in products or companies which would benefit from our collective marketing power. We call these investments “Dolphin Ventures”. Simply put, we seek to own an interest in some of the assets we are marketing. Specifically, we want to own an interest in assets where our experience, industry relationships and marketing power will most influence the likelihood of success. This leads us to seek investments in the following categories of assets: 1) Content; 2) Live Events; and 3) Consumer Products.

Our most significant Dolphin Ventures investment was made in October, 2021, when we acquired an ownership interest in Midnight Theatre, a state-of-the-art contemporary variety theater and restaurant in the heart of Manhattan. An anchor of Brookfield Properties’ recently opened $4.5 billion Manhattan West development, the Midnight Theatre opened on September 21, 2022. The restaurant, Hidden Leaf, opened on July 6, 2022.

We have also made our first content investment under Dolphin Ventures. See Note 17 above for details regarding our Collaborative Arrangement with IMAX for production and distribution of the documentary feature “The Blue Angels.”

 Revenues

For the three and nine months ended September 30, 2023 and 2022, we derived all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment derives its revenues from providing public relations services for celebrities and musicians, as well as for entertainment and targeted content marketing for film and television series, strategic communications services for corporations and public relations, marketing services and brand strategies for hotels and restaurants and digital marketing through its roster of social media influencers. We expect to generate income in our content production segment over the next eighteen months with the release of “The Blue Angels” documentary motion picture, discussed in the “Project Development and Related Services.”

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

Content Production

Project Development and Related Services

We have a team that dedicates a portion of its time to identifying scripts, story treatments and novels for acquisition, development and production. The scripts can be for digital, television or motion picture productions. We have acquired the rights to certain scripts that we intend to produce and release in the future, subject to obtaining financing. We have not yet determined if these projects would be produced for digital, television or theatrical distribution.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each funded 50% of the production budget, which is estimated at approximately $4.5 million. In April of 2023, IMAX entered into an agreement with Amazon Content Services LLC for the distribution rights of the Blue Angels. We estimate that we will derive approximately $3.5 million from the acquisition agreement and expect that the documentary motion picture will be released in early 2024.

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Impairment of goodwill – includes an impairment charge as a result of triggering events identified during the second quarter of 2023.

(6)	Impairment of intangible assets – includes an impairment charge as a result of a rebranding of two of our subsidiaries during the third quarter of 2023.

(7)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations.

(8)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and nine months ended September 30, 2023 and 2022, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) changes in fair value of warrants; (3) interest income; and (4) interest expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2023 as compared to three and nine months ended September 30, 2022

Revenues

For the three and nine months ended September 30, 2023 and 2022 revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Entertainment publicity and marketing	$10,184,511	$9,899,013	$31,100,867	$29,366,748
Content production	—	—	—	—
Total revenue	$10,184,511	$9,899,013	$31,100,867	$29,366,748

Revenues from entertainment publicity and marketing increased by approximately $0.3 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year. The increase is primarily driven by inclusion of Socialyte revenues for 2023, which were not present in 2022, partially offset by a decrease in revenues from other subsidiaries.

We did not derive any revenues from the content production segment as we have not produced and distributed any of the projects discussed above and the projects that were produced and distributed in 2013 and 2016 have mostly completed their normal revenue cycles. We expect to begin generating income in our content production segment in early 2024 with the release of the Blue Angels documentary film.

Expenses

For the three and nine months ended September 30, 2023 and 2022, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Expenses:
Direct costs	$185,308	$837,429	$621,449	$2,941,044
Payroll and benefits	8,382,659	7,030,814	26,114,881	20,947,531
Selling, general and administrative	2,150,889	1,663,288	6,023,954	4,644,264
Acquisition costs	4,666	315,800	8,823	315,800
Depreciation and amortization	535,740	415,836	1,612,776	1,248,621
Impairment of goodwill	—	—	6,517,400	—
Impairment of intangible assets	341,417	—	341,417	—
Change in fair value of contingent consideration	—	(5,000)	33,226	(81,106)
Legal and professional	695,188	774,613	1,955,037	2,317,800
Total expenses	$12,295,867	$11,032,780	$43,228,963	$32,333,954

Direct costs decreased by approximately $0.7 million for the three months ended September 30, 2023 and $2.3 million for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. The decrease in direct costs is partially driven by $0.2 million and $0.9 million of NFT production and marketing costs for the three and nine months ended September 30, 2022, respectively, that were not present in the same period in 2023. The decrease in direct costs is also partially attributable to the decrease in certain subsidiaries’ revenues as compared with the same periods in the prior year.

Payroll and benefits expenses increased by approximately $1.4 million and $5.2 million, respectively, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily due to the following:

•	Inclusion of $1.1 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, of Socialyte payroll expenses;

•	The remaining increases are related to salary increases throughout the Company and the hiring of a Chief Marketing Officer.

Depreciation and amortization increased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, related primarily to the amortization of Socialyte intangible assets in 2023.

Selling, general and administrative expenses increased by approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, mainly due to costs incurred by our Los Angeles office that was opened in July of 2022 of $0.1 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, an increase of bad debt of $0.3 for both the three and nine months ended September 30, 2023, and the inclusion of $0.1 million and $0.4 million of Socialyte selling, general and administrative expenses for the three and nine months ended September 30, 2023, respectively.

Impairment of goodwill was $6.5 million for the nine months ended September 30, 2023. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in the second quarter of 2023, we performed a quantitative assessment driven by triggering events related to declines in our market capitalization combined with the lack of positive response from the market to positive information related to future projects. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of one of our reporting units. No such charges were recorded in the three and nine months ended September 30, 2022.

Impairment of intangible assets was $0.3 million for the three and nine months ended September 30, 2023. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, during the three and nine months ended September 30, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company.

Change in fair value of the contingent consideration was a loss of $33.2 thousand for the nine months ended September 30, 2023, compared to the change in fair value of the contingent consideration of gains $5.0 thousand and $(81.1) thousand for the three and nine months ended September 30, 2022. As all contingent consideration was settled by June 2023, there were no changes in fair value of contingent consideration for the three months ended September 30, 2023. The main components of the change in fair value of contingent consideration were the following:

•	B/HI: this contingent consideration was settled in June 2022; therefore, no changes were recorded in the three and nine months ended September 30, 2023, nor in the three months ended September 30, 2022. The Company recorded a gain $76.1 thousand for the nine months ended September 30, 2022, up through the date of settlement.

•	Be Social: losses of $17.7 thousand and $33.2 thousand for the three and nine months ended September 30, 2023, respectively, compared to a gain of $5.0 thousand for both the three and nine months ended September 30, 2022. The Company settled this contingent consideration on April 25, 2023 through a combination of $500,000 in cash and 148,687 shares of the Company’s stock, with a value of $272,047.

Legal and professional fees decreased by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022 due to legal, consulting and audit fees incurred during the first quarter of 2022 related to our restatement of the financial statements as of, and for the three nine months ended September 30, 2021 included in Form 10-Q for that period, and revisions of the financial statements as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021, respectively, which were included in our Forms 10-Q for March 31, 2021 and June 30, 2021 included our Form 10-K filed on May 26, 2022.

Other Income and Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Other Income and expenses:
Change in fair value of convertible notes	$—	$45,642	$(6,444)	$577,522
Change in fair value of warrants	—	10,000	5,000	105,000
Interest income	104,303	91,722	309,424	204,943
Interest expense	(604,669)	(217,869)	(1,413,177)	(605,827)
Total other (expenses) income, net	$(500,366)	$(70,505)	$(1,105,197)	$281,638

Change in fair value of Convertible Notes at Fair Value – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2023, there was no change in fair value. For the three months ended September 30, 2022, we recorded a $45.6 thousand gain in the fair value of the convertible notes issued in 2020. For the nine months ended September 30, 2023 and 2022, we recorded a change in the fair value of the convertible notes issued in 2020 in the amount of a $6.0 thousand loss and a $0.6 million gain, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such, all of the gain in the change in fair value was recorded within net loss.

Change in fair value of warrants – Warrants issued with convertible notes payable issued in 2020 were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of the 2020 warrants that were not exercised did not have a change in fair value for the three months ended September 30, 2023 and decreased by approximately $5.0 thousand during the nine months ended September 30, 2023; therefore, we recorded a change in the fair value of the warrants for the nine months ended September 30, 2023 for that amount on our condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the fair value of the 2020 warrants that were not exercised decreased by approximately $10.0 thousand and $0.1 million; therefore, we recorded a gain in the change in fair value of the warrants for the three and nine months ended September 30, 2022 for those amounts, respectively, on our condensed consolidated statement of operations.

Interest income – Interest income increased by $12.6 thousand and $0.1 million for the three and nine months ended September 30, 2023 as compared to the same periods in the prior year, primarily due to increased notes receivable outstanding during 2023 as compared to the same periods in the prior year.

Interest expense – Interest expense increased by $0.4 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year. The increases were primarily due to increased convertible and nonconvertible notes, the BankProv term loan in connection with the Socialyte Purchase, as well as the Socialyte Promissory Note, which were all outstanding during 2023 for a longer period as compared to the prior year. In addition, interest expense for both the three and nine months ended September 30, 2023 includes the $79,286 prepayment penalty and $91,859 write-off of unamortized debt issue costs in connection with the Refinancing Transaction.

Income Taxes

We recorded an income tax expense of approximately $31.1 thousand and $91.2 thousand for the three and nine months ended September 30, 2023, respectively, and approximately $7.2 thousand and $21.7 thousand for the three and nine months ended September 30, 2022, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investments.

For the three and nine months ended September 30, 2023, we recorded losses of $51.0 thousand and $0.2 million, respectively, from our equity investment in Midnight Theatre. Midnight Theatre commenced operations at the end of the second quarter of 2022; we recorded a loss of $60.8 thousand for both the three and nine months ended September 30, 2022. No equity gains or losses have been recorded prior to the third quarter of 2022.

For the nine months ended September 30, 2023, we recorded losses of $88.0 thousand from our equity investment in Crafthouse Cocktails, compared to losses of $39.4 thousand and $82.8 thousand for the three and nine months ended September 30, 2022, respectively.

During the three months ended September 30, 2023, the Company determined their investment in Crafthouse Cocktails was deemed to be impaired and therefore recorded an impairment for the entire balance of its investment as of September 30, 2023. As a result, no equity gain or loss was recorded during the three months ended September 30, 2023. This determination was made after Crafthouse Cocktails was unable to secure their latest round of funding. The Company concluded the resulting decline in the carrying value of this investment was not temporary in nature. The impairment amounted to $1,169,587 and is recorded within equity in losses of unconsolidated affiliates in the condensed consolidated statements of operations.

Net (Loss) Income

Net loss was approximately $3.9 million or $0.27 per share based on 14,121,275 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the three months ended September 30, 2023. Net loss was approximately $1.3 million or $0.14 per share based on 9,664,681 weighted average shares outstanding for basic loss per share and $0.14 per share based on 9,793,715 weighted average shares on a fully diluted basis earnings per share for the three months ended September 30, 2022. The change in net loss for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, is related to the factors discussed above.

Net loss was approximately $14.8 million or $1.11 per share based on 13,328,128 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the nine months ended September 30, 2023. Net loss was approximately $2.9 million or $0.31 per share based on 9,307,830 weighted average shares outstanding for basic loss per share and $0.37 per share based on 9,437,807 weighted average shares on a fully diluted basis earnings per share for the nine months ended September 30, 2022. The change in net income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(4,492,645)	$(3,634,388)
Net cash used in investing activities	(21,893)	(3,172,544)
Net cash provided by financing activities	7,447,203	4,169,351
Net increase (decrease) in cash and cash equivalents and restricted cash	2,932,665	(2,637,581)

Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$10,130,514	$5,593,045

Operating Activities

Cash used in operating activities was $4.5 million for the nine months ended September 30, 2023, a change of $0.9 million from cash used in operating activities of $3.6 million for the nine months ended September 30, 2022. The increase in net cash used in operations was primarily as a result of $11.9 million of increased net loss for the period, offset by a $9.5 million increase in non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and intangible asset and other non-cash losses and a $1.5 million net change in working capital.

Investing Activities

There were no significant cash flows used in investing activities for the nine months ended September 30, 2023. Net cash flows used in investing activities for the nine months ended September 30, 2022 were $3.2 million related primarily to the issuance of notes receivable.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2023 were $7.4 million, which mainly related to:

Inflows:

•	$5.8 million of proceeds from new term loan.
•	$2.6 million of proceeds from notes payable.
•	$2.2 million of proceeds from the Lincoln Park equity line of credit.
•	$1.0 million of proceeds from convertible notes payable.

Outflows:

•	$3.0 million of repayment of existing term loan.
•	$0.5 million of settlement of cash portion of contingent consideration for Be Social.
•	$0.4 million of payment of interest to related party.
•	$0.1 million of repayment of notes payable.
•	$0.1 million of payment of debt origination costs.
•	$0.1 million of payment early payment penalty of term loan

Cash flows provided by financing activities for the nine months ended September 30, 2022 were $4.2 million, which mainly related to:

Inflows:

•	$5.1 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.6 million of settlement of cash portion of contingent consideration for B/HI.
•	$0.3 million of repayment of notes payable.

Debt and Financing Arrangements

Total debt amounted to $19.2 million as of September 30, 2023 compared to $13.7 million as of December 31, 2022, an increase of $5.5 million.

Our debt obligations in the next twelve months from September 30, 2023 increased by $63.7 thousand from December 31, 2022. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three and nine months ended September 30, 2023, the Company sold 300,000 and 1,150,000 shares of its common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850 and $2,162,150, respectively.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of September 30, 2023.

Convertible Notes Payable

During the nine months ended September 30, 2023, the Company issued three convertible notes payable in the aggregate amount of $1,000,000. As of September 30, 2023, the Company had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Five of the convertible notes payable may not be converted at a price less than $2.50 per share and five of the convertible notes payable may not be converted at a price less than $2.00 per share.

The Company recorded interest expense related to these convertible notes payable of $128,750 and $80,278 during the three months ended September 30, 2023 and 2022, respectively, and $414,880 and $215,278 during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $413,764 and $199,445 during the nine months ended September 30, 2023 and 2022, respectively, related to the convertible notes payable.

On June 8, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to these convertible notes payable amounted to $9,500 and was paid in cash.

As of September 30, 2023, the principal balance of the convertible promissory notes of $5,150,000 was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2023 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $350,000 and $343,556 in noncurrent liabilities as of September 30, 2023 and December 31, 2022, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value.

There was no change in the fair value for the three months ended September 30, 2023. The Company recorded a gain in fair value of $45,642 for the three months ended September 30, 2022, and a loss in fair value of $6,444 and a gain in fair value of $577,522 for the nine months ended September 30, 2023 and 2022, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to these convertible notes payable at fair value of $9,863 for both the three months ended September 30, 2023 and 2022, and $29,589 for both the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2023 and 2022, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

On February 22, 2023, the Company issued an unsecured nonconvertible promissory note in the amount of $2,215,000 and received proceeds of $2,215,000. On August 1, 2023, the Company issued an unsecured nonconvertible promissory note in the amount of $415,000 and received proceeds of $415,000. As of September 30, 2023, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,910,859, which bear interest at a rate of 10% per annum and mature between November 2023 and March 2029.

As of September 30, 2023 and December 31, 2022, the Company had a balance of $380,859 and $868,960, respectively, net of debt discounts recorded as current liabilities and $3,530,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

During the nine months ended September 30, 2023, one unsecured nonconvertible promissory note amounting to $400,000 matured and was extended for an additional period of two years, now maturing on June 14, 2025.

The Company recorded interest expense related to these nonconvertible promissory notes of $93,142 and $22,719 for the three months ended September 30, 2023 and 2022, respectively, and $238,195 and $70,996 for the nine months ended September 30, 2023 and 2022, respectively. The Company made interest payments of $215,111 and $73,217 during the nine months ended September 30, 2023 and 2022, respectively, related to the nonconvertible promissory notes.

Nonconvertible promissory note - Socialyte Promissory Note

As discussed in Note 4, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

The Company recorded interest expense related to the Socialyte Promissory Note of $30,000 for the three months ended September 30, 2023, and $95,000 for the nine months ended September 30, 2023.

Credit and Security Agreement

In connection with the Socialyte Purchase discussed in Note 4, Socialyte, with MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which included a $3,000,000 secured term note (“Term Loan”) and $500,000 of a secured revolving line of credit (“Revolver”). The Credit Agreement carried an annual facility fee of $5,000 payable on the first anniversary of the Credit Agreement’s Closing Date and of $875 on each one-year anniversary thereafter.

The Credit Agreement contained financial covenants that require Socialyte to maintain: (1) a quarterly minimum debt service ratio of 1.25:1.00; (2) a quarterly senior funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 3.00:1.00 and (3) quarterly total funded debt to EBITDA (as defined in the Credit Agreement) not to exceed 5.00:1.00, as well as the Company to maintain a minimum liquidity of $1,500,000. The Credit Agreement also contained covenants that limited Socialyte’s and MidCo’s ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Term Loan

The Term Loan had a term of five years, with a maturity date of November 14, 2027. The Company was to repay the Term Loan through 60 consecutive monthly payments of principal, based upon a straight-line amortization period of 84 months, based on the principal amount outstanding, plus interest at an annual rate of 7.37%, commencing on December 14, 2022, and continuing on the corresponding day of each month thereafter until it was paid in full. Any remaining unpaid principal balance, including accrued and unpaid interest and fees, if any was to be due and payable in full on November 14, 2027, its maturity date.

Interest on the Term Loan was to be payable on a monthly basis. Interest was computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest was to be charged in accordance with the terms of the Term Loan. During the nine months ended September 30, 2023, the Company made a payment of $479,745, inclusive of $158,316 of interest. The Term Loan was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below, therefore as of September 30, 2023, there were no amounts outstanding under the Term Loan.

Revolver

During both the three and nine months ended September 30, 2023, the Company drew $400,000 from the Revolver, which was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below, therefore, as of September 30, 2023, there were no amounts outstanding under the Revolver. When drawn, the outstanding principal balance of the revolver accrued interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

Refinancing Transaction

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which the existing Credit Agreement with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and an 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

Interest on the BKU Term Loan accrues at 8.10% fixed rate per annum. Principal and interest on the BKU Term Loan shall be payable on a monthly basis based on a 5-year amortization. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle.

The BankUnited Credit Facility contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, the Company incurred a prepayment penalty of $79,286 and wrote-off of unamortized debt origination costs of $91,859 related to the Term Loan, which were both recognized as interest expense in the condensed consolidated statement of operations in this third quarter of 2023.

IMAX Agreement

As discussed in Note 17, on June 24, 2022, we entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, as of December 31, 2022, we had paid $1,500,000 pursuant to the Blue Angels Agreement, which was recorded as capitalized production costs. On April 26, 2023, we paid the remaining $500,000 pursuant to the Blue Angels Agreement. On November 7, 2023, the Company agreed to pay 50% of additional production costs to complete the documentary in the amount of $250,000.

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC for the distribution rights of Blue Angels. We estimate that we will derive approximately $3.5 million from the acquisition agreement and we expect that the documentary motion picture will be released in early 2024.

Convertible Notes Receivable

As of September 30, 2023, we hold convertible notes receivable from JDDC Elemental LLC, which operates Midnight Theatre. These convertible notes receivable are recorded at their principal face amount plus accrued interest. Due to their short-term maturity and conversion terms (described below), these have been recorded at the face value of the note and an allowance for credit losses has not been established.

As of September 30, 2023, the Midnight Theatre notes amount to $4.6 million, inclusive accrued interest receivable of $0.5 million, and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. During both the three and nine months ended September 30, 2023, Midnight Theatre made an interest payment of $125,000 related to the Notes Receivable. Subsequent to September 30, 2023, Midnight Theatre made interest payments of $12,500 related to the Notes Receivable.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal” or “continue” or the negative of these terms or other similar expressions.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, which have not been remediated as of the date of the filing of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 14, 2023.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

