Form 10-K
period 2023-12-31
Dolphin Entertainment, Inc.
filed 2024-04-01
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,739,357

Number of shares outstanding of the registrant’s common stock as of March 26, 2024: 18,653,853

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this Form 10-K contains forward-looking statements regarding:

•	the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;
•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;
•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•	our expectations regarding the potential benefits and synergies we can derive from our acquisitions;
•	our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;
•	our beliefs regarding our competitive advantages;
•	our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;
•	our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;
•	our intention to expand into television production in the near future;
•	our belief regarding the transferability of 42West, The Door, Shore Fire, Viewpoint, Be Social, Socialyte, B/HI and Special Projects’ skills and experience to related business sectors and our intention to expand our involvement in those areas;
•	our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;
•	our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;
•	our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern;
•	our history of net losses and our ability to generate a profit;
•	our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;
•	the volatility of the price of our common stock and the possibility that stockholders could incur substantial losses;
•	our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;
•	our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;
•	any failure to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

ii

•	loss of a significant number of entertainment publicity and marketing clients and the ability of our clients to terminate or alter our business relationship on short notice;
•	the ability of key clients to increase their marketing budgets as anticipated;
•	our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;
•	uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;
•	lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products PR sectors;
•	economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
•	economic factors that adversely impact the food and hospitality industries;
•	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
•	our ability to attract and/or retain the highly specialized services of the 42West, The Door, Viewpoint, Shore Fire, Be Social, The Digital Dept., B/HI and Special Project executives and employees and our CEO;
•	availability of financing from investors under favorable terms;
•	potential dilution of our stockholder interests resulting from our issuance of equity securities;
•	our Series C Convertible Preferred shareholder’s significant voting power limiting the ability of our common shareholders to influence our business;
•	our ability to adequately address material weaknesses in internal control over financial reporting; and
•	uncertainties regarding the outcome of pending litigation.

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

iii

PART I

Unless the context otherwise requires, all references to “we”, “us”, “our”, “Dolphin” and the “Company” refer to Dolphin Entertainment, Inc., a Florida corporation, and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and production company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation, Inc. (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”), B/HI Communications, Inc. (“B/HI”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Special Projects Media, LLC (“Special Projects”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries. 42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. (B/HI is considered a division of 42West throughout the rest of our discussion.) Viewpoint adds full-service creative branding and production capabilities to our marketing group. Be Social and Socialyte, collectively rebranded as The Digital Dept., provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, Shore Fire, The Door, Viewpoint, The Digital Dept. and Special Projects and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media and influencer marketing, celebrity booking, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and a department within Dolphin, which develop, produce and distribute feature films, television and digital content.

With respect to our entertainment publicity and marketing segment, we have endeavored to create an “earned media marketing super group,” combining marketing, public relations, influencer marketing, celebrity sponsorships and talent booking, experiential marketing, branding, and digital production, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries. By way of example, our initial public relations companies (42West, Shore Fire, and The Door) have identified the capability to run influencer marketing campaigns for clients as a “must have” in today’s environment, which requires the ability to drive social media awareness and engagement. Thus, we believe that The Digital Dept. will be able to provide a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space and will continue to fuel topline revenue growth as the average revenue per client increases with the cross-selling of influencer marketing services. Furthermore, influencer marketing campaigns are also considered essential to the earned media campaigns of so many consumer products in today’s online marketplace, creating large cross-selling opportunities between our PR agencies and The Digital Dept.’s expertise and services.

We believe that our expanding portfolio of earned media marketing companies will continue to attract future acquisitions. We believe that our “marketing super group” is unique in the industry, as a collection of best-in-class earned media service providers across a variety of entertainment and lifestyle verticals. We further believe that with each new acquisition in this space, our portfolio will increase its breadth and depth of services and, therefore, be able to offer an even more compelling opportunity for other industry leaders to join and enjoy the benefits of cross-selling to a wide variety of existing and potential clients. Thus, we believe we can continue to grow both revenues and profits through future acquisitions into our entertainment publicity and marketing segment.

Finally, we believe our ability to engage a broad consumer base through our best-in-class pop culture assets provides us an opportunity to make investments in products or companies which would benefit from our collective marketing power. We call these investments “Ventures,” or “Dolphin 2.0” (with “Dolphin 1.0” being the underlying businesses of each of our subsidiaries).

Simply put, we seek to own some of the assets we are marketing. Specifically, we want to own assets where our experience, industry relationships and marketing power will most influence the likelihood of success. This leads us to seek investments in the following categories of assets: 1) Content; 2) Live Events; and 3) Consumer Products.

By way of example, our first content investment was made in June 2022, when we entered into a multi-year deal with IMAX to jointly finance the development and production of a slate of feature-length documentaries for the global market. The first project under this deal is for “The Blue Angels,” co-produced by legendary Hollywood filmmaker J.J. Abrams and his Bad Robot Productions. “The Blue Angels” follows the newest class of the storied Navy and Marine Corps flight squadron through intense training and into their first season of heart-stopping aerial artistry, while also sharing the emotional stories of the veterans on the team who, this year, will take their final flights. It will mark the first time the iconic blue and yellow F/A-18 Super Hornets will be featured in IMAX. The film is expected to be released in IMAX theaters in May of 2024.

 Growth Opportunities and Strategies

For Dolphin 1.0, we are focused on driving growth through the following efforts:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the last five years represents tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisitions of The Digital Dept. and Viewpoint, 42West has the ability to both structure influencer marketing campaigns and to create promotional and marketing content for clients, which are critical services for entertainment content marketers in today’s digital world.

Through our acquisition of B/HI in January 2021 (considered a division of 42West), 42West has entered into the “sister” entertainment verticals of video gaming and e-sports. We believe these industries represent a tremendous growth opportunity for 42West.

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

Expand and grow Shore Fire Media to serve more clients in more genres of music and in more markets. For over 30 years, Shore Fire has been a leader in providing public relations and marketing services to a broad array of songwriters, recording artists, publishers and others within the music industry, primarily from its headquarters in Brooklyn. We plan to significantly expand Shore Fire’s presence in other major music markets, including Los Angeles, Nashville and Miami, which we believe will provide greater access to potential clients across a wide array of popular musical genres, including pop, country and Latin.

Expand and grow The Door through the expansion of its Consumer Products PR business. The Door’s market-leading position in both the food and hospitality verticals, with many clients that have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful expansion across the high-margin consumer products PR business with potential clients both inside and outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products PR accounts at The Door. Such accounts often generate higher monthly fees and longer-term engagements than any other of our customer verticals.

Expand The Digital Dept.’s Talent Roster + Platform Presence. The Digital Dept. has a well-known influencer talent management roster, representing over 200 individual talent that tend to specialize in the beauty, fashion and wellness industries, and that tend to use Instagram as their primary user engagement platform. We plan to strategically scale into new verticals with significant potential, including the highly lucrative skin care/cosmetics/beauty vertical, which has a long history of branding and co-marketing partnerships with the entertainment industry. Additionally, broadening our talent pool across platforms like TikTok and YouTube will allow us to offer brand partners premium access to the coveted Young Adult segment. These are sizable addressable markets that add another dimension to our growth strategy. We believe they present promising avenues for further diversification and expansion.

Diversify The Digital Dept.’s Brand Client Bases. The Digital Dept. has a division dedicated to working with brands to create the strategy and subsequently execute influencer marketing campaigns, with a specialization in the beauty, fashion and wellness industries. Through 42West, The Door and Shore Fire, The Digital Dept. can offer their services to several new verticals, including motion picture and television content, podcasts, musical artists and labels, restaurant groups, hotels and resorts, the travel industry, the gaming and e-sports industry, and the marketers of broader consumer products. The ability for The Digital Dept. to reach clients of 42West, The Door and Shore Fire provides The Digital Dept. with the opportunity to diversify its client base, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

Expand The Digital Dept.’s Influencer Event Business to New Markets. The Digital Dept. has a division dedicated to producing influencer “showrooms,” wherein The Digital Dept. rents a venue and hosts up to 200 influencers over 2 days to sample a wide variety of beauty, fashion and wellness products. Since 2021, The Digital Dept. has hosted multiple such showrooms per year, all in Los Angeles. We plan to add additional showrooms in New York City and Miami, to further expand this successful format.

Leverage Special Projects’ Industry Reputation and Position to Expand Clientele. Special Projects already books celebrity talent to marquee events across the entertainment, media, fashion, consumer product and tech verticals. 42West, Shore Fire and The Door all have multiple clients that regularly seek to book celebrities for commercial endorsement or seek to host events with celebrity attendance to garner out-sized media coverage. The ability for Special Projects to reach clients of 42West, The Door and Shore Fire provides Special Projects with the opportunity to expand its clientele, while allowing 42West, The Door and Shore Fire to increase their service offerings to existing and future clients, potentially driving increased revenues.

Opportunistically grow through complementary acquisitions. We plan to selectively pursue acquisitions to further enhance our competitive advantages, scale our revenues, and increase our profitability. Our acquisition strategy is based on identifying and acquiring companies that complement our existing entertainment publicity services businesses. We believe that complementary businesses, such as PR firms in other entertainment verticals, can create synergistic opportunities that may increase profits and operating cash flow.

For Ventures, or Dolphin 2.0, we are focused on driving growth through the following efforts:

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

Develop Live Events. With the acquisition of Special Projects, Dolphin now has the expertise in house to develop and produce live events. 42West, Shore Fire, The Door and The Digital Dept. all have market-leading expertise in promoting live events, through public relations and influencer marketing respectively, from movie and television premieres, award shows, music festivals, food festivals, and many more. We believe we can conceive and execute our own live events, whether B2C or B2B, that leverage our ability to book celebrity talent, as well as run best-in-class earned media marketing campaigns to attract sponsors and attendance.

Develop Consumer Products. We believe there are many consumer product categories that have strong historical influence from either celebrities, influencers or the entertainment industry in general, including liquor, cosmetics, skin care, fashion, supplements, and wellness products, to name just a few. Across our PR firms and The Digital Dept., we represent both brands in these verticals, as well as many individual celebrities and influencers, with proprietary consumer products in these verticals. We believe we can conceive and partner with leading producers and distributors across several consumer product verticals to launch a wide variety of products that leverage our ability to access celebrity and influencer talent, as well as run best-in-class earned media marketing campaigns to launch brand awareness, maintain brand prominence, and enhance sales and distribution efforts.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing, video game and eSports marketing, entertainment consumer product marketing, and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and in March 2022, 42West was ranked #2 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment PR firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

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

 Entertainment Consumer Product Marketing

We provide marketing direction, public relations counsel and media strategy for leading toy companies, consumer product companies and divisions of major entertainment studios, and entertainment memorabilia companies. Our capabilities include product launch and feature releases, media strategy, and industry conference execution.

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

Shore Fire

Through Shore Fire, we represent musical artists and culture makers at the top of their fields. Shore Fire’s dedicated teams in New York, Los Angeles, and Nashville wield extensive, varied expertise to strategically amplify narratives and shape reputations for career-advancing effect. We believe Shore Fire is the largest public relations agency in the music business, representing top recording artists in multiple genres, songwriters, music producers, record labels, music industry businesses, venues, trade organizations, authors, social media personalities and cultural institutions.

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

The Digital Dept.

Through The Digital Dept. we offer management for individual influencers, brand marketing services (both paid and organic influencer marketing campaigns) and influencer event development and production services, with teams in New York, Los Angeles, Miami and Nashville. The Digital Dept. has a talent management roster of more than 200 market-leading influencers, representing some of the most sought-after creators, from digital-only to celebrity-level talent. The Digital Dept.’s brands division represents some of the world's most iconic brands, providing a full suite of services for paid influencer campaigns, from strategy and casting, through execution and delivery, with in-depth analytics and reporting. And, The Digital Dept.’s events division produces both proprietary showrooms to connect brands and influencers, as well as custom events for specific brands, at locations across Los Angeles, New York and Miami.

Special Projects

Special Projects is a creative content, and special events agency that elevates media, fashion, and lifestyle brands through the unique use of celebrities and storytelling. Trusted by both companies and public figures, Special Projects creates opportunities that garner press, build engagement, drive sales, and uniquely position our partners within the zeitgeist. Its core services include talent strategy and partnerships, event activation and guest list curation, and brand amplification through celebrities, influencers, and culture-defining personalities. Its keen trend-spotting and cultural forecasting abilities allow us to keep our finger on the pulse of pop culture and highlight new talents before they hit the mainstream.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget which was estimated at approximately $4 million. On November 7, 2023, the Company agreed to pay and paid an additional $250,000, which represented 50% of the estimated additional production costs to complete the documentary. As of December 31, 2023, we had paid $2,250,000 in connection with this agreement.

The Blue Angels is expected to be released in May of 2024.

Competition

The businesses in which we engage are highly competitive. Through 42West, Shore Fire and The Door, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through Viewpoint and The Digital Dept., we compete against other creative branding and influencer marketing agencies as well as in-house teams at many of our clients. Through Special Projects, we compete with other celebrity booking or live event production companies. Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•	Market Reputations of 42West, Shore Fire and The Door — 42West, Shore Fire and The Door consistently rank among the most prestigious and powerful public relations firms in the United States (each ranking in the Top 50 Most Powerful PR Firms in various recent years, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”

•	An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 25-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, and Shore Fire’s President Marilyn Laverty are all longtime PR practitioners, with decades of experience, and are widely recognized as among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies. Furthermore, The Digital Dept. Co-CEOs Ali Grant and Sarah Boyd, are widely respected influencer marketing experts who have built their reputations from the very beginning of the industry 10-15 years ago. Lastly, Nicole Vecchiarelli and Andrea Oliveri, Co-CEOs of Special Projects, are considered best-in-class in celebrity curation and booking;

•	Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise, experiential marketing, and creative branding opportunities for our 42West, The Door and Shore Fire clients, primarily through the services of The Digital Dept., Special Projects and Viewpoint, will allow us to expand and grow our relationships with existing clients and also attract new ones; and,

•	Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality, gaming and e-sports industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

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

As of March 6, 2023, we had 245 full-time employees, all of which are located within the United States.

Diversity and Inclusion

Dolphin and our subsidiaries are committed to diversity and inclusion, and our culture reinforces these values on a day-to-day basis, beginning with our leadership team. Our leadership team, which includes our Chief Executive Officer, Chief Financial and Operating Officer, Vice-President of Human Resources and the leaders of our subsidiaries, is composed of 75% women and minorities. Likewise, the Board of Directors is composed of 57% women and minorities.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407. We also have offices located at:

•	600 3rd Avenue, 23rd Floor, New York, New York 10016,

•	1840 Century Park East, Suite 200, Los Angeles, California 90067; and

•	12 Court Street, Suite 1800, Brooklyn, New York 11201

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

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2023 and 2022, respectively, our net loss was $24,396,725 and $4,780,135. Our accumulated deficit was $133,611,204 and $109,214,479 at December 31, 2023 and 2022, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, Viewpoint, The Digital Dept. and Special Projects and the success of our Dolphin 2.0 initiatives, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

The table below sets forth our total principal amount of debt as of December 31, 2023 and 2022.

	December 31,
	2023	2022
Related party debt (noncurrent)	$1,107,873	$1,107,873
Notes payable (current and noncurrent)	$3,880,000	$1,368,960
Convertible notes payable (current and noncurrent)	$5,100,000	$5,050,000
Convertible note payable – fair value option	$355,000	$343,556
Term loan (current and noncurrent)	$5,482,614	$2,867,592
Line of credit	$400,000	$—
Non-convertible promissory note – Socialyte (current)	$3,000,000	$3,000,000

Our indebtedness could have important negative consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired, or such financing may not be available on favorable terms or at all;

•	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

•	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

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

Our stock price has recently been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements of state-of-the-art means of content production and entertainment publicity and marketing, or those of companies that are perceived to be similar to us;

•	announcements related to any delays in production or rollout of entertainment content;

•	our ability to meet or exceed the rapidly-changing expectations of our clients;

•	news that audience acceptance of and interest in our digital media productions, and therefore the commercial success of our content production business, is lower or higher than we expected;

•	our ability to adapt to rapid change in technology, forms of delivery, storage, and consumer preferences related to digital content;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	trading volume of our common stock;

•	developments concerning our collaborations or partners;

•	the impact of any local or global pandemic and its effect on us;
•	the perception of the entertainment publicity and marketing or digital content production by the public, legislatures, regulators and the investment community;

•	developments or disputes concerning intellectual property rights;

•	significant lawsuits, including patent or shareholder litigation;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	sales of our common stock by us or our shareholders;

•	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and

•	general economic, industry and market conditions.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2023 and 2022, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We had negative working capital of $6.7 million as of December 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate we will need additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. To the extent we acquire additional businesses, we will also require additional funding in the future to support our operations.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and other key employees of 42West, The Door, Viewpoint, Shore Fire, The Digital Dept. and Special Projects and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door, Viewpoint, Shore Fire, The Digital Dept. and Special Projects, our marketing subsidiaries, substantially depends on our ability to retain the services of their former owners and certain key employees. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of our marketing subsidiaries, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain such key employees. If our marketing subsidiaries fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

Our marketing subsidiaries’ talent rosters currently include some of the best known and most highly respected members of the entertainment, hospitality, and musical communities. These include major studios and networks, corporations, well-known consumer brands, celebrity chefs, leading restaurant and hotel brands, recording artists and social media influencers. These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave our Company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with our Company. The success of our marketing subsidiaries, therefore, depends on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave our Company. If we are unable to retain the current marketing subsidiaries’ current clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

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

The success of our entertainment publicity and marketing business depends on its ability to consistently and effectively deliver marketing and public relations services to our clients.

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

An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn reduce the demand for our talent and entertainment marketing services. An extensive work stoppage would affect feature film production as well as television and commercial production and could have a material adverse effect on our clients and the motion picture production industry in general. Contracts between entertainment industry unions and the Alliance of Motion Picture and Television Producers, which we refer to as AMPTP, expire from time to time. The failure to finalize and ratify a new agreement with the AMPTP or the failure to enter into new commercial contracts upon expiration of the current contracts could lead to a strike or other job action. Any such severe or prolonged work stoppage could have an adverse effect on the television and/or motion picture production industries and could severely impair our clients’ prospects. Any resulting decrease in demand for our talent and entertainment marketing and other public relations services would have a material adverse effect on our cash flows and results of operations. For example, the Writers Guild of America (“WGA”) went on strike between May 2 and September 27, 2023 and the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) went on strike between July 14 and November 9, 2023. The combination of both WGA and SAG-AFTRA being on strike and the duration of each of the strikes adversely affected the revenues of 42West during the year ended December 31, 2023.

Clients may terminate or reduce their relationships with us on short notice.

As is customary in the industry, our marketing subsidiaries’ agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the marketing subsidiaries’ clients were to reduce the volume of business, they conduct with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations. Viewpoint’s revenue is derived on a project-by-project basis. Clients may decide to use other creative branding and production companies for their projects which would have an adverse effect upon our business and results of operations.

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

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, could result in an increase in client financial difficulties that affect us. The direct impact on us may include reduced revenues, write-offs of accounts receivable and expenditures billable to clients, and may negatively impact our operating cash flow.

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

From January 1, 2022 to December 31, 2023, the number of shares of our common stock issued and outstanding has increased from 8,020,381 to 18,219,531 shares. During this period, we issued approximately (i) 5.1 million aggregate shares of our common stock as consideration or earnout consideration for acquisitions; (ii) 2.8 million to Lincoln Park Capital Fund LLC related to our purchase agreement with them; (iii) 1.4 million shares through an offering pursuant to a Registration Statement on Form S-3; (iv) 0.6 million to certain holders of convertible notes that exercised their right to convert all or a portion of their convertible notes; and (v) 0.2 million as stock compensation to certain employees. As of December 31, 2023, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $5.1 million, which are convertible using a 90-day trading average stock price. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. As of December 31, 2023, Series C Preferred Stock is convertible into 4,738,940 shares of our common stock. A stock restriction agreement entered into with Mr. O’Dowd in 2020 prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the Board vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

On September 27, 2022, the Company’s shareholders approved an amendment to the terms of the Series C Convertible Preferred Stock included in our Articles of Incorporation to increase the number of votes per share of common stock the Series C is convertible into from three votes per share to five votes per share.

As of December 31, 2023, the Series C Preferred Stock is entitled to 23,694,699 votes which is approximately 57% of our voting securities. The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common shareholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights.

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

On August 10, 2022, the Company entered into a purchase agreement (the “LP 2022 Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25 million of our common stock. Concurrently with the execution of the LP 2022 Purchase Agreement, we issued 57,313 shares of common stock to Lincoln Park as a commitment fee.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

The Company is not aware of any cybersecurity threats or incidents to date that have materially affected its strategy, results of operations, or financial condition. However, the scope and impact of any future cybersecurity incident cannot be predicted with certainty. More information on how material cybersecurity attacks may impact the Company’s business is provided in “Item 1A. Risk Factors”.

Risk management and strategy

We maintain comprehensive policies and procedures designed to prevent and mitigate the risks posed by cybersecurity threats and incidents and to identify, analyze, address, mitigate and remediate those incidents that do occur.

The Company has established clear lines of communication with key stakeholders, including executives, IT teams, employees, and customers, to ensure transparency and an effective response to cybersecurity incidents.

The Director of Information Technology is tasked with, among other things, assessing, identifying and managing material cybersecurity risks and overseeing the implementation of the Company’s cybersecurity strategy. Furthermore, the Director of Information Technology provides cybersecurity awareness training to the Company’s employees and regularly communicates updates on best cybersecurity practices and improvements in the cybersecurity program.

The Company may use third-party programs and software and engage assessors, consultants, cybersecurity auditors, or other third parties to review, test, and advise on improvements to the Company’s cybersecurity infrastructure.

Governance

Role of the Board of Directors

The Audit Committee oversees the Company’s risk management and assessment, including its mitigation strategies, and updates the entire Board on the Company’s risk profile and exposures on an as needed basis. With respect to cybersecurity, the Company’s Director of Information Technology updates the Audit Committee on at least an annual basis on matters such as external cybersecurity threats and attack trends, updates to threat monitoring processes, the composition of the Company’s information security team, cybersecurity awareness training and testing, cybersecurity strategy, and cybersecurity metrics, and assesses the progress of cybersecurity programs, and the potential scope and impact of cybersecurity risks and incidents on the Company’s operations and financial condition. The Audit Committee may also meet with management on an ad hoc basis to discuss and review any material cybersecurity incidents or threats.

Role of Management

Senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks and the creation of appropriate risk management programs and policies to address such risks. Our Director of Information Technology has primary responsibility for managing our cybersecurity program and efforts.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our headquarters and content production business, we lease 3,024 square feet of office space in Coral Gables, Florida. For our entertainment publicity and marketing business, we lease one office space in each of Manhattan, New York, Brooklyn, New York and Los Angeles, California.

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

As of March 25, 2024, there were approximately 305 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

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

Overview

We are a leading independent entertainment marketing and production company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

Through our subsidiaries 42West, Shore Fire and The Door, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to our marketing group. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as public relations companies in new and distinct entertainment verticals, can create synergistic opportunities and bolster profits and cash flow. We have identified potential acquisition targets and are in various stages of discussion with such targets. We completed the Special Projects acquisition during 2023 (discussed below), and intend to complete at least one acquisition during 2024, but there is no assurance that we will be successful in doing so, whether in 2024 or at all.

We have also established an investment strategy, “Ventures” or “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within these Ventures. We intend to enter into additional investments during 2024, but there is no assurance that we will be successful in doing so, whether in 2024 or at all.

Special Projects Acquisition

On October 2, 2023, (the “Special Projects Closing Date”), the Company acquired all of the issued and outstanding membership interests of Special Projects Media LLC, a New York limited liability company (“Special Projects”), pursuant to a membership interest purchase agreement (the “Special Projects Purchase Agreement”) between the Company and Andrea Oliveri, Nicole Vecchiarelli, Foxglove Corp and Alexandra Alonso (“Sellers”). Special Projects is a celebrity and influencer talent booking and events agency that elevates media, fashion, and lifestyle brands. Special Projects has headquarters in New York and Los Angeles.

The consideration paid by the Company in connection with the acquisition of Special Projects is approximately $10.0 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5.0 million cash and issued the Sellers 2.5 million shares of the Company’s common stock. The Company partially financed the cash portion of the consideration with the Refinancing Transaction described in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

For more information on the Special Projects Acquisition, refer to Note 4 to our consolidated financial statements.

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

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, Viewpoint, The Digital Dept. and Special Projects, and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, influencer marketing, celebrity booking and live event production, creative branding, and the production of promotional video content. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

Entertainment Publicity and Marketing (“EPM”)

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and by actively soliciting new business. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers or celebrities, (viii) curating and booking celebrities for live events; and (ix) content production of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

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
•

Celebrity Booking and Live Event Programming – We arrange for brands and events to book celebrity and influencer talent. Our services include the creation of the strategy to elevate the brand or event through celebrity and/or influencer inclusion, to the booking of celebrities and influencers for commercial endorsements or appearances, to the curation of event lists and securing attendance, to the coordination and production of live events. We believe the expansion of brands seeking celebrity and/or influencer endorsements, as well as celebrity and/or influencers to attend brand-sponsored live events, will drive growth and revenue for the next several years.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget which was estimated at approximately $4 million. On November 7, 2023, we agreed to pay and paid an additional $250,000, which represented 50% of the estimated additional production costs to complete the documentary. As of December 31, 2023, we had paid $2,250,000 in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. We estimate that we will derive approximately $3.75 million from this agreement. On February 22, 2024, the Company received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement.

Revenues

For the years ended December 31, 2023 and 2022, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment includes revenues from Special Projects from the Special Projects Closing Date through December 31, 2023.

For the years ended December 31, 2023 and 2022, our content production segment derived revenues from the domestic distribution of Believe, a feature film that was released in 2013. In addition, during the year ended December 31, 2022, the content production segment recognized revenue from the minting and sale of an NFT collection titled Creature Chronicles: Exiled Aliens. We expect to generate income from our content production segment during 2024 with the release of “The Blue Angels” documentary motion picture, discussed in the “Project Development and Related Services” above.

The table below sets forth the percentage of total revenue derived from our segments for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Revenues:
Entertainment publicity and marketing	99.9%	98.9%
Content production	0.1%	1.1%
Total revenue	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Included within direct costs are immaterial impairments for any of our content production projects.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Acquisition costs – includes legal, consulting and audit fees related to our acquisitions.

(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Impairment of goodwill – includes an impairment charge as a result of triggering events identified during the second quarter of 2023.

(7)	Impairment of intangible assets – includes an impairment charge as a result of a rebranding of two of our subsidiaries during the third quarter of 2023.

(8)	Write-off of notes receivable – includes the write-off of the notes receivable from Midnight Theatre. Refer to Note 8 to the consolidated financial statement for additional information.

(9)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations.

(10)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the years ended December 31, 2023 and 2022, other income and expenses consisted primarily of: (1) changes in the fair values of convertible notes and warrants; (2) interest income; and (3) interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2023 as compared to year ended December 31, 2022

Revenues

For the years ended December 31, 2023 and 2022, our revenues were as follows:

	December 31,
	2023	2022
Revenues:
Entertainment publicity and marketing	$43,067,557	$40,058,880
Content production	55,518	446,678
Total revenue	$43,123,075	$40,505,558

Revenues from entertainment publicity and marketing increased by approximately $3.0 million, or 8.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily driven by $4.7 million additional revenues from a full year of Socialyte in 2023, $1.0 million of revenues from Special Projects, which was acquired in October 2, 2023, offset by a $2.5 million decrease in revenue from our existing subsidiaries.

For the years ended December 31, 2023 and 2022, the content production segment derived $55,518 and $18,078 of revenues from the domestic distribution of Believe, a feature film released in December 2013. For the year ended December 31, 2022, the majority of the content production segment revenue was derived from the sale of our NFT collection, which did not reoccur in 2023. We expect to generate income in our content production segment in the summer of 2024 with the release of the Blue Angels documentary film.

Expenses

For the years ended December 31, 2023 and 2022, our operating expenses were as follows:

	December 31,
	2023	2022
Expenses:
Direct costs	$946,962	$3,566,336
Payroll and benefits	35,030,257	28,947,730
Selling, general and administrative	8,434,549	6,572,020
Acquisition costs	116,151	480,939
Impairment of goodwill	9,484,215	906,337
Impairment of intangible assets	341,417	—
Write-off of notes receivable	4,108,080	—
Change in fair value of contingent consideration	33,226	(47,285)
Depreciation and amortization	2,253,619	1,751,211
Legal and professional	2,485,096	2,903,412
Total expenses	$63,233,572	$45,080,700

Direct costs are mainly attributable to the EPM segment and decreased by approximately $2.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in direct costs is mainly driven by $0.9 million in direct costs related to NFT production and marketing costs for the year ended December 31, 2022, that were not present in the same period in 2023, as well as a $1.5 million decrease in direct costs primarily attributable to a decrease in Viewpoint’s revenue as compared to the year ended December 31, 2022.

Payroll and benefits expenses increased by approximately $6.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily related to an increase of $4.1 million for a full year of Socialyte payroll in 2023 compared to only 1.5 months in 2022, $0.5 million of Special Projects payroll for the period between October 2, 2023 and December 31, 2023, and an increase of $1.7 million payroll due to additional headcount and salary increases to our employees in 2023, offset by $0.2 million of stock compensation issued to our employees in 2022.

Selling, general and administrative expenses increased by approximately $1.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

The increase is primarily related to:

•	$0.3 million increases in travel, meals and entertainment expense;

•	$0.7 million of additional office expenses;

•	$0.5 million increase in bad debt expense; and

•	$0.7 million of selling, general and administrative expenses for Socialyte and Special Projects.

 These increases were partially offset by:

•	$0.1 million impairment of an ROU asset in 2022; and
•	$0.1 million of rent expense due to an office lease that expired.

Acquisition costs for the year ended December 31, 2023 were $0.1 million, related to our acquisition of Special Projects on October 2, 2023. Acquisition costs for the year ended December 31, 2022 were $0.5 million, primarily related to our acquisition of Socialyte on November 14, 2022.

Depreciation and amortization increased $0.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 related primarily to the amortization of Socialyte and Special Projects intangible assets in 2023.

Impairment of goodwill was $9.5 million for the year ended December 31, 2023 compared to $0.9 million for the year ended December 31, 2022.

As discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in the second quarter of 2023, we performed a quantitative assessment driven by triggering events related to declines in our market capitalization combined with the lack of positive response from the market to positive information related to future projects. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of one of our entertainment publicity and marketing segment reporting units. In addition, as part our annual goodwill impairment review, we concluded that the fair value of the same reporting unit’s goodwill was below its carrying amount and recorded an impairment charge amounting to $3.0 million.

During the fourth quarter of 2022, we bypassed the optional qualitative assessment and performed a quantitative assessment of goodwill. Based on the quantitative assessment, we determined that fair value of the reporting units was above the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $0.9 million was recorded during the year ended December 31, 2022.

Impairment of intangible assets was $0.3 million for the year ended December 31, 2023. As discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, during the year ended December 31, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company.

Write-off of notes receivables was $4.1 million for the year ended December 31, 2023. As discussed in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, during the fourth quarter of the year ended December 31, 2023, the Company determined the Midnight Theatre Notes had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of December 31, 2023 the Company wrote off all outstanding Midnight Theatre Notes and any accumulated unpaid interest receivable.

Change in fair value of the contingent consideration was a loss of $33.2 thousand for the year ended December 31, 2023, compared a $47.3 thousand gain for the year ended December 31, 2022. The main components of the change in fair value of contingent consideration were the following:

•	B/HI: this contingent consideration was settled in June 2022, therefore, no changes were recorded in the year ended December 31, 2023. The Company recorded a $76.1 thousand gain for the year ended December 31, 2022.

•	Be Social: The Company recorded losses of $33.2 thousand and $28.2 thousand for the years ended December 31, 2023 and 2022, respectively.

Legal and professional fees decreased by approximately $0.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to legal, consulting and audit fees incurred during the first quarter of 2022 related to our restatement of the unaudited condensed consolidated financial statements as of, and for the three and nine month period ended September 30, 2021 included in our Form 10-Q for that period, and our revisions of the unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2021 and as of and for the three and six month period ended June 30, 2021, included in our Forms 10-Q for March 31, 2021 and June 30, 2021, respectively, all of which was disclosed in our consolidated financial statements included in our Form 10-K filed on May 26, 2022.

Other Income and (Expenses)

	December 31,
	2023	2022
Other income and (expenses):
Change in fair value of convertible note	$(11,444)	$654,579
Change in fair value of warrants	10,000	120,000
Interest income	2,877	309,012
Interest expense	(2,085,107)	(864,814)
Total	$2,083,674	$218,777

Change in fair value of Convertible Note at Fair Value – We elected the fair value option for a convertible note issued in 2020. The fair value of the convertible note is re-measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. For the years ended December 31, 2023 and 2022, we recorded changes in the fair value of the convertible note issued in 2020 in the amount of a loss of $11.4 thousand and a gain of $0.7 million, respectively. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk.

Change in fair value of warrants – Warrants issued with the convertible note payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. During the year ended December 31, 2023 and 2022, the fair value of the warrants decreased by $10.0 thousand and $0.1 million, respectively; therefore, we recorded gains in the change in the fair value of the warrants for the year ended December 31, 2023 and 2022 for those amounts, on our consolidated statements of operations.

Interest income – Interest income decreased by $0.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the reversal of interest income in connection with the write-off of the Midnight Theatre notes receivable during 2023.

Interest expense – Interest expense increased by $1.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to increased convertible and nonconvertible notes, the BankProv term loan in connection with the purchase of Socialyte, as well as the promissory note issued in connection with the purchase of Socialyte, which were all outstanding during 2023 for a longer period as compared to the prior year. In addition, interest expense for the year ended December 31, 2023 includes the $79,286 prepayment penalty and $91,859 write-off of unamortized debt issue costs in connection with the Refinancing Transaction as defined in Notes 4 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees.

Midnight Theatre

As part of the Company’s ongoing monitoring of its equity method investments, during the fourth quarter of the year ended December 31, 2023, the Company determined their investment in Midnight Theatre was impaired and therefore recorded an impairment for the entire balance of its investment as of December 31, 2023. This determination was made resulting from a review of Midnight Theatre’s operating results and projections and the Company concluded the resulting decline in the carrying value of this investment was determined to be other than temporary in nature. The impairment amounted to $0.7 million and is recorded within equity in losses of unconsolidated affiliates in the condensed consolidated statements of operations.

Prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Midnight Theatre amounting to $0.2 million during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a loss of $0.1 million in connection with its equity method investment in Midnight Theatre.

Crafthouse Cocktails

As part of the Company’s ongoing monitoring of its equity method investments, during the year ended December 31, 2023, the Company determined their investment in Crafthouse Cocktails was deemed to be impaired and therefore recorded an impairment for the entire balance of its investment as of September 30, 2023. As a result, no equity gain or loss was recorded during the three months ended September 30, 2023 or thereafter. This determination was made after Crafthouse Cocktails was unable to secure their latest round of funding. The Company concluded the resulting decline in the carrying value of this investment was not temporary in nature. The impairment amounted to $1.2 million and is recorded within equity in losses of unconsolidated affiliates in the condensed consolidated statements of operations.

During the year ended December 31, 2023 and prior to the impairment, we recorded losses of $88.0 thousand from our equity investment in Crafthouse Cocktails, compared to losses of $0.1 million for the year ended December 31, 2022, respectively.

Income Tax Benefit

We had an income tax expense of $0.05 million for the year ended December 31, 2023, compared to an expense of $0.2 million for the year ended December 31, 2022. The income tax expense for years ended December 31, 2023 and 2022 reflect the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

As of December 31, 2023, we have approximately $54.0 million of pre-tax net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028; federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have state net operating loss carryforwards amounting to $57.8 million that begin to expire in 2029. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized and we have accordingly recorded a full valuation allowance as of both December 31, 2023 and 2022.

Net Loss

Net loss was approximately $24.4 million or $1.69 per share based on 14,413,154 weighted average shares outstanding for basic loss per share and on a fully diluted basis for the year ended December 31, 2023.

Net loss was approximately $4.8 million or $0.49 per share based on 9,799,021 weighted average shares outstanding for basic loss per share and $0.56 per share based on 9,926,926 weighted average shares outstanding on a fully diluted basis for the year ended December 31, 2022

Net loss for the years ended December 31, 2023 and 2022, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31,
	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(4,617,167)	$(4,027,228)
Net cash used in investing activities	(4,537,174)	(7,919,355)
Net cash provided by financing activities	9,517,183	10,913,806
Net decrease in cash and cash equivalents and restricted cash	362,842	(1,032,777)

Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$7,560,691	$7,197,849

Operating Activities

Net cash used in operating activities was $4.6 million for the year ended December 31, 2023, an increase of $0.6 million from cash used in operating activities of $4.0 million for the year ended December 31, 2022. The increase in net cash used in operations was primarily as a result of (i) $19.7 million of increased net loss for the period; offset by (ii) a $3.5 million increase in non-cash items such as depreciation and amortization, bad debt expense, share-based compensation and impairment of capitalized production costs; (iii) $8.9 million of impairment of goodwill and intangible asset; (iv) $4.6 million of write-off of notes receivables; and (v) a $2.1 million net change in working capital.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $4.5 million, which related primarily to:

 Outflows:

•	$4.5 million payment related to the acquisition of Special Projects, net of cash acquired; and

•	$29.0 thousand purchases of fixed assets.

Net cash used in investing activities for the year ended December 31, 2022 was $7.9 million, which related primarily to:

 Outflows:

•	$3.1 million of issuance of notes receivable;

•	$4.7 million payment related to the acquisition of Socialyte, net of cash acquired; and

•	$0.1 million purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 mainly related to:

Inflows:

•	$5.8 million proceeds from the term loan related to Bank United;

•	$3.6 million proceeds from convertible and non-convertible notes payable;

•	$2.2 million of proceeds from the Lincoln Park facility;
•	$2.0 million proceeds from the sale of common stock through an offering; and
•	$0.4 million net proceeds from the revolving credit facility.

Outflows:

•	$3.2 million of repayment of term loan;

•	$0.5 million payment of Be Social contingent consideration;
•	$0.4 million payment of interest to related party;
•	$0.2 million payments on convertible and non-convertible notes payable; and
•	$0.2 million payments of debt origination and debt extinguishment costs.

Net cash provided by financing activities for the year ended December 31, 2022 mainly related to:

Inflows:

•	$5.8 million of proceeds from the Lincoln Park equity facility;

•	$3.1 million proceeds from convertible and non-convertible notes payable and

•	$2.9 million proceeds from the BankProv term loan.

Outflows:

•	$0.3 of repayment of notes payable; and

•	$0.6 payment of B/HI contingent consideration.

Debt and Financing Arrangements

Total debt amounted to $19.3 million as of December 31, 2023 compared to $13.7 million as of December 31, 2022, an increase of $5.6 million or 40.9%. The increase related primarily to $5.5 million of term loan in connection with the refinancing transactions described below.

Our debt obligations in the next twelve months from December 31, 2023 increased from the obligations as of December 31, 2022. The current portion of the debt increased to $4.9 million from $4.3 million, mainly due to an increase in the current portion of the BKU Term Loan (defined below in “Credit and Security Agreement – Refinancing Transaction”) in the amount of $0.6 million as compared to the current portion of the BankProv Term Loan in the prior year. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2022 Lincoln Park Transaction

On August 10, 2022, the Company entered into a purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period. Pursuant to the terms of the LP 2022 Registration Rights Agreement, the issuance of shares pursuant to the LP 2022 Purchase Agreement have been registered pursuant to our effective registration statement on Form S-1, and the related prospectus dated September 15, 2022.

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

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the LP 2022 Purchase Agreement to Lincoln Park under the LP 2022 Purchase Agreement without shareholder approval. At a meeting held on September 27, 2022, our shareholders approved the issuance of up to $25 million of shares of our common stock pursuant to the LP 2022 Purchase Agreement.

 During the year ended December 31, 2023, the Company sold 1,150,000 shares of common stock at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $2.2 million. Subsequent to December 31, 2023, the Company sold 350,000 shares of common stock at prices ranging between $1.27 and $1.53 pursuant to the LP 2022 Purchase Agreement and received proceeds of $495,200.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of December 31, 2023.

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

The LP 2021 Purchase Agreement was terminated effective August 12, 2022 in connection with the LP 2022 Purchase Agreement and the Company did not sell any shares pursuant to this agreement subsequent to that date. During the year ended December 31, 2022, the Company sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15 and received proceeds of $4.4 million.

Convertible Notes Payable

During the year ended December 31, 2023, the Company issued three convertible notes payable in the aggregate amount of $1,000,000. As of December 31, 2023, the Company had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. On November 15, 2023, the Company entered into agreements with two noteholders, holding a total of five convertible promissory notes, to extend the maturity date for two additional years. For one of these noteholders (holding three convertible notes), the Company agreed to lower the minimum conversion price to $1.00 per share. For the remaining convertible notes, three may not be converted at a price less than $2.50 per share and four of the convertible notes payable may not be converted at a price less than $2.00 per share, which were their original terms.

As of December 31, 2023 and 2022, the principal balance of the convertible promissory notes was $5,100,000 and $5,050,000, respectively, of which all were recorded as noncurrent liabilities on the Company’s consolidated balance sheets under the caption “Convertible notes payable”.

The Company recorded interest expense related to these convertible notes payable of $543,472 and $275,278 during the year ended December 31, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $538,764 and $277,778 during the year ended December 30, 2023 and 2022, respectively, related to the convertible notes payable.

During the year ended December 31, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to these notes amounted to $9,500 and was paid in cash.

During the year ended December 31, 2023, the Company paid $50,000 to a noteholder as partial repayment for the convertible promissory note.

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

Convertible Note Payable at Fair Value

As of December 31, 2023, we have one convertible promissory note outstanding with an aggregate principal amounts of $0.5 million for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the consolidated statements of operations. The convertible promissory note at fair value matures on March 4, 2030 and as of December 31, 2023, we had a balance of $0.4 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

The Company recorded interest expense related to this convertible note payable at fair value of $39,452 during the years ended December 31, 2023 and 2022. In addition, the Company made cash interest payments amounting to $39,452 during the years ended December 30, 2023 and 2022 related to this convertible note payable at fair value.

Similar to the Convertible notes discussed above, our historical experience has been that these convertible notes payable at fair value are converted into shares of the Company’s common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of December 30, 2023, we have outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3.9 million which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029. For these nonconvertible promissory notes, $0.5 million was recorded as current liabilities and $3.4 million was recorded as noncurrent liabilities as of December 31, 2023.

During the year ended December 31, 2023, the Company issued two unsecured nonconvertible promissory notes in the aggregate amount of $2.6 million and received proceeds of the same amount.

Subsequent to December 31, 2023, we issued a nonconvertible promissory note to Mr. Donald Scott Mock, brother of Mr. O’Dowd for $900,000 and received proceeds of $900,000. The nonconvertible promissory note bears interest at 10% and matures on January 16, 2029.

Nonconvertible Promissory Notes – Socialyte

As discussed in Note 4 and Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023. The Socialyte purchase agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. As of December 31, 2023, the Company has a balance of $3,000,000 in current liabilities under the caption “Notes payable”, current portion in its consolidated balance sheet related to this note.

Credit and Security Agreement

In connection with the purchase of Socialyte discussed in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, Socialyte, and Social MidCo, (“MidCo”), a company wholly owned by Dolphin, entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which included a $3,000,000 secured term note (“BankProv Term Loan”) and $500,000 of a secured revolving line of credit (“Revolver”).

Term Loan

The Bank Prov Term Loan had a term of five years, with a maturity date of November 14, 2027. The Company was required to repay the Bank Prov Term Loan through 60 consecutive monthly payments of principal, based upon a straight-line amortization period of 84 months, based on the principal amount outstanding, plus interest at an annual rate of 7.37%, commencing on December 14, 2022, and continuing on the corresponding day of each month thereafter until it was paid in full. Any remaining unpaid principal balance, including accrued and unpaid interest and fees, if any, was to be due and payable in full on November 14, 2027, its maturity date.

 The Bank Prov Term Loan was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below; therefore, as of December 31, 2023, there were no amounts outstanding under the Bank Prov Term Loan.

Revolver

During the year ended December 31, 2023, the Company had drawn on $400,000 from the Revolver, which was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below. Therefore, as of December 31, 2023, there were no amounts outstanding under the Revolver. When drawn, the outstanding principal balance of the Revolver accrued interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

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

The BankUnited Credit Facility contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000. Bank United will begin the testing of financial covenants as of June 30, 2024.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, the Company incurred a prepayment penalty of $79,286 and wrote-off unamortized debt origination costs of $91,859 related to the Term Loan, which were both recognized as interest expense in the condensed consolidated statement of operations.

IMAX Agreement

As discussed in Note 25 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on June 24, 2022, we entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, as of December 31, 2022, we paid $1,500,000 pursuant to the Blue Angels Agreement, which was recorded as capitalized production costs. On April 26, 2023, we paid the remaining $500,000 pursuant to the Blue Angels Agreement. On November 7, 2023, the Company agreed to pay and paid 50% of additional production costs to complete the documentary in the amount of $250,000.

On April 25, 2023, IMAX entered into the Amazon Agreement for the distribution rights of the documentary The Blue Angels. We estimate that we will derive approximately $3.75 million from the acquisition agreement and we expect that the documentary motion picture will be released in May of 2024.

On February 22, 2024, the Company received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement.

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

We consider the fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets, acquisition-related contingent consideration and convertible debt to be the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Further details on each item are discussed below. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

Goodwill

Goodwill results from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. As of December 31, 2023, in connection with the acquisitions of our subsidiaries, we have a balance of $25.2 million of goodwill on our consolidated balance sheets which management has assigned to the entertainment publicity and marketing segment. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment is performed in the fourth quarter.

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

During the second quarter of the 2023 year, the Company’s stock price remained constant and did not respond as positively as expected to new information on the Company’s future projects and forecasts; this, in combination with recurring net losses, resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill during the second quarter of 2023. As a result of this quantitative analysis, during the second quarter of 2023, the Company recorded an impairment of goodwill amounting to $6.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2023.

In addition, as part of the Company’s annual goodwill impairment review, we performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, we recorded an impairment charge amounting to $3.0 million, which is included in the condensed consolidated statement of operations for the year ended December 31, 2023.

During the fourth quarter of 2022, we bypassed the optional qualitative assessment and performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of its reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $0.9 million was recorded during the year ended December 31, 2022.

Intangible assets

In connection with the acquisitions of our subsidiaries, the Company acquired in aggregate an estimated $22.5 million of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized using the straight-line method over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion. Events or circumstances that might require impairment testing include the loss of a significant client or clients, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

During the year ended December 31, 2023, we recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company. The impairment amount was determined to be the carrying value of both the trademark and trade name intangible assets as of September 30, 2023 (the date the rebranding was effective), which amounted to $341,417 during the year ended December 31, 2023 and is included within impairment of intangible assets in the consolidated statements of operations.

During the year ended December 31, 2023, we amortized $2.1 million that was recorded in our consolidated statement of operations related to our intangible assets.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates for acquisitions are reflected as income or expense, as appropriate. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

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

Estimation methods are used to determine the fair values of the liability and equity components of compound financial instruments and to determine the fair value of embedded derivatives included in hybrid financial instruments. Fair values of convertible debt are estimated using pricing models such as the Monte Carlo Simulation. Evaluating the reasonableness of these estimations and the assumptions and inputs used in the valuation methods requires a significant amount of judgement and is therefore subject to an inherent risk of error. See Note 13 and Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to acquisition-related fair value adjustments.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2023, due to the following material weaknesses:

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

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2023 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

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

ITEM 9B. OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10B5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
1.1	Underwriting Agreement, dated October 31, 2023	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023.
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.

2.3*	Membership Interest Purchase Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 29, 2022).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2023.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
4.4	Registration Rights Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.3	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.4	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Grant Thornton LLP	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc.

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dolphin Entertainment, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment – Socialyte Reporting Unit

As described in Notes 2 and 5 to the financial statements, management evaluates goodwill for impairment on an annual basis, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to the preparation of discounted future cash flows. We identified the goodwill impairment assessment of the Socialyte reporting unit as a critical audit matter.

The principal consideration for our determination that the goodwill impairment assessment of the Socialyte reporting unit is a critical audit matter is that changes in the assumptions related to the preparation of discounted future cash flows could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value of the Socialyte reporting unit and auditing management’s judgments regarding forecasts of revenue, earnings before interest and taxes, and the application of a discount rate involved a high degree of subjectivity due to the estimation uncertainty.

Our audit procedures related to the goodwill impairment assessment of the Socialyte reporting unit included the following, among others:

•	We evaluated management’s process for determining the fair value of the Socialyte reporting unit.
•	We evaluated the appropriateness of the valuation method utilized.
•	We evaluated the reasonableness of forecasted revenue and earnings before interest and taxes, and whether they were consistent with historical performance and third-party market data.
•	We evaluated management’s ability to accurately forecast future revenue and earnings before interest and taxes by comparing the prior year forecast to actual results in the current year.
•	We evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, Florida

March 29, 2024

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	2023	2022
ASSETS
Current
Cash and cash equivalents	$6,432,731	$6,069,889
Restricted cash	1,127,960	1,127,960
Accounts receivable:
Trade, net of allowance of $1,456,752 and $736,820, respectively	5,817,615	6,162,472
Other receivables	6,643,960	5,552,993
Notes receivable	—	4,426,700
Other current assets	701,335	523,812
Total current assets	20,723,601	23,863,826

Capitalized production costs, net	2,295,275	1,598,412
Employee receivable	796,085	604,085
Right-of-use assets	5,599,736	7,341,045
Goodwill	25,220,085	29,314,083
Intangible assets, net	11,209,664	9,884,336
Property, equipment and leasehold improvements, net	194,223	293,206
Other long-term assets	216,305	2,477,839
Total Assets	$66,254,974	$75,376,832

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of December 31, 2023 and 2022

	2023	2022
LIABILITIES
Current
Accounts payable	$6,892,349	$4,798,221
Term loan, current portion	980,651	408,905
Revolving line of credit	400,000	—
Notes payable, current portion	3,500,000	3,868,960
Contingent consideration	—	500,000
Accrued interest – related party	1,718,009	1,744,723
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,192,213	2,073,547
Deferred revenue	1,451,709	1,641,459
Other current liabilities	7,694,114	7,626,836
Total current liabilities	27,454,045	25,287,651

Noncurrent
Term loan, noncurrent portion	4,501,963	2,458,687
Notes payable, noncurrent portion	3,380,000	500,000
Convertible notes payable	5,100,000	5,050,000
Convertible notes payable at fair value	355,000	343,556
Loan from related party	1,107,873	1,107,873
Contingent consideration	—	238,821
Lease liability	4,068,642	6,012,049
Deferred tax liability	306,691	253,188
Warrant liability	5,000	15,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	46,298,129	41,285,740
Commitments and contingencies (Note 26)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2023 and 2022	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 18,219,531 and 12,340,664 shares issued and outstanding at December 31, 2023 and 2022, respectively	273,293	185,110
Additional paid in capital	153,293,756	143,119,461
Accumulated deficit	(133,611,204)	(109,214,479)
Total Stockholders’ Equity	19,956,845	34,091,092
Total Liabilities and Stockholders’ Equity	$66,254,974	$75,376,832

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

	2023	2022
Revenues	$43,123,075	$40,505,558

Expenses:
Direct costs	946,962	3,566,336
Payroll and benefits	35,030,257	28,947,730
Selling, general and administrative	8,434,549	6,572,020
Acquisition costs	116,151	480,939
Impairment of goodwill	9,484,215	906,337
Impairment of intangible assets	341,417	—
Write-off of notes receivables	4,108,080	—
Change in fair value of contingent consideration	33,226	(47,285)
Depreciation and amortization	2,253,619	1,751,211
Legal and professional	2,485,096	2,903,412
Total expenses	63,233,572	45,080,700

Loss from operations	(20,110,497)	(4,575,142)

Other (expenses) income:
Change in fair value of convertible notes	(11,444)	654,579
Change in fair value of warrants	10,000	120,000
Interest income	2,877	309,012
Interest expense	(2,085,107)	(864,814)
Total other income (expense), net	(2,083,674)	218,777

Loss before income taxes and equity in losses of unconsolidated affiliates	$(22,194,171)	$(4,356,365)

Income tax expense	(53,504)	(176,981)

Net loss before equity in losses of unconsolidated affiliates	(22,247,675)	(4,533,346)

Equity in losses of unconsolidated affiliates	(2,149,050)	(246,789)

Net loss	$(24,396,725)	$(4,780,135)

Loss per share:
Basic	$(1.69)	$(0.49)
Diluted	$(1.69)	$(0.56)

Weighted average number of shares used in per share calculation
Basic	14,413,154	9,799,021
Diluted	14,413,154	9,926,926

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,396,725)	$(4,780,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,253,619	1,751,211
Share-based compensation	304,961	215,528
Equity in losses of unconsolidated affiliates	2,149,050	246,789
Commitment shares issued to Lincoln Park Capital LLC	—	232,118
Bonus payment issued in shares	50,000	50,000
Write-off of note receivables and related accrued interest receivable	4,583,962	—
Impairment of intangible assets	341,417	—
Impairment of right-of-use asset	—	98,857
Impairment of capitalized production costs	74,412	87,323
Impairment of goodwill	9,484,215	906,337
Bad debt net expense	919,672	411,302
Deferred tax expense	53,504	176,981
Write-off of debt origination costs in connection with refinancing	91,859	—
Change in fair value of contingent consideration	33,226	(47,285)
Change in fair value of warrants	(10,000)	(120,000)
Change in fair value of convertible notes	11,444	(654,579)
Amortization of loan fees	17,436	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(667,173)	(539,546)
Other current assets	(166,185)	277,501
Capitalized production costs	(771,275)	(1,548,500)
Other long-term assets and employee receivable	(153,230)	(228,353)
Deferred revenue	(100,583)	(938,308)
Accounts payable	1,518,817	812,267
Accrued interest – related party	373,286	123,286
Lease liability	(55,050)	42,103
Other current liabilities	(557,826)	(621,040)
Other noncurrent liabilities	—	18,915
Net cash used in operating activities	(4,617,167)	(4,027,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(28,995)	(72,198)
Acquisition of Special Projects Media LLC, net of cash acquired	(4,508,179)	—
Acquisition of Socialyte, LLC, net of cash acquired	—	(4,739,077)
Issuance of notes receivable	—	(3,108,080)
Net cash used in investing activities	(4,537,174)	(7,919,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,000,000	2,650,000
Repayment of convertible note payable	(50,000)	—
Proceeds from non-convertible notes payable	2,630,000	500,000
Repayment of non-convertible notes payable	(118,960)	(307,684)
Proceeds from the term loan	5,800,000	2,903,305
Repayment of term loan	(3,209,880)	(35,714)
Proceeds from line of credit, net of repayments	400,000	—
Payment of contingent consideration	(506,587)	(600,000)
Payment of interest to related party	(400,000)	—
Debt extinguishment costs	(79,286)	—
Debt origination costs	(84,391)	—
Principal payments on finance leases	(28,382)	—
Proceeds from the sale of common stock through an offering	2,002,519	—
Proceeds from Lincoln Park equity line	2,162,150	5,803,899
Net cash provided by financing activities	9,517,183	10,913,806
Net increase (decrease) in cash and cash equivalents and restricted cash	362,842	(1,032,777)
Cash and cash equivalents and restricted cash, beginning of period	7,197,849	8,230,626
Cash and cash equivalents and restricted cash, end of period	$7,560,691	$7,197,849

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2023 and 2022

	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$1,760,096	$677,081
Lease liability obtained in exchange for right-of-use assets	$249,893	$3,098,102

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of shares related to conversion of notes payable	$900,000	$500,000
Issuance of shares of common stock related to the acquisitions (See Note 4)	$4,577,387	$6,236,677
Issuance of commitment shares to Lincoln Park Capital LLC	$—	$231,258
Settlement of contingent in shares of common stock	$265,460	$516,247
Receipt of Crafthouse equity in connection with marketing agreement	$—	$1,000,000
Employee bonus paid in shares of common stock	$50,000	$50,000
Employee compensation paid in shares of common stock	$354,962	$—

Reconciliation of cash and cash equivalents and restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	2023	2022
Cash and cash equivalents	$6,432,731	$6,069,889
Restricted cash	1,127,960	1,127,960
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$7,560,691	$7,197,849

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	50,000	$1,000	8,020,381	$120,306	$127,247,928	$(104,434,344)	$22,934,890
Net loss	—	—	—	—	—	(4,780,135)	(4,780,135)
Share-based compensation	—	—	—	—	215,528	—	215,528
Issuance of shares related to an employment agreement	—	—	11,521	173	49,827	—	50,000
Issuance of shares related to conversion of note payable	—	—	125,604	1,884	498,116	—	500,000
Issuance of shares to Lincoln Park Capital LLC	—	—	1,677,332	25,159	6,010,857	—	6,036,016
Issuance of common stock on vesting of restricted stock units, net of shares withheld for taxes	—	—	31,404	472	(472)	—	—
Issuance of shares to sellers of The Door Marketing Group LLC for earnout consideration	—	—	279,562	4,193	2,377,676	—	2,381,869
Issuance of shares to seller of B/HI Communication Inc for earnout consideration	—	—	163,369	2,451	513,796	—	516,247
Shares issued in relation to acquisition of Socialyte LLC	—	—	2,031,491	30,472	6,206,205	—	6,236,677
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss	—	—	—	—	—	(24,396,725)	(24,396,725)
Issuance of shares to Lincoln Park Capital LLC	—	—	1,150,000	17,250	2,144,900	—	2,162,150
Issuance of shares related to conversion of note payable	—	—	450,000	6,750	893,250	—	900,000
Issuance of shares related to an employment agreements	—	—	191,295	2,870	352,092	—	354,962
Issuance of shares related to the Be Social acquisition	—	—	145,422	2,181	263,279	—	265,460
Issuance of shares related to Special Projects Media LLC acquisition	—	—	2,500,000	37,500	4,487,500	—	4,525,000
Asset acquisition of GlowLab Collective LLC (Refer to Note 4)	—	—	—	—	52,387	—	52,387
Issuance of shares through an offering pursuant to a Registration Statement on Form S-3	—	—	1,442,150	21,632	1,980,887	—	2,002,519
Balance December 31, 2023	50,000	$1,000	18,219,531	$273,293	$153,293,756	$(133,611,204)	$19,956,845

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its acquisitions of 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint”), Be Social Public Relations, LLC (“Be Social”), The Digital Dept., LLC (“The Digital Dept.”) formerly known as Socialyte, LLC (“Socialyte”), B/HI Communications, Inc. (“B/HI”) and Special Projects LLC (“Special Projects”), the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands throughout the U.S.

42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to the marketing group. Be Social and Socialyte, that have combined and rebranded to form The Digital Dept., provide influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the with United States (“US GAAP”) and include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI, Socialyte and Special Projects. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

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

Revenue Recognition

The Company’s revenues are primarily derived from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers; (viii) planning and execution of events for clients and (ix) content productions of marketing materials on a project contract basis. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees. In addition, the Company also earns revenue from content production of feature films, primarily by usage-based royalties for domestic sales. The Company recognizes revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

To determine recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contracts; and (v) recognize revenue as or when we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that Dolphin will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then assess whether we act as an agent or a principal for each identified performance obligation. We typically do not capitalize costs to obtain a contract as these amounts would generally be recognized over a period of one year or less.

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

Principal vs. Agent

When a third party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-party suppliers, which are combined with our own services, before transferring those services to the customer. We have also determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.

When a third party is involved in the production and execution of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-party suppliers to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties. In these types of arrangements, the gross billings are recorded as other receivables in the consolidated balance sheets and the amounts remitted to third parties are recorded as “talent liability” within other current liabilities in the consolidated balance sheets.

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

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Los Angeles. As of December 31, 2023 and 2022 the Company had a balance of $1,127,960, in restricted cash.

Accounts Receivable

Trade

The Company’s trade accounts receivable relate to its entertainment publicity and marketing business, and are recorded at their net realizable value, which is net of an allowance for credit losses. The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. When preparing these estimates, management considers a number of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Other Receivables

Prior to the Company’s acquisition, Socialyte entered into a factoring agreement with Peblo LLC (“Peblo”) and agreed to sell trade receivables in exchange for a fee of 1% of the trade receivables purchased. The receivables purchased are paid within forty-eight hours of the purchase, net of the 1% fee (“First Agreement”). The initial term of the First Agreement was for a twenty-four month period through June 1, 2024. On January 13, 2023, the Company’s subsidiary entered into a new agreement with Peblo and agreed to sell the trade receivables for a fee of 0.9% and receive the funds for purchase of the trade receivables within thirteen days of the sale of the trade receivable (“Second Agreement” and together with the First Agreement, the “Factoring Agreements”). The initial term of the Second Agreement was for a period of twenty-four months and upon the purchase of the trade receivables all rights and obligations of the trade receivable transfered to Peblo and the Company was not required to repurchase any trade receivable that were not collected by Peblo. In July 2023, the agreement with Peblo was terminated.

For the year ended December 31, 2023, Socialyte sold $12,670,021 of trade receivables to Peblo and recorded approximately $107,678 for the Peblo fee under general and administrative costs in the Company’s consolidated statement of operations of the year ended December 31, 2023. For the period between November 14, 2022, the Socialyte acquisition date, and December 31, 2022, Socialyte sold $3.1 million of trade receivables to Peblo and recorded approximately $31,300 for the 1% Peblo fee under general and administrative costs in the Company’s consolidated statement of operations of the year ended December 31, 2022. As of December 31, 2022, the outstanding principal balance of receivables sold under the First Agreement amounted to $1,025,239, net of the $10,356 fee charged by Peblo and is included under the caption “Other receivables” on our consolidated balance sheets. As the agreement with Peblo was terminated in July 2023, there are no outstanding principal balance of receivables as of December 31, 2023.

Other receivables also include gross amounts to be collected from third party suppliers in transactions in which we act as an agent (refer to Revenue Recognition, “Principal vs. Agent” section), which amount to $6,643,960 and $5,552,993 as of December 31, 2023 and 2022, respectively.

Notes Receivable

The notes receivable held by the Company were convertible notes receivables from JDDC Elemental LLC (“Midnight Theatre”) (the “Midnight Theatre Notes”). The Midnight Theatre Notes were recorded at their principal face amount plus accrued interest and are convertible at the option of the Company into Class A and B Units of Midnight Theatre. The Midnight Theatre Notes each originally had maturity dates six months from their issuance date, but the maturity date for all of the Midnight Theatre Notes has been extended to September 30, 2024. The Midnight Theatre Notes allow the Company to convert the principal and accrued interest into Class A and B Units of Midnight Theatre on the maturity date.

The Company previously held convertible notes receivable from Stanton South LLC (“Crafthouse Cocktails”). These notes were converted in February 2022.

Refer to Note 8 for additional information on the Midnight Theatre Notes and the Crafthouse Cocktails notes receivable.

Employee Receivable

The Company records receivables from employees separately on its consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company made payments to Amanda Lundberg, the CEO of 42West, in the aggregate amount of $192,000 and $238,000, respectively. On March 23, 2022, the Company and Ms. Lundberg entered into a Secured Promissory Note (“Lundberg Note”) agreement that provides for additional payments in the amount of $16,000 monthly to be made to Ms. Lundberg through December 31, 2027. The Lundberg Note matures on December 31, 2027 and bears interest of 2% per annum that will accrue and be payable upon maturity. The Lundberg Note also provides for note repayment to begin on March 31, 2025 through twelve equal consecutive quarterly installments. On the same date as the Lundberg Note and as security for the balance of the Lundberg Note, Ms. Lundberg and the Company entered into a Stock Pledge Agreement whereby Ms. Lundberg pledged common stock of the Company held by her as collateral for the Lundberg Note. As of December 31, 2023 and 2022, Ms. Lundberg owes the Company $796,085 and $604,085, respectively under the Lundberg Note.

Other Current Assets and Other Long-Term Assets

Other current assets consist primarily of prepaid expenses, interest receivable, and other non-customer receivables. As of December 31, 2023 and 2022, other long-term assets consists of security deposits. For the year ended December 31, 2022, other long-term assets also included equity method investments (see Note 9).

Capitalized Production Costs

Capitalized production costs include the Company’s investment in the production costs of the Blue Angels, the first co-produced, co-financed deal under the IMAX Corporation (“IMAX”) agreement discussed further in Note 25. Capitalized production costs also include the costs of scripts for projects that have not been produced and are in various stages of development. Capitalized productions costs are initially recorded at cost that is also deemed to be its fair value and reviewed at each balance sheet date for impairment. Whenever the carrying amount is determined to be above the fair value, the capitalized production cost is impaired.

Investments and Strategic Arrangements

From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations or customer base, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects.

Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that it is the primary beneficiary of JB Believe, LLC, formed on December 4, 2012 in the State of Florida; as such it has included it in its consolidated financial statements as of and for the years ended December 31, 2023 and 2022 as a VIE. Refer to Note 17 for additional information on Variable Interest Entities.

The Company’s investments in entities for which it does not have a controlling interest and is not the primary beneficiary, but for which it has the ability to exert significant influence, are accounted for using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The equity method investments are recorded in other long-term assets in the consolidated balance sheets. Refer to Note 9 for additional information on equity method investments.

Intangible Assets

In connection with the acquisitions of the Company’s subsidiaries and other asset acquisitions, the Company acquired an estimated $22,472,387 of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The finite-lived intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

Intangible assets are initially recorded at fair value and are amortized over their respective estimated useful lives (see table below) and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If a triggering event has occurred, an impairment analysis is required. The impairment test first requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. See Note 5 for further discussion.

The range of estimated useful lives to be used to calculate amortization for finite-lived intangibles are as follows:

Intangible Asset	Amortization Method	Amortization Period (Years)
Customer relationships	Accelerated Method	3 – 13
Trademarks and trade names	Straight-line	2 – 10
Non-compete agreements	Straight-line	2 – 3

Goodwill

Goodwill results from business combinations and is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. The Company accounts for goodwill in accordance with FASB ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment is performed in the fourth quarter.

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

Property, Equipment and Leasehold Improvements

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follows:

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

Business Combinations

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Contingent Consideration

The Company records contingent consideration as a result of certain acquisitions (see Note 4). The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption “Contingent consideration” and records changes to the liability against earnings or loss under the caption “Changes in fair value of contingent consideration” in the consolidated statements of operations.

Acquisition Costs

Direct costs related to business combinations are expensed as incurred and included as Acquisition costs in the consolidated statements of operations. These costs include all internal and external costs directly related to acquisitions, consisting primarily of legal, consulting, accounting, advisory and financing fees.

Asset Acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For asset acquisitions, we allocate the purchase price of these properties on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented as General and administrative costs in our Consolidated Statements of Operations.

Convertible Debt and Convertible Preferred Stock

 When the Company issues convertible debt or convertible preferred stock, it evaluates the balance sheet classification to determine whether the instrument should be classified either as debt or equity, and whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, “Derivatives and Hedging”. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

Fair Value Option (“FVO”) Election

The Company accounts for a convertible note issued during the year ended December 31, 2020 under the fair value option election of ASC 825, “Financial Instruments” (“ASC 825”) as discussed below.

The convertible note accounted for under the FVO election is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to the above note, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statements of operations, since the change in fair value of the convertible note payable was not attributable to instrument specific credit risk.

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether it should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, “Derivatives and Hedging-Contracts in the Entity’s Own Equity” (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to the exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2023 and 2022, the Company had warrants that were classified as liabilities.

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

To account for the acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI, Socialyte and Special Projects, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its contingent consideration. See Notes 4 and 16 for further discussion and disclosures.

Right-of-Use Asset and Lease Liability

The Company accounts for leases under ASC 842, “Leases”. The Company reviews all agreements to determine if a leasing arrangement exists. The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, the Company reviews all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within “right-of-use (ROU) asset” on the Company’s consolidated balance sheet. The current and noncurrent balances related to operating leases are presented as “Lease liability,” in their respective classifications, on the Company’s consolidated balance sheet.

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

Diluted earnings (loss) per share equals net income (loss) available to shareholders of common stock divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. Diluted earnings (loss) per share reflects the potential dilution that would occur if certain potentially dilutive instruments were exercised. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), under the if-converted method. Incremental shares are also included using the treasury stock method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise. These proceeds are then assumed to be used to purchase common stock at the average market price of the Company’s common stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Potentially dilutive instruments are not included in the computation of diluted loss per share because their inclusion is anti-dilutive.

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

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2023

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

Accounting guidance not yet adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued new guidance on segment reporting (ASU 2023-08, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”). The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-08 on the Company’s consolidated financial statements and disclosures.

NOTE 3 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 22.

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

In addition, for the years ended December 31, 2023 and 2022, the Company derived $55,518 and $18,078, respectively in revenues from its motion picture Believe released in 2013.

The revenues recorded by each segment is detailed below:

	December 31,
	2023	2022
Entertainment publicity and marketing	$43,067,557	$40,058,880
Content production	55,518	446,678
Total Revenues	$43,123,075	$40,505,558

Contract Balances

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the consolidated balance sheets. There were no contract assets as of December 31, 2023 or 2022.

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

The opening and closing balances of our liability balance from contracts with customers as of December 31, 2023 and 2022 were as follows:

Contracts Liabilities
Balance as of December 31, 2022	$1,641,459
Balance as of December 31, 2023	1,451,709
Change	$(189,750)

Revenues for the years ended December 31, 2023 and 2022, include the following:

	December 31,
	2023	2022
Amounts included in the beginning of year contract liability balance	$1,518,113	$384,373

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 4 —ACQUISITIONS

Business Acquisitions

Special Projects Media LLC

On October 2, 2023, (the “Special Projects Closing Date”), the Company acquired all of the issued and outstanding membership interest of Special Projects Media LLC, a New York limited liability company (“Special Projects”), pursuant to a membership interests purchase agreement (the “Special Projects Purchase Agreement”) between the Company and Andrea Oliveri, Nicole Vecchiarelli, Foxglove Corp and Alexandra Alonso (“Special Projects Sellers”). Special Projects is a talent booking and events agency that elevates media, fashion, and lifestyle brands. Special Projects has headquarters in New York and Los Angeles.

The total consideration paid by the Company in connection with the acquisition of Special Projects is approximately $10.2 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5,000,000 million cash and issued the Sellers 2,500,000 shares of the Company’s common stock. The Company partially financed the cash portion of the consideration with the Refinancing Transaction described in Note 11. Acquisition-related costs for the acquisition of Special Projects amounted to $116,151 and are included in acquisition costs in the consolidated statement of operations. The consolidated statement of operations for the year ended December 31, 2023 includes revenues and net loss from Special Projects amounting to $961,875 and $15,037, respectively.

As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$5,000,000
Working capital adjustment	704,389
Fair value of common stock issued to the Special Projects Sellers	4,525,000
Fair value of the consideration transferred	$10,229,389

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Special Projects on the Special Projects Closing Date. Amounts in the table are estimates that may change, as described below. There were no measurement period adjustments from the Special Projects Closing Date through December 31, 2023. The measurement period of the Special Projects acquisition concludes on October 2, 2024.

October 2, 2023
Cash	$521,821
Accounts receivable	1,155,871
Other current assets	11,338
Right-of-use asset	90,803
Other assets	30,453
Intangibles	3,740,000
Total identifiable assets acquired	5,550,286

Accrued payable	(764,641)
Accrued expenses and other current liabilities	(15,000)
Lease liability	(90,803)
Deferred revenue	(30,000)
Total liabilities assumed	(900,444)
Net identifiable liabilities acquired	4,649,842
Goodwill	5,579,547
Fair value of the consideration transferred	$10,229,389

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of physical assets since the principal assets acquired are client relationships, talent and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangibles assets and goodwill. Special Projects provided an additional customer vertical in which Dolphin did not have a presence and was interested in expanding. Goodwill resulting from the acquisition of Special Projects is not deductible for tax purposes.

Intangible assets acquired in the Special Projects acquisition amounted to:

•	Customer relationships: $3,110,000. The customer relationships intangible asset was valued using the multi-period excess earnings method, which was based on the estimate of future revenues and net income attributable to the existing customers, as well as any expected increases from existing customers and potential loss of customer relationships. The historical and estimated customer retention rate utilized was 88% and the assigned useful life for this asset was 12 years representing the period we expect to benefit from the asset.

•	Trade name: $630,000. Trade name refers to the Special Projects brand, which is well recognized in the target market. The fair value for the trade name was determined using the Royalty Relief Method based on the Profit Split Method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable industry and market data. As a result of the acquisition, the Company determined it was appropriate to assign a finite useful life of 7 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.

The weighted-average useful life of the intangible assets acquired was 11.2 years.

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

The total consideration paid to the Socialyte Seller in respect to the Socialyte Purchase was $14,290,504, including a provisional working capital adjustment in the amount of $2,103,668, plus the potential to earn up to an additional $5,000,000 upon meeting certain financial targets in 2022. On the acquisition date, the Company’s assessment was that the targets were not expected to be achieved, therefore no contingent consideration was recorded for the Socialyte Purchase. On the Closing Date, the Company paid the Seller $5,053,827 cash, issued the Seller 1,346,257 shares of its common stock and issued the Seller a $3,000,000 unsecured promissory note (the “Socialyte Promissory Note”), which was to be repaid in two equal installments on June 30, 2023 and September 30, 2023. In addition, the Company issued the Seller 685,234 shares of its common stock in satisfaction of the Closing Date working capital adjustment. The Company partially financed the cash portion of the consideration with a $3,000,000 five-year secured loan from Bank Prov with MidCo and Socialyte as co-borrowers, which the Company guaranteed. The common stock that was issued as part of the consideration was not registered under the Securities Act. Acquisition-related costs for the Socialyte purchase amounted to $456,273 and are included in acquisition costs in the consolidated statement of operations.

The consolidated statement of operations includes revenues and net income from Socialyte amounting to $5,758,489 and $104,121, respectively, for the year ended December 31, 2023 and $1,078,153 and $236,031, respectively, for the year ended December 31, 2022.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Socialyte Purchase on the Closing Date and any measurement period adjustments recorded. The measurement period of the Socialyte Purchase concluded on November 14, 2023.

	November 14, 2022 (As initially reported)	Measurement Period Adjustments	December 31, 2023 (As adjusted)
Cash	$314,752	$—	$314,752
Accounts receivable	2,758,265	—	2,758,265
Accrued revenue	1,040,902	—	1,040,902
Property, equipment and leasehold improvements	30,826	—	30,826
Prepaid expenses	351,253	—	351,253
Intangibles	5,210,000	—	5,210,000
Total identifiable assets acquired	9,705,998	—	9,705,998

Accounts payable	(3,043,871)	189,330	(2,854,541)
Accrued expenses and other current liabilities	(1,397,292)	—	(1,397,292)
Deferred revenue	(1,173,394)	—	(1,173,394)
Total liabilities assumed	(5,614,557)	189,330	(5,425,227)
Net identifiable assets acquired	4,091,441	—	4,280,771
Goodwill	10,199,063	(189,330)	10,009,733
Fair value of the consideration transferred	14,290,504	—	14,290,504

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

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Special Projects and Socialyte had been acquired on January 1, 2022:

	2023	2022
Revenues	$45,531,713	$49,026,922
Net loss	$(23,920,630)	$(4,519,085)

The pro forma amounts for 2023 and 2022 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisitions to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2022, (b) to exclude $116,151 of acquisition costs that were expensed by the Company for the year ended December 31, 2023, (c) exclude interest paid to BankProv prior to refinancing transactions, (d) exclude prepayment penalty paid in refinancing transaction, (e) include interest expense on the Bank United term loan (see Note 11) in the amount of $356,509 and $441,157 for 2023 and 2022, respectively and (f) eliminate $340,610 of revenue and expenses related to work performed by Special Projects for Dolphin.

The impact of the acquisitions of Socialyte and Special Projects on the Company’s actual results for periods following the acquisitions may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisitions been completed on January 1, 2022, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

Asset Acquisitions

Glow Lab

On October 2, 2023, the Company entered into an agreement with GlowLab Collective, LLC (“GlowLab”) in which it acquired GlowLab’s influencer management client roster. As consideration, the Company agreed to issue shares of its common stock valued at $52,387, based on the 30-day trailing closing sale price for the Company’s common stock, and recorded such amount as an intangible asset. As of December 31, 2023, the shares have not been issued. There were no acquisitions costs recorded from this acquisition.

The Company assessed the acquisition under the guidance of ASC 805 and concluded it was an asset acquisition.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2023, the Company has a balance of $25,220,085 of goodwill on its consolidated balance sheet resulting from its acquisitions of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI, Socialyte and Special Projects. All goodwill has been assigned to the entertainment publicity and marketing segment.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2021	$20,021,357
Acquisitions(1)	10,199,063
Goodwill impairment(2)	(906,337)
Balance as of December 31, 2022	$29,314,083
Acquisitions(1)	5,579,547
Measurement period adjustment(3)	(189,330)
Goodwill impairment(4)	(9,484,215)
Balance as of December 31, 2023	$25,220,085

(1)	Acquisition of Socialyte in November 2022 and Special Projects in October 2023.
(2)	The Company recorded an impairment of goodwill.
(3)	The Company recorded a measurement period adjustment related to Socialyte. Refer to Note 4.
(4)	The Company recorded two impairments of goodwill during 2023. See below for further information.

During the three months ended June 30, 2023, the Company’s stock price remained constant and did not respond as positively as expected to new information on the Company’s future projects and forecasts. This, in combination with recurring net losses, has resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill as of June 30, 2023. As a result of this quantitative analysis, the Company recorded an impairment of goodwill amounting to $6,517,400, for the goodwill value of one of the reporting units in the entertainment publicity and marketing segment, which is included in the condensed consolidated statement of operations for the year ended December 31, 2023.

In addition, as part of the Company’s annual goodwill impairment review, management performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, management concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge amounting to $2,966,815 was recorded, which is included in the condensed consolidated statement of operations for the year ended December 31, 2023.

During the fourth quarter of 2022, management bypassed the optional qualitative assessment and performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, management concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge of $906,337 was recorded during the year ended December 31, 2022.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$16,512,387	$7,445,973	$9,066,414	$13,350,000	$5,842,498	$7,507,502
Trademarks and trade names	4,928,583	2,785,333	2,143,250	4,640,000	2,283,166	2,356,834
Non-compete agreements	690,000	690,000	—	690,000	670,000	20,000
	$22,130,970	$10,921,306	$11,209,664	$18,680,000	$8,795,664	$9,884,336

The following table presents the changes in intangible assets for the years ended December 31, 2023 and 2022:

Balance as of December 31, 2021	$6,142,067
Intangible assets from Socialyte acquisition	5,210,000
Amortization expense	(1,467,731)
Balance as of December 31, 2022	$9,884,336
Intangible assets from Special Projects acquisition	3,740,000
Intangible assets from GlowLab acquisition	52,387
Amortization expense	(2,125,642)
Impairment of intangible assets	(341,417)
Balance as of December 31, 2023	$11,209,664

During the year ended December 31, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company. The impairment amount was determined to be the carrying value of both the trademark and trade name intangible assets as of September 30, 2023 (the date the rebranding was effective), which amounted to $341,417 during the year ended December 31, 2023 and is included within impairment of intangible assets in the consolidated statements of operations.

Amortization expense related to intangible assets for the next five years is as follows:

2024	$2,097,197
2025	1,967,328
2026	1,849,969
2027	1,212,087
2028	906,162
Thereafter	3,176,921
Total	$11,209,664

NOTE 6 — CAPITALIZED PRODUCTION COSTS

The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method. The Company had previously amortized all existing capitalized production costs, and as such, it did not record any amortization for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company capitalized $2,295,275 and $1,548,000 of production costs, respectively, primarily related to the Blue Angels documentary film, as discussed in Note 25.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the years ended December 31, 2023 and 2022, the Company recorded impairments of $74,412 and $87,323 related to costs of projects it does not intend to produce. The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2023 or 2022. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment.

As of December 31, 2023 and 2022, the Company had total, net capitalized production costs of $2,295,275 and $1,598,412, respectively, on its consolidated balance sheets.

NOTE 7 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31,
	2023	2022
Furniture and fixtures	$1,232,798	$933,618
Computers, office equipment and software	3,075,480	2,288,986
Leasehold improvements	784,403	505,424
	5,092,681	3,728,028
Less: accumulated depreciation and amortization	(4,898,458)	(3,434,822)
Property plant and equipment net	$194,223	$293,206

The Company recorded depreciation expense of $230,626 and $283,480, respectively, for the years ended December 31, 2023 and 2022.

NOTE 8 — NOTES RECEIVABLE

Midnight Theatre

During the fourth quarter of the year ended December 31, 2023, the Company determined the Midnight Theatre Notes had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of December 31, 2023 the Company wrote off all outstanding Midnight Theatre Notes and any accumulated unpaid interest receivable. The write-off amounted to $4,108,080 million of principal and $475,882 of accumulated interest receivable; the write-off of the principal amount is recorded within write-off of notes receivable in the consolidated statements of operations and the accumulated interest was recorded as a reversal of interest income in the consolidated statements of operations to the extent of interest income for the year, with the remainder in the amount of $168,620 recorded to interest expense.

During the year ended December 31, 2023, Midnight Theatre made interest payments amounting to $127,500 related to the Midnight Theatre Notes.

Crafthouse Cocktails

On November 30, 2021 Crafthouse Cocktails issued a $500,000 unsecured convertible promissory note (the “Crafthouse Note”) to the Company with an eight percent (8%) per annum simple coupon rate and a mandatoriy redemption date of February 1, 2022. The Crafthouse Note allows the Company to convert the principal and accrued interest into common interest of Crafthouse on the mandatory conversion date. On February 1, 2022, the Crafthouse Note was converted and the Company was issued Series 2 common interests of Stanton South LLC, the parent company of Crafthouse Cocktails (see Note 9).

NOTE 9 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consists of: (1) Class A and Class B units of Midnight Theatre and (2) Series 2 common interest of Stanton South LLC.

The Company evaluated these investments under the VIE guidance and determined the Company is not the primary beneficiary of either Midnight Theatre or Crafthouse Cocktails, however it does exercise significant influence over Midnight Theatre and Crafthouse Cocktails; as a result, it accounts for these investments under the equity method of accounting.

Midnight Theatre

As part of the Company’s ongoing monitoring of its equity method investments, during the fourth quarter of the year ended December 31, 2023, the Company determined their investment in Midnight Theatre was impaired and therefore recorded an impairment for the entire balance of its investment as of December 31, 2023. This determination was made resulting from a review of Midnight Theatre’s operating results and projections and the Company concluded the resulting decline in the carrying value of this investment was determined to be other than temporary in nature. The impairment amounted to $681,694 and is recorded within equity in losses of unconsolidated affiliates in the condensed consolidated statements of operations.

Prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Midnight Theatre amounting to $209,800 during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a loss of $108,506 in connection with its equity method investment in Midnight Theatre.

As of December 31, 2022, the investment in Midnight Theatre amounted to $891,494. The Company’s balance (prior to impairment) as of both December 31, 2023 and 2022 represented an ownership percentage of approximately 13%.

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

Prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Crafthouse Cocktails amounting to $87,970 during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a loss of $138,283 in connection with its equity investment in Crafthouse Cocktails.

As of December 31, 2022, the investment in Crafthouse Cocktails amounted to $361,717.

NOTE 10 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	310,797	573,049
Accrued commissions	697,106	702,410
Accrued bonuses	971,276	469,953
Talent liability	2,983,577	3,990,984
Accumulated customer deposits	432,552	550,930
Other	1,678,806	719,510
Other current liabilities	$7,694,114	$7,626,836

NOTE 11 — DEBT

Total debt of the Company was as follows as of December 31, 2023 and 2022:

	December 31,
Debt Type	2023	2022
Convertible notes payable (see Note 12)	$5,100,000	$5,050,000
Convertible notes payable - fair value option (see Note 13)	355,000	343,556
Non-convertible promissory notes (see Note 14)	3,880,000	1,368,960
Non-convertible promissory note – Socialyte (see Note 14)	3,000,000	3,000,000
Loans from related party (see Note 15)	1,107,873	1,107,873
Revolving line of credit (see Note 11)	400,000	—
Term loan, net of debt issuance costs (see Note 11)	5,482,614	2,867,592
Total debt	19,325,487	13,737,981
Less current portion of debt	(4,880,651)	(4,277,697)
Noncurrent portion of debt	$14,444,836	$9,460,284

The table below details the maturity dates of the principal amounts for the Company’s debt as of December 31, 2023:

Debt Type	Maturity Date	2024		2025	2026	2027	2028	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—		$800,000	$1,750,000	$2,550,000	$—	$500,000
Nonconvertible promissory notes	Ranging between November 2024 and March 2029	500,000		750,000	—	—	2,215,000	415,000
Nonconvertible unsecured promissory note – Socialyte	Ranging between June and September 2023	3,000,000	(A)	—	—	—	—	—
BKU Term loan	September 2028	997,473		1,083,866	1,176,307	1,276,631	1,028,244	—
Loan from related party	December 2026	—		—	1,107,873	—	—	—
		$4,497,473		$2,633,866	$4,034,180	$3,826,631	$3,243,244	$915,000

(A)	As discussed in Notes 4 and 14 The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

Credit and Security Agreement

In connection with the Socialyte Purchase discussed in Note 4, Socialyte and MidCo entered into a Credit and Security Agreement with BankProv (“Credit Agreement”), which included a $3,000,000 secured term note (“Term Loan”) and $500,000 of a secured revolving line of credit (“Revolver”). The Credit Agreement carried an annual facility fee of $5,000 payable on the first anniversary of the Credit Agreement’s Closing Date and of $875 on each one-year anniversary thereafter.

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

Interest on the Term Loan was to be payable on a monthly basis. Interest was computed on the basis of a three hundred sixty (360) day year, for the actual number of days elapsed. Default interest was to be charged in accordance with the terms of the Term Loan. During the year ended December 31, 2023, the Company made payments of $479,745, inclusive of $158,316 of interest.

 The Term Loan was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below; therefore, as of December 31, 2023, there were no amounts outstanding under the Term Loan.

Revolver

As of December 31, 2023, the Company had drawn on $400,000 from the Revolver, which was repaid on September 29, 2023 as part of the Refinancing Transaction discussed below. Therefore, as of December 31, 2023, there were no amounts outstanding under the Revolver. When drawn, the outstanding principal balance of the Revolver accrued interest from the date of the draw of the greater of (i) 5.50% per annum, or (ii) the Prime Rate (as defined in the Revolver) plus 0.75% per annum.

Refinancing Transaction

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which the existing Credit Agreement with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”) (collectively, the “BankUnited Credit Facility”). The BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and an 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

Interest on the BKU Term Loan accrues at 8.10% fixed rate per annum. Principal and interest on the BKU Term Loan shall be payable on a monthly basis based on a 5-year amortization. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the year ended December 31, 2023, the Company made payments in the amount of $354,621, inclusive of $117,141 of interest related to the BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate and on September 29, 2023 was 8.5%. On October 2, 2023, the Company drew $400,000 on the BKU Line of Credit. During the year ended December 31, 2023, the Company recorded interest and made payments of $12,311 related to the BKU Line of Credit.

During the year ended December 31, 2023, the Company did not use the BKU Commercial.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, the Company incurred a prepayment penalty of $79,286 and wrote-off unamortized debt origination costs of $91,859 related to the Term Loan, which were both recognized as interest expense in the condensed consolidated statement of operations.

NOTE 12 — CONVERTIBLE NOTES PAYABLE

The following is a summary of the Company’s convertible notes payable as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Principal Amount	Net Carrying Amount	Principal Amount	Net Carrying Amount
Maturity Date
10% convertible notes due in October 2024 (extended to Oct 2026)	$—	$—	$800,000	$800,000
10% convertible notes due in November 2024	—	—	500,000	500,000
10% convertible notes due in December 2024 ($500,000 extended to December 2026)	—	—	900,000	900,000
10% convertible notes due in October 2026	800,000	800,000	—	—
10% convertible notes due in November 2026	300,000	300,000	300,000	300,000
10% convertible notes due in December 2026	650,000	650,000	150,000	150,000
10% convertible notes due in January 2027	800,000	800,000	—	—
10% convertible notes due in June 2027	150,000	150,000	—	—
10% convertible notes due in August 2027	2,000,000	2,000,000	2,000,000	2,000,000
10% convertible notes due in September 2027	400,000	400,000	400,000	400,000
	$5,100,000	$5,100,000	$5,050,000	$5,050,000

During the year ended December 31, 2023, the Company issued three convertible notes payable in the aggregate amount of $1,000,000. As of December 31, 2023, the Company had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. On November 15, 2023, the Company entered into agreements with two noteholders, holding a total of five convertible promissory notes, to extend the maturity date for two years from the original maturity date. For one of these noteholders (holding three convertible notes), the Company agreed to lower the minimum conversion price to $1.00 per share. For the remaining convertible notes, three may not be converted at a price less than $2.50 per share and four of the convertible notes payable may not be converted at a price less than $2.00 per share, which were their original terms.

As of December 31, 2023 and 2022, the principal balance of the convertible promissory notes of $5,100,000 and $5,050,000, respectively, of which all were recorded as noncurrent liabilities on the Company’s consolidated balance sheets under the caption “Convertible notes payable”.

The Company recorded interest expense related to these convertible notes payable of $543,472 and $275,278 during the year ended December 31, 2023 and 2022, respectively. In addition, the Company made cash interest payments amounting to $538,764 and $277,778 during the year ended December 31, 2023 and 2022, respectively, related to the convertible notes payable.

During the year ended December 31, 2023, the holder of two convertible notes converted the aggregate principal balance of $900,000 into 450,000 shares of common stock at a conversion price of $2.00 per share. At the moment of conversion, accrued interest related to these notes amounted to $9,500 and was paid in cash.

During the year ended December 31, 2023, the Company paid $50,000 to a noteholder as partial repayment for the convertible promissory note.

During the year ended December 31, 2022, the holder of one convertible promissory note issued during 2021 converted the principal balance of $500,000 into 125,604 shares of common stock at a conversion price of $3.98 per share. At the moment of conversion, accrued interest related to this note amounted to $5,278 and was paid in cash.

NOTE 13 — CONVERTIBLE NOTE PAYABLE AT FAIR VALUE

The following is a summary of the Company’s convertible note payable for which it elected the fair value option as of December 31, 2023 and 2022:

	Fair Value Outstanding as of December 31,
	2023	2022

March 4th Note	$355,000	$343,556
Total convertible notes payable at fair value(a)	$355,000	$343,556

(a)	All amounts as of December 31, 2023 and 2022 are recorded in noncurrent liabilities.

The Company recorded interest expense related to this convertible note payable at fair value of $39,472 during each of the years ended December 31, 2023 and 2022. In addition, the Company made cash interest payments amounting to $39,472 during the each of the years ended December 31, 2023 and 2022, related to this convertible note payable at fair value.

March 4th Note

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000. The Company also agreed to issue a warrant (“Series I Warrant”) to purchase up to 20,000 shares of our common stock at a purchase price of $3.91 per share. The convertible promissory note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the convertible promissory note and determined that the Series I Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the convertible promissory note and Series I Warrant as $460,000 and $40,000, respectively. The balance of the convertible promissory note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $3.91 per share of our common stock.

For the years ended December 31, 2023 and 2022, the fair value of the convertible promissory note increased by $11,444 and decreased by $654,579, respectively, which were recognized as current period other income/(expense) in the Company’s consolidated statement of operations for their respective period (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

For the years ended December 31, 2023 and 2022, the fair value of the Series I Warrant decreased by $10,000 and $120,000, respectively, which were recognized as other income in the Company’s consolidated statement of operations for their respective period under the caption “Change in fair value of warrants”.

As of both December 31, 2023 and 2022, the principal balance of the convertible promissory note was $500,000. As of December 31, 2023 and 2022, the fair value of the convertible promissory note of $355,000 and $343,556, respectively, and the fair value of the Series I Warrant of $5,000 and $15,000, respectively, were recorded on the Company’s consolidated balance sheet.

NOTE 14 — NONCONVERTIBLE PROMISSORY NOTES

Nonconvertible Promissory Notes

As of December 31, 2023 and 2022, the Company had a balance of $500,000 and $868,960, respectively, net of debt discounts recorded as current liabilities and $3,380,000 and $500,000 respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes. These nonconvertible promissory notes bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

During the year ended December 31, 2023, the Company issued two unsecured nonconvertible promissory notes in the aggregate amount of $2,630,000 and received proceeds of $2,630,000.

In June and November 2023, two unsecured nonconvertible promissory note amounting to $750,000 matured and were extended for an additional period of two years, now maturing on June 14, 2025 ($400,000) and November 4, 2025 ($350,000). In January 2022, its maturity date, a non-convertible promissory note amounting to $200,000 was repaid in cash. During the year ended December 31, 2023 and 2022, the Company made repayments on a nonconvertible promissory note with a maturity date of December 11, 2023 in the amount of $118,960 and $107,684, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense on its consolidated statements of operations amounting to of $338,843 and $97,468, respectively, and paid interest of $308,044 and $95,318, respectively related to these nonconvertible notes payable.

Subsequent to December 31, 2023, the Company issued a nonconvertible promissory note to a related party in the amount of $900,000. See Note 15 for additional information on the nonconvertible promissory note.

Nonconvertible unsecured promissory notes – Socialyte Promissory Note

As discussed in Note 4, as part of the Socialyte Purchase, the Company entered into the Socialyte Promissory Note amounting to $3,000,000. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

The Company recorded interest expense related to the Socialyte Promissory Note of $135,000 for the year ended December 31, 2023.

NOTE 15 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on December 31, 2026. As of both December 31, 2023, and 2022, the Company had a principal balance of $1,107,873 and accrued interest of $277,423 and $166,637, respectively, relating to the DE LLC Note.

For the years ended December 30, 2023 and 2022, the Company did not repay any principal balance of the New DE LLC Note. During both the years ended December 31, 2023 and 2022, the Company recorded interest expense related to the DE LLC Note of $110,787 on its consolidated statements of operations. The Company did not make cash interest payments during both the years ended December 31, 2023 and 2022, related to this loan from related party.

Subsequent to December 31, 2023, the Company issued a nonconvertible promissory note to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000 and received proceeds of $900,000. The promissory note bears interest at a rate of 10% per annum and matures on January 16, 2029.

NOTE 16 — FAIR VALUE MEASUREMENTS

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	December 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$6,432,731	$6,432,731	$6,069,889	$6,069,889
Restricted cash	1	1,127,960	1,127,960	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,100,000	$4,875,000	$5,050,000	$4,865,000
Convertible note payable at fair value	3	355,000	355,000	343,556	343,556
Warrant liability	3	5,000	5,000	15,000	15,000
Contingent consideration	3	—	—	738,821	738,821

Convertible notes payable

As of December 31, 2023, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,100,000. See Note 12 for further information on the terms of these convertible notes and the respective carrying amounts and fair values.

The following is a summary of the Company’s convertible notes payable as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Maturity Date
10% convertible notes due in October 2024	$—	$—	$800,000	$817,000
10% convertible notes due in November 2024	—	—	500,000	513,000
10% convertible notes due in December 2024	—	—	900,000	912,000
10% convertible notes due in October 2026	800,000	817,000	—	—
10% convertible notes due in November 2026	300,000	285,000	300,000	285,000
10% convertible notes due in December 2026	650,000	649,000	150,000	143,000
10% convertible notes due in January 2027	800,000	821,000	—	—
10% convertible notes due in June 2027	150,000	140,000	—	—
10% convertible notes due in August 2027	2,000,000	1,808,000	2,000,000	1,834,000
10% convertible notes due in September 2027	400,000	355,000	400,000	361,000
	$5,100,000	$4,875,000	$5,050,000	$4,865,000

The Convertible Notes are categorized within Level 3 of the fair value hierarchy. The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

	December 31,
Fair Value Assumption – Convertible Debt	2023	2022
Stock Price	$1.71	$1.81
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	80%	100%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	3.95 – 5.01%	4.02% - 4.49%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of December 31, 2023, the Company has one outstanding convertible note payable with a face value of $500,000, the March 4th Note, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying consolidated statements of operations under the caption “Change in fair value of convertible notes.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to December 31, 2023:

March 4th Note
Fair value as of December 31, 2021	$998,135
(Gain) on change of fair value reported in the consolidated statements of operations	(654,579)
Fair value as of December 31, 2022	343,556
Loss on change of fair value reported in the consolidated statements of operations	11,444
Fair value as of December 31, 2023	$355,000

The estimated fair value of the March 4th Note as of December 31, 2023 and 2022, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	December 31,
	2023	2022
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of Common Stock	$1.71	$1.81
Expected term (years)	6.16	7.18
Volatility	90%	100%
Risk free rate	4.41%	3.96%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2020 to December 31, 2023:

Fair Value:	Series I
Fair value balance reported on the consolidated balance sheet at December 31, 2020	$50,000
Loss on change of fair value reported in the consolidated statements of operations	85,000
Fair value balance reported on the consolidated balance sheet at December 31, 2021	135,000
(Gain) on change of fair value reported in the consolidated statements of operations	(120,000)
Fair value balance reported on the consolidated balance sheet at December 31, 2022	15,000
(Gain) on change of fair value reported in the consolidated statements of operations	(10,000)
Fair value balance reported on the consolidated balance sheet at December 31, 2023	$5,000

The estimated fair value of the Series I Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

	December 31,
Fair Value Assumption - Series I Warrants	2023	2022
Exercise Price per share	$3.91	$3.91
Value of Common Stock	$1.71	$1.81
Expected term (years)	1.67	2.67
Volatility	70%	100%
Dividend yield	0%	0%
Risk free rate	4.41%	4.28%

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

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2021 to December 31, 2023:

	The Door(1)	Be Social(3)	B/HI(2)
Beginning fair value balance reported on the consolidated balance sheet at December 31, 2021	$2,381,869	$710,000	$1,192,352
Loss on change of fair value reported in the consolidated statements of operations, as revised	—	(5,000)	(76,106)
Settlement of contingent consideration	(2,381,869)	—	(1,116,246)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2022	$—	$705,000	$—
Reclassified to additional paid in capital		33,821
Loss on change of fair value reported in the consolidated statements of operations, as revised	—	33,226	—
Settlement of contingent consideration	—	(772,047)	—
Ending fair value balance reported in the consolidated balance sheet at December 31, 2023	$—	$—	$—

(1)	Based on the net income for the year ended December 31, 2021, The Door achieved the conditions for the earnout consideration, which was settled on June 7, 2022 by the issuance of 279,562 shares of common stock.

(2)	During the year ended December 31, 2021, B/HI achieved the conditions for the earnout consideration, which were settled on June 14, 2022 with the issuance of 163,369 shares of common stock and payment in cash of $600,000 on June 29, 2022.
(3)	During the year ended December 31, 2023, the Company settled the contingent consideration liability related to Be Social through payment of $500,000 in cash and issuance of 145,422 shares of the common stock, with a value of $272,047 on April 25, 2023.

NOTE 17 — VARIABLE INTEREST ENTITIES

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2023 and 2022, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2023 and 2022. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC As of and for the years ended December 31,
	2023	2022
Assets	$7,354	$7,354
Liabilities	$(6,491,314)	$(6,491,314)
Revenues	$55,518	$18,078
Expenses	$—	$—

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture “Believe”. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the publicity and advertising expenses to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. The capitalized production costs related to Believe were either amortized or impaired in years prior to 2022. JB Believe LLC’s primary liability is to the Company which it owes $6,241,314, which eliminates in consolidation.

NOTE 18 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock. The Company’s Board of Directors (the “Board”) has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

Pursuant to the Second Amended and Restated Articles of Incorporation dated July 6, 2017, each share of Series C Preferred Stock (“Series C”) is convertible into one share of common stock, subject to adjustment for each issuance of common stock (but not upon issuance of common stock equivalents) that occurred, or occurs, from the date of issuance of the Series C (the “issue date”) until the fifth (5th) anniversary of the issue date (i) upon the conversion or exercise of any instrument issued on the issued date or thereafter issued (but not upon the conversion of the Series C), (ii) upon the exchange of debt for shares of common stock, or (iii) in a private placement, such that the total number of shares of common stock held by an “Eligible Class C Preferred Stock Holder” (based on the number of shares of common stock held as of the date of issuance) will be preserved at the same percentage of shares of common stock outstanding held by such Eligible Class C Preferred Stock Holder on such date. An Eligible Class C Preferred Stock Holder means any of (i) DE LLC for so long as Mr. O’Dowd continues to beneficially own at least 90% and serves on the board of directors or other governing entity, (ii) any other entity in which Mr. O’Dowd beneficially owns more than 90%, or a trust for the benefit of others, for which Mr. O’Dowd serves as trustee and (iii) Mr. O’Dowd individually. Series C will only be convertible by the Eligible Class C Preferred Stock Holder upon the Company satisfying one of the “optional conversion thresholds.” Specifically, a majority of the independent directors of the Board, in its sole discretion, must determine that the Company accomplished any of the following (i) EBITDA of more than $3.0 million in any calendar year, (ii) production of two feature films, (iii) production and distribution of at least three web series, (iv) theatrical distribution in the United States of one feature film, or (v) any combination thereof that is subsequently approved by a majority of the independent directors of the Board based on the strategic plan approved by the Board. At a meeting of the Board on November 12, 2020, a majority of the independent directors of the Board approved that the “optional conversion threshold” had been met.

At a meeting of the Board on November 12, 2020, the Board and Mr. O’Dowd agreed to restrict the conversion of the Series C until the Board approved its conversion. Therefore, on November 16, 2020, the Company and DE, LLC entered into a Stock Restriction Agreement pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

On September 27, 2022, the Company’s shareholders approved an amendment to the terms of the Series C included in our Articles of Incorporation to increase the number of votes per share of common stock the Series C is convertible into from three votes per share to five votes per share. As a result, DE LLC, as the holder of the Series C is entitled to 23,694,700 votes, which are equal to approximately 57% of the voting securities of the Company as of December 31, 2023.

As of December 31, 2023, the Series C is entitled to 23,694,699 votes which is approximately 57% of our voting securities. The holder of Series C is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights.

The Certificate of Designation also provides for a liquidation value of $0.001 per share and dividend rights of the Series C on parity with the Company’s common stock.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance 200,000,000 shares of common stock.

On October 31, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 1,400,000 shares of the Company’s common stock at a price of $1.65 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 210,000 shares of the Company’s common stock. On November 30, 2023, the Underwriter exercised this option and purchased an additional 42,150 shares. The Company received gross proceeds of approximately $2,380,000 before deducting underwriting discounts and commissions and estimated offering expenses that are payable by the Company. The Company used the net proceeds for working capital and other general corporate purposes. The Offering closed November 2, 2023.

 2022 Lincoln Park Transaction

On August 10, 2022, the Company entered into a purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of its shares of common stock from time to time over a 36-month period. Pursuant to the terms of the LP 2022 Registration Rights Agreement, the issuance of shares pursuant to the LP 2022 Purchase Agreement have been registered pursuant to our effective registration statement on Form S-1, and the related prospectus dated September 15, 2022.

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

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the LP 2022 Purchase Agreement to Lincoln Park under the LP 2022 Purchase Agreement without shareholder approval. At a meeting held on September 27, 2022, our shareholders approved the issuance of up to $25 million of shares of our common stock pursuant to the LP 2022 Purchase Agreement.

 During the year ended December 31, 2023, the Company sold 1,150,000 shares of common stock at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $2,162,150. Subsequent to December 31, 2023, the Company sold 350,000 shares of common stock at prices ranging between $1.27 and $1.53 pursuant to the LP 2022 Purchase Agreement and received proceeds of $495,200.

 During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 548,000 shares of common stock at prices ranging between $1.92 and $3.72 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,436,259.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of December 31, 2023 and 2022.

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

During the year ended December 31, 2022, excluding the additional commitment shares disclosed above, the Company sold 1,035,000 shares of common stock at prices ranging between $3.47 and $5.15, pursuant to the LP 2021 Purchase Agreement and received proceeds of $4,367,640. The LP 2021 Purchase Agreement was terminated effective August 12, 2022.

NOTE 19 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2023	2022
Numerator
Net loss	$(24,396,725)	$(4,780,135)
Net income attributable to participating securities	—	—
Net loss attributable to Dolphin Entertainment Common Stockholders and numerator for basic loss per share	$(24,396,725)	$(4,780,135)
Change in fair value of convertible notes payable	—	(654,579)
Change in fair value of warrants	—	(120,000)
Interest expense	—	39,452
Numerator for diluted loss per share	$(24,396,725)	$(5,515,262)
Denominator
Denominator for basic EPS - weighted-average shares	14,413,154	9,799,021
Effect of dilutive securities:
Convertible note payable	—	127,877
Warrants	—	28
Denominator for diluted EPS - adjusted weighted-average shares	14,413,154	9,926,926

Basic loss per share	$(1.69)	$(0.49)
Diluted loss per share	$(1.69)	$(0.56)

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

One of the Company’s convertible notes payable, the warrants and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stock shareholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the years ended December 31, 2023 and 2022, the Company had net losses and as such the two-class method is not presented.

For the year ended December 31, 2023, the Company excluded 2,828,182 common stock equivalents, such as the convertible promissory note carried at fair value, the outstanding warrants and other convertible notes payable carried at their principal loan amount, in the calculation of diluted loss per share as their effect would be anti-dilutive.

For the year ended December 31, 2022, the convertible promissory note carried at fair value and the outstanding warrants were included in the calculation of fully diluted loss per share. The other convertible notes payable carried at their principal loan amount, convertible into an aggregate 1,901,924 weighted average shares for the year ended December 31, 2022 were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

NOTE 20 — WARRANTS

A summary of warrant activity during the years ended December 31, 2023 and 2022 is as follows:

Warrants:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2021	20,000	$3.91
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2022	20,000	$3.91
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2023	20,000	$3.91

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

The Company recorded $10,000 and $120,000 of other income due to change in fair value of the Series I Warrants during the years ended December 31, 2023 and 2022, respectively, and had a balance of $5,000 and $15,000 as of December 31, 2023 and 2022, respectively, recorded under the caption “Warrant liability” in its consolidated balance sheet.

NOTE 21 — RELATED PARTY TRANSACTIONS

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

As of December 31, 2023 and 2022, the Company had accrued $2,625,000 of compensation as accrued compensation and had balances of $1,440,586 and $1,578,088, respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the consolidated statements of operations amounting to $262,500 and $262,498, respectively, for the years ended December 31, 2023 and 2022. The Company paid interest amounting to $400,000 and $250,000 in connection with the accrued compensation to the CEO during years ended December 31, 2023 and 2022, respectively.

The Company entered into the New DE LLC Note with an entity wholly owned by our CEO. See Note 15 for further discussion.

NOTE 22 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, Be Social, B/HI, Socialyte and Special Projects. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. During the year ended December 31, 2022, the Company also designed, minted and sold an NFT collection titled Creature Chronicles: Exiled Aliens. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Loss from operations on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in Note 2.

In connection with the acquisitions of our wholly owned subsidiaries, as of December 31, 2023 the Company had assigned $11,209,664 of intangible assets, net of accumulated amortization of $10,921,306, and goodwill of $25,220,085, net of impairments, to the EPM segment. The amounts reflected for the year ended December 31, 2023 for EPM segment only include the activity of Special Projects for the period between the acquisition date (October 2, 2023) and December 31, 2023. The amounts reflected for the year ended December 31, 2022 for EPM segment only include the activity of Socialyte for the period between the acquisition date (November 14, 2022) and December 31, 2022. Equity method investments are included within the EPM segment.

During the year ended December 31, 2023, the Company impaired goodwill in the amount of $9,484,215 because the carrying value of one of its reporting units in the EPM segment was greater than its fair value. In addition, during the year ended December 31, 2023, the Company impaired intangible assets in the EPM segment in the amount of $341,417 related to the trade names of Socialyte and Be Social that rebranded as The Digital Dept. (See Note 5 for further discussion).

During the year ended December 31, 2023, the Company impaired its equity investments that were included within the EPM segment in the amount of $955,442. It also wrote-off the Midnight Theatre Notes in the amount of $4.1 million. (See Note 8 for further discussion).

	Year ended December 31,
	2023	2022
Revenue:
EPM	$43,067,557	$40,058,880
CPD	55,518	446,678
Total	$43,123,075	$40,505,558
Segment operating income (loss):
EPM	$(14,712,049)	$1,964,803
CPD	(5,398,448)	(6,539,945)
Total operating loss	(20,110,497)	(4,575,142)
Interest expense, net	(2,082,230)	(555,802)
Other (loss) income, net	(1,444)	774,579
Loss before income taxes	$(22,194,171)	$(4,356,365)

	As of December 31,
	2023	2022
Assets:
EPM	$62,908,337	$68,678,335
CPD	3,346,637	6,698,497
Total assets	$66,254,974	$75,376,832

NOTE 23 — INCOME TAXES

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
	2023	2022
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Current	$—	$—
Deferred income tax expense (benefit)
Federal	$(5,161,523)	$(853,835)
State	(1,600,131)	(292,832)
Deferred	$(6,761,654)	$(1,146,667)
Change in valuation allowance
Federal	$5,184,815	$881,436
State	1,630,343	442,212
Change in valuation allowance	$6,815,158	$1,323,648

Income tax expense (benefit)	$53,504	$176,981

At December 31, 2023 and 2022, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Accrued expenses	$1,319,752	$815,951
IRC 163(j)	1,405,195	1,047,643
Lease liability	1,696,189	2,190,548
Accrued compensation	711,164	701,205
Intangibles	4,557,382	2,139,179
Other assets	417,380	160,939
Capitalized production costs	541,025	520,866
Net operating losses and credits	15,398,216	13,986,154
Equity investments	1,890,966	66,860
Total Deferred Tax Assets	$27,937,269	$21,629,345

Deferred Tax Liabilities:
Fixed assets	(18,531)	(506)
Right of use asset	(1,517,079)	(1,988,834)
Total Deferred Tax Liability	$(1,535,610)	$(1,989,340)

Subtotal	$26,401,659	$19,640,005

Valuation Allowance	$(26,708,350)	$(19,893,193)

Net Deferred Tax Liability	$(306,691)	$(253,188)

The Company had the following net operating loss (“NOL”) carry-forwards, gross, as of December 31, 2023:

Jurisdiction	NOL Amount	Expires
U.S. Federal(1)	$53,951,311	2028
Florida	26,430,541	2029
California	18,887,087	2032
New York State	4,711,085	2039
New York City	5,630,776	2039
Illinois	698,635	2031
Massachusetts	1,475,636	2038
Total	$111,785,071

(1)	Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire.

Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $26,708,350 and $19,893,193 as of December 31, 2023 and 2022, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	December 31,
	2023	2022
Federal statutory tax rate	21.0%	21.0%

Goodwill impairment	0.0%	(4.1)%
Change in fair value of contingent consideration	0.0%	0.2%
Change in fair value of derivative liabilities	0.0%	3.5%
State income taxes, net of federal income tax benefit	6.6%	7.5%
Change in state tax rate	0.0%	(1.4)%
Return to provision adjustment	0.3%	0.4%

Other	(0.1)%	(2.2)%
Change in valuation allowance	(28.0)%	(28.8)%
Effective tax rate	(0.2)%	(3.9)%

As of December 31, 2023 and 2022, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years with net operating loss carryforwards.

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

NOTE 24 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through October 2027. The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	December 31,
Operating Leases	2023	2022
Assets
Right-of-use asset	$5,469,743	$7,341,045

Liabilities
Current
Lease liability	$2,141,240	$2,073,547

Noncurrent
Lease liability	$3,986,787	$6,012,049

Total lease liability	$6,128,027	$8,085,596

	December 31,
Finance Leases	2023	2022
Assets
Right-of-use asset	$129,993	$—

Liabilities
Current
Lease liability	$50,973	$—

Noncurrent
Lease liability	$81,855	$—

Total lease liability	$132,828	$—

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during the years ended December 31, 2023 and 2022.

		December 31,
Operating Lease Costs	Classification	2023	2022
Operating lease costs	Selling, general and administrative expenses	$2,109,576	$2,316,745
Sublease income	Selling, general and administrative expenses	(330,189)	(107,270)
Net operating lease costs		$1,779,387	$2,209,475

		December 31,
Finance Lease Costs	Classification	2023	2022
Amortization of right-of-use assets	Selling, general and administrative expenses	$29,098	$—
Interest on lease liability	Selling, general and administrative expenses	6,480	—
Total finance lease costs		$35,578	$—

Lease Payments

For the years ended December 31, 2023 and 2022, the Company made cash payments related to its operating leases in the amount of $2,640,164 and $2,256,551, respectively.

Future minimum lease payments for leases in effect at December 31, 2023 were as follows:

Year	Operating Leases	Finance Leases
2024	$2,604,467	$59,670
2025	1,979,589	59,670
2026	1,782,057	26,929
2027	719,793	—
2028	—	—
Thereafter	—	—
Total	$7,085,906	$146,269
Less: Imputed interest	(957,880)	(13,441)
Present value of lease liabilities	$6,128,026	$132,828

As of December 31, 2023, the Company’s weighted average remaining lease terms on its operating and finance leases is 3.05 and 2.42 years, respectively, and the Company’s weighted average discount rate related to its operating and finance leases is 8.84% and 8.60%, respectively.

NOTE 25 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. As of December 31, 2022, we had paid $1,500,000 pursuant to the Blue Angels Agreement, which was recorded as capitalized production costs. On April 26, 2023, we paid the remaining $500,000 pursuant to the Blue Angels Agreement. On November 7, 2023, the Company agreed to pay and paid 50% of additional production costs to complete the documentary in the amount of $250,000, which were paid on the same day. As of December 31, 2023, the Company had paid $2,250,000 pursuant to the Blue Angels Agreement.

As production of the documentary motion picture is still in the production process, no income or expense has been recorded in connection with the Blue Angels Agreement during the year ended December 31, 2023.

We have evaluated the Blue Angels Agreement and have determined that it is a collaborative arrangement under FASB ASC 808 “Collaborative Arrangements”. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of documentary motion picture.

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (“Amazon Agreement”) for the distribution rights of The Blue Angels. The Company estimates that it will derive approximately $3.5 million from the Amazon Agreement and it expects that the documentary motion picture will be released in late Spring of 2024.

On February 22, 2024, the Company received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement.

NOTE 26 — COMMITMENTS AND CONTINGENCIES

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

Letter of Credit

Pursuant to the lease agreement of 42West’s New York office location, the Company is required to issue a letter of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60 days prior to the expiration of the Bank’s election not to renew the letter of credit. In connection with the annual renewal in 2021, the letter of credit was reduced to $541,883. The Company granted City National Bank a security interest in bank account funds totaling $541,883 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. In connection with the annual renewal in 2023, the letter of credit was further reduced to $338,677.

Pursuant to the sublease agreement of Dolphin’s Los Angeles office location, the Company issued the sublessor a letter of credit from City National Bank in the amount of $586,077 to secure the sublease. The letter of credit, issued on September 15, 2022, expires a year after issuance and is deemed automatically extended for one year from the expiration date unless City National Bank notifies the landlord 90 days prior to the expiration of the Bank’s election not to renew the letter of credit. On September 15, 2023, this letter of credit was automatically renewed without any changes in terms. The Company granted City National Bank a security interest in bank account funds totaling $586,077 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any claims relating to its outstanding letters of credit as of December 31, 2023.

NOTE 27 — EMPLOYEE BENEFIT PLAN AND EQUITY INCENTIVE PLAN

The Company and its wholly owned subsidiaries have 401(k) profit sharing plans that covers substantially all of its employees. The Company’s 401(k) plan matches dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions for the next 2%, for a maximum match of 4%. There are certain limitations for highly compensated employees. The Company’s contributions to these plans for the years ended December 31, 2023 and 2022, were approximately $798,931 and $582,912, respectively.

Equity Incentive Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 2,000,000 shares available to grant under the 2017 Plan. During the year ended December 31, 2023, the Company did not issue any awards under the 2017 Plan. During the year ended December 31, 2022, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below.

The Company accounts for its share-based compensation expense related to equity instruments under U.S. GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees based on estimated fair values. The Company uses the value of its common stock on the grant date to establish the grant date fair value of the RSUs granted. We have elected to account for forfeitures as they occur. The Company uses authorized and unissued shares to meet share issuance requirements.

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

As of both December 31, 2023 and 2022, all RSUs were vested and there is no unrecognized compensation expense.

On March 1, 2024, the Compensation Committee of the Board of Directors approved the issuance of 18,344 RSU’s for certain employees. The RSU’s will vest in four equal installments on March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024.

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he is entitled to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. The shares are issued based on the 30-day trailing closing sale price for the common stock on the respective dates the shares were issued. Relating to this agreement:

•	on January 11, 2023, the Company issued to Mr. Francisco 6,366 shares of common stock at a price of $2.24 per share.
•	on July 28, 2023, the Company issued to Mr. Francisco 7,966 shares of common stock at a price of $2.01 per share.

During the year ended December 31, 2023, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s common stock. During the year ended December 31, 2023, the Company issued an aggregate of 176,963 shares, amounting to $324,960 in the aggregate on different dates though the year ended December 31, 2023, following the normal payroll cycle.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN ENTERTAINMENT, INC.

Dated: March 29, 2024	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: March 29, 2024	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer	March 29, 2024
William O’Dowd, IV	(Principal Executive Officer)

/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director	March 29, 2024
Mirta A Negrini	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Espensen	Director	March 29, 2024
Michael Espensen

/s/ Nelson Famadas	Director	March 29, 2024
Nelson Famadas

/s/ Anthony Leo	Director	March 29, 2024
Anthony Leo

/s/ Nicholas Stanham	Director	March 29, 2024
Nicholas Stanham

/s/ Claudia Grillo	Director	March 29, 2024
Claudia Grillo

 36