Form 10-K/A
period 2023-12-31
Dolphin Entertainment, Inc.
filed 2024-04-29
CIK 1282224

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

Number of shares outstanding of the registrant’s common stock as of March 26, 2024: 18,653,853

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
248	Grant Thornton LLP	Fort Lauderdale, Florida

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Dolphin Entertainment, Inc. (the“Company”) for the year ended December 31, 2023 as originally filed with the Securities and Exchange Commission on April 1, 2024 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	55	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	60	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	74	June 2008
Nelson Famadas	Director	51	December 2014
Anthony Leo	Director	47	September 2018
Nicholas Stanham, Esq.	Director	56	December 2014
Claudia Grillo	Director	65	June 2019

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

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012, as well as on the Board of Directors of United Way United Kingdom since its inception in 2014, and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past 26 years.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2023, except for a Form 3 for NSL Ventures LLC, a more than 10% stockholder, that was not filed.

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

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2023, the Audit Committee held four meetings. All members of the Audit Committee were present at each meeting.

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

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2023, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2023 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Equity Awards(1) ($)	Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2023	400,000	—	—	282,880	(2)	682,880
Chairman and Chief Executive Officer	2022	400,000	1,951	—	282,878	(3)	684,829

Mirta A. Negrini,	2023	300,000	—	—	—		300,000
Chief Financial and Operating Officer	2022	300,000	1,951	—	—		301,951

———————

(1)	Equity awards comprise 296 restricted stock units granted and vested in 2022 and no option awards.

(2)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(3)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,498 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

Employment Arrangements

Mirta A. Negrini. On October 21, 2013, we appointed Ms. Negrini as our Chief Financial and Operating Officer. The terms of Ms. Negrini’s employment arrangement do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control. “On March 1, 2024, the Compensation Committee of the Board approved an increase in the base salary of Ms. Negrini from $300,000 to $325,000 per year. The increase was effective February 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2023 and December 31, 2022.

Director Compensation

During the year ended December 31, 2023, we did not pay compensation to any of our directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the beneficial ownership as of April 24, 2024, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our incumbent directors, director nominees, named executive officers, all incumbent directors, director nominees and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 18,826,741 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 24, 2024. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 24, 2024 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(2)	349,662	1.9%
Michael Espensen	56	*
Nelson Famadas	1,534	*
Mirta A. Negrini	296	*
Anthony Leo	—	—
Nicholas Stanham, Esq.(3)	8,443	*
Claudia Grillo	152	*

All Directors, Director Nominee and Executive Officers as a Group (7 persons)	360,142	1.9%

Over 5% Shareholder
Marvin Shanken,(4) 825 Eighth Ave., 33rd Floor, New York, NY 10019	1,120,000	5.9%
Nicole Vecchairelli	1,125,000	6.0%
Andrea Oliveri	1,125,000	6.0%
NSL Ventures LLC, 535 South Norton, Los Angeles, CA 90020	2,031,491	10.8%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock	% of Class (Preferred Stock)
William O’Dowd, IV(5)	50,000(6)	100%

———————

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.

(2)	The amount shown includes (1) 124,210 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 109,068 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd and (3) 116,384 shares of common stock held by Mr. O’Dowd individually. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.

(3)	Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.

(4)	This number does not include (i) 127,746 shares of common stock that are issuable to M. Shanken Communications, Inc. upon conversion of a senior convertible note and (ii) 20,000 shares of common stock of the Issuer that are issuable to Shanken Communications upon the exercise of warrants that are currently exercisable. The note and the warrants are each subject to a 4.99% beneficial ownership blocker and the number of shares of common stock set forth in the table above give effect to such blockers

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

Transactions with Related Persons

William O’Dowd, IV.  Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC, an entity owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary, which we acquired in March 2016. During 2016, Dolphin Films entered into a promissory note with Dolphin Entertainment, LLC (the “DE LLC Note”) in the principal amount of $1,009,624 for funds previously advanced. The note was payable on demand and accrued interest at a rate of 10% per annum. On November 29, 2017, the Audit Committee approved an amendment to the promissory note to allow for additional advances and repayments on the promissory note up to a maximum principal balance of $5,000,000. On June 15, 2021 the Company exchanged the Original DE LLC Note for a new note maturing on July 31, 2023 (“New DE LLC Note” and together with the Original DE LLC Note, the “DE LLC Notes”). Other than the change in maturity date, there were no other changes to the principal, interest or any other terms of the Original DE LLC Note. On June 30, 2022, the maturity date of the New DE LLC Note was extended to December 31, 2026. As of December 31, 2023 and 2022, Dolphin Films owed Dolphin Entertainment, LLC $1,107,873 and $1,107,873, respectively, of principal, and $277,423 and $166,637, respectively, of accrued interest, that was recorded on the consolidated balance sheets. Dolphin Films recorded interest expense of $110,787 for each of the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, we did not repay any principal or interest amount owed to Dolphin Entertainment, LLC. There have not been any proceeds received, repayments of principal or payments of interest related to this note for the period between January 1, 2024 and April 24, 2024. The largest aggregate principal amount Dolphin Films owed Dolphin Entertainment, LLC during 2023, 2022 and as of April 24, 2024 was $1,107,873. The balance of principal outstanding under the note as of April 24, 2024 was $1,107,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2023 and 2022, we had a balance of $2,625,000 of accrued compensation related to this agreement. As of December 31, 2023 and 2022, we had a balance of $1,440,586 and $1,578,088, respectively, of accrued interest related to this agreement. We recorded $262,500 and $262,498, respectively, of interest expense for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, we paid $400,000 and $250,000, respectively, of interest payments to Mr. O’Dowd. No accrued compensation or interest payments were made to Mr. O’Dowd for the period between January 1, 2024 and April 24, 2024. The largest aggregate balance we owed Mr. O’Dowd during 2023, 2022 and as of April 24, 2024 was $2,625,000. The balance of accrued compensation as of April 24, 2024 was $2,625,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2023 and 2022.

	Year Ended 12/31/2023	Year Ended 12/31/2022
Audit Fees(1)	$771.750	$776,000
Audit-Related Fees(2)	126,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$897,750	$776,000

———————

(1)

Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2023 and December 31, 2022.

(2)

Audit Related Fees – this category consists of fees billed or expected to be billed for audit related services performed by the independent registered public accounting firm that are not required by statute or regulation for the registrant itself. During the year ended December 31, 2023, these fees were related to the audits of Special Projects Media, LLC.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, Grant Thornton, LLP, during fiscal year 2023, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by Grant Thornton, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton, LLP’s independence.

The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Grant Thornton, LLP. Our Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements: Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed on April 1, 2024.

2.	All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	The Exhibits below:

See the Exhibit Index below.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
1.1	Underwriting Agreement dated October 31, 2023	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 2, 2023.
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3	Membership Interest Purchase Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (conformed copy incorporating all amendments through September 29, 2022).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2023.

3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014	Incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement dated July 5, 2018, by and among the Company and the Members party thereto	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.

4.4	Registration Rights Agreement dated as of October 2, 2023 by and among Dolphin Entertainment, Inc. and the Sellers part thereto	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.
10.3	Purchase Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.4	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
21.1	List of Subsidiaries of the Company.	Incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K, filed on April 1, 2024.

23.1	Consent of Grant Thornton LLP	Incorporated herein by reference to Exhibit 23.1 to the Company’s Current Report on Form 10-K filed on April 1, 2024.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.1 to the Company’s Current Report on Form 10-K filed on April 1, 2024.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.2 to the Company’s Current Report on Form 10-K filed on April 1, 2024.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 29, 2024	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

