Form 10-Q
period 2024-03-31
Dolphin Entertainment, Inc.
filed 2024-05-15
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock outstanding was 18,954,912 as of May 13, 2024.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current
Cash and cash equivalents	$6,384,459	$6,432,731
Restricted cash	1,127,960	1,127,960
Accounts receivable:
Trade, net of allowance of $1,679,972 and $1,456,752, respectively	8,954,785	5,817,615
Other receivables	5,045,671	6,643,960
Other current assets	737,646	701,335
Total current assets	22,250,521	20,723,601

Capitalized production costs, net	529,215	2,295,275
Employee receivable	844,085	796,085
Right-of-use asset	5,149,182	5,599,736
Goodwill	25,220,085	25,220,085
Intangible assets, net	10,678,817	11,209,664
Property, equipment and leasehold improvements, net	171,968	194,223
Other long-term assets	216,305	216,305
Total Assets	$65,060,178	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES
Current
Accounts payable	$2,215,312	$6,892,349
Term loan, current portion	1,022,228	980,651
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,500,000	3,500,000
Accrued interest – related party	1,629,574	1,718,009
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,085,331	2,192,213
Deferred revenue	988,056	1,451,709
Other current liabilities	11,270,739	7,694,114
Total current liabilities	25,736,240	27,454,045

Term loan, noncurrent portion	4,222,270	4,501,963
Notes payable	3,380,000	3,380,000
Convertible notes payable	5,100,000	5,100,000
Convertible note payable at fair value	330,000	355,000
Loan from related party	2,007,873	1,107,873
Lease liability	3,666,840	4,068,642
Deferred tax liability	330,232	306,691
Warrant liability	—	5,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	44,792,370	46,298,129

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 18,664,453 and 18,219,531 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	279,967	273,293
Additional paid-in capital	153,924,812	153,293,756
Accumulated deficit	(133,937,971)	(133,611,204)
Total Stockholders’ Equity	20,267,808	19,956,845
Total Liabilities and Stockholders’ Equity	$65,060,178	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$15,235,892	$9,891,421

Expenses:
Direct costs	2,319,227	218,896
Payroll and benefits	9,574,251	9,054,730
Selling, general and administrative	1,976,990	1,871,937
Depreciation and amortization	553,103	533,096
Change in fair value of contingent consideration	—	15,485
Legal and professional	647,781	763,277
Total expenses	15,071,352	12,457,421

Income (loss) from operations	164,540	(2,566,000)

Other (expenses) income:
Change in fair value of convertible note	25,000	(10,444)
Change in fair value of warrants	5,000	—
Interest income	5,869	102,017
Interest expense	(503,637)	(355,870)
Total other (expenses) income, net	(467,768)	(264,297)

Loss before income taxes and equity in losses of unconsolidated affiliates	(303,228)	(2,830,297)

Income tax expense	(23,539)	(27,098)

Net loss before equity in losses of unconsolidated affiliates	(326,767)	(2,857,395)

Equity in losses of unconsolidated affiliates	—	(111,925)

Net loss	$(326,767)	$(2,969,320)

Loss per share:
Basic	$(0.02)	$(0.23)
Diluted	$(0.02)	$(0.23)

Weighted average number of shares outstanding:
Basic	18,477,825	12,640,285
Diluted	18,605,702	12,640,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,767)	$(2,969,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,103	533,096
Share-based compensation	105,761	74,641
Share-based consulting fees	36,769	—
Amortization of capitalized production costs	1,766,060	—
Equity in losses of unconsolidated affiliates	—	111,925
Change in allowance for credit losses	204,021	75,779
Change in fair value of contingent consideration	—	15,485
Change in fair value of warrants	(5,000)	—
Change in fair value of convertible notes	(25,000)	10,444
Deferred income tax expense, net	23,539	27,098
Debt origination costs amortization	4,206	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(1,742,902)	2,291,361
Other current assets	(36,311)	(277,602)
Capitalized production costs	—	(5,000)
Other long-term assets and employee receivable	(48,000)	(48,000)
Deferred revenue	(463,653)	451,821
Accounts payable	(4,677,036)	(1,136,175)
Accrued interest – related party	111,565	92,043
Other current liabilities	3,576,625	(641,532)
Lease liability	(40,209)	(30,886)
Net cash used in operating activities	(983,229)	(1,424,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	495,200	529,450
Proceeds from convertible notes payable	—	800,000
Repayment of term loan	(242,322)	(102,308)
Proceeds from related party notes payable	900,000	2,215,000
Repayment of notes payable	—	(28,639)
Payment of interest to related party	(200,000)	(200,000)
Principal payments on finance leases	(17,921)	—
Net cash provided by financing activities	934,957	3,213,503

Net (decrease) increase in cash and cash equivalents and restricted cash	(48,272)	1,788,681
Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$7,512,419	$8,986,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$562,072	$434,548
Lease liabilities arising from obtaining right-of-use assets.	$50,666	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Employee compensation paid in shares of common stock	$105,761	$74,641
Consulting services paid in shares of common stock	$36,769	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Three Months Ended March 31,
	2024	2023

Cash and cash equivalents	$6,384,459	$7,858,570
Restricted cash	1,127,960	1,127,960
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$7,512,419	$8,986,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capitol	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	18,219,531	$273,293	$153,293,756	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital LLC	—	—	350,000	5,250	489,950	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	69,922	1,049	99,828	—	100,877
Issuance of shares related to services received	—	—	25,000	375	36,394	—	36,769
Balance March 31, 2024	50,000	$1,000	18,664,453	$279,967	$153,924,812	$(133,937,971)	$20,267,808

For the three months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital LLC	—	—	250,000	3,750	525,700	—	529,450
Issuance of shares related to employment agreements	—	—	36,672	550	74,091	—	74,641
Balance March 31, 2023	50,000	$1,000	12,627,336	$189,410	$143,719,252	$(112,183,799)	$31,725,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West LLC (“42West”) including BHI Communications Inc (“BHI”) that merged with 42West effective January 1, 2024, The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Viewpoint Computer Animation Incorporated (“Viewpoint), The Digital Dept., LLC (“The Digital Dept.”) formerly known as Socialyte, LLC (“Socialyte”) and Be Social Public Relations LLC (“Be Social”) that merged effective January 1, 2024 and Special Projects LLC (“Special Projects”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries.

42West (Film and Television, Gaming), Shore Fire (Music), and The Door (Culinary, Hospitality, Lifestyle) are each recognized global PR and marketing leaders for the industries they serve. Viewpoint adds full-service creative branding and production capabilities to the marketing group. The Digital Dept. (formerly, Socialyte and Be Social), provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint, Shore Fire, The Digital Dept. and Special Projects. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued new guidance on segment reporting (ASU 2023-08, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”). The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-08 on the Company’s condensed consolidated financial statements and disclosures.

NOTE 2 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 12.

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

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the three months ended March 31, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the three months ended March 31, 2023, were no revenues recognized from the content licensing arrangement.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended March 31,
	2024	2023

Entertainment publicity and marketing	$11,814,751	$9,891,421
Content production	3,421,141	—
Total Revenues	$15,235,892	$9,891,421

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of March 31, 2024 and December 31, 2023 were as follows:

Contract Liabilities
Balance as of December 31, 2023	$1,451,709
Balance as of March 31, 2024	988,056
Change	$463,653

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

Revenues for the three months ended March 31, 2024 and 2023 include the following:

	Three Months Ended March 31,
	2024	2023

Amounts included in the beginning of year contract liability balance	$1,008,544	$689,017

 The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2024, the Company had a balance of $25,220,085 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Viewpoint, Shore Fire, The Digital Dept. and Special Projects. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three months ended March 31, 2024, that would require the Company to reassess goodwill for impairment outside of its regular annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$16,512,388	$7,854,321	$8,658,067	$16,512,387	$7,445,973	$9,066,414
Trademarks and trade names	4,928,583	2,907,833	2,020,750	4,928,583	2,785,333	2,142,250
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$22,130,971	$11,452,154	$10,678,817	$22,130,970	$10,921,306	$11,209,664

Amortization expense associated with the Company’s intangible assets was $530,848 and $505,840 for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows:

2024	$1,592,542
2025	1,986,973
2026	1,849,969
2027	1,212,088
2028	906,162
Thereafter	3,131,083
Total	$10,678,817

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

The total consideration paid by the Company in connection with the acquisition of Special Projects was approximately $10.2 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5,000,000 million cash and issued the Sellers 2,500,000 shares of the Company’s common stock. The Company partially financed the cash portion of the consideration with the Refinancing Transaction described in Note 6.

As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$5,000,000
Working capital and excess cash adjustment	704,389
Fair value of common stock issued to the Special Projects Sellers	4,525,000
Fair value of the consideration transferred	$10,229,389

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Special Projects on the Special Projects Closing Date. Amounts in the table are estimates that may change, as described below. The measurement period of the Special Projects acquisition concludes on October 2, 2024. There were no measurement period adjustments from the Special Projects Closing Date through March 31, 2024.

October 2, 2023
Cash	$521,821
Accounts receivable	1,155,871
Other current assets	11,338
Right-of-use asset	90,803
Other assets	30,453
Intangibles	3,740,000
Total identifiable assets acquired	5,550,286

Accrued payable	(764,641)
Accrued expenses and other current liabilities	(15,000)
Lease liability	(90,803)
Deferred revenue	(30,000)
Total liabilities assumed	(900,444)
Net identifiable liabilities acquired	4,649,842
Goodwill	5,579,547
Fair value of the consideration transferred	$10,229,389

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Special Projects had been acquired on January 1, 2023:

Three Months Ended March 31, 2023
Revenue	$10,615,460
Net Loss	$(2,707,940)

The pro forma amounts for 2023 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisition had been recorded on January 1, 2023, (b) include interest expense on the Bank United term loan (see Note 6) in the amount of $60,967 for the three months ended March 31, 2023 and (c) eliminate $111,373 of revenue and expenses related to work performed by Special Projects for Dolphin.

The impact of the acquisition of Special Projects on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for a number of reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2023, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

NOTE 5 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	203,647	310,797
Accrued commissions	421,720	697,106
Accrued bonuses	729,293	971,276
Talent liability	5,037,025	2,983,577
Accumulated customer deposits	2,541,434	432,552
Other	1,717,620	1,678,806
	$11,270,739	$7,694,114

NOTE 6 — DEBT

Total debt of the Company was as follows as of March 31, 2024 and December 31, 2023:

Debt Type	March 31, 2024	December 31, 2023
Convertible notes payable	$5,100,000	$5,100,000
Convertible note payable - fair value option	330,000	355,000
Nonconvertible promissory notes	3,880,000	3,880,000
Nonconvertible promissory note – Socialyte	3,000,000	3,000,000
Loans from related party	2,007,873	1,107,873
Revolving line of credit	400,000	400,000
Term loan, net of debt issuance costs	5,244,498	5,482,614
Total debt	$19,962,371	$19,325,487
Less current portion of debt	(4,922,228)	(4,880,651)
Noncurrent portion of debt	$15,040,143	$14,444,836

The table below details the maturity dates of the principal amounts for the Company’s debt as of March 31, 2024:

Debt Type	Maturity Date	2024	2025	2026	2027	2028	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—	$—	$1,750,000	$3,350,000	$—	$500,000
Nonconvertible promissory notes	Ranging between November 2024 and March 2029	500,000	750,000	—	—	2,215,000	1,315,000
Nonconvertible promissory note - Socialyte	June and September 2023 (A)	3,000,000	—	—	—	—	—
Revolving line of credit	September 2024	400,000	—	—	—	—	—
Term loan	September 2028	755,151	1,083,866	1,176,307	1,276,631	1,028,244	—
Loans from related party	December 2026	—	—	1,107,873	—	—	—
		$4,655,151	$1,833,866	$4,034,180	$4,626,631	$3,243,244	$1,815,000

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

Convertible Notes Payable

As of March 31, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $2.50 per share, four of the convertible notes payable may not be converted at a price less than $2.00 per share, and three of the convertible notes payable may not be converted at a price less than $1.00 per share. As of both March 31, 2024 and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $127,750 and $144,556 during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company made cash interest payments amounting to $127,750 and $137,597 during the three months ended March 31, 2024 and 2023, respectively, related to the convertible notes payable.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2024 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $330,000 and $355,000 in noncurrent liabilities as of March 31, 2024 and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

The Company recorded a gain in fair value of $25,000 and a loss in fair value of $10,444 for the three months ended March 31, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to this convertible promissory note payable at fair value of $9,863 for both the three months ended March 31, 2024 and 2023. In addition, the Company made cash interest payments amounting to $9,863 for both the three months ended March 31, 2024 and 2023, related to the convertible promissory note at fair value.

Nonconvertible Promissory Notes

As of March 31, 2024, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,880,000, which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

As of both March 31, 2024 and December 31, 2023, the Company had a balance of $500,000, respectively, net of debt discounts recorded as current liabilities and $3,380,000, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $56,585 for the three months ended March 31, 2024 and 2023, respectively. The Company made interest payments of $97,000 and $34,264 during the three months ended March 31, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

Nonconvertible unsecured promissory note - Socialyte Promissory Note

In connection with the purchase agreement with Socialyte (“Socialyte Purchase Agreement”), the Company entered into a promissory note with Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended March 31, 2024. No interest payments were made during the three months ended March 31, 2024 and 2023, related to the Socialyte Promissory Note.

BankUnited Loan Agreement

The Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”), which includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) $750,000 of a secured revolving line of credit (“BKU Line of Credit”), and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BankUnited Loan Agreement refinanced the Company’s previous credit facility with BankProv.

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

As of March 31, 2024 and December 31, 2023, the Company had a balance of $5,244,498 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $75,701 and $79,907, respectively. As of March 31, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 for the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company did not use the BKU Commercial Card.

NOTE 7 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a promissory note (the “DE LLC Note”) which matures on December 31, 2026.

As of both March 31, 2024 and December 31, 2023, the Company had a principal balance of $1,107,873, and accrued interest amounted to $105,044 and $277,423 as of March 31, 2024 and December 31, 2023, respectively. For both the three months ended March 31, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Note. During each of the three months ended March 31, 2024 and 2023, the Company made cash interest payments in the amount of $200,000 each, related to the DE LLC Note.

On January 16, 2024, the Company issued a nonconvertible promissory note to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000 and received proceeds of $900,000. The promissory note bears interest at a rate of 10% per annum and matures on January 16, 2029. As of March 31, 2024, the Company had a principal balance of $900,000, and accrued interest of $18,500.

The Company recorded interest expense of $46,121 and $27,317 for the three months ended March 31, 2024 and 2023, respectively, related to these loans from related party. The Company did not make any cash payments during the three months ended March 31, 2023, related to these loans from related party.

NOTE 8 — FAIR VALUE MEASUREMENTS

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	March 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$6,384,459	$6,384,459	$6,432,731	$6,432,731
Restricted cash	1	1,127,960	1,127,960	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,100,000	$4,737,000	$5,100,000	$4,875,000
Convertible note payable at fair value	3	330,000	330,000	355,000	355,000
Warrant liability	3	—	—	5,000	5,000

Convertible notes payable

As of March 31, 2024, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,100,000. See Note 6 for further information on the terms of these convertible notes.

		March 31, 2024		December 31, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2026	3	$800,000	$800,000	$800,000	$817,000
10% convertible notes due in November 2026	3	300,000	277,000	300,000	$285,000
10% convertible notes due in December 2026	3	650,000	634,000	650,000	$649,000
10% convertible notes due in January 2027	3	800,000	808,000	800,000	$821,000
10% convertible notes due in June 2027	3	150,000	134,000	150,000	140,000
10% convertible notes due in August 2027	3	2,000,000	1,744,000	2,000,000	$1,808,000
10% convertible notes due in September 2027	3	400,000	340,000	400,000	$355,000
		$5,100,000	$4,737,000	$5,100,000	$4,875,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	March 31, 2024	December 31, 2023
Stock Price	$1.46	$1.71
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	70%	80%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.35% - 5.37	3.95% - 5.01

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of March 31, 2024, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2023 to March 31, 2024:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2023	$355,000
(Gain) Loss on the change in fair value reported in the condensed consolidated statements of operations	(25,000)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2024	$330,000

The estimated fair value of the March 4th Note as of March 31, 2024 and December 31, 2023, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	March 31, 2024	December 31, 2023
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of common stock	$1.46	$1.71
Expected term (years)	5.93	6.16
Volatility	90%	90%
Risk free rate	4.21%	4.41%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair values of the Series I Warrants were nominal as of March 31, 2024 and December 31, 2023.

NOTE 9 — STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2024, the Company sold 350,000 shares of its common stock, at prices ranging between $1.27 and $1.53 and received proceeds of $495,200. Subsequent to March 31, 2024, the Company sold 300,000 shares of Common Stock at prices ranging between $1.09 and $1.27 and received proceeds of $350,150.

During the three months ended March 31, 2023, the Company sold 250,000 shares of its common stock, at prices ranging between $1.88 and $2.27 and received proceeds of $529,450.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of March 31, 2024.

NOTE 10 — LOSS PER SHARE

 The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	$(326,767)	$(2,969,320)
Change in fair value of convertible notes payable	(25,000)	—
Interest expense	9,863	—
Numerator for diluted loss per share	$(341,904)	$(2,969,320)

Denominator
Denominator for basic EPS - weighted-average shares	18,477,825	12,640,285
Effect of dilutive securities:
Convertible notes payable	127,877	—
Denominator for diluted EPS - adjusted weighted-average shares	18,605,702	12,640,285

Basic loss per share	$(0.02)	$(0.23)
Diluted loss per share	$(0.02)	$(0.23)

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

One of the Company’s convertible notes payable, the warrants and the Series C Preferred Stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended March 31, 2024 and 2023, the Company had a net loss and as such the two-class method is not presented.

For the three months ended March 31, 2024 potentially dilutive instruments including 3,581,213 shares of common stock issuable upon conversion of convertible notes payable and 20,000 shares of common stock issuable upon exercise of warrants were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three months ended March 31, 2023 potentially dilutive instruments including 2,883,114 shares of Common Stock issuable upon conversion of convertible notes payable and 20,000 shares of common stock issuable upon exercise of warrants were not included in the diluted loss per share as inclusion was considered to be antidilutive.

NOTE 11 — RELATED PARTY TRANSACTIONS

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

As of March 31, 2024 and December 31, 2023, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,506,031 and $1,440,586, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 and $64,726 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2023, the Company made cash interest payments in the amount of $200,000 in connection with the accrued compensation to the CEO. During the three months ended March 31, 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO.

The Company entered into the DE LLC Note with an entity wholly owned by our CEO and into a nonconvertible promissory note with our CEO’s brother. See Note 7 for further discussion.

NOTE 12 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, The Digital Dept and Special Projects. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. During the three months ended March 31, 2024, BHI merged into 42West and Be Social and Socialyte merged to become The Digital Dept.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Income (loss) from operations on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2023.

In connection with the acquisitions of our wholly owned subsidiaries, the Company assigned $10,678,817 of intangible assets, net of accumulated amortization, and $25,220,085 of goodwill, as of March 31, 2024 to the EPM segment. Equity method investments during the three months ended March 31, 2023 are included within the EPM segment. There were no equity investments during the three months ended March 31, 2024.

	Three Months Ended March 31,
	2024	2023
Revenues:
EPM	$11,814,751	$9,891,421
CPD	3,421,141	—
Total	$15,235,892	$9,891,421

Segment Operating Income (Loss):
EPM	$(391,865)	$(1,096,263)
CPD	556,405	(1,469,737)
Total operating income (loss)	164,540	(2,566,000)
Interest expense, net	(497,768)	(355,870)
Other income (expenses), net	30,000	91,573
Loss before income taxes and equity in losses of unconsolidated affiliates	$(303,228)	$(2,830,297)

	As of March 31, 2024	As of December 31, 2023
Total assets:
EPM	$57,467,923	$62,908,337
CPD	7,592,255	3,346,637
Total	$65,060,178	$66,254,974

NOTE 13 — LEASES

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

Operating Leases	As of March 31, 2024	As of December 31, 2023
Assets
Right-of-use asset	$4,986,688	$5,469,743

Liabilities
Current
Lease liability	$2,017,333	$2,141,240

Noncurrent
Lease liability	$3,568,120	$3,986,787

Total operating lease liability	$5,585,453	$6,128,027

Finance Lease	As of March 31, 2024	As of December 31, 2023
Assets
Right-of-use asset	$162,494	$129,993

Liabilities
Current
Lease liability	$67,998	$50,973

Noncurrent
Lease liability	$98,720	$81,855

Total finance lease liability	$166,718	$132,828

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three months ended March 31, 2024 and 2023 for operating and financing leases, respectively.

		Three Months Ended March 31,
Operating Lease costs	Classification	2024	2023
Operating lease costs	Selling, general and administrative expenses	$674,669	$706,141
Sublease income	Selling, general and administrative expenses	(105,351)	(107,270)
Net operating lease costs		$569,318	$598,871

		Three Months Ended March 31,
Finance Lease costs	Classification	2024	2023
Amortization of right-of-use assets	Selling, general and administrative expenses	$15,895	$—
Interest on lease liability	Selling, general and administrative expenses	3,126	—
Total finance lease costs		$19,021	$—

Lease Payments

For the three months ended March 31, 2024 and 2023, the Company made payments in cash related to its operating leases in the amounts of $665,807 and $696,556, respectively.

Future minimum lease payments for leases for the remainder of 2024 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2024	$1,930,494	$58,911
2025	1,979,589	78,549
2026	1,782,057	45,042
2027	719,794	—
2028	—	—
Thereafter	—	—
Total lease payments	$6,411,934	$182,502
Less: Imputed interest	(826,481)	(15,784)
Present value of lease liabilities	$5,585,453	$166,718

As of March 31, 2024, the Company’s weighted average remaining lease term on its operating and finance leases is 2.84 years and 1.93 years, respectively, and the Company’s weighted average discount rate is 8.87% and 8.46% related to its operating and finance leases, respectively.

NOTE 14 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin each agreed to fund 50% of the production budget. As of March 31, 2024, we had paid $2,250,000 in connection with this agreement.

On April 25, 2023, IMAX entered into the Amazon Agreement for the distribution rights of The Blue Angels. The Amazon Agreement was determined to be entity-customer relationship, and the revenue recognized from the agreement was recorded separately as revenue from a customer. During the three months ended March 31, 2024, IMAX delivered The Blue Angels to Amazon Content Services LLC and the Company recorded net revenues of $3,421,141 from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement.

The Blue Angels documentary motion picture will be released in theatres on May 17, 2024 and will begin streaming on Amazon Prime Video on May 23, 2024.

NOTE 15 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), allowing for 2,000,000 shares to be granted under the 2017 Plan. During the three months ended March 31, 2024, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the three months ended March 31, 2023, the Company did not issue any awards under the 2017 Plan.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. The Company recognized compensation expense for RSUs of $4,884 for the three months ended March 31, 2024, which is included in payroll and benefits in the condensed consolidated statements of operations. There was no share-based compensation recognized for the three months ended March 31, 2023. As of March 31, 2024, unrecognized compensation expense related to RSUs of approximately $15,000 is expected to be recognized over a weighted-average period of 0.71 years.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2023	—	$—
Granted	13,568	1.44
Forfeited	—	—
Vested	(3,392)	1.44
Outstanding (nonvested), March 31, 2024	10,176	$1.44

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

NOTE 17 — SUBSEQUENT EVENTS

On April 29, 2024, the Company issued a nonconvertible promissory note to its CEO in the amount of $1 million and received $1 million. The nonconvertible promissory note bears interest at a rate of 10% per annum and matures on April 29, 2029.

On May 1, 2024, JDDC Elemental LLC (“Midnight Theatre”) issued an unsecured convertible promissory note to the Company with an aggregate principal of $550,000, with a ten percent (10%) per annum simple coupon rate, which has a maturity of November 1, 2024.

On May 14, 2024, the Company entered into an agreement with the sellers of Special Projects to amend the Special Projects Purchase Agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the Special Projects Purchase Agreement, plus a ten percent premium be paid to the sellers of Special Projects by issuing 714,578 shares of its common stock on May 15, 2024.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. As of March 31, 2024, we had paid $2,250,000 in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the three months ended March 31, 2024, we recorded revenue of $3.4 million related to the Amazon Agreement. On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement.

The Blue Angels documentary will be released in theatres on May 17, 2024 and available for streaming on Amazon Prime Video on May 23, 2024.

Revenues

For the three months ended March 31, 2024 and 2023, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the three months ended March 31, 2024, we generated income in our content production segment related to the “The Blue Angels” documentary motion picture.

The table below sets forth the percentage of total revenue derived from our segments for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Revenues:
Entertainment publicity and marketing	$78%	$100%
Content production	22%	—%
Total revenue	$100%	$100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue. Direct costs also include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. There was no contingent consideration outstanding during the three months ended March 31, 2024.

(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three months ended March 31, 2024 and 2023, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and warrants; (2) interest income; and (3) interest expense.

RESULTS OF OPERATIONS

Three months ended March 31, 2024 as compared to three months ended March 31, 2023

Revenues

For the three months ended March 31, 2024 and 2023 revenues were as follows:

	For the three months ended March 31,
	2024	2023
Revenues:
Entertainment publicity and marketing	$11,814,751	$9,891,421
Content production	3,421,141	—
Total revenue	$15,235,892	$9,891,421

Revenues from entertainment publicity and marketing increased by approximately $1.9 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The increase is primarily driven by increases across substantially all subsidiaries, as well as the inclusion of $0.8 million of Special Projects revenues for 2024, which was not present in 2023.

Revenues from content production increased by approximately $3.4 million in connection with revenue generated from The Blue Angels documentary film, which will be released in theatres on May 17, 2024.

Expenses

For the three months ended March 31, 2024 and 2023, our expenses were as follows:

	For the three months ended March 31,
	2024	2023
Expenses:
Direct costs	$2,319,227	$218,896
Payroll and benefits	9,574,251	9,054,730
Selling, general and administrative	1,976,990	1,871,937
Depreciation and amortization	553,103	533,096
Change in fair value of contingent consideration	—	15,485
Legal and professional	647,781	763,277
Total expenses	$15,071,352	$12,457,421

Direct costs increased by approximately $2.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in direct costs is directly attributable to (i) $1.8 million of capitalized production costs being amortized for the production of The Blue Angels and (ii) the increase in subsidiaries’ revenues as compared with the same periods in the prior year.

Payroll and benefits expenses increased by approximately $0.5 million, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the inclusion of the Special Projects payroll expenses in the three months ended March 31, 2024.

Selling, general and administrative expenses increased by approximately $0.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The small increase was primarily due the inclusion of Special Projects selling, general and administrative expenses in the three months ended March 31, 2024.

Depreciation and amortization remained consistent for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The minor increase, related primarily to the amortization of Special Projects property and equipment during the three months ended March 31, 2024.

Change in fair value of the contingent consideration was a loss of $15.5 thousand for the three months ended March 31, 2023. As all contingent consideration was settled by June 2023, there were no changes in fair value of contingent consideration for the three months ended March 31, 2024. The main components of the change in fair value of contingent consideration for the three months ended March 31, 2023 were the following:

•	Be Social: losses of $15.5 thousand the three months ended March 31, 2023. The Company settled this contingent consideration on April 25, 2023 through a combination of $500,000 in cash and 148,687 shares of the Company’s stock, with a value of $272,047.

Legal and professional fees decreased by approximately $0.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to reductions of $0.8 million in audit and accounting expenses and $40.4 thousand of legal fees, offset by a small increase in other professional fees.

Other Income and Expenses

	For the three months ended March 31,
	2024	2023
Other Income and expenses:
Change in fair value of convertible note	$25,000	$(10,444)
Change in fair value of warrants	5,000	—
Interest income	5,869	102,017
Interest expense	(503,637)	(355,870)
Total other (expenses) income, net	$(467,768)	$(264,297)

Change in fair value of Convertible Notes at Fair Value – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, we recorded a $25.0 thousand gain and $10.4 thousand loss, respectively, in the fair value of the convertible notes issued in 2020. None of the decrease in the value of the convertible notes was attributable to instrument specific credit risk and as such, all of the gain in the change in fair value was recorded within net loss.

Change in fair value of warrants – Warrants issued with convertible notes payable issued in 2020, were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The fair value of the 2020 warrants that were not exercised decreased by approximately $5.0 thousand during the three months ended March 31, 2024; therefore, we recorded a change in the fair value of the warrants for the three months ended March 31, 2024 for that amount on our condensed consolidated statement of operations. We did not record any change in the value of the warrants for the three months ended March 31, 2023 on our condensed consolidated statements of operations.

Interest income – Interest income decreased by $0.1 million for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to the write-off of notes receivable in the fourth quarter of 2023.

Interest expense – Interest expense increased by $0.1 million for the three months ended March 31, 2024, respectively, as compared to the same period in the prior year. The increases were primarily due to increased convertible and nonconvertible notes and the term loan outstanding during 2023 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of approximately $24 thousand and $27 thousand for the three months ended March 31, 2024 and 2023, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investments. The Company impaired its equity investment in the unconsolidated affiliates during the fourth quarter of 2023, therefore no income or loss has been recorded during the three months ended March 31, 2024.

For the three months ended March 31, 2023, we recorded losses of approximately $30.0 thousand and $82.0 thousand from our equity investments in Crafthouse Cocktails and Midnight Theatre, respectively.

Net Loss

Net loss was approximately $0.3 million or $0.02 per share based on 18,477,825 weighted average shares outstanding for basic loss per share and $0.02 per share based on 18,605,702 weighted average shares outstanding for fully diluted loss per share for the three months ended March 31, 2024. Net loss was approximately $3.0 million or $0.23 per share based on 12,640,285 weighted average shares outstanding for both basic and fully diluted loss per share for the three months ended March 31, 2023. The change in net loss for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2024	2023
Statement of Cash Flows Data:
Net cash used in operating activities	$(983,229)	$(1,424,822)
Net cash provided by financing activities	934,957	3,213,503
Net decrease in cash and cash equivalents and restricted cash	(48,272)	(1,788,681)

Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$7,512,419	$8,986,530

Operating Activities

Cash used in operating activities was $1.0 million for the three months ended March 31, 2024, a change of $0.4 million from cash used in operating activities of $1.4 million for the three months ended March 31, 2023. The decrease in net cash used in operations was primarily as a result of $2.7 million of decreased net loss for the period, offset by a $1.7 million increase in non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and intangible asset and other non-cash losses and a $4.0 million net change in working capital.

Investing Activities

There were no cash flows used in investing activities for the three months ended March 31, 2024 or 2023.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2024 were $0.9 million, which mainly related to:

Inflows:

•	$0.9 million of proceeds from notes payable;
•	$0.5 million of proceeds from the LP 2022 Purchase Agreement (described below); and

Outflows:

•	$0.2 million of repayment of existing term loan;
•	$0.2 million of payment of interest to related party; and
•	$17.9 thousand on principal payments on finance leases.

Cash flows provided by financing activities for the three months ended March 31, 2023 were $3.2 million, which mainly related to:

Inflows:

•	$2.2 million of proceeds from notes payable;
•	$0.8 million of proceeds from convertible notes payable; and
•	$0.5 million of proceeds from the LP 2022 Purchase Agreement.

Outflows:

•	$0.3 million of repayment of notes payable, term loan, and interest to related party.

Debt and Financing Arrangements

Total debt amounted to $20.0 million as of March 31, 2024 compared to $19.3 million as of December 31, 2023, an increase of $0.7 million, primarily related to an increase in related party nonconvertible promissory notes.

Our debt obligations in the next twelve months from March 31, 2024 of $4.9 million remained consistent with those of December 31, 2023. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three months ended March 31, 2024, the Company sold 350,000 shares of its common stock, at prices ranging between $1.27 and $1.53 and received proceeds of $495,200. Subsequent to March 31, 2024, the Company sold 300,000 shares of Common Stock at prices ranging between $1.09 and $1.27 and received proceeds of $350,150.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of March 31, 2024.

Convertible Notes Payable

As of March 31, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $2.50 per share, four of the convertible notes payable may not be converted at a price less than $2.00 per share, and three of the convertible notes payable may not be converted at a price less than $1.00 per share. As of both March 31, 2024 and December 31, 2023, the principal balance of the convertible notes payable $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $127,750 and $144,556 during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company made cash interest payments amounting to $127,750 and $137,597 during the three months ended March 31, 2024 and 2023, respectively, related to the convertible notes payable.

As of both March 31, 2024 and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible Notes Payable” on the Company’s condensed consolidated balance sheets.

Convertible Note at Fair Value

The Company has one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2024 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $330,000 and $355,000 in noncurrent liabilities as of March 31, 2024 and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

The Company recorded a gain in fair value of $25,000 and a loss in fair value of $10,444 for the three months ended March 31, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to this convertible promissory note at fair value of $9,863 for both the three months ended March 31, 2024 and 2023. In addition, the Company made cash interest payments amounting to $9,863 for both the three months ended March 31, 2024 and 2023, related to this convertible promissory note at fair value.

Nonconvertible Promissory Notes

As of both March 31, 2024 and December 31, 2023, the Company had a balance of $500,000, respectively, net of debt discounts recorded as current liabilities and $3,380,000, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes. The nonconvertible promissory notes bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $56,585 for the three months ended March 31, 2024 and 2023, respectively. The Company made interest payments of $97,000 and $34,264 during the three months ended March 31, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

Nonconvertible unsecured promissory notes - Socialyte Promissory Note

In connection with the purchase agreement with Socialyte (“Socialyte Purchase Agreement”), the Company entered into a promissory note with Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

The Company recorded interest expense related to these Socialyte Promissory Note of $30,000 for the three months ended March 31, 2024.

Nonconvertible Promissory Note from Related Parties

On January 16, 2024, the Company issued an unsecured nonconvertible promissory note in the amount of $900,000 to its CEO’s brother Donald Scott Mock and received proceeds of $900,000. The nonconvertible promissory note bears interest at 10% per annum and matures on January 16, 2029. During the three months ended March 31, 2024, the Company recorded $18,500 of interest expense in its condensed consolidated statement of operations and had a balance of $18,500 recorded in accrued interest – related party in its condensed consolidated balance sheet as of March 31, 2024, related to this related party nonconvertible promissory note.

BankUnited Loan Agreement

The Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”), which includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) $750,000 of a secured revolving line of credit (“BKU Line of Credit”), and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BankUnited Loan Agreement refinanced the Company’s previous credit facility with BankProv.

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

The BankUnited Credit Facility contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000. As of March 31, 2024, the Company was in compliance with the covenants of the Bank United Credit Facility.

As of March 31, 2024 and December 31, 2023, the Company had a balance of $5,244,498 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $75,701 and $79,907, respectively. As of March 31, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 for the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company did not use the BKU Commercial Card.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” ”intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal” or “continue” or the negative of these terms or other similar expressions.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, which have not been remediated as of the date of the filing of this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 1.01 Entry into a Material Definitive Agreement

As previously disclosed, on October 2, 2023 (the “Closing Date”), Dolphin Entertainment, Inc., a Florida corporation (the “Company”), acquired all of the issued and outstanding membership interests of Special Projects Media LLC, a New York limited liability company (“Special Projects”), pursuant to a membership interest purchase agreement dated the Closing Date (the “Purchase Agreement”), by and among the Company and the sellers signatory thereto (collectively, the “Sellers”). Special Projects is a New York-based talent booking and creative content agency.

On May 14, 2024, the parties to the Purchase Agreement entered into an Amendment to the Membership Interest Purchase Agreement (the “Amendment”), pursuant to which the parties amended the Purchase Agreement to revise the working capital adjustment mechanism to provide that the Working Capital Surplus (as defined in the Purchase Agreement) plus a ten percent premium will be paid to the Sellers by issuing 714,578 shares of common stock of the Company on May 15, 2024.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to full text of the Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 hereto, and is incorporated herein by reference

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1*	Amendment to Share Purchase Agreement
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 15, 2024.

DOLPHIN ENTERTAINMENT, INC.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

