Form 10-Q
period 2024-06-30
Dolphin Entertainment, Inc.
filed 2024-08-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock outstanding was 22,216,371 as of August 9, 2024.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current
Cash and cash equivalents	$8,718,975	$6,432,731
Restricted cash	1,127,960	1,127,960
Accounts receivable:
Trade, net of allowance of $1,499,842 and $1,456,752, respectively	7,707,126	5,817,615
Other receivables	4,469,209	6,643,960
Notes receivable	1,135,000	—
Other current assets	606,964	701,335
Total current assets	23,765,234	20,723,601

Capitalized production costs, net	538,231	2,295,275
Employee receivable	908,085	796,085
Right-of-use asset	4,638,274	5,599,736
Goodwill	25,211,206	25,220,085
Intangible assets, net	10,147,970	11,209,664
Property, equipment and leasehold improvements, net	148,630	194,223
Other long-term assets	216,305	216,305
Total Assets	$65,573,935	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES
Current
Accounts payable	$3,196,441	$6,892,349
Term loan, current portion	1,023,468	980,651
Notes payable, current portion	3,900,000	3,500,000
Revolving line of credit	400,000	400,000
Accrued interest – related party	1,763,779	1,718,009
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,959,835	2,192,213
Deferred revenue	851,402	1,451,709
Other current liabilities	10,290,241	7,694,114
Total current liabilities	26,010,166	27,454,045

Term loan, noncurrent portion	3,979,052	4,501,963
Notes payable	2,980,000	3,380,000
Convertible notes payable	5,100,000	5,100,000
Convertible note payable at fair value	290,000	355,000
Loan from related party	3,217,873	1,107,873
Lease liability	3,220,449	4,068,642
Deferred tax liability	329,510	306,691
Warrant liability	—	5,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	45,145,965	46,298,129

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2024 and December 31, 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 20,196,416 and 18,219,531 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	302,947	273,293
Additional paid-in capital	155,686,452	153,293,756
Accumulated deficit	(135,562,429)	(133,611,204)
Total Stockholders’ Equity	20,427,970	19,956,845
Total Liabilities and Stockholders’ Equity	$65,573,935	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$11,449,089	$11,024,935	$26,684,981	$20,916,356

Expenses:
Direct costs	216,247	217,245	2,535,474	436,141
Payroll and benefits	9,195,018	8,677,493	18,769,269	17,732,223
Selling, general and administrative	1,864,852	2,005,286	3,841,843	3,877,223
Depreciation and amortization	555,694	543,939	1,108,797	1,077,035
Impairment of goodwill	190,565	6,517,400	190,565	6,517,400
Change in fair value of contingent consideration	—	17,741	—	33,226
Legal and professional	546,178	496,570	1,193,959	1,259,847
Total expenses	12,568,554	18,475,674	27,639,907	30,933,095

Loss from operations	(1,119,465)	(7,450,739)	(954,926)	(10,016,739)

Other (expenses) income:
Change in fair value of convertible note	40,000	4,000	65,000	(6,444)
Change in fair value of warrants	—	5,000	5,000	5,000
Interest income	731	103,104	6,600	205,121
Interest expense	(522,184)	(452,637)	(1,025,821)	(808,507)
Total other (expenses) income, net	(481,453)	(340,533)	(949,221)	(604,830)

Loss before income taxes and equity in losses of unconsolidated affiliates	(1,600,918)	(7,791,272)	(1,904,147)	(10,621,569)

Income tax expense	(23,540)	(33,086)	(47,079)	(60,184)

Net loss before equity in losses of unconsolidated affiliates	(1,624,458)	(7,824,358)	(1,951,226)	(10,681,753)

Equity in losses of unconsolidated affiliates	—	(134,886)	—	(246,811)

Net loss	$(1,624,458)	$(7,959,244)	$(1,951,226)	$(10,928,564)

Loss per share:
Basic	$(0.08)	$(0.60)	$(0.10)	$(0.85)
Diluted	$(0.08)	$(0.60)	$(0.10)	$(0.85)

Weighted average number of shares outstanding:
Basic	19,446,310	13,212,311	18,962,067	12,926,273
Diluted	19,574,187	13,212,311	19,089,944	12,926,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,951,226)	$(10,928,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,108,797	1,077,035
Share-based compensation	212,975	165,200
Share-based consulting fees	36,769	—
Amortization of capitalized production costs	1,781,810	—
Equity in losses of unconsolidated affiliates	—	246,811
Impairment of goodwill	190,565	6,517,400
Impairment of capitalized production costs	—	49,412
Change in allowance for credit losses	286,979	255,032
Change in fair value of contingent consideration	—	33,226
Change in fair value of warrants	(5,000)	(5,000)
Change in fair value of convertible notes	(65,000)	6,444
Deferred income tax expense, net	22,819	60,184
Debt origination costs amortization	8,411	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(1,739)	2,330,117
Other current assets	94,371	(314,791)
Capitalized production costs	(24,766)	(515,775)
Other long-term assets and employee receivable	(112,000)	(86,393)
Deferred revenue	(600,306)	502,319
Accounts payable	(3,695,908)	(1,196,147)
Accrued interest – related party	45,770	(214,890)
Other current liabilities	3,401,749	(1,024,321)
Lease liability, operating leases	(121,485)	(64,331)
Lease liability, finance leases	47,654	570
Net cash provided by (used in) operating activities	661,239	(3,106,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,510)	(9,451)
Issuance of notes receivable	(1,135,000)	—
Net cash used in investing activities	(1,136,510)	(9,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	1,185,300	1,611,300
Proceeds from related party loan	2,110,000	—
Cash settlement of contingent consideration for Be Social	—	(506,587)
Proceeds from convertible notes payable	—	1,000,000
Repayment of term loan	(488,505)	(214,286)
Proceeds from notes payable	—	2,215,000
Repayment of notes payable	—	(58,000)
Principal payments on finance leases	(45,280)	—
Net cash provided by financing activities	2,761,515	4,047,427

Net increase in cash and cash equivalents and restricted cash	2,286,244	931,514
Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$9,846,935	$8,129,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$909,355	$940,162
Lease liabilities arising from obtaining right-of-use assets	$50,666	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of contingent consideration for Be Social (2023) in shares of common stock	$—	$265,460
Settlement of Special Projects working capital adjustment in shares of common stock	$886,077	$—
Issuance of shares of common stock for the conversion of two convertible notes payable	$—	$900,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Six Months Ended June 30,
	2024	2023

Cash and cash equivalents	$8,718,975	$7,001,403
Restricted cash	1,127,960	1,127,960
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$9,846,935	$8,129,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	18,219,531	$273,293	$153,293,756	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	350,000	5,250	489,950	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	69,922	1,049	99,828	—	100,877
Issuance of shares related to services received	—	—	25,000	375	36,394	—	36,769
Balance March 31, 2024	50,000	$1,000	18,664,453	$279,967	$153,924,812	$(133,937,971)	$20,267,808
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(1,624,458)	(1,624,458)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	600,000	9,000	681,100	—	690,100
Share-based compensation	—	—	3,096	46	4,592	—	4,638
Issuance of shares related to Special Projects acquisition	—	—	714,578	10,719	875,358	—	886,077
Issuance of shares related to asset acquisition of GlowLab Collective LLC	—	—	29,104	437	(437)	—	—
Issuance of shares related to employment agreements	—	—	185,185	2,778	201,027	—	203,805
Balance June 30, 2024	50,000	$1,000	20,196,416	$302,947	$155,686,452	$(135,562,429)	$20,427,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	12,340,664	$185,110	$143,119,461	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	250,000	3,750	525,700	—	529,450
Issuance of shares related to employment agreements	—	—	36,672	550	74,091	—	74,641
Balance March 31, 2023	50,000	$1,000	12,627,336	$189,410	$143,719,252	$(112,183,799)	$31,725,863
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(7,959,244)	(7,959,244)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	600,000	9,000	1,072,850	—	1,081,850
Conversion of convertible note payable	—	—	450,000	6,750	893,250	—	900,000
Issuance of shares related to the Be Social acquisition	—	—	145,422	2,181	263,279	—	265,460
Issuance of shares related to employment agreements	—	—	45,245	679	89,880	—	90,559
Balance June 30, 2023	50,000	$1,000	13,868,003	$208,020	$146,038,511	$(120,143,043)	$26,104,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West LLC (“42West”) including BHI Communications Inc (“BHI”) that merged with 42West effective January 1, 2024, The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept., LLC (“The Digital Dept.”) formerly known as Socialyte, LLC (“Socialyte”) and Be Social Public Relations LLC (“Be Social”) that merged effective January 1, 2024 and Special Projects LLC (“Special Projects”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Viewpoint Computer Animation, Incorporated (“Viewpoint”), Shore Fire, The Digital Dept. and Special Projects. During the three months ended June 30, 2024, the Company ceased the operations of Viewpoint. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance on income tax disclosures (Accounting Standards Update “ASU” 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.

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

 NOTE 2 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 13.

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

Content Production

The Content Production (“CPD”) segment generates revenue from the production of original motion pictures and other digital content production. In the CPD segment, we typically identify performance obligations depending on the type of service, for which we generally act as the principal. Revenue from motion pictures is recognized upon transfer of control of the licensing rights of the motion picture to the customer. For minimum guarantee licensing arrangements, the amount related to each performance obligation is recognized when the content is delivered, and the window for exploitation rights in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content. For sales or usage-based royalty income, revenue is recognized starting at the exhibition date and is based on the Company’s participation in the box office receipts of the theatrical exhibitor and the performance of the motion picture.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the six months ended June 30, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the three and six months ended June 30, 2023, no revenues were recognized from the content licensing arrangement.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Entertainment publicity and marketing	$11,449,089	$11,024,935	$23,263,840	$20,916,356
Content production	—	—	3,421,141	—
Total Revenues	$11,449,089	$11,024,935	$26,684,981	$20,916,356

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of June 30, 2024 and December 31, 2023 were as follows:

Contract Liabilities
Balance as of December 31, 2023	$1,451,709
Balance as of June 30, 2024	851,402
Change	$600,307

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

Revenues for the three and six months ended June 30, 2024 and 2023 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Amounts included in the beginning of year contract liability balance	$97,533	$481,134	$1,106,077	$1,170,151

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

 NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2024, the Company had a balance of $25,211,206 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Shore Fire, The Digital Dept. and Special Projects. All of the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. During the three months ended June 30, 2024, the Company determined to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint as of June 30, 2024 immediately prior to the decision to shut down. This impairment is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible Assets

Finite-lived intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$16,512,387	$8,262,667	$8,249,720	$16,512,387	$7,445,973	$9,066,414
Trademarks and trade names	4,928,583	3,030,333	1,898,250	4,928,583	2,785,333	2,142,250
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$22,130,970	$11,983,000	$10,147,970	$22,130,970	$10,921,306	$11,209,664

Amortization expense associated with the Company’s intangible assets was $530,847 and $503,357 for the three months ended June 30, 2024, and 2023, respectively, and $1,061,694 and $1,009,197 for the six months ended June 30, 2024 and 2023, respectively.

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows:

2024	$1,592,542
2025	1,986,973
2026	1,849,969
2027	1,212,087
2028	906,162
Thereafter	2,600,237
$10,147,970

NOTE 4 —ACQUISITIONS

Special Projects Media LLC

On October 2, 2023, (the “Special Projects Closing Date”), the Company acquired all of the issued and outstanding membership interests of Special Projects Media LLC, a New York limited liability company (“Special Projects”), pursuant to a membership interest purchase agreement (the “Special Projects Purchase Agreement”) between the Company and Andrea Oliveri, Nicole Vecchiarelli, Foxglove Corp and Alexandra Alonso (“Special Projects Sellers”). Headquartered in New York and Los Angeles, Special Projects is a talent booking and events agency that elevates media, fashion, and lifestyle brands.

The total consideration paid by the Company in connection with the acquisition of Special Projects was approximately $10.4 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5,000,000 cash and issued the Sellers 2,500,000 shares of the Company’s common stock. On May 15, 2024, the Company issued 714,578 shares of the Company’s common stock as settlement for the working capital and excess cash adjustment, pursuant to the Special Projects Purchase Agreement. The Company partially financed the cash portion of the consideration with the BankUnited Loan Agreement described in Note 7.

As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

The following table summarizes the final fair value of the consideration transferred, after measurement period adjustments:

Cash paid to sellers at closing	$5,000,000
Working capital and excess cash adjustment	886,077
Fair value of common stock issued to the Special Projects Sellers	4,525,000
Fair value of the consideration transferred	$10,411,077

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

	October 2, 2023 (As initially reported)	Measurement Period Adjustments (1)	June 30, 2024 (As adjusted)
Cash	$521,821	$—	$521,821
Accounts receivable	1,155,871	—	1,155,871
Other current assets	11,338	—	11,338
Right-of-use asset	90,803	—	90,803
Other assets	30,453	—	30,453
Intangibles	3,740,000	—	3,740,000
Total identifiable assets acquired	5,550,286	—	5,550,286

Accounts payable	(764,641)	—	(764,641)
Accrued expenses and other current liabilities	(15,000)	—	(15,000)
Lease liability	(90,803)	—	(90,803)
Deferred revenue	(30,000)	—	(30,000)
Total liabilities assumed	(900,444)	—	(900,444)
Net identifiable assets acquired	4,649,842		4,649,842
Goodwill	5,579,547	181,688	5,761,235
Fair value of the consideration transferred	$10,229,389	$181,688	$10,411,077

(1)	On May 14, 2024, the Company entered into an agreement with the sellers of Special Projects to amend the Special Projects Purchase Agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the Special Projects Purchase Agreement, plus a ten percent premium be paid to the sellers of Special Projects by issuing 714,578 shares of its common stock on May 15, 2024. The adjustment resulted in an increase to the purchase price and an increase to goodwill.

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Special Projects had been acquired on January 1, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$11,912,290	$22,527,750
Net Loss	$(7,488,933)	$(10,090,320)

The pro forma amounts for 2023 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisition had been recorded on January 1, 2023, (b) include interest expense on the BKU Term Loan (see Note 7) in the amount of $58,871 and $119,838 for the three and six months ended June 30, 2023, respectively, and (c) eliminate $97,238 and $208,610 of revenue and expenses related to work performed by Special Projects for Dolphin for the three and six months ended June 30, 2023, respectively.

The impact of the acquisition of Special Projects on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for several reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2023, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

NOTE 5 — NOTES RECEIVABLE

The Company holds an equity method investment in JDDC Elemental LLC (“Midnight Theatre”). On various dates during the three months ended June 30, 2024, Midnight Theatre issued three unsecured convertible promissory notes to the Company with an aggregate principal of $1,135,000, respectively, each with a ten percent (10%) per annum simple coupon rate, which mature between May 2025 and June 2025.

On July 15, 2024 and August 9, 2024, Midnight Theatre issued two unsecured convertible promissory notes to the Company with aggregate principals of $110,000 and $135,000, respectively, with a ten percent (10%) per annum simple coupon rate, with maturity dates of July 15, 2025 and August 9, 2025.

NOTE 6 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	248,712	310,797
Accrued commissions	358,796	697,106
Accrued bonuses	975,444	971,276
Talent liability	4,445,561	2,983,577
Accumulated customer deposits	2,781,165	432,552
Other	860,563	1,678,806
Other current liabilities	$10,290,241	$7,694,114

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 — DEBT

Total debt of the Company was as follows as of June 30, 2024 and December 31, 2023:

Debt Type	June 30, 2024	December 31, 2023
Convertible notes payable	$5,100,000	$5,100,000
Convertible note payable - fair value option	290,000	355,000
Non-convertible promissory notes	3,880,000	3,880,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party	3,217,873	1,107,873
Revolving line of credit	400,000	400,000
Term loan, net of debt issuance costs	5,002,520	5,482,614
Total debt	$20,890,393	$19,325,487
Less current portion of debt	(5,323,468)	(4,880,651)
Noncurrent portion of debt	$15,566,925	$14,444,836

The table below details the maturity dates of the principal amounts for the Company’s debt as of June 30, 2024:

Debt Type	Maturity Date	2024	2025	2026	2027	2028	Thereafter
Convertible notes payable	Between October 2024 and March 2030	$—	$—	$1,750,000	$3,350,000	$—	$500,000
Non-convertible promissory notes	Between November 2024 and March 2029	500,000	750,000	—	—	2,215,000	415,000
Non-convertible promissory notes - Socialyte	September 2023 (A)	3,000,000	—	—	—	—	—
Revolving line of credit	September 2024	400,000	—	—	—	—	—
Term loan	September 2028	508,968	1,083,866	1,176,307	1,276,631	1,028,244	—
Loans from related party	Between December 2026 and June 2029	—	—	1,107,873	—	—	2,110,000
		$4,408,968	$1,833,866	$4,034,180	$4,626,631	$3,243,244	$3,025,000

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

Convertible Notes Payable

As of June 30, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $2.50 per share, four of the convertible notes payable may not be converted at a price less than $2.00 per share, and three of the convertible notes payable may not be converted at a price less than $1.00 per share. As of both June 30, 2024 and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $127,500 and $141,583 during the three months ended June 30, 2024 and 2023, respectively, and $255,250 and $286,139 during the six months ended June 30, 2024 and 2023, respectively. In addition, the Company made cash interest payments amounting to $255,250 and $305,573, respectively, during the six months ended June 30, 2024 and 2023, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with a principal amount of $500,000 as of June 30, 2024 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $290,000 and $355,000 in noncurrent liabilities as of June 30, 2024 and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value. See Note 9 – Fair Value Measurements for further discussion on the valuation of the convertible promissory note payable.

The Company recorded gains in fair value of $40,000 and $4,000 for the three months ended June 30, 2024 and 2023, respectively, and a gain in fair value of $65,000 and a loss in fair value of $6,444 for the six months ended June 30, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended June 30, 2024 and 2023, and $19,726 for both the six months ended June 30, 2024 and 2023. In addition, the Company made cash interest payments amounting to $19,726 for both the six months ended June 30, 2024 and 2023, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

As of June 30, 2024, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,880,000, which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

As of both June 30, 2024 and December 31, 2023, the Company had a balance of $900,000 and $500,000, respectively, recorded as current liabilities and $2,980,000 and $3,380,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $153,468 for the three months ended June 30, 2024 and 2023, respectively, and $194,000 and $210,053 for the six months ended June 30, 2024 and 2023, respectively. The Company made interest payments of $194,000 and $127,211 during the six months ended June 30, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. The Company has filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 17.

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively and $65,000 for the three and six months ended June 30, 2023. No interest payments were made during the three and six months ended June 30, 2024 and 2023, related to the Socialyte Promissory Note.

BankUnited Loan Agreement

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”), which includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) $750,000 of a secured revolving line of credit (“BKU Line of Credit”), and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BankUnited Loan Agreement refinanced the Company’s previous credit facility with BankProv.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest on the BKU Term Loan accrues at 8.10% fixed rate per annum. Principal and interest on the BKU Term Loan shall be payable on a monthly basis based on a 5-year amortization. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle.

The BankUnited Loan Agreement contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Loan Agreement contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000.

As of June 30, 2024 and December 31, 2023, the Company had a balance of $5,002,520 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $71,496 and $79,907, respectively. As of June 30, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit. On July 23, 2024, the Company repaid the outstanding BKU Line of Credit principal balance of $400,000.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 and $8,411 for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2024, the Company did not use the BKU Commercial Card.

NOTE 8 — LOANS FROM RELATED PARTY

On June 1, 2021, the Company exchanged a promissory note that had been issued on October 1, 2016, for a nonconvertible promissory note with a principal balance of $1,107,873 that matures on December 31, 2026 and bears interest at 10% per annum. The nonconvertible promissory note was issued to Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”). On April 29, 2024 and June 10, 2024, the Company issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of June 30, 2024 and December 31, 2023, the Company had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $150,637 and $277,423, respectively, related to the DE LLC Notes. For both the six months ended June 30, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Notes. During the six months ended June 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

On January 16, 2024 and May 28, 2024, the Company issued two nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000 and $75,000, respectively, and received proceeds of $975,000 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029 and May 28, 2029, respectively. As of June 30, 2024, the Company had a principal balance of $975,000, and accrued interest of $41,667. The Company did not make cash payments during the six months ended June 30, 2024 related to the Mock Notes.

The Company recorded interest expense of $68,760 and $27,621 for the three months ended June 30, 2024 and 2023, respectively, and $114,881 and $54,938 for the six months ended June 30, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	June 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$8,718,975	$8,718,975	$6,432,731	$6,432,731
Restricted cash	1	1,127,960	1,127,960	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,100,000	$4,115,000	$5,100,000	$4,875,000
Convertible note payable at fair value	3	290,000	290,000	355,000	355,000
Warrant liability	3	—	—	5,000	5,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible notes payable

As of June 30, 2024, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,100,000. See Note 8 for further information on the terms of these convertible notes.

		June 30, 2024		December 31, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2026	3	$800,000	$655,000	$800,000	$817,000
10% convertible notes due in November 2026	3	300,000	246,000	300,000	$285,000
10% convertible notes due in December 2026	3	650,000	526,000	650,000	$649,000
10% convertible notes due in January 2027	3	800,000	693,000	800,000	$821,000
10% convertible notes due in June 2027	3	150,000	121,000	150,000	140,000
10% convertible notes due in August 2027	3	2,000,000	1,567,000	2,000,000	$1,808,000
10% convertible notes due in September 2027	3	400,000	307,000	400,000	$355,000
		$5,100,000	$4,115,000	$5,100,000	$4,875,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	June 30, 2024	December 31, 2023
Stock Price	$0.94	$1.71
Minimum Conversion Price	$2.00 - 2.50	$2.00 - 2.50
Annual Asset Volatility Estimate	75%	80%
Risk Free Discount Rate	4.50% - 4.66%	3.95% - 5.01%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of June 30, 2024, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2023 to June 30, 2024:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2023	$355,000
(Gain) Loss on the change in fair value reported in the condensed consolidated statements of operations	(65,000)
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2024	$290,000

The estimated fair value of the March 4th Note as of June 30, 2024 and December 31, 2023, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	June 30, 2024	December 31, 2023
Face value principal payable	$500,000	$500,000
Original conversion price	$3.91	$3.91
Value of common stock	$0.94	$1.71
Expected term (years)	5.68	6.16
Volatility	90%	90%
Risk free rate	4.33%	4.41%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrants. The Series I Warrants are measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair values of the Series I Warrants were nominal as of June 30, 2024 and December 31, 2023. The Series I Warrants expire on September 4, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2024, the Company sold 600,000 and 950,000 shares of its common stock, respectively, at prices ranging between $1.07 and $1.53 and received proceeds of $690,100 and $1,185,300.

During the three and six months ended June 30, 2023, the Company sold 600,000 and 850,000 shares of its common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,081,850 and $1,611,300, respectively.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of June 30, 2024.

NOTE 11 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(1,624,458)	$(7,959,244)	$(1,951,226)	$(10,928,564)
Net income attributable to participating securities	—	—	—	—
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	(1,624,458)	(7,959,244)	(1,951,226)	(10,928,564)
Change in fair value of convertible notes payable	(40,000)	—	(65,000)	—
Interest expense	9,863	—	19,726	—
Numerator for diluted loss per share	$(1,654,595)	$(7,959,244)	$(1,996,500)	$(10,928,564)

Denominator
Denominator for basic EPS - weighted-average shares	19,446,310	13,212,311	18,962,067	12,926,273
Effect of dilutive securities:
Convertible notes payable	127,877	—	127,877	—
Denominator for diluted EPS - adjusted weighted-average shares	19,574,187	13,212,311	19,089,944	12,926,273

Basic loss per share	$(0.08)	$(0.60)	$(0.10)	$(0.85)
Diluted loss per share	$(0.08)	$(0.60)	$(0.10)	$(0.85)

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

The Company’s convertible note payable at fair value, the warrants and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three and six months ended June 30, 2024 and 2023, the Company had a net loss and as such the two-class method is not presented.

For the three and six months ended June 30, 2024 potentially dilutive instruments including 4,468,085 shares and 3,982,869 shares, respectively, of common stock issuable upon conversion of convertible notes payable and 20,000 shares of common stock issuable upon exercise of warrants were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three and six months ended June 30, 2023, potentially dilutive instruments including 2,653,993 shares and 2,993,588 shares, respectively, of common stock issuable upon conversion of convertible notes payable were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three and six months ended June 30, 2023, the warrants were not included in diluted loss per share because the warrants were not “in the money”.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 NOTE 12 — RELATED PARTY TRANSACTIONS

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

As of June 30, 2024 and December 31, 2023, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,571,476 and $1,440,586, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 for both the three months ended June 30, 2024 and 2023, and $130,890 and $130,171 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO. During the six months ended June 30, 2023, the Company made interest payments in the amount of $400,000 in connection with the accrued compensation to the CEO.

The Company entered into several DE LLC Notes with an entity wholly owned by its CEO and into two Mock Notes with its CEO’s brother. See Note 8 for further discussion.

NOTE 13 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, The Digital Dept and Special Projects. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. During the six months ended June 30, 2024, BHI merged into 42West, Be Social and Socialyte merged to become The Digital Dept. and the operations of Viewpoint were ceased.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Income (loss) from operations on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. Salaries and related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. In addition, general and administrative expenses include rental expense and depreciation of property, equipment and leasehold improvements for properties occupied by corporate office employees. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2023.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the acquisitions of our wholly owned subsidiaries, the Company assigned $10,147,970 of intangible assets, net of accumulated amortization, and $25,211,206 of goodwill, as of June 30, 2024 to the EPM segment. Equity method investments during the three and six months ended June 30, 2023 are included within the EPM segment. There were no equity investments during the three and six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
EPM	$11,449,089	$11,024,935	$23,263,840	$20,916,356
CPD	—	—	3,421,141	—
Total	$11,449,089	$11,024,935	$26,684,981	$20,916,356

Segment Operating Income (Loss):
EPM	$29,830	$254,502	(344,534)	$(9,174,979)
CPD	(1,149,295)	(7,705,241)	(610,392)	(841,760)
Total operating loss	(1,119,465)	(7,450,739)	(954,926)	(10,016,739)
Interest expense, net	(521,453)	(349,533)	(1,019,221)	(603,386)
Other income (expenses), net	40,000	9,000	70,000	(1,444)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(1,600,918)	$(7,791,272)	(1,904,147)	$(10,621,569)

	As of June 30, 2024	As of December 31, 2023
Total assets:
EPM	$58,981,734	$62,908,337
CPD	6,592,201	3,346,637
Total	$65,573,935	$66,254,974

NOTE 14 — LEASES

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

Operating Leases	As of June 30, 2024	As of December 31, 2023
Assets
Right-of-use asset	$4,493,260	$5,469,743

Liabilities
Current
Lease liability	$1,890,443	$2,141,240

Noncurrent
Lease liability	$3,139,618	$3,986,787

Total operating lease liability	$5,030,061	$6,128,027

Finance Lease	As of June 30, 2024	As of December 31, 2023
Assets
Right-of-use asset	$145,014	$129,993

Liabilities
Current
Lease liability	$69,392	$50,973

Noncurrent
Lease liability	$80,831	$81,855

Total finance lease liability	$150,223	$132,828

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2024 and 2023 for operating and financing leases, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2024	2023	2024	2023
Operating lease costs	Selling, general and administrative expenses	$681,523	$706,140	$1,356,192	$1,409,593
Sublease income	Selling, general and administrative expenses	(105,732)	(107,270)	(211,083)	(220,382)
Net operating lease costs		$575,791	$598,870	$1,145,109	$1,189,211

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2024	2023	2024	2023
Amortization of right-of-use assets	Selling, general and administrative expenses	$27,356	$3,501	$40,982	$3,501
Interest on lease liability	Selling, general and administrative expenses	4,605	834	6,769	834
Total finance lease costs		$31,961	$4,335	$47,751	$4,335

Lease Payments

For the six months ended June 30, 2024 and 2023, the Company made payments in cash related to its operating leases in the amounts of $1,333,342 and $1,386,214, respectively.

Future minimum lease payments for leases for the remainder of 2024 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2024	$1,254,792	$39,276
2025	1,979,589	78,549
2026	1,782,057	45,042
2027	719,794	—
2028	—	—
Thereafter	—	—
Total lease payments	$5,736,232	$162,867
Less: Imputed interest	(706,171)	(12,644)
Present value of lease liabilities	$5,030,061	$150,223

As of June 30, 2024, the Company’s weighted average remaining lease term on its operating and finance leases is 2.65 years and 2.10 years, respectively, and the Company’s weighted average discount rate is 8.92% and 8.46% related to its operating and finance leases, respectively.

NOTE 15 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin each agreed to fund 50% of the production budget. As of June 30, 2024, we had paid $2,250,000 in connection with this agreement.

On April 25, 2023, IMAX entered into the Amazon Agreement for the distribution rights of The Blue Angels. The Amazon Agreement was determined to be entity-customer relationship, and the revenue recognized from the agreement was recorded separately as revenue from a customer. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

During the six months ended June 30, 2024, the Company recorded net revenues of $3,421,141, from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from the Amazon Agreement upon delivery of the film by IMAX to Amazon Content Services LLC, the Company’s single performance obligation under the Amazon Agreement. On July 9, 2024, the Company received a second installment from IMAX in the amount of $2,556,452.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), allowing for 2,000,000 shares to be granted under the 2017 Plan. During the six months ended June 30, 2024, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the three months ended June 30, 2024, and the three and six months ended June 30, 2023, the Company did not issue any awards under the 2017 Plan. The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of the grant, which was $1.44.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. The Company recognized compensation expense for RSUs of $4,638 and $9,522 for the three and six months ended June 30, 2024, respectively, which is included in payroll and benefits in the condensed consolidated statements of operations. The related income tax benefit for the three and six months ended June 30, 2024, was inconsequential. There was no share-based compensation recognized for the three and six months ended June 30, 2023. As of June 30, 2024, unrecognized compensation expense, net of actual forfeitures, related to RSUs of $8,436 is expected to be recognized over a weighted-average period of 0.55 years. No RSUs vested during the three and six months ended June 30, 2023.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2023	—	$—
Granted	13,568	1.44
Forfeited	(1,096)	1.44
Vested	(6,613)	1.44
Outstanding (nonvested), June 30, 2024	5,859	$1.44

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures, the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. The defendants have been served with the complaint and their response is due September 16, 2024. The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

NOTE 18 — SUBSEQUENT EVENTS

Elle Communications Acquisition

On July 15, 2024 (the “Elle Closing Date”), the Company acquired all of the issued and outstanding membership interests of Elle Communications, LLC, a California limited liability company (“Elle”), pursuant to a membership interest purchase agreement dated the Elle Closing Date (the “Elle Purchase Agreement”), by and between the Company and Danielle Finck (the “Seller”). Elle is a California-based communications agency. On the Elle Closing Date, Elle became a division of 42West.

On the Elle Closing Date, the Company paid the Seller an aggregate of $2,025,000 in cash and issued 2,089,783 shares of common stock of the Company, par value $0.015 to the Seller, as consideration for the acquisition of Elle, which amount is subject to adjustment based on a customary post-closing cash consideration adjustment. The Company shall pay an additional $450,000 in cash on March 31, 2025, which amount is subject to adjustment based on Elle’s revenue for the year ended December 31, 2024.

The Seller entered into an executive employment agreement with the Company and will continue as an employee of the Company for a four-year term after the Elle Closing Date. The Seller also entered into a lock-up agreement with the Company restricting the Seller’s ability to transfer the shares of common stock received pursuant to the Elle Purchase Agreement for the period of two (2) years after the Elle Closing Date subject to certain leak out provisions. The Elle Purchase Agreement contains customary representations, warranties and covenants.

Nasdaq - Non-Compliance with Minimum Bid Price

On August 12, 2024, the Company received a deficiency notice from The Nasdaq Stock Market (“Nasdaq”) informing the Company that its common stock, par value $0.015 per share (the “Common Stock”), fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the notice from Nasdaq.

        Nasdaq’s notice has no immediate effect on the listing of the Common Stock on The Nasdaq Capital Market and, at this time, the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “DLPN”. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until February 10, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to February 10, 2025.

        If the Company is unable to regain compliance by February 10, 2025, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180 calendar day period, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

        The Company intends to monitor the closing bid price of its Common Stock and is considering its options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules, including holding its 2024 annual meeting of shareholders on September 24, 2024 (the “Annual Meeting”). At the Annual Meeting, the Company will seek shareholder approval for the option to implement a reverse stock split of the Company’s Common Stock at a ratio of 1-for-2 (the “Reverse Stock Split”).

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

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as public relations companies in new and distinct entertainment verticals, can create synergistic opportunities and bolster profits and cash flow. We completed the acquisition of Special Projects during 2023 (discussed below) and completed the acquisition of Elle Communications, LLC in July of 2024. We will continue to identify potential acquisition targets but there is no assurance that one will be identified nor that we will be successful in completing the acquisition if one is identified.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. As of June 30, 2024, we had paid $2,250,000 in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the six months ended June 30, 2024, we recorded revenue of $3,421,141 related to the Amazon Agreement. On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement and on July 9, 2024, the Company received the second installment from IMAX in the amount of $2,556,452.

 The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

Revenues

For the three and six months ended June 30, 2024 and 2023, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the six months ended June 30, 2024, we generated income in our content production segment related to the “The Blue Angels” documentary motion picture.

The table below sets forth the percentage of total revenue derived from our segments for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Entertainment publicity and marketing	100%	100%	86.9%	100%
Content production	—%	—%	13.1%	—%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue. Direct costs also include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(5)	Impairment of goodwill – includes an impairment charge related to ceasing operations of Viewpoint.

(6)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations. There was no contingent consideration outstanding during the three and six months ended June 30, 2024.
(7)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and six months ended June 30, 2024 and 2023, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and warrants; (2) interest income; and (3) interest expense.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2024 as compared to three and six months ended June 30, 2023

Revenues

For the three and six months ended June 30, 2024 and 2023 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Entertainment publicity and marketing	$11,449,089	$11,024,935	$23,263,840	$20,916,356
Content production	—	—	3,421,141	—
Total revenue	$11,449,089	$11,024,935	$26,684,981	$20,916,356

Revenues from entertainment publicity and marketing increased by approximately $0.4 million and $2.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. The increase for the six months ended June 30, 2024 is primarily driven by increases across substantially all subsidiaries, as well as the inclusion of $1.6 million of Special Projects revenues that were not present in 2023. For the three months ended June 30, 2024, the increase is primarily driven by inclusion of $0.8 million in revenues of Special Projects that were not present in 2023 offset by a decrease in the revenues of Viewpoint. The Company decided to cease the operations of Viewpoint during the three months ended June 30, 2024.

Revenues from content production increased by approximately $3.4 million during the six months ended June 30, 2024, compared to the same period in the prior year, in connection with revenue generated from The Blue Angels documentary film, which was released in theatres on May 17, 2024.

Expenses

For the three and six months ended June 30, 2024 and 2023, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Expenses:
Direct costs	$216,247	$217,245	$2,535,474	$436,141
Payroll and benefits	9,195,018	8,677,493	18,769,269	17,732,223
Selling, general and administrative	1,864,852	2,005,286	3,841,843	3,877,223
Depreciation and amortization	555,694	543,939	1,108,797	1,077,035
Impairment of goodwill	190,565	6,517,400	190,565	6,517,400
Change in fair value of contingent consideration	—	17,741	—	33,226
Legal and professional	546,178	496,570	1,193,959	1,259,847
Total expenses	$12,568,554	$18,475,674	$27,639,907	$30,933,095

  Direct costs remained consistent for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and increased $2.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in direct costs for the six months ended June 30, 2024 is directly attributable to (i) $1.8 million of capitalized production costs being amortized for the production of The Blue Angels and (ii) the increase in subsidiaries’ revenues as compared with the same periods in the prior year.

Payroll and benefits expenses increased by approximately $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, primarily due to the inclusion of the Special Projects payroll expenses in the three and six months ended June 30, 2024.

Selling, general and administrative expenses decreased by approximately $0.1 million and $35.4 thousand for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The decrease is mainly due to a decrease in office rent expense from the expiration of one of our New York office leases in August of 2023.

Depreciation and amortization remained consistent for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. The minor increases related primarily to the depreciation of Special Projects property and equipment during the three and six months ended June 30, 2024.

Impairment of goodwill was $0.2 million for both the three and six months ended June 30, 2024 relating to the goodwill allocated to one of our subsidiaries and $6.5 million for both the three and six months ended June 30, 2023 for the goodwill allocated to a different subsidiary. Refer to Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion on the impairment.

Change in fair value of the contingent consideration was $17.7 thousand and $33.2 thousand for the three and six months ended June 30, 2023 and all related to the settlement of the contingent consideration for the acquisition of Be Social. As all contingent consideration was settled by June 2023, there were no changes in fair value of contingent consideration for the three and six months ended June 30, 2024.

Legal and professional fees remained consistent for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.

Other Income and Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Other Income and expenses:
Change in fair value of convertible notes	$40,000	$4,000	$65,000	$(6,444)
Change in fair value of warrants	—	5,000	5,000	5,000
Interest income	731	103,104	6,600	205,121
Interest expense	(522,184)	(452,637)	(1,025,821)	(808,507)
Total other (expenses) income, net	$(481,453)	$(340,533)	$(949,221)	$(604,830)

Change in fair value of convertible notes – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, we recorded gains in the change in fair value of the convertible note issued in 2020 in the amount of $40.0 thousand and $4.0 thousand, respectively. For the six months ended June 30, 2024 and 2023, we recorded a change in fair value of the convertible note issued in 2020 in the amount of a gain of $65.0 thousand and a loss of $6.4 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain in the change in fair value was recorded within net (loss) income.

Change in fair value of warrants – Warrants issued with the convertible note payable at fair value issued in 2020 were initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective warrant liability recognized as other income or expense. The change in fair value of the 2020 warrants that were not exercised decreased minimally for the three and six months ended June 30, 2024 and 2023.

Interest income – Interest income decreased by $0.1 million and $0.2 million for the three and six months ended June 30, 2024 as compared to the same periods in the prior year, primarily due to the write-off of notes receivable in the fourth quarter of 2023.

Interest expense – Interest expense increased by $69.5 thousand and $0.2 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. The increases were primarily due to increased convertible and nonconvertible notes and the term loan outstanding during 2023 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of approximately $23.5 thousand and $47.1 thousand for the three and six months ended June 30, 2024, respectively, and approximately $33.1 thousand and $60.2 thousand for the three and six months ended June 30, 2023, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

 Equity in Losses of Unconsolidated Affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investments. The Company impaired its equity investment in the unconsolidated affiliates during the fourth quarter of 2023, therefore no income or loss has been recorded during the three and six months ended June 30, 2024.

Net Loss

Net loss was approximately $1.6 million or $(0.08) per share based on 19,446,310 weighted average shares outstanding for basic loss per share and $1.7 million of $(0.08) per share based on 19,574,187 weighted average shares outstanding fully diluted loss per share, for the three months ended June 30, 2024. Net loss was approximately $8.0 million or $(0.60) per share based on 13,212,311 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the three months ended June 30, 2023. The change in net loss for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, is related to the factors discussed above.

Net loss was approximately $2.0 million or $(0.10) per share based on both 18,962,067 weighted average shares outstanding for basic loss per share and 19,089,944 fully diluted loss per share, for the six months ended June 30, 2024. Net loss was approximately $10.9 million or $(0.85) per share based on 12,926,273 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the six months ended June 30, 2023. The change in net loss for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2024	2023
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$661,239	$(3,106,462)
Net cash used in investing activities	(1,136,510)	(9,451)
Net cash provided by financing activities	2,761,515	4,047,427
Net increase in cash and cash equivalents and restricted cash	2,286,244	931,514

Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$9,846,935	$8,129,363

Operating Activities

Cash provided by operating activities was $0.7 million for the six months ended June 30, 2024, a change of $3.8 million from cash used in operating activities of $3.1 million for six months ended June 30, 2023. The increase in cash flows from operations was primarily as a result a $9.0 million of decreased net loss for the period, offset by $4.9 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and other non-cash losses and $0.3 million net change in working capital.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 were $1.1 million, mainly related to the issuance of notes receivable to Midnight Theatre. There were no significant cash flows used in investing activities for the six months ended June 30, 2023.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2024 were $2.8 million, which mainly related to:

Inflows:

•	$2.1 million of proceeds from related party loan.
•	$1.2 million of proceeds from the Lincoln Park equity line of credit (discussed below).

Outflows:

•	$0.5 million of repayment of existing term loan.

Cash flows provided by financing activities for the six months ended June 30, 2023 were $4.0 million, which mainly related to:

Inflows:

•	$2.2 million of proceeds from notes payable.
•	$1.0 million of proceeds from convertible notes payable.
•	$1.6 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.3 million of repayment of notes payable and the term loan.
•	$0.5 million of settlement of cash portion of contingent consideration for Be Social.

 Debt and Financing Arrangements

Total debt amounted to $20.9 million as of June 30, 2024, compared to $19.3 million as of December 31, 2023, an increase of $1.6 million, primarily related to an increase in related party nonconvertible promissory notes.

Our debt obligations in the next twelve months from June 30, 2024 are $5.3 million, an increase of $0.4 million from $4.9 million from those as of December 31, 2023. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three and six months ended June 30, 2024, the Company sold 600,000 and 950,000 shares of its common stock, respectively, at prices ranging between $1.07 and $1.53 and received proceeds of $690,100 and 1,185,300.

During the three and six months ended June 30, 2023, the Company sold 600,000 and 850,000 shares of its common stock, respectively, at prices ranging between $1.65 and $2.27 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1,081,850 and $1,611,300, respectively.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of June 30, 2024.

Convertible Notes Payable

As of June 30, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $2.50 per share, four of the convertible notes payable may not be converted at a price less than $2.00 per share, and three of the convertible notes payable may not be converted at a price less than $1.00 per share.

The Company recorded interest expense related to these convertible notes payable of $127,500 and $141,583 during the three months ended June 30, 2024, and 2023, respectively, and $255,250 and $286,139 during the six months ended June 30, 2024, and 2023, respectively. In addition, the Company made cash interest payments amounting to $255,250 and $305,573 during the six months ended June 30, 2024 and 2023, respectively, related to the convertible notes payable.

As of both June 30, 2024, and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the Company’s condensed consolidated balance sheets.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2024 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $290,000 and $355,000 in noncurrent liabilities as of June 30, 2024, and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

The Company recorded gains in fair value of $40,000 and $4,000 for the three months ended June 30, 2024, and 2023, respectively, and a gain in fair value of $65,000 and a loss in fair value of $6,444 for the six months ended June 30, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended June 30, 2024 and 2023, and $19,726 for both the six months ended June 30, 2024 and 2023. In addition, the Company made cash interest payments amounting to $19,726 for both the six months ended June 30, 2024 and 2023, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of June 30, 2024, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,880,000, which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

As of both June 30, 2024 and December 31, 2023, the Company had a balance of $900,000 and $500,000, respectively, net of debt discounts recorded as current liabilities and $$2,980,000 and $3,380,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $153,468 for the three months ended June 30, 2024 and 2023, respectively, and $194,000 and $210,053 for the six months ended June 30, 2024 and 2023, respectively. The Company made interest payments of $194,000 and $127,211 during the six months ended June 30, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. The Company has filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively and $65,000 for the three and six months ended June 30, 2023. No interest payments were made during the three and six months ended June 30, 2024 and 2023, related to the Socialyte Promissory Note.

Nonconvertible Promissory Note from Related Parties

The Company issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, the Company issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of June 30, 2024 and December 31, 2023, the Company had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $150,637 and $277,423, respectively, related to the DE LLC Notes. For both the six months ended June 30, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Notes. During the six months ended June 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

On January 16, 2024 and May 28, 2024, the Company issued two nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000 and $75,000, respectively, and received proceeds of $975,000 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029 and May 28, 2029, respectively. As of June 30, 2024, the Company had a principal balance of $975,000, and accrued interest of $41,667. The Company did not make cash payments during the six months ended June 30, 2024 related to this loan from related party.

The Company recorded interest expense of $68,760 and $27,621 for the three months ended June 30, 2024 and 2023, respectively, and $114,881 and $54,938 for the six months ended June 30, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes.

BankUnited Loan Agreement

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”), which includes: (i) $5,800,000 secured term loan (“BKU Term Loan”), (ii) $750,000 of a secured revolving line of credit (“BKU Line of Credit”), and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The BankUnited Loan Agreement refinanced the Company’s previous credit facility with BankProv.

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

The BankUnited Loan Agreement contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Loan Agreement contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000.

As of June 30, 2024 and December 31, 2023, the Company had a balance of $5,002,520 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $71,496 and $79,907, respectively. As of June 30, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit. On July 23, 2024, the Company repaid the outstanding BKU Line of Credit principal balance of $400,000.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 and $8,411 for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2024, the Company did not use the BKU Commercial Card.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, which have not been remediated as of the date of the filing of this report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures, the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. The defendants have been served with the complaint and their response is due September 16, 2024. The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement dated as of July 15, 2024, by and between Dolphin Entertainment, Inc. and Danielle Finck(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024)
10.1	Amendment to Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2024)
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2024.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

