Form 10-Q
period 2024-09-30
Dolphin Entertainment, Inc.
filed 2024-11-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of common stock outstanding was 11,162,026 as of November 11, 2024.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current
Cash and cash equivalents	$5,659,883	$6,432,731
Restricted cash	925,004	1,127,960
Accounts receivable:
Trade, net of allowance of $1,450,093 and $1,456,752, respectively	5,623,999	5,817,615
Other receivables	6,073,074	6,643,960
Other current assets	569,572	701,335
Total current assets	18,851,532	20,723,601

Capitalized production costs, net	568,929	2,295,275
Employee receivable	960,668	796,085
Right-of-use asset	4,140,985	5,599,736
Goodwill	21,622,279	25,220,085
Intangible assets, net	10,808,498	11,209,664
Property, equipment and leasehold improvements, net	131,321	194,223
Other long-term assets	216,305	216,305
Total Assets	$57,300,517	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES
Current
Accounts payable	$1,555,959	$6,892,349
Term loan, current portion	1,045,152	980,651
Notes payable, current portion	3,900,000	3,500,000
Revolving line of credit	—	400,000
Accrued interest – related party	1,910,915	1,718,009
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,839,587	2,192,213
Deferred revenue	745,489	1,451,709
Contingent consideration	436,000	—
Other current liabilities	10,747,662	7,694,114
Total current liabilities	24,805,764	27,454,045

Term loan, noncurrent portion	3,710,233	4,501,963
Revolving line of credit, noncurrent portion	400,000	—
Notes payable	2,980,000	3,380,000
Convertible notes payable	5,100,000	5,100,000
Convertible note payable at fair value	300,000	355,000
Loan from related party	3,217,873	1,107,873
Lease liability	2,844,526	4,068,642
Deferred tax liability	322,137	306,691
Warrant liability	—	5,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	43,699,448	46,298,129

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2024 and December 31, 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,112,492 and 9,109,766 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	166,687	136,646
Additional paid-in capital	157,688,200	153,430,403
Accumulated deficit	(144,254,818)	(133,611,204)
Total Stockholders’ Equity	13,601,069	19,956,845
Total Liabilities and Stockholders’ Equity	$57,300,517	$66,254,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$12,682,437	$10,184,511	$39,367,418	$31,100,867

Expenses:
Direct costs	254,574	185,308	2,790,043	621,449
Payroll and benefits	9,575,596	8,382,659	28,344,865	26,114,881
Selling, general and administrative	1,838,765	2,150,889	5,665,365	6,023,954
Acquisition costs	148,798	4,666	164,044	8,823
Depreciation and amortization	636,782	535,740	1,745,579	1,612,776
Impairment of goodwill	6,480,992	—	6,671,557	6,517,400
Impairment of intangible assets	—	341,417	—	341,417
Impairment of notes receivable	1,270,000	—	1,270,000	—
Change in fair value of contingent consideration	—	—	—	33,226
Legal and professional	631,629	695,188	1,825,588	1,955,037
Total expenses	20,837,136	12,295,867	48,477,041	43,228,963

Loss from operations	(8,154,699)	(2,111,356)	(9,109,623)	(12,128,096)

Other (expenses) income:
Change in fair value of convertible note	(10,000)	—	55,000	(6,444)
Change in fair value of warrants	—	—	5,000	5,000
Interest income	3,391	104,303	9,991	309,424
Interest expense	(533,454)	(604,669)	(1,559,276)	(1,413,177)
Total other (expenses) income, net	(540,063)	(500,366)	(1,489,285)	(1,105,197)

Loss before income taxes and equity in losses of unconsolidated affiliates	(8,694,762)	(2,611,722)	(10,598,908)	(13,233,293)

Income tax benefit (expense)	2,373	(31,059)	(44,706)	(91,243)

Net loss before equity in losses of unconsolidated affiliates	(8,692,389)	(2,642,781)	(10,643,614)	(13,324,536)

Equity in losses of unconsolidated affiliates	—	(1,220,547)	—	(1,467,356)

Net loss	$(8,692,389)	$(3,863,328)	$(10,643,614)	$(14,791,892)

Loss per share:
Basic	$(0.80)	$(0.55)	$(1.07)	$(2.22)
Diluted	$(0.80)	$(0.55)	$(1.07)	$(2.22)

Weighted average number of shares outstanding:
Basic	10,930,286	7,060,638	9,964,607	6,664,069
Diluted	10,930,286	7,060,638	9,964,607	6,664,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,643,614)	$(14,791,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,745,579	1,612,776
Share-based compensation	323,948	268,154
Share-based consulting fees	36,769	—
Amortization of capitalized production costs	1,781,810	—
Equity in losses of unconsolidated affiliates	—	297,769
Impairment of equity method investment	—	1,169,587
Impairment of goodwill	6,671,557	6,517,400
Impairment of notes receivable	1,270,000	—
Impairment of intangible assets	—	341,417
Impairment of capitalized production costs	—	49,412
Write-off of debt origination costs	—	91,859
Allowance for credit losses	301,030	566,610
Change in fair value of contingent consideration	—	33,226
Change in fair value of warrants	(5,000)	(5,000)
Change in fair value of convertible notes	(55,000)	6,444
Deferred income tax expense, net	15,446	91,244
Debt origination costs amortization	12,617	13,229
Changes in operating assets and liabilities:
Accounts receivable, trade and other	821,042	1,673,559
Other current assets	131,763	(430,217)
Capitalized production costs	(55,464)	(521,275)
Other long-term assets and employee receivable	(164,583)	(134,397)
Deferred revenue	(706,219)	374,269
Accounts payable	(5,340,875)	(1,120,809)
Accrued interest – related party	192,906	(120,802)
Other current liabilities	2,711,309	(851,107)
Lease liability, operating leases	(121,144)	(24,101)
Lease liability, finance leases	68,070	—
Net cash used in operating activities	(1,008,053)	(4,892,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,510)	(21,893)
Issuance of notes receivable	(1,380,000)	—
Proceeds from notes receivable repayment	110,000	—
Acquisition of Elle Communications LLC, net of cash acquired	(1,186,777)	—
Net cash used in investing activities	(2,458,287)	(21,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity line of credit agreement	1,185,300	2,162,150
Proceeds from related party loan	2,110,000	—
Cash settlement of contingent consideration for Be Social	—	(506,587)
Proceeds from convertible notes payable	—	1,000,000
Proceeds from term loan	—	5,800,000
Repayment of term loan	(739,847)	(2,972,402)
Proceeds from revolving line of credit	400,000	—
Repayment of revolving line of credit	(400,000)	—
Proceeds from notes payable	—	2,630,000
Repayment of notes payable	—	(88,101)
Early payment penalty on debt refinancing	—	(79,286)
Debt origination costs	—	(84,391)
Principal payments on finance leases	(64,917)	(14,180)
Net cash provided by financing activities	2,490,536	7,847,203

Net (decrease) increase in cash and cash equivalents and restricted cash	(975,804)	2,932,665
Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$6,584,887	$10,130,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$903,339	$1,216,956
Lease liabilities arising from obtaining right-of-use assets	$76,321	$159,090

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of contingent consideration for Be Social in shares of common stock	$—	$265,460
Issuance of shares of common stock related to the Elle Communications LLC acquisition	$1,768,792	$—
Settlement of Special Projects working capital adjustment in shares of common stock	$886,077	$—
Contingent consideration for Elle Communications, LLC acquisition	$436,000	$—
Issuance of shares of common stock for the conversion of two convertible notes payable	$—	$900,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Nine Months Ended September 30,
	2024	2023

Cash and cash equivalents	$5,659,883	$6,406,646
Restricted cash	925,004	3,723,868
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$6,854,887	$10,130,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,646	$153,430,403	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	175,000	2,625	492,575	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	34,961	524	100,353	—	100,877
Issuance of shares related to services received	—	—	12,500	188	36,581	—	36,769
Balance March 31, 2024	50,000	$1,000	9,332,227	$139,983	$154,064,796	$(133,937,971)	$20,267,808
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(1,624,458)	(1,624,458)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	300,000	4,500	685,600	—	690,100
Share-based compensation	—	—	1,548	23	4,615	—	4,638
Issuance of shares related to Special Projects acquisition	—	—	357,289	5,360	880,717	—	886,077
Issuance of shares related to asset acquisition of GlowLab Collective LLC	—	—	14,552	218	(218)	—	—
Issuance of shares related to employment agreements	—	—	92,592	1,389	202,416	—	203,805
Balance June 30, 2024	50,000	$1,000	10,098,208	$151,473	$155,837,926	$(135,562,429)	$20,427,970
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(8,692,389)	(8,692,389)
Share-based compensation	—	—	1,421	21	3,704	—	3,725
Issuance of shares related to Elle Communications, LLC acquisition	—	—	961,300	14,420	1,754,372	—	1,768,792
Issuance of shares related to employment agreements	—	—	51,563	773	92,198	—	92,971
Balance September 30, 2024	50,000	$1,000	11,112,492	$166,687	$157,688,200	$(144,254,818)	$13,601,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	6,170,332	$92,555	$143,212,016	$(109,214,479)	$34,091,092
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(2,969,320)	(2,969,320)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	125,000	1,875	527,575	—	529,450
Issuance of shares related to employment agreements	—	—	18,336	275	74,366	—	74,641
Balance March 31, 2023	50,000	$1,000	6,313,668	$94,705	$143,813,957	$(112,183,799)	$31,725,863
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(7,959,244)	(7,959,244)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	300,000	4,500	1,077,350	—	1,081,850
Conversion of convertible note payable	—	—	225,000	3,375	896,625	—	900,000
Issuance of shares related to the Be Social acquisition	—	—	72,711	1,091	264,369	—	265,460
Issuance of shares related to employment agreements	—	—	22,623	339	90,220	—	90,559
Balance June 30, 2023	50,000	$1,000	6,934,002	$104,010	$146,142,521	$(120,143,043)	$26,104,488
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(3,863,328)	(3,863,328)
Issuance of shares to Lincoln Park Capital, LLC	—	—	150,000	2,250	548,600	—	550,850
Issuance of shares related to employment agreements	—	—	28,742	431	102,523	—	102,954
Balance September 30, 2023	50,000	$1,000	7,112,744	$106,691	$146,793,644	$(124,006,371)	$22,894,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West LLC (“42West”) including BHI Communications Inc (“BHI”) that merged with 42West effective January 1, 2024, The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept., LLC (“The Digital Dept.”) formerly known as Socialyte, LLC (“Socialyte”) and Be Social Public Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries.

42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global PR and marketing leaders for the industries they serve. The Digital Dept. (formerly, Socialyte and Be Social) and newly formed Always Alpha, provide influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. The Digital Dept. is a talent management firm primarily focused on social media influencers in beauty, fashion, lifestyle and dermatology. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, Always Alpha, 42West, The Door, Viewpoint Computer Animation, Incorporated (“Viewpoint”), Shore Fire, The Digital Dept. and Special Projects. During the nine months ended September 30, 2024, the Company ceased the operations of Viewpoint. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

On October 16, 2024, the Company filed an amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a 1-for-2 reverse stock split (the “Reverse Stock Split”) of the authorized, issued and outstanding shares of the common stock. The Reverse Stock Split was effective as of 12:01 a.m. (Eastern Time) on October 16, 2024 (the “Effective Time”). The par value per share of common stock remains unchanged. As a result, each shareholder’s percentage ownership interest in the Company and proportional voting power remained unchanged. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share of common stock. All references to common stock or common stock price in these condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications had no impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows.

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

We also enter into management agreements with a roster of social media influencers, athletes, sports broadcasters and coaches and we are paid a percentage of the revenue earned by them. Due to the short-term nature of these contracts, in which we typically act as the agent, the performance obligation is typically completed and revenue is recognized net at a point in time, typically the date of publication.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the nine months ended September 30, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the three and nine months ended September 30, 2023, no revenues were recognized from the content licensing arrangement.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Entertainment publicity and marketing	$12,682,437	$10,184,511	$35,946,277	$31,100,867
Content production	—	—	3,421,141	—
Total Revenues	$12,682,437	$10,184,511	$39,367,418	$31,100,867

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of September 30, 2024 and December 31, 2023 were as follows:

Contract Liabilities
Balance as of December 31, 2023	$1,451,709
Balance as of September 30, 2024	745,489
Change	$706,220

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

Revenues for the three and nine months ended September 30, 2024 and 2023 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Amounts included in the beginning of year contract liability balance	$86,167	$110,834	$1,192,244	$1,280,985

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

 NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2024, the Company had a balance of $21,622,279 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. During the third quarter of 2024, the Company’s stock price declined and this, in combination with recurring net losses, resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, the Company recorded an impairment of goodwill amounting to $6,480,992, which is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company decided to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint immediately prior to the decision to shut down. This impairment is included in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

Intangible Assets

Finite-lived intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$8,749,639	$8,842,748	$16,512,387	$7,445,973	$9,066,414
Trademarks and trade names	5,128,583	3,162,833	1,965,750	4,928,583	2,785,333	2,143,250
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$12,602,472	$10,808,498	$22,130,970	$10,921,306	$11,209,664

Amortization expense associated with the Company’s intangible assets was $619,472 and $503,357 for the three months ended September 30, 2024, and 2023, respectively, and $1,681,166 and $1,512,554 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows:

2024	$1,010,706
2025	2,290,418
2026	2,091,505
2027	1,406,262
2028	1,064,106
Thereafter	2,945,501
$10,808,498

NOTE 4 —ACQUISITIONS

Elle Communications, LLC

On July 15, 2024, (the “Elle Closing Date”), the Company acquired all of the issued and outstanding membership interests of Elle Communications, LLC, a California limited liability company (“Elle”), pursuant to a membership interest purchase agreement (the “Elle Purchase Agreement”) between the Company and Danielle Finck (“Elle Seller”). Headquartered in Los Angeles with offices in New York, Elle is an entertainment public relations agency specializing in social and environmental impact for a client roster of mission-centered brands, nonprofits and philanthropic foundations, social enterprises, sustainability and ethically made products and activists.

The total consideration paid by the Company in connection with the acquisition of Elle was approximately $4.8 million, which is subject to adjustments based on a customary working capital and excess cash consideration adjustment. On the Elle Closing Date, the Company paid the Elle Seller $1,863,000 cash and issued the Elle Seller 961,300 shares of the Company’s common stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Elle Seller has the right to earn up to an additional $450,000 consideration (the “Contingent Consideration”) for the acquisition, contingent on achieving certain financial targets in 2024 as specified in the Elle Purchase Agreement. The Contingent Consideration is payable in cash and the Company calculated a preliminary fair value for the contingent consideration of $436,000. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the Contingent Consideration, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 320. The unobservable inputs utilized for measuring fair value of the Contingent Consideration reflects management assumptions about the assumptions market participants would use in valuing the Contingent Consideration.

As part of the Elle Purchase Agreement, the Company entered into employment agreements with Danielle Fink and Silvie Snow Thomas, a key employee, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$1,863,000
Working capital and excess cash adjustment	744,970
Fair value of common stock issued to the Elle Seller	1,768,792
Contingent consideration	436,000
Fair value of the consideration transferred	$4,812,762

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Elle on the Elle Closing Date. Amounts in the table are estimates that may change, as described below. The measurement period of the acquisition of Elle concludes no later than July 15, 2025.

July 15, 2024
Cash	$676,223
Accounts receivable	357,570
Intangibles	1,280,000
Total identifiable assets acquired	2,313,793

Accounts payable	(4,483)
Accrued expenses and other current liabilities	(388,613)
Total liabilities assumed	(393,096)
Net identifiable assets acquired	1,920,697
Goodwill	2,892,065
Fair value of the consideration transferred	$4,812,762

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

The total consideration paid by the Company in connection with the acquisition of Special Projects was approximately $10.4 million, which is subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Special Projects Sellers $5,000,000 cash and issued the Special Projects Sellers 2,500,000 shares of the Company’s common stock. On May 15, 2024, the Company issued 714,578 shares of the Company’s common stock as settlement for the working capital and excess cash adjustment, pursuant to the Special Projects Purchase Agreement. The Company partially financed the cash portion of the consideration with the BankUnited Loan Agreement described in Note 7.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Special Projects on the Special Projects Closing Date. The measurement period of the Special Projects acquisition concluded on October 2, 2024.

	October 2, 2023 (As initially reported)	Measurement Period Adjustments (1)	September 30, 2024 (As adjusted)
Cash	$521,821	$—	$521,821
Accounts receivable	1,155,871	—	1,155,871
Other current assets	11,338	—	11,338
Right-of-use asset	90,803	—	90,803
Other assets	30,453	—	30,453
Intangibles	3,740,000	—	3,740,000
Total identifiable assets acquired	5,550,286	—	5,550,286

Accounts payable	(764,641)	—	(764,641)
Accrued expenses and other current liabilities	(15,000)	—	(15,000)
Lease liability	(90,803)	—	(90,803)
Deferred revenue	(30,000)	—	(30,000)
Total liabilities assumed	(900,444)	—	(900,444)
Net identifiable assets acquired	4,649,842		4,649,842
Goodwill	5,579,547	181,688	5,761,235
Fair value of the consideration transferred	$10,229,389	$181,688	$10,411,077

(1)	On May 14, 2024, the Company entered into an agreement with the sellers of Special Projects to amend the Special Projects Purchase Agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the Special Projects Purchase Agreement, plus a ten percent premium be paid to the sellers of Special Projects by issuing 714,578 shares of its common stock on May 15, 2024. The adjustment resulted in an increase to the purchase price and an increase to goodwill.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Special Projects and Elle had been acquired on January 1, 2023:

	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$42,012,636	$14,573,975	$40,228,563
Net Loss	$(10,423,526)	$(3,918,194)	$(14,041,056)

The pro forma amounts for 2023 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisition had been recorded on January 1, 2023, (b) include interest expense on the BKU Term Loan (see Note 7) in the amount of $56,070 and $175,908 for the three and nine months ended September 30, 2023, respectively, and (c) eliminate $132,000 and $340,610 of revenue and expenses related to work performed by Special Projects for Dolphin for the three and nine months ended September 30, 2023, respectively.

The impact of the acquisition of Special Projects and Elle on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for several reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2023, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

NOTE 5 — NOTES RECEIVABLE

The Company holds an equity method investment in JDDC Elemental LLC (“Midnight Theatre”). On various dates during the nine months ended September 30, 2024, Midnight Theatre issued three unsecured convertible promissory notes to the Company with an aggregate principal of $1,135,000, respectively, each with a ten percent (10%) per annum simple coupon rate, which mature between May 2025 and June 2025.

On July 15, 2024 and August 9, 2024, Midnight Theatre issued two unsecured convertible promissory notes to the Company with aggregate principals of $110,000 and $135,000, respectively, with a ten percent (10%) per annum simple coupon rate, with maturity dates of July 15, 2025 and August 9, 2025. During the three months ended September 30, 2024, Midnight Theatre paid the Company in full the $110,000 unsecured convertible promissory note.

During the three months ended September 30, 2024, the Company determined that the remaining Midnight Theatre unsecured convertible promissory notes (“Midnight Theatre Notes”) had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of September 30, 2024, the Company wrote off all outstanding Midnight Theatre Notes. The write-off amounted to $1,270,000 of principal, which is recorded within write-off of notes receivable in the condensed consolidated statements of operations. As a result of the impairment, the Company did not record any interest income in connection with the Midnight Theatre Notes during the three and nine months ended September 30, 2024.

NOTE 6 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	239,301	310,797
Accrued commissions	354,202	697,106
Accrued bonuses	864,112	971,276
Talent liability	6,020,146	2,983,577
Accumulated customer deposits	1,457,101	432,552
Accrued interest	301,841	—
Other	890,959	1,678,806
Other current liabilities	$10,747,662	$7,694,114

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 — DEBT

Total debt of the Company was as follows as of September 30, 2024 and December 31, 2023:

Debt Type	September 30, 2024	December 31, 2023
Convertible notes payable	$5,100,000	$5,100,000
Convertible note payable - fair value option	300,000	355,000
Non-convertible promissory notes	3,880,000	3,880,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party	3,217,873	1,107,873
Revolving line of credit	400,000	400,000
Term loan, net of debt issuance costs	4,755,385	5,482,614
Total debt	$20,653,258	$19,325,487
Less current portion of debt	(4,945,151)	(4,880,651)
Noncurrent portion of debt	$15,708,107	$14,444,836

The table below details the maturity dates of the principal amounts for the Company’s debt as of September 30, 2024:

Debt Type	Maturity Date	2024	2025	2026	2027	2028	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—	$—	$1,750,000	$3,350,000	$—	$500,000
Non-convertible promissory notes	Between November 2024 and March 2029	500,000	750,000	—	—	2,215,000	415,000
Non-convertible promissory notes - Socialyte	September 2023 (A)	3,000,000	—	—	—	—	—
Revolving line of credit	October 2, 2025 (mandatory 30-day annual clearing of the line of credit balance)	—	400,000	—	—	—	—
Term loan	September 2028	257,627	1,083,866	1,176,307	1,276,631	1,028,244	—
Loans from related party	Between December 2026 and June 2029	—	—	1,107,873	—	—	2,110,000
		$3,757,627	$2,233,866	$4,034,180	$4,626,631	$3,243,244	$3,025,000

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

Convertible Notes Payable

As of September 30, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $5.00 per share, four of the convertible notes payable may not be converted at a price less than $4.00 per share, and three of the convertible notes payable may not be converted at a price less than $2.00 per share. As of both September 30, 2024 and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $127,500 and $128,750 during the three months ended September 30, 2024 and 2023, respectively, and $382,750 and $414,880 during the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company made cash interest payments amounting to $382,750 and $413,764, respectively, during the nine months ended September 30, 2024 and 2023, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with a principal amount of $500,000 as of September 30, 2024, for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $300,000 and $355,000 in noncurrent liabilities as of September 30, 2024 and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value. See Note 9 – Fair Value Measurements for further discussion on the valuation of the convertible promissory note payable.

The Company recorded a loss in fair value of $10,000 for the three months ended September 30, 2024. There was no change in fair value for the three months ended September 30, 2023. The Company recorded a gain in fair value of $55,000 and a loss in fair value of $6,444 for the nine months ended September 30, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note payable at fair value.

The convertible note payable at fair value bears interest at a rate of 8% per annum. The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended September 30, 2024 and 2023, and $29,589 for both the nine months ended September 30, 2024 and 2023. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2024 and 2023, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

As of September 30, 2024, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,880,000, which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

As of both September 30, 2024 and December 31, 2023, the Company had a balance of $900,000 and $500,000, respectively, recorded as current liabilities and $2,980,000 and $3,380,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $93,142 for the three months ended September 30, 2024 and 2023, respectively, and $291,000 and $238,195 for the nine months ended September 30, 2024 and 2023, respectively. The Company made interest payments of $291,000 and $215,111 during the nine months ended September 30, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

Nonconvertible Unsecured Promissory Note - Socialyte Promissory Note

In connection with the purchase agreement for the acquisition of Socialyte (“Socialyte Purchase Agreement”), the Company entered into a promissory note with the sellers of Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively, and $30,000 and $95,000 for the three and nine months ended September 30, 2023, respectively. No interest payments were made during the three and nine months ended September 30, 2024 and 2023, related to the Socialyte Promissory Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The BankUnited Loan Agreement contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Loan Agreement contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000. During the three months ended September 30, 2024, the Company repaid $400,000 of the line of credit for a period of 30-days in compliance with the covenants of the line of credit. Once the 30-day period was done, on August 27, 2024, the Company drew $400,000 from the line of credit.

As of September 30, 2024 and December 31, 2023, the Company had a balance of $4,755,385 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $67,290 and $79,907, respectively. As of September 30, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 and $12,617 for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2024, the Company did not use the BKU Commercial Card.

NOTE 8 — LOANS FROM RELATED PARTY

On June 1, 2021, the Company exchanged a promissory note that had been issued on October 1, 2016, for a nonconvertible promissory note with a principal balance of $1,107,873 that matures on December 31, 2026 and bears interest at a rate of 10% per annum. The nonconvertible promissory note was issued to Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”). On April 29, 2024 and June 10, 2024, the Company issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of September 30, 2024 and December 31, 2023, the Company had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $207,235 and $277,423, respectively, related to the DE LLC Notes. For both the nine months ended September 30, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Notes. During the nine months ended September 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

On January 16, 2024 and May 28, 2024, the Company issued two nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000 and $75,000, respectively, and received proceeds of $975,000 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029 and May 28, 2029, respectively. As of September 30, 2024, the Company had a principal balance of $975,000, and accrued interest of $66,042. The Company did not make cash payments during the nine months ended September 30, 2024 related to the Mock Notes.

The Company recorded interest expense of $80,972 and $27,621 for the three months ended September 30, 2024 and 2023, respectively, and $195,853 and $82,863 for the nine months ended September 30, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	September 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$5,659,883	$5,659,883	$6,432,731	$6,432,731
Restricted cash	1	925,004	925,004	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,100,000	$4,824,000	$5,100,000	$4,875,000
Convertible note payable at fair value	3	300,000	300,000	355,000	355,000
Contingent consideration	3	436,000	436,000
Warrant liability	3	—	—	5,000	5,000

Convertible notes payable

As of September 30, 2024, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,100,000. See Note 8 for further information on the terms of these convertible notes.

		September 30, 2024		December 31, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2026	3	$800,000	$763,000	$800,000	$817,000
10% convertible notes due in November 2026	3	300,000	286,000	300,000	$285,000
10% convertible notes due in December 2026	3	650,000	616,000	650,000	$649,000
10% convertible notes due in January 2027	3	800,000	804,000	800,000	$821,000
10% convertible notes due in June 2027	3	150,000	141,000	150,000	140,000
10% convertible notes due in August 2027	3	2,000,000	1,848,000	2,000,000	$1,808,000
10% convertible notes due in September 2027	3	400,000	366,000	400,000	$355,000
		$5,100,000	$4,824,000	$5,100,000	$4,875,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	September 30, 2024	December 31, 2023
Stock Price	$1.26	$3.42
Minimum Conversion Price	$2.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	70%	80%
Risk Free Discount Rate	3.58% - 3.66%	3.95% - 5.01%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of September 30, 2024, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2023 to September 30, 2024:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2023	$355,000
Gain on the change in fair value reported in the condensed consolidated statements of operations	(55,000)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2024	$300,000

The estimated fair value of the March 4th Note as of September 30, 2024 and December 31, 2023, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	September 30, 2024	December 31, 2023
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.26	$3.42
Expected term (years)	5.43	3.42
Volatility	90%	90%
Risk free rate	3.60%	4.41%

Warrant

In connection with the March 4th Note, the Company issued the Series I Warrant, which is exercisable for 10,000 shares. The Series I Warrant is measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair values of the Series I Warrant was nominal as of September 30, 2024 and December 31, 2023. The Series I Warrant expire on September 4, 2025.

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

During the three months ended September 30, 2024, the Company did not sell shares of common stock under the LP 2022 Purchase Agreement. During the nine months ended September 30, 2024, the Company sold 475,000 shares of its common stock at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300.

During the three and nine months ended September 30, 2023, the Company sold 150,000 and 575,000 shares of its common stock, respectively, at prices ranging between $3.31 and $4.54 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850 and $2,162,150, respectively.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of September 30, 2024.

Reverse Stock Split

Effective October 16, 2024, the Company amended its Amended and Restated Articles of Incorporation to effectuate a 1:2 reverse stock split.  All shares and per share amounts discussed in these condensed consolidated financial statements have been retrospectively adjusted for the reverse stock split.

Series C Convertible Preferred Stock

On November 6, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined that the Company violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”) due to the Company’s filing of shareholder-approved amendments to the Company’s articles of incorporation modifying the terms of the Company’s Series C Convertible Preferred Stock (the “Series C”) to increase the number of votes per share of common stock the Series C is convertible into (i) from three votes per share to five votes per share, filed on September 29, 2022 (the “2022 Amendment”) and (ii) from five votes per share to ten votes per share, filed on September 25, 2024 (the “2024 Amendment” and, together with the 2022 Amendment, the “Amendments”).

On October 31, 2024, the Company submitted a plan to regain compliance to the Staff in which the Company proposed to amend the Certificate of the Series C to decrease the voting rights of the Series C to the original voting power of three votes per share of common stock (the “Proposed Amendment”). The Company notified Nasdaq that it plans to call a special meeting of shareholders for the purpose of voting on the Proposed Amendment and expects to file the Proposed Amendment with the office of the Secretary of the State of Florida on or before February 28, 2025 (the “Compliance Date”). As such, based on the Company’s submission, the Staff notified the Company in the Letter that it has determined to grant the Company an extension of time to regain compliance with the Voting Rights Rule by obtaining shareholder approval for the Proposed Amendment and filing the Proposed Amendment with the Secretary of the State of Florida on or before the Compliance Date.

The Letter has no immediate impact on the listing of the Company’s securities, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the Letter by the Compliance Date.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(8,692,389)	$(3,863,328)	$(10,643,614)	$(14,791,892)
Net income attributable to participating securities	—	—	—	—
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	(8,692,389)	(3,863,328)	(10,643,614)	(14,791,892)
Change in fair value of convertible notes payable	—	—	—	—
Interest expense	—	—	—	—
Numerator for diluted loss per share	$(8,692,389)	$(3,863,328)	$(10,643,614)	$(14,791,892)

Denominator
Denominator for basic EPS - weighted-average shares	10,930,286	7,060,638	9,964,607	6,664,069
Effect of dilutive securities:
Convertible notes payable	—	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	10,930,286	7,060,638	9,964,607	6,664,069

Basic loss per share	$(0.80)	$(0.55)	$(1.07)	$(2.22)
Diluted loss per share	$(0.80)	$(0.55)	$(1.07)	$(2.22)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three and nine months ended September 30, 2024 and 2023, the Company had a net loss and as such the two-class method is not presented.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three and nine months ended September 30, 2024, potentially dilutive instruments including 3,427,514 shares and 2,376,531 shares, respectively, of common stock issuable upon conversion of convertible notes payable and 10,000 shares of common stock issuable upon exercise of the warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three and nine months ended September 30, 2024, the warrant was not included in diluted loss per share because the warrant was not “in the money”.

For the three and nine months ended September 30, 2023, potentially dilutive instruments including 1,441,880 shares and 1,282,820 shares, respectively, of common stock issuable upon conversion of convertible notes payable were not included in the diluted loss per share as inclusion was considered to be antidilutive. For the three and nine months ended September 30, 2023, the warrant was not included in diluted loss per share because the warrant was not “in the money”.

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

As of September 30, 2024 and December 31, 2023, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,637,641 and $1,440,586, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for both the three months ended September 30, 2024 and 2023, and $197,055 and $196,336 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO. During the nine months ended September 30, 2023, the Company made interest payments in the amount of $400,000 in connection with the accrued compensation to the CEO.

The Company entered into several DE LLC Notes with an entity wholly owned by its CEO and into two Mock Notes with its CEO’s brother. See Note 8 for further discussion.

NOTE 13 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Viewpoint, Shore Fire, The Digital Dept, Special Projects, Always Alpha and Elle. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. During the nine months ended September 30, 2024, BHI merged into 42West, Be Social and Socialyte merged to become The Digital Dept., and the operations of Viewpoint were ceased.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The profitability measure employed by our chief operating decision maker for allocating resources to operating segments and assessing operating segment performance is operating income (loss) which is the same as Income (loss) from operations on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. Payroll and benefits related expenses include salaries, bonuses, commissions and other incentive related expenses. Legal and professional expenses primarily include professional fees related to financial statement audits, legal, investor relations and other consulting services, which are engaged and managed by each of the segments. Selling, general and administrative expenses include rental expense for properties occupied by corporate office employees. In addition, depreciation and amortization includes depreciation of property, equipment and leasehold improvements and amortization of the customer lists and tradenames. All segments follow the same accounting policies as those described in the Annual Report on Form 10-K for the year ended December 31, 2023.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the acquisitions of our wholly owned subsidiaries, the Company assigned $10,808,498 of intangible assets, net of accumulated amortization, $21,622,279 of goodwill, and net of impairment of $6,671,557, as of September 30, 2024 to the EPM segment. Equity method investments during the three and nine months ended September 30, 2023 are included within the EPM segment. There were no equity investments during the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
EPM	$12,682,437	$10,184,511	$35,946,277	$31,100,867
CPD	—	—	3,421,141	—
Total	$12,682,437	$10,184,511	$39,367,418	$31,100,867

Segment Operating Loss:
EPM	$(7,088,407)	$1,032,134	(7,538,505)	$(8,142,846)
CPD	(1,066,292)	(3,143,490)	(1,571,118)	(3,985,250)
Total operating loss	(8,154,699)	(2,111,356)	(9,109,623)	(12,128,096)
Interest expense, net	(530,063)	(500,366)	(1,549,285)	(1,103,753)
Other (expense) income, net	(10,000)	—	60,000	(1,444)
Loss before income taxes and equity in losses of unconsolidated affiliates	$(8,694,762)	$(2,611,722)	(10,598,908)	$(13,233,293)

	As of September 30, 2024	As of December 31, 2023
Total assets:
EPM	$52,841,013	$62,908,337
CPD	4,459,504	3,346,637
Total	$57,300,517	$66,254,974

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

Operating Leases	As of September 30, 2024	As of December 31, 2023
Assets
Right-of-use asset	$3,988,810	$5,469,743

Liabilities
Current
Lease liability	$1,758,860	$2,141,240

Noncurrent
Lease liability	$2,767,090	$3,986,787

Total operating lease liability	$4,525,950	$6,128,027

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance Lease	As of September 30, 2024	As of December 31, 2023
Assets
Right-of-use asset	$152,175	$129,993

Liabilities
Current
Lease liability	$80,727	$50,973

Noncurrent
Lease liability	$77,436	$81,855

Total finance lease liability	$158,163	$132,828

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2024 and 2023 for operating and financing leases, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2024	2023	2024	2023
Operating lease costs	Selling, general and administrative expenses	$693,733	$699,983	$2,049,925	$2,109,576
Sublease income	Selling, general and administrative expenses	(106,835)	(109,807)	(317,918)	(330,189)
Net operating lease costs		$586,898	$590,176	$1,732,007	$1,779,387

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2024	2023	2024	2023
Amortization of right-of-use assets	Selling, general and administrative expenses	$18,403	$10,589	$59,385	$15,840
Interest on lease liability	Selling, general and administrative expenses	3,018	2,415	9,814	13,089
Total finance lease costs		$21,421	$13,004	$69,199	$28,929

Lease Payments

For the nine months ended September 30, 2024 and 2023, the Company made payments in cash related to its operating leases in the amounts of $2,001,959 and $1,999,745, respectively.

Future minimum lease payments for leases for the remainder of 2024 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2024	$639,194	$22,019
2025	1,979,589	88,073
2026	1,782,057	54,567
2027	719,797	6,111
2028	—	—
Thereafter	—	—
Total lease payments	$5,120,637	$170,770
Less: Imputed interest	(594,687)	(12,607)
Present value of lease liabilities	$4,525,950	$158,163

As of September 30, 2024, the Company’s weighted average remaining lease term on its operating and finance leases is 2.48 years and 2.03 years, respectively, and the Company’s weighted average discount rate is 8.99% and 8.40% related to its operating and finance leases, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin each agreed to fund 50% of the production budget. As of September 30, 2024, we had paid $2,250,000 in connection with this agreement.

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

During the nine months ended September 30, 2024, the Company recorded net revenues of $3,421,141 from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from the Amazon Agreement upon delivery of the film by IMAX to Amazon Content Services LLC, the Company’s single performance obligation under the Amazon Agreement. On July 9, 2024, the Company received a second installment from IMAX in the amount of $2,556,452.

NOTE 16 — SHARE-BASED COMPENSATION

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), allowing for 1,000,000 shares to be granted under the 2017 Plan. During the nine months ended September 30, 2024, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the three months ended September 30, 2024, and the three and nine months ended September 30, 2023, the Company did not issue any awards under the 2017 Plan. The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of the grant, which was $2.88.

The RSUs granted under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. The Company recognized compensation expense for RSUs of $3,725 and $13,248 for the three and nine months ended September 30, 2024, respectively, which is included in payroll and benefits in the condensed consolidated statements of operations. The related income tax benefit for the three and nine months ended September 30, 2024, was inconsequential. There was no share-based compensation under the 2017 Plan recognized for the three and nine months ended September 30, 2023. As of September 30, 2024, unrecognized compensation expense, net of actual forfeitures, related to RSUs of $4,049 is expected to be recognized over a weighted-average period of 0.25 years. No RSUs vested during the three and nine months ended September 30, 2023.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2023	—	$—
Granted	6,784	2.88
Forfeited	(778)	2.88
Vested	(4,600)	2.88
Outstanding (nonvested), September 30, 2024	1,406	$2.88

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. Trial has been scheduled by the Court for February 2026.The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading independent entertainment marketing and production company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

Through our subsidiaries 42West, Shore Fire, The Door and Elle, we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the entertainment and hospitality industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global PR and marketing leaders for the industries they serve. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Our newly launched talent management firm, Always Alpha, is the first management firm of its kind, fully focused on women’s sports. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses, such as public relations companies in new and distinct entertainment verticals, can create synergistic opportunities and bolster profits and cash flow. We completed the acquisition of Special Projects during 2023 and completed the acquisition of Elle Communications, LLC in July of 2024. We will continue to identify potential acquisition targets but there is no assurance that one will be identified nor that we will be successful in completing the acquisition if one is identified.

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

We operate in two reportable segments: (i) our entertainment publicity and marketing segment and (ii) our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept. Special Projects, Always Alpha and Elle, and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, influencer marketing, talent management, celebrity booking and live event production. The content production segment is composed of Dolphin Films, Inc. (“Dolphin Films”) and Dolphin Digital Studios, which produce and distribute feature films and digital content.

Entertainment Publicity and Marketing

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and by actively soliciting new business. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers, athletes, broadcasters or celebrities and (viii) curating and booking celebrities for live events For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

We earn entertainment publicity and marketing revenues primarily through the following:

•	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. We believe that the proliferation of content, both traditional and on social media, will lead to an increasing number of individuals seeking such services, which will drive growth and revenue in our Talent departments for several years to come.

•	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from virtually all the major studios and streaming services, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups. We expect that increased digital streaming marketing budgets at several large key clients will drive growth of revenue and profit over the next several years.

•	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals address sensitive situations. We believe that growth in the Strategic Communications division will be driven by increasing demand for these varied services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors.

•	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, athletes, broadcasters and coaches, for both organic and paid campaigns. We also offer services for social media activations at events. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

•	Celebrity Booking and Live Event Programming – We arrange for brands and events to book celebrity and influencer talent. Our services include the creation of the strategy to elevate the brand or event through celebrity and/or influencer inclusion, to the booking of celebrities and influencers for commercial endorsements or appearances, to the curation of event lists and securing attendance, to the coordination and production of live events. We believe the expansion of brands seeking celebrity and/or influencer endorsements, as well as celebrity and/or influencers to attend brand-sponsored live events, will drive growth and revenue for the next several years.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. As of September 30, 2024, we had paid $2,250,000 in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the nine months ended September 30, 2024, we recorded revenue of $3,421,141 related to the Amazon Agreement. On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement and on July 9, 2024, the Company received the second installment from IMAX in the amount of $2,556,452.

 The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

Revenues

For the three and nine months ended September 30, 2024 and 2023, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the nine months ended September 30, 2024, we generated income in our content production segment related to the “The Blue Angels” documentary motion picture.

The table below sets forth the percentage of total revenue derived from our segments for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Entertainment publicity and marketing	100%	100%	91.3%	100%
Content production	—%	—%	8.7%	—%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue. Direct costs also include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business.
(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.
(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.
(4)	Acquisition costs – includes legal, consulting, and audit related fees related to our acquisition.
(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.
(6)	Impairment of goodwill – includes an impairment charge related to ceasing operations of Viewpoint and triggering event identified during the third quarter of 2024.
(7)	Impairment of intangible assets– includes an impairment charge as a result of a rebranding of two of our subsidiaries during the third quarter of 2023.
(8)	Impairment of notes receivable – includes the write-off of the notes receivable from Midnight Theatre. Refer to Note 5 to the condensed consolidated financial statements for additional information.
(9)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the Company’s acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our condensed consolidated statements of operations.
(10)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and nine months ended September 30, 2024 and 2023, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and warrants; (2) interest income; and (3) interest expense.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2024 as compared to three and nine months ended September 30, 2023

Revenues

For the three and nine months ended September 30, 2024 and 2023 revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Entertainment publicity and marketing	$12,682,437	$10,184,511	$35,946,277	$31,100,867
Content production	—	—	3,421,141	—
Total revenue	$12,682,437	$10,184,511	$39,367,418	$31,100,867

Revenues from entertainment publicity and marketing increased by approximately $2.5 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. The increase for the nine months ended September 30, 2024 is primarily driven by increases across substantially all subsidiaries, especially 42West as a result of the 2023 Writers Guild of America and the Screen Actors Guild-American Federation of Television and Radio Arts (“SAG-AFTRA”) strikes that ended in September 2023 and November 2023, respectively. The remaining increase is due to the inclusion of $3.2 million of Special Projects and Elle revenues that were not present in 2023. For the three months ended September 30, 2024, the increase is primarily driven increases in revenues of 42West of $1.1 million, and the inclusion of $1.7 million in revenues of Special Projects and Elle that were not present in 2023 offset by a decrease in the revenues of Viewpoint. The Company decided to cease the operations of Viewpoint during the nine months ended September 30, 2024.

Revenues from content production increased by approximately $3.4 million during the nine months ended September 30, 2024, compared to the same period in the prior year, in connection with revenue generated from The Blue Angels documentary film, which was released in theatres on May 17, 2024.

Expenses

For the three and nine months ended September 30, 2024 and 2023, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Expenses:
Direct costs	$254,574	$185,308	$2,790,043	$621,449
Payroll and benefits	9,575,596	8,382,659	28,344,865	26,114,881
Selling, general and administrative	1,838,765	2,150,889	5,665,365	6,023,954
Acquisition costs	148,798	4,666	164,044	8,823
Depreciation and amortization	636,782	535,740	1,745,579	1,612,776
Impairment of goodwill	6,480,992	—	6,671,557	6,517,400
Impairment of intangible assets	—	341,417	—	341,417
Impairment of notes receivables	1,270,000	—	1,270,000	—
Change in fair value of contingent consideration	—	—	—	33,226
Legal and professional	631,629	695,188	1,825,588	1,955,037
Total expenses	$20,837,136	$12,295,867	$48,477,041	$43,228,963

 Direct costs increased $69.0 thousand for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and increased $2.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in direct costs for the three months ended September 30, 2023 is attributed to increase in subsidiaries’ revenues compared to the same period in the prior year. The increase in direct costs for the nine months ended September 30, 2024 is directly attributable to (i) $1.8 million of capitalized production costs being amortized for the production of The Blue Angels and (ii) the increase in subsidiaries’ revenues as compared with the same period in the prior year.

Payroll and benefits expenses increased by approximately $1.2 million and $2.2 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, primarily due to the inclusion of the Special Projects and Elle payroll expenses in the three and nine months ended September 30, 2024.

Selling, general and administrative expenses decreased by approximately $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The decrease is mainly due to a decrease in office rent expense from the expiration of one of our New York office leases in August of 2023 and a reduction of bad debt expense due to improvements in collections of our accounts receivable.

Acquisition costs for the three and nine months ended September 30, 2024 were $0.1 million and $0.2 million, respectively, related to our acquisition of Elle on July 15, 2024. Acquisition costs for the three and nine months ended September 30, 2023 were inconsequential.

Depreciation and amortization increased by $0.1 million for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. The increase in depreciation and amortization expense are related primarily to the amortization of Special Projects and Elle’s intangibles assets, such as the trade name and customers list, during the three and nine months ended September 30, 2024, which were not present in the same period of the prior year.

Impairment of goodwill was $6.5 million and $6.7 million for the three and nine months ended September 30, 2024, respectively. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in the third quarter of 2024, we performed a quantitative assessment driven by triggering events related to declines in our market capitalization combined with the lack of positive response from the market to positive information related to future projects. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of a few of our reporting units, and $0.2 million impairment of goodwill as a result of the closure of one of our reporting units. During the nine months ended September 30, 2023, the Company impaired $6.5 million relating to the goodwill allocated to several of our reporting units.

Impairment of intangible assets was $0.3 million for both the three and nine months ended September 30, 2023. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included above, during the three and nine months ended September 30, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the “The Digital Dept.”. No such impairments were recorded in the three and nine months ended September 30, 2024.

Impairment of notes receivables was $1.3 million for the three and nine months ended September 30, 2024. As discussed in Note 5 to our condensed consolidated financial statements included above, during the three and nine months ended September 30, 2024, the Company determined the Midnight Theatre Notes had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of September 30, 2024 the Company impaired all outstanding Midnight Theatre Notes. No such impairments were recorded during the three and nine months ended September 30, 2023.

Change in fair value of the contingent consideration was $33.2 thousand for the nine months ended September 30, 2023 and all related to the settlement of the contingent consideration for the acquisition of Be Social. There were no changes in fair value of contingent consideration for the three and nine months ended September 30, 2024, and the three months ended September 30, 2023.

Legal and professional fees remained consistent for the three months ended September 30, 2024 as compared to same period of the prior year. Legal and professional fees decreased by $0.1 million for the nine months ended September 30, 2024 as compared to the same period in the prior year, and related to the Company obtaining a consent from the predecessor auditor for the 2021 audited financial statements that were included by reference in the S-3 registration statement.

Other Income and Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Other Income and expenses:
Change in fair value of convertible notes	$(10,000)	$—	$55,000	$(6,444)
Change in fair value of warrants	—	—	5,000	5,000
Interest income	3,391	104,303	9,991	309,424
Interest expense	(533,454)	(604,669)	(1,559,276)	(1,413,177)
Total other (expenses) income, net	$(540,063)	$(500,366)	$(1,489,285)	$(1,105,197)

Change in fair value of convertible notes – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2024, we recorded a loss in the change in fair value of the convertible note issued in 2020 in the amount of $10.0 thousand. For the three months ended September 30, 2023, there was no change in fair value. For the nine months ended September 30, 2024 and 2023, we recorded a change in fair value of the convertible note issued in 2020 in the amount of a gain of $55.0 thousand and a loss of $6.4 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain or loss in the change in fair value was recorded within net loss.

Change in fair value of warrant – The warrant issued with the convertible note payable at fair value issued in 2020 was initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the three and nine months ended September 30, 2024 and 2023.

Interest income – Interest income decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 as compared to the same periods in the prior year, primarily due to the write-off of notes receivable in the fourth quarter of 2023.

Interest expense – Interest expense decreased by $71.2 thousand and increased by $0.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. The increases were primarily due to increased related party nonconvertible notes and the term loan outstanding during 2024 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax benefit of approximately $2.0 thousand and an income tax expense of $44.7 thousand for the three and nine months ended September 30, 2024, respectively, and approximately $31.1 thousand and $91.2 thousand for the three and nine months ended September 30, 2023, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

 Equity in Losses of Unconsolidated Affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investments. The Company impaired its equity investment in the unconsolidated affiliates during the fourth quarter of 2023. Therefore, no income or loss has been recorded during the three and nine months ended September 30, 2024.

Net Loss

Net loss was approximately $8.7 million or ($0.80) per share based on 10,930,286 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the three months ended September 30, 2024. Net loss was approximately $3.9 million or ($0.55) per share based on 7,060,638 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the three months ended September 30, 2023. The change in net loss for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, is related to the factors discussed above.

Net loss was approximately $10.6 million or ($1.07) per share based on 9,964,607 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the nine months ended September 30, 2024. Net loss was approximately $14.8 million or ($2.22) per share based on 6,664,069 weighted average shares outstanding for both basic loss per share and fully diluted loss per share for the nine months ended September 30, 2023. The change in net loss for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Statement of Cash Flows Data:
Net cash used in operating activities	$(1,008,053)	$(4,892,645)
Net cash used in investing activities	(2,458,287)	(21,893)
Net cash provided by financing activities	2,490,536	7,847,203
Net (decrease) increase in cash and cash equivalents and restricted cash	(975,804)	2,932,665

Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$6,584,887	$10,130,514

Operating Activities

Cash used in operating activities was $1.0 million for the nine months ended September 30, 2024, a change of $3.9 million from cash used in operating activities of $4.9 million for nine months ended September 30, 2023. The increase in cash flows from operations was primarily as a result a $4.1 million of decreased net loss for the period, an increase of $1.0 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and other non-cash losses, which was offset by $1.3 million net change in working capital.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were $2.5 million, mainly related to the net issuance of $1.3 million of notes receivable to Midnight Theatre, and $1.2 million payment related to the acquisition of Elle, net of cash acquired. There were no significant cash flows used in investing activities for the nine months ended September 30, 2023.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2024 were $2.5 million, which mainly related to:

Inflows:

•	$2.1 million of proceeds from related party loan.
•	$1.2 million of proceeds from the Lincoln Park equity line of credit (discussed below).

Outflows:

•	$0.7 million of repayment of existing term loan.

Cash flows provided by financing activities for the nine months ended September 30, 2023 were $7.8 million, which mainly related to:

Inflows:

•	$5.8 million of proceeds from new term loan.
•	$2.6 million of proceeds from notes payable.
•	$1.0 million of proceeds from convertible notes payable.
•	$2.2 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$3.0 million of repayment of existing term loan.
•	$0.5 million of repayment of settlement of cash portion of contingent consideration for Be Social.
•	$0.1 million of repayment of notes payable.
•	$0.1 million of payment of debt origination costs.
•	$0.1 million of early payment penalty of the term loan.

 Debt and Financing Arrangements

Total debt amounted to $20.7 million as of September 30, 2024, compared to $19.3 million as of December 31, 2023, an increase of $1.4 million, primarily related to an increase in related party nonconvertible promissory notes, offset by the repayment of the term loan.

Our debt obligations in the next twelve months from September 30, 2024 and December 31, 2023, were approximately $4.9 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three months ended September 30, 2024, the Company did not sell shares of common stock. During the nine months ended September 30, 2024, the Company sold 475,000 shares of its common stock, at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300.

During the three and nine months ended September 30, 2023, the Company sold 150,000 and 575,000 shares of its common stock, respectively, at prices ranging between $3.31 and $4.54 pursuant to the LP 2022 Purchase Agreement and received proceeds of $550,850 and $2,162,150, respectively.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of its common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of September 30, 2024.

 Convertible Notes Payable

As of September 30, 2024, the Company has ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $5.00 per share, four of the convertible notes payable may not be converted at a price less than $4.00 per share, and three of the convertible notes payable may not be converted at a price less than $2.00 per share.

The Company recorded interest expense related to these convertible notes payable of $127,500 and $128,750 during the three months ended September 30, 2024, and 2023, respectively, and $382,750 and $414,880 during the nine months ended September 30, 2024, and 2023, respectively. In addition, the Company made cash interest payments amounting to $382,750 and $413,764 during the nine months ended September 30, 2024 and 2023, respectively, related to the convertible notes payable.

As of both September 30, 2024, and December 31, 2023, the principal balance of the convertible notes payable of $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the Company’s condensed consolidated balance sheets.

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2024 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $300,000 and $355,000 in noncurrent liabilities as of September 30, 2024, and December 31, 2023, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

The Company recorded a loss in fair value of $10,000 for the three months ended September 30, 2024. There was no change in fair value for the three months September 30, 2023. A gain in fair value of $55,000 and a loss in fair value of $6,444 for the nine months ended September 30, 2024 and 2023, respectively, on its condensed consolidated statements of operations related to this convertible promissory note at fair value.

The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended September 30, 2024 and 2023, and $29,589 for both the nine months ended September 30, 2024 and 2023. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2024 and 2023, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of September 30, 2024, the Company has outstanding unsecured nonconvertible promissory notes in the aggregate amount of $3,880,000, which bear interest at a rate of 10% per annum and mature between November 2024 and March 2029.

As of both September 30, 2024 and December 31, 2023, the Company had a balance of $900,000 and $500,000, respectively, recorded as current liabilities and $2,980,000 and $3,380,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $97,000 and $93,142 for the three months ended September 30, 2024 and 2023, respectively, and $291,000 and $238,195 for the nine months ended September 30, 2024 and 2023, respectively. The Company made interest payments of $291,000 and $215,111 during the nine months ended September 30, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

Nonconvertible Unsecured Promissory Note - Socialyte Promissory Note

In connection with the purchase agreement for the acquisition of Socialyte (“Socialyte Purchase Agreement”), the Company entered into a promissory note with the sellers of Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 and $90,000 for the three and nine months ended September 30, 2024, respectively and $30,000 and $95,000 for the three and nine months ended September 30, 2023, respectively. No interest payments were made during the three and nine months ended September 30, 2024 and 2023, related to the Socialyte Promissory Note.

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

As of September 30, 2024 and December 31, 2023, the Company had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $207,235 and $277,423, respectively, related to the DE LLC Notes. For both the nine months ended September 30, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Notes. During the nine months ended September 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

On January 16, 2024 and May 28, 2024, the Company issued two nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000 and $75,000, respectively, and received proceeds of $975,000 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029 and May 28, 2029, respectively. As of September 30, 2024, the Company had a principal balance of $975,000, and accrued interest of $66,042. The Company did not make cash payments during the nine months ended September 30, 2024 related to this loan from related party.

The Company recorded interest expense of $80,972 and $27,621 for the three months ended September 30, 2024 and 2023, respectively, and $195,853 and $82,863 for the nine months ended September 30, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes.

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

The BankUnited Loan Agreement contains financial covenants tested semi-annually on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Loan Agreement contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $1,500,000. During the three months ended September 30, 2024, the Company repaid $400,000 of the line of credit for a period of 30-days in compliance with the covenants of the line of credit. Once the 30-day period was done, on August 27, 2024, the Company drew $400,000 from the line of credit.

As of September 30, 2024 and December 31, 2023, the Company had a balance of $4,755,384 and $5,482,614 of principal outstanding under the BKU Term Loan, respectively, net of debt issuance costs of $67,290 and $79,907, respectively. As of September 30, 2024 and December 31, 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $4,206 and $12,617 for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2024, the Company did not use the BKU Commercial Card.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, which have not been remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Developing formal policies and procedures over the Company’s fraud risk assessment and risk management function;

•	Developing policies and procedures to enhance the precision of management review of financial statement information and control impact of changes in the external environment;

•	Entering into an agreement with a third-party consultant that assists us in analyzing complex transactions and the appropriate accounting treatment;

•	Enhancing our policies, procedures and documentation of period end closing procedures;

•	Implementing policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties; and

•	Reevaluating our monitoring activities for relevant controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, the defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024 defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the cross-complaint on October 1, 2024. Trial has been scheduled by the Court for February 2026.The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement dated as of July 15, 2024, by and between Dolphin Entertainment, Inc. and Danielle Finck (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024)
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (incorporating all amendments through October 15, 2024)
3.2	Bylaws of Dolphin Digital Media, Inc. dated as of December 3, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014)
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 14, 2024.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

