Form 10-K
period 2024-12-31
Dolphin Entertainment, Inc.
filed 2025-03-27
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,869,919

Number of shares outstanding of the registrant’s common stock as of March 20, 2025: 11,168,199

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2024.

TABLE OF CONTENTS

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this Form 10-K contains forward-looking statements regarding:

•	the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;
•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;
•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•	our expectations regarding the potential benefits and synergies we can derive from our acquisitions;
•	our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;
•	our beliefs regarding our competitive advantages;
•	our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;
•	our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;
•	our intention to expand into television production in the near future;
•	our belief regarding the transferability of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle, and Always Alpha’s skills and experience to related business sectors and our intention to expand our involvement in those areas;
•	our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;
•	our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;
•	our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern;
•	our history of net losses and our ability to generate a profit;
•	our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;
•	the volatility of the price of our common stock and the possibility that stockholders could incur substantial losses;
•	our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;
•	our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;
•	any failure to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

ii

•	loss of a significant number of entertainment publicity and marketing clients and the ability of our clients to terminate or alter our business relationship on short notice;
•	the ability of key clients to increase their marketing budgets as anticipated;
•	our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;
•	uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;
•	lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products public relation sectors;
•	economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
•	economic factors that adversely impact the food and hospitality industries;
•	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
•	our ability to attract and/or retain the highly specialized services of the 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle, and Always Alpha executives and employees and our CEO;
•	availability of financing from investors under favorable terms;
•	potential dilution of our stockholder interests resulting from our issuance of equity securities;
•	our Series C Convertible Preferred shareholder’s significant voting power limiting the ability of our common shareholders to influence our business;
•	our ability to adequately address material weaknesses in internal control over financial reporting; and
•	uncertainties regarding the outcome of pending litigation.

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

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and production company. Through our subsidiaries, 42West LLC (“42West”) including BHI Communications Inc. (“BHI”) that merged with 42West effective January 1, 2024, The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Be Social Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations and marketing leaders for the industries they serve. As a group, we were recognized as the #1 Public Relations firm in the country in the prestigious Observer rankings earlier this year. The Digital Dept. (formerly, Socialyte and Be Social) provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, Inc. (“Dolphin Films”), founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, Shore Fire, The Door, The Digital Dept., Special Projects, Always Alpha and Elle and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media and influencer marketing and celebrity booking. The content production segment is composed of Dolphin Films and a department within Dolphin, which develop, produce and distribute feature films, television and digital content.

With respect to our entertainment publicity and marketing segment, we have endeavored to create an “earned media marketing super group,” combining marketing, public relations, influencer marketing, celebrity sponsorships and talent booking and experiential marketing, that will serve as a platform for organic growth via the cross-selling of services among our subsidiaries. By way of example, all of our public relations companies (42West, Shore Fire, The Door and Elle) have identified the capability to run influencer marketing campaigns for clients as a “must have” in today’s environment, which requires the ability to drive social media awareness and engagement. Thus, we believe that The Digital Dept. will be able to provide a critical competitive advantage in the acquisition of new clients in the entertainment and lifestyle marketing space and will continue to fuel topline revenue growth as the average revenue per client increases with the cross-selling of influencer marketing services. Furthermore, influencer marketing campaigns are also considered essential to the earned media campaigns of so many consumer products in today’s online marketplace, creating large cross-selling opportunities between our public relations agencies and The Digital Dept.’s expertise and services.

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

By way of example, our first content investment was made in June 2022, when we entered into a multi-year deal with IMAX Corporation (“IMAX”) to jointly finance the development and production of a slate of feature-length documentaries for the global market. The first project under this deal is The Blue Angels, co-produced by legendary Hollywood filmmaker J.J. Abrams and his Bad Robot Productions. The Blue Angels follows the newest class of the storied Navy and Marine Corps flight squadron through intense training and into their first season of heart-stopping aerial artistry, while also sharing the emotional stories of the veterans on the team who, this year, will take their final flights. It marked the first time the iconic blue and yellow F/A-18 Super Hornets were featured in IMAX. The film was released in IMAX theaters on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

 Growth Opportunities and Strategies

For Dolphin 1.0, we are focused on driving growth through the following efforts:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the last seven years represents tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisitions of The Digital Dept., 42West has the ability to both structure influencer marketing campaigns and to create promotional and marketing content for clients, which are critical services for entertainment content marketers in today’s digital world.

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

Expand and grow The Door through the expansion of its Consumer Products Public Relations business. The Door’s market-leading position in both the food and hospitality verticals, with many clients that have consumer-facing products and the need for attendant marketing campaigns, has provided the Company with the requisite experience for a successful expansion across the high-margin consumer products public relations business with potential clients both inside and outside of the food and hospitality verticals. We plan to significantly increase the number of consumer products public relation accounts at The Door. Such accounts often generate higher monthly fees and longer-term engagements than any other of our customer verticals.

Expand and Grow Elle Communications to Serve More Clients Across the Non-Profit Spectrum. For over 15 years, Elle has been a leader in providing public relations and marketing services to a broad array of non-profits and sustainable lifestyle companies. We plan to significantly expand Elle’s client base by cross-selling their Impact public relations services across all of the Dolphin agencies, many of which already have clients with foundations and other charitable organizations.

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

Diversify The Digital Dept.’s Brand Client Bases. The Digital Dept. has a division dedicated to working with brands to create the strategy and subsequently execute influencer marketing campaigns, with a specialization in the beauty, fashion and wellness industries. Through 42West, The Door, Shore Fire and Elle, The Digital Dept. can offer their services to several new verticals, including motion picture and television content, podcasts, musical artists and labels, restaurant groups, hotels and resorts, the travel industry, the gaming and e-sports industry, charitable organizations and the marketers of broader consumer products. The ability for The Digital Dept. to reach clients of 42West, The Door, Shore Fire and Elle provides The Digital Dept. with the opportunity to diversify its client base, while allowing 42West, The Door and Shore Fire to increase their service offerings to, existing and future clients, potentially driving increased revenues.

Expand The Digital Dept.’s Influencer Event Business to New Markets. The Digital Dept. has a division dedicated to producing influencer “showrooms,” wherein The Digital Dept. rents a venue and hosts up to 200 influencers over 2 days to sample a wide variety of beauty, fashion and wellness products. Since 2021, The Digital Dept. has hosted multiple such showrooms per year, all in Los Angeles. In 2024, we added additional showrooms in New York and Miami. In 2025, we plan to add an additional showroom in Nashville, to further expand this successful format.

Build Always Alpha’s Business. Always Alpha launched in October 2024 in partnership with Allyson Felix, the most decorated track and field athlete of all-time. Initially, we have focused on recruiting Olympic athletes to join our roster, and now we plan to expand into soccer and basketball in 2025 (the two most established sports for female athletes in the United States).

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

Opportunistically grow through complementary acquisitions. We plan to selectively pursue acquisitions to further enhance our competitive advantages, scale our revenues, and increase our profitability. Our acquisition strategy is based on identifying and acquiring companies that complement our existing entertainment marketing services businesses. We believe that complementary businesses can create synergistic opportunities that may increase profits and operating cash flow.

Leverage Our Marketing Expertise To Receive Equity Stakes In Ventures That We Will Promote

For Ventures, or Dolphin 2.0, we are focused on driving growth through the following efforts:

Build a portfolio of premium film, television and digital content. We intend to grow and diversify our portfolio of film, television and digital content by capitalizing on demand for high quality digital media and film content throughout the world marketplace. We plan to balance our financial risks against the probability of commercial success for each project. We believe that our strategic focus on content and creation of innovative content distribution strategies will enhance our competitive position in the industry, ensure optimal use of our capital, build a diversified foundation for future growth and generate long-term value for our shareholders. Finally, we believe that marketing strategies that will be developed by our best-in-class entertainment public relations and marketing companies will drive our creative content, thus creating greater potential for profitability.

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

Develop Consumer Products. We believe there are many consumer product categories that have strong historical influence from either celebrities, influencers, athletes or the entertainment industry in general, including liquor, cosmetics, skin care, fashion, supplements, and wellness products, to name just a few. Across our public relations firms and The Digital Dept., and Always Alpha, we represent both brands in these verticals, as well as many individual celebrities, athletes and influencers, with proprietary consumer products in these verticals. We believe we can conceive and partner with leading producers and distributors across several consumer product verticals to launch a wide variety of products that leverage our ability to access celebrity and influencer talent, as well as run best-in-class earned media marketing campaigns to launch brand awareness, maintain brand prominence, and enhance sales and distribution efforts.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing, video game and eSports marketing, entertainment consumer product marketing, and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and after the acquisition, in March 2022, 42West was ranked #2 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment public relations firm. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

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

 Elle

Through Elle, we specialize in social and environmental impact public relations services for a client roster of mission-centered brands, nonprofits and philanthropic foundations, social enterprises, sustainability, and ethically made products and services. Elle’s dedicated teams in New York and Los Angeles, achieve marketing and publicity strategies for non-profits. We believe Elle is the largest public relations agency in the philanthropy and social impact sector.

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

Always Alpha

Through Always Alpha, we offer management for individual athlete, broadcasters and coach influencers, brand marketing services (both paid and organic influencer marketing campaigns) and influencer event development and production services, with teams in New York and Los Angeles. Always Alpha is the first sports management firm of its kind fully focused on women’s sports. Founded by Olympic legend and women's rights advocate Allyson Felix, her longtime business partner and brother Wes Felix and standout sports executive Cosette Chaput, the venture is supported by Dolphin's portfolio of best-in-class marketing and communications companies. With the ethos that womanhood is multidimensional and that personal management should be customized to reflect this, Always Alpha aims to empower modern women who are breaking barriers, owning their voices and creating a better future on and off the field of play.

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

In June 2022, we entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. We paid $2,250,000 in connection with the production of The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the year ended December 31, 2024, we recorded revenue of $3,421,141 related to the Amazon Agreement. On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement and on July 9, 2024, the Company received the second installment from IMAX in the amount of $2,556,452.

The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

In February, 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” The film is expected to be completed and ready for delivery in the second half of 2025.

Competition

The businesses in which we engage are highly competitive. Through 42West, Shore Fire, The Door and Elle, we compete against other public relations and marketing communications companies, as well as independent and niche agencies to win new clients and maintain existing client relationships. Through The Digital Dept., we compete against other influencer marketing agencies as well as in-house teams at many of our clients. Through Always Alpha, we complete with other management firms that represent both male and female athletes. Through Special Projects, we compete with other celebrity booking or live event production companies. Our content production business faces competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, video games and computer-related activities. We are subject to competition from other digital media and motion production companies, as well as from large, well-established companies within the entertainment industry that have significantly greater development, production, distribution and capital resources than us. We compete for the acquisition of literary properties and for the services of producers, directors, actors and other artists as well as creative and technical personnel and production financing, all of which are essential to the success of our business. In addition, our productions compete for audience acceptance and advertising dollars.

We believe that we compete on the basis of the following competitive strengths:

•	Market Reputations of 42West, Shore Fire, The Door and Elle — 42West, Shore Fire, The Door and Elle consistently rank among the most prestigious and powerful public relations firms in the United States (as a group we were ranked as the #1 Public Relations firm in the United States in 2025, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”

•	An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 25-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, Shore Fire’s President Marilyn Laverty and Elle’s Danielle Finck are all longtime public relations practitioners, with decades of experience, and are widely recognized as among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies. Furthermore, The Digital Dept. Co-CEOs, Ali Grant and Sarah Boyd, are widely respected influencer marketing experts who have built their reputations from the very beginning of the industry 10-15 years ago. Always Alpha’s Co-Founder Allyson Felix is the most decorated track and field athlete of all-time. Lastly, Nicole Vecchiarelli and Andrea Oliveri, Co-CEOs of Special Projects, are considered best-in-class in celebrity curation and booking;

•	Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise and experiential marketing for our 42West, The Door, Shore Fire, Elle and Always Alpha clients, primarily through the services of The Digital Dept., and Special Projects, will allow us to expand and grow our relationships with existing clients and also attract new ones; and,

•	Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality, gaming and e-sports industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

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

As of March 17, 2025, we had 269 full-time employees, all of which are located within the United States.

Diversity and Inclusion

Dolphin and our subsidiaries are committed to diversity and inclusion, and our culture reinforces these values on a day-to-day basis, beginning with our leadership team. Our leadership team, which includes our Chief Executive Officer, Chief Financial and Operating Officer, Vice-President of Human Resources and the leaders of our subsidiaries, is composed of 87% women and minorities. Likewise, the Board of Directors is composed of 71% women and minorities.

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

Corporate Offices

Our corporate headquarters is located at 150 Alhambra Circle, Suite 1200, Coral Gables, Florida 33134. Our telephone number is (305) 774-0407. We also have offices located at:

•	600 3rd Avenue, 23rd Floor, New York, New York 10016;

•	1840 Century Park East, Suite 200, Los Angeles, California 90067; and

•	12 Court Street, Suite 1800, Brooklyn, New York 11201

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

ITEM 1A. RISK FACTORS

Risks Related to our Business and Financial Condition

Our results of operations, including our revenues from our Entertainment and Publicity Marketing segment, are highly susceptible to unfavorable economic conditions.

The global financial markets have experienced significant recent volatility, marked by declining economic growth, diminished liquidity and availability of credit, declines in consumer confidence, significant concerns about increasing and persistently high inflation and uncertainty about economic stability. Economic downturns often severely affect the marketing services industry. Some of our corporate clients may respond to weak economic performance by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses related to operations. In addition, economic downturns, social or political instability, recessionary concerns, rising interest rates and increased inflation could lead to reduced public demand and discretionary spending for varying forms of entertainment for which we are engaged to provide public relations and media strategy and promotional services. Such reduced demand for our services could have a material adverse effect on our revenues and results of operations.

We have a history of net losses and may continue to incur net losses.

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2024 and 2023, our net loss was $12,603,225 and $24,396,725, respectively. Our accumulated deficit was $146,214,429 and $133,611,204 at December 31, 2024 and 2023, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle and Always Alpha and the success of our Dolphin 2.0 initiatives, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

The table below sets forth our total principal amount of debt as of December 31, 2024 and 2023.

	December 31,
	2024	2023
Related party debt (noncurrent)	$3,225,985	$1,107,873
Non-convertible promissory notes (current and noncurrent)	$3,880,000	$3,880,000
Convertible notes payable (current and noncurrent)	$5,100,000	$5,100,000
Convertible note payable – fair value option (noncurrent)	$320,000	$355,000
Term loans (current and noncurrent)	$6,468,289	$5,482,614
Revolving line of credit (current)	$400,000	$400,000
Non-convertible promissory note – Socialyte (current)	$3,000,000	$3,000,000

Our indebtedness could have important negative consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired, or such financing may not be available on favorable terms or at all;

•	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

•	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

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

If we are not able to generate sufficient cash to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying digital or film productions, delaying Dolphin 2.0 initiatives, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all and our indebtedness may affect our ability to continue to operate as a going concern.

Our stock price has been volatile and may continue to be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has been volatile and may continue to be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2024 and 2023, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had negative working capital of $6.4 million as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate needing additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and/or other key employees of 42West, The Door, Shore Fire, The Digital Dept. Special Projects, Elle and Always Alpha and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle and Always Alpha, our marketing subsidiaries, substantially depends on our ability to retain the services of certain key employees, including some of the former owners. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of our marketing subsidiaries, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain such key employees. If our marketing subsidiaries fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

Our marketing subsidiaries’ talent rosters currently include some of the best known and most highly respected members of the entertainment, hospitality, and musical communities. These include major studios and networks, corporations, well-known consumer brands, celebrity chefs, leading restaurant and hotel brands, recording artists and social media influencers. These clients often form highly loyal relationships with certain public relations and marketing professionals rather than with a particular firm. The employment agreements with the principal sellers currently contain non-competition provisions that prohibit the principal sellers from continuing to provide services to such clients should they leave the Company, however, clients are free to engage other public relations and marketing professionals and there can be no assurance that they will choose to remain with the Company. The success of our marketing subsidiaries, therefore, depends on our ability to continue to successfully maintain such client relationships should the principal sellers or other key employees leave the Company. If we are unable to retain the current marketing subsidiaries’ current clients or attract new clients, then we could suffer a material adverse effect on our business and results of operations.

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

Our marketing subsidiaries’ success depends on their ability to effectively and consistently staff and execute client engagements to achieve the clients’ unique personal or professional goals. Our marketing subsidiaries work to design customized communications or publicity campaigns tailored to the particular needs and objectives of particular projects. In some of their engagements, our marketing subsidiaries rely on other third parties to provide some of the services to their clients, and we cannot guarantee that these third parties will effectively deliver their services or that we will have adequate recourse against these third parties in the event they fail to effectively deliver their services. Other contingencies and events outside of our control may also impact our marketing subsidiaries’ ability to provide their services. Our marketing subsidiaries’ failure to effectively and timely staff, coordinate and execute their client engagements may adversely impact existing client relationships, the amount or timing of payments from clients, their reputation in the marketplace and ability to secure additional business and our resulting financial performance. In addition, our contractual arrangements with our clients may not provide us with sufficient protections against claims for lost profits or other claims for damages.

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

As is customary in the industry, our marketing subsidiaries’ agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the marketing subsidiaries’ clients were to reduce the volume of business they conduct with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations. A portion of our revenue is derived on a project-by-project basis. Clients may decide to use other creative branding and marketing companies for their projects which would have an adverse effect upon our business and results of operations.

If our clients experience financial distress, or seek to change or delay payment terms, it could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions could result in an increase in client financial difficulties that affect us. The direct impact on us may include reduced revenues, write-offs of accounts receivable and expenditures billable to clients, and may negatively impact our operating cash flow.

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

From January 1, 2023 to December 31, 2024, the number of shares of our common stock issued and outstanding has increased from 6,170,332 to 11,162,026 shares. During this period, we issued approximately (i) 2.3 million aggregate shares of our common stock as consideration or earnout consideration for acquisitions; (ii) 1.1 million shares to Lincoln Park Capital Fund LLC (“Lincoln Park”) related to our purchase agreement with them; (iii) 0.7 million shares through an offering pursuant to a Registration Statement on Form S-3; (iv) 0.2 million shares to certain holders of convertible notes that exercised their right to convert all or a portion of their convertible notes; and (v) 0.3 million shares as stock compensation to certain employees. As of December 31, 2024, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $5.1 million, which are convertible using a 90-day trading average stock price. We also have an outstanding convertible note payable with an aggregate principal amount of $500,000, which is convertible at $7.82 per share. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. As of December 31, 2024, Series C Preferred Stock is convertible into 2,369,470 shares of our common stock. A stock restriction agreement entered into with Mr. O’Dowd in 2020, as amended, prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the Board vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.  As of December 31, 2024, the Series C Preferred Stock was entitled to 23,694,700 votes which is approximately 68% of our voting securities. On January 21, 2025, the Company’s shareholders approved an amendment to the terms of the Series C Convertible Preferred Stock included in our Articles of Incorporation to decrease the number of votes per share of common stock the Series C is convertible into from ten votes per share to three votes per share to comply with the Nasdaq voting rights rule (Rule 5640). As of January 21, 2025, the Series C Preferred Stock is entitled to 7,108,410 votes which was approximately 39% of the voting securities on that date. The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common shareholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights.

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

ITEM 2. PROPERTIES

As of the date of this report, we do not own any real property. For our headquarters and content production business, we lease 4,961 square feet of office space in Coral Gables, Florida. For our entertainment publicity and marketing business, we lease one office space in each of Manhattan, New York, Brooklyn, New York and Los Angeles, California.

 We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

ITEM 3. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte purchase agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, the defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024 defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the cross-complaint on October 1, 2024. Trial has been scheduled by the Court for February 2026. Due to the early stage of the litigation, an estimate of any possible loss or range of loss cannot be made at this time. The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

As of March 17, 2025, there were approximately 307 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

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

Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Be Social Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations and marketing leaders for the industries they serve. As a group, they were recognized as the #1 PR firm in the country in the prestigious Observer rankings earlier this year. The Digital Dept. (formerly, Socialyte and Be Social) provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses can create synergistic opportunities and bolster profits and cash flow. While we may acquire additional companies in the future, we are not in active negotiations with any such companies, and there is no assurance that we will be successful in acquiring any additional companies, whether in 2025 or at all.

We have also established an investment strategy, “Ventures” or “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within these Ventures. We intend to enter into Venture investments during 2025, but there is no assurance that we will be successful in doing so, whether in 2025 or at all.

Elle Communications Acquisition

On July 15, 2024, we acquired all of the issued and outstanding membership interests of Elle, a California limited liability company, pursuant to a membership interest purchase agreement between us and the seller, Danielle Finck. Elle is a public relations agency specializing in social and environmental impact for a client roster of mission-centered brands, nonprofits and philanthropic foundations, social enterprises, sustainability and ethically made products and activists. Elle is headquartered in Los Angeles, California.

The consideration paid by us in connection with the acquisition of Elle is approximately $4.7 million. On July 15, 2024, we paid the sellers $1.9 million cash and issued the seller 961,000 shares of our common stock.  At various dates during the months between July and December 2024, we paid the Elle’s seller approximately $0.6 million related to cash and working capital adjustments and will pay approximately $0.5 million on March 31, 2025 for the contingent consideration pursuant to the membership interest purchase agreement. As part of the membership interest purchase agreement, we entered into employment agreements with Danielle Finck and Silvie Snow Thomas, a key employee, each for a period of four years.

For more information on the acquisition of Elle, refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, direct costs, payroll and benefits, selling, general and administrative expenses, legal and professional expenses, other income/expense and net income. Other income/expense consists mainly of interest expense, interest income and non-cash changes in fair value of liabilities,

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle and Always Alpha, and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, influencer marketing, celebrity booking and live event production. The content production segment is composed of Dolphin Films and Dolphin Digital Studios, which produce and distribute feature films and digital content.

Entertainment Publicity and Marketing (“EPM”)

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and by actively soliciting new business. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers or celebrities and (viii) curating and booking celebrities for live events. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget which was estimated at approximately $4 million. On November 7, 2023, we agreed to pay and paid an additional $250,000, which represented 50% of the estimated additional production costs to complete the documentary. We paid $2,250,000 related to productions costs of The Blue Angels in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. We estimate that we will derive approximately $3.75 million from this agreement. On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement and on July 9, 2024, we received the second installment from IMAX in the amount of $2,556,452. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

In February, 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” The film is expected to be completed and ready for delivery in the second half of 2025.

Revenues

For the years ended December 31, 2024 and 2023, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment includes revenues from Elle from July 1, 2024 through December 31, 2024.

During the year ended December 31, 2024, we generated revenue in our content production segment related to The Blue Angels documentary motion picture. For the year ended December 31, 2023, our content production segment derived revenues from the domestic distribution of Believe, a feature film that was released in 2013.

The table below sets forth the percentage of total revenue derived from our segments for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Revenues:
Entertainment publicity and marketing	93.4%	99.9%
Content production	6.6%	0.1%
Total revenue	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue. Direct costs also include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Acquisition costs – includes legal, consulting and audit fees related to our acquisitions.

(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Impairment of goodwill – includes an impairment charge related to ceasing operations in Viewpoint and triggering events identified during the years ended December 31, 2024 and 2023.

(7)	Impairment of intangible assets – includes an impairment charge as a result of a rebranding of two of our subsidiaries during the third quarter of 2023.

(8)	Impairment of notes receivable – includes the write-off of the notes receivable from Midnight Theatre. Refer to Note 8 to the consolidated financial statement elsewhere on this Annual Report on Form 10-K for additional information.

(9)	Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for our acquisitions. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations.

(10)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the years ended December 31, 2024 and 2023, other income and expenses consisted primarily of: (1) changes in the fair values of convertible notes and warrants; (2) interest income; and (3) interest expense.

RESULTS OF OPERATIONS

Year ended December 31, 2024 as compared to year ended December 31, 2023

Revenues

For the years ended December 31, 2024 and 2023, our revenues were as follows:

	December 31,
	2024	2023
Revenues:
Entertainment publicity and marketing	$48,263,843	$43,067,557
Content production	3,421,141	55,518
Total revenue	$51,684,984	$43,123,075

Revenues from entertainment publicity and marketing increased by approximately $5.2 million, or 12.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

The increase for the year ended December 31, 2024 is primarily driven by increases across substantially all subsidiaries and inclusion of $4.5 million of Special Projects, Always Alpha and Elle revenues that were not present for the full year in 2023, offset by the decrease in revenues of Viewpoint. We decided to cease the operations of Viewpoint during the year ended December 31, 2024.

Revenues from content production increased by approximately $3.4 million during the year ended December 31, 2024, compared to the same period in the prior year, in connection with revenue generated from The Blue Angels documentary film, which was released in theatres on May 17, 2024.

Expenses

For the years ended December 31, 2024 and 2023, our operating expenses were as follows:

	December 31,
	2024	2023
Expenses:
Direct costs	$3,266,461	$946,962
Payroll and benefits	38,123,040	35,030,257
Selling, general and administrative	7,795,610	8,434,549
Acquisition costs	164,044	116,151
Impairment of goodwill	6,671,557	9,484,215
Impairment of intangible assets	—	341,417
Write-off of notes receivables	1,270,000	4,108,080
Change in fair value of contingent consideration	50,000	33,226
Depreciation and amortization	2,382,361	2,253,619
Legal and professional	2,447,083	2,485,096
Total expenses	$62,170,156	$63,233,572

Direct costs increased $2.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in direct costs for the year ended December 31, 2024 is directly attributable to (i) $1.8 million of capitalized production costs being amortized for the production of The Blue Angels and (ii) the increase in subsidiaries’ revenues as compared with the same period in the prior year.

Payroll and benefits expenses increased by approximately $3.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily related to an increase of $1.7 million for a full year of Special Projects payroll in 2023 compared to only three months in 2023, $1.2 million of Elle payroll for the period between July 15, 2024 and December 31, 2024, $0.6 million of payroll for Always Alpha for the period between June 1, 2024 and December 31, 2024, offset by a reduction in Viewpoint payroll of $0.5 million due to ceasing operations.

Selling, general and administrative expenses decreased by approximately $0.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease is primarily related to a decrease in office rent expense from the expiration of one of the New York office leases in August 2023, a cost savings of approximately $0.1 million and a reduction of bad debt expense of approximately $0.4 million due to improvements in our collection of accounts receivable.

Acquisition costs for the year ended December 31, 2024 were $0.2 million, related to our acquisition of Elle on July 15, 2024. Acquisition costs for the year ended December 31, 2023 were $0.1 million, primarily related to our acquisition of Special Projects on October 2, 2023.

Depreciation and amortization increased $0.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023 related primarily to nine months amortization of Special Projects intangible assets and six months amortization of Elle intangible assets in 2024, in the amount of $0.5 million that were not present in the prior year. This increase was offset by a decrease in amortization of intangible assets of the other subsidiaries in the amount of $0.4 million related to intangible assets that had previously been impaired or were fully amortized.

Impairment of goodwill was $6.7 million for the year ended December 31, 2024 compared to $9.5 million for the year ended December 31, 2023.

As discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in the third quarter of 2024, we performed a quantitative assessment driven by triggering events related to declines in our market capitalization combined with decreased revenue projections for certain of our subsidiaries. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of three of our entertainment publicity and marketing segment reporting units, and $0.2 million goodwill impairment as a result of the closure of one of our reporting units. During the year ended December 31, 2023, we impaired $9.5 million allocated to several of our reporting units.

Impairment of intangible assets was $0.3 million for the year ended December 31, 2023. As discussed in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, during the year ended December 31, 2023, we recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.”. No such impairment was recorded during the year ended December 31, 2024.

Write-off of notes receivables was $1.3 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. As discussed in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, during the third quarter of the year ended December 31, 2024, we determined the Midnight Theatre Notes issued during the year ended December 31, 2024 had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of December 31, 2024 we wrote off all outstanding Midnight Theatre Notes. During the fourth quarter of year ended December 31, 2023, we determined that Midnight Theatre Notes issued in 2021 and 2022 had been impaired and wrote off the outstanding Midnight Theatre Notes and any accumulated unpaid interest receivable.

Change in fair value of the contingent consideration was a loss of $50 thousand for the year ended December 31, 2024, compared a loss of $33.2 thousand for the year ended December 31, 2023. The main components of the change in fair value of contingent consideration were the following:

•	Elle: We recorded a loss of $50 thousand for the year ended December 31, 2024 related to the remeasurement of fair value as of December 31, 2024. During the year ended December 31, 2024, Elle achieved the conditions for earnout consideration, which will be paid and settled in cash in March 2025. This contingent consideration was not in place during the year ended December 31, 2023.

•	Be Social: We recorded a loss of $33.2 thousand for the year ended December 31, 2023, related to the remeasurement of fair value as of that date the contingent consideration was settled.

Legal and professional fees had an insignificant decrease of approximately $38 thousand, or 1.5% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Other Expenses

	December 31,
	2024	2023
Other (expense) and income:
Change in fair value of convertible note	$35,000	$(11,444)
Change in fair value of warrants	5,000	10,000
Interest income	11,462	2,877
Interest expense	(2,081,661)	(2,085,107)
Total	$(2,030,199)	$(2,083,674)

Change in fair value of Convertible Note at Fair Value – We elected the fair value option for a convertible note issued in 2020. The fair value of the convertible note is re-measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. For the years ended December 31, 2024 and 2023, we recorded changes in the fair value of the convertible note issued in 2020 in the amount of a gain of $35.0 thousand and a loss of $11.4 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk.

Change in fair value of warrants – The warrant issued with the convertible note payable at fair value issued in 2020 was initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the year ended December 31, 2024 and 2023.

Interest income – Interest income increased by $8.6 thousand for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the reversal of interest income in connection with the write-off of the Midnight Theatre Notes receivable during 2023. We did not record any interest income in connection with the Midnight Theatre Notes during the year ended December 31, 2024.

Interest expense – Interest expense remained consistent for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Although, we obtained new related party nonconvertible notes and an increase in the term loan financing in 2024, the increase in debt was offset by one-time interest expenses incurred in 2023 of $79,286 of prepayment penalty and $91,859 write-off of unamortized debt issuance costs in connection with the Refinancing Transaction as defined in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on the Form 10-K.

Equity in losses of unconsolidated affiliates

Equity in earnings or losses of unconsolidated affiliates includes our share of income or losses from equity investees. We impaired our equity investments in the unconsolidated affiliates during the fourth quarter of 2023. Therefore, no income or loss has been recorded during the year ended December 31, 2024.

Income Tax Expense

We had an income tax expense of $87.9 thousand for the year ended December 31, 2024, compared to an expense of $53.5 thousand for the year ended December 31, 2023. The income tax expense for years ended December 31, 2024 and 2023 reflect the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

As of December 31, 2024, we have approximately $58.9 million of pre-tax net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2029; federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have state net operating loss carryforwards amounting to $63.8 million that begin to expire in 2030. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of both December 31, 2024 and 2023.

Net Loss

Net loss was approximately $12.6 million or $1.22 per share based on 10,306,904 weighted average shares outstanding for basic and fully diluted loss per share for the year ended December 31, 2024.

Net loss was approximately $24.4 million or $3.39 per share based on 7,206,577 weighted average shares outstanding for basic and fully diluted loss per share for the year ended December 2023.

Net loss for the years ended December 31, 2024 and 2023, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31,
	2024	2023
Statement of Cash Flows Data:
Net cash used in operating activities	$(157,851)	$(5,017,167)
Net cash used in investing activities	(2,458,289)	(4,537,174)
Net cash provided by financing activities	4,184,295	9,917,183
Net increase in cash and cash equivalents and restricted cash	1,568,155	362,842

Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$9,128,846	$7,560,691

Operating Activities

Net cash used in operating activities was approximately $0.2 million for the year ended December 31, 2024, a change of $4.9 million from the year ended December 31, 2023. The increase in cash flows from operations was primarily as a result a $11.9 million of decreased net loss for the year and a decrease of $0.3 million net change in working capital, which was offset by an increase of $7.3 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, impairment of goodwill and other non-cash losses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $2.5 million, which related primarily to:

 Outflows:

•	$1.3 million net issuance of notes receivable to Midnight Theatre; and
•	$1.2 million payment related to the acquisition of Elle, net of cash acquired.

Net cash used in investing activities for the year ended December 31, 2023 was $4.5 million, which related primarily to:

 Outflows:

•	$4.5 million payment related to the acquisition of Special Projects, net of cash acquired; and

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $4.2 million and mainly related to:

Inflows:

•	$2.1 million proceeds from related party loans;
•	$2.0 million proceeds from the second term loan from Bank United; and
•	$1.2 million proceeds from the Lincoln Park facility.

Outflows:

•	$1.0 million of repayment of the first term loan; and
•	$88 thousand of repayment of finance leases.

Net cash provided by financing activities for the year ended December 31, 2023 was $9.9 million and mainly related to:

Inflows:

•	$5.8 million proceeds from the first term loan from Bank United;
•	$3.6 million proceeds from convertible and non-convertible note payable;
•	$2.2 million proceeds from and the Lincoln Park facility;
•	$2.0 million proceeds from the sale of common stock through an offering; and
•	$0.4 million net proceeds from the revolving credit facility.

Outflows:

	•	$3.2 million of repayment of the first term loan;
	•	$0.5 million payment of Be Social contingent consideration;
·	•	$0.2 million payment on convertible and non-convertible notes payable; and
	•	$0.2 million payments of debt origination and debt extinguishment costs.

Debt and Financing Arrangements

Total debt amounted to $22.4 million as of December 31, 2024 compared to $19.3 million as of December 31, 2023, an increase of $3.1 million. The increase related primarily to $2.1 million increase in related party nonconvertible promissory notes and $2.0 million of the second term loan that was entered into during the year ended December 31, 2024, offset by the repayments of the first term loan.

Our debt obligations in the next twelve months from December 31, 2024 increased from the obligations as of December 31, 2023. The current portion of the debt increased to $5.4 million from $4.9 million, mainly due to an increase in the current portion of the Bank United Credit Facility (defined below in “BankUnited Loan Agreements – Refinancing Transaction”) in the amount of $0.6 million as compared to the current portion of the Bank United Credit Facility in the prior year. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2022 Lincoln Park Transaction

On August 10, 2022, we entered into a purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of our common stock from time to time over a 36-month period. Pursuant to the terms of the LP 2022 Registration Rights Agreement, the issuance of shares pursuant to the LP 2022 Purchase Agreement have been registered pursuant to our effective registration statement on Form S-1, and the related prospectus dated September 15, 2022.

We may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 37,500 shares if the closing price is not below $15.00 and up to 50,000 shares if the closing price is not below $20.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 98.75% of the lesser of: (i) the lowest sale price of our common stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the Purchase Date. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price for the accelerated and additional accelerated purchases shall be equal to the lesser of 96% of (i) the closing sale price on the accelerated purchase date, or (ii) such date’s volume weighted average price.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time we signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, we issued 28,657 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

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

 During the year ended December 31, 2024, we sold 475,000 shares of common stock at prices ranging between $2.14 and $3.06 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1.2 million.

 During the year ended December 31, 2023, we sold 575,000 shares of common stock at prices ranging between $3.30 and $4.54 pursuant to the LP 2022 Purchase Agreement and received proceeds of $2.2 million.

We evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. We analyzed the terms of the freestanding put right and concluded that it has insignificant value as of December 31, 2024 and 2023.

Convertible Notes Payable

 As of December 31, 2024 and 2023, we had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. Three of the convertible notes payable may not be converted at a price less than $5.00 per share, four of the convertible notes payable may not be converted at a price less than $4.00 per share, and three of the convertible notes payable may not be converted at a price less than $2.00 per share. On November 15, 2023, we entered into agreements with two noteholders, holding a total of five convertible notes payable, to extend the maturity date for two additional years. For one of these noteholders (holding three convertible notes), we agreed to lower the minimum conversion price to $2.00 per share.

On January 13, 2025, we entered into a second amendment to three of the convertible notes payable held by the same investor and agreed to extend the maturity date to January 13, 2027 and lower the minimum conversion price to $1.00. For the remaining convertible notes payable, three may not be converted at a price less than $5.00 per share and four of the convertible notes payable may not be converted at a price less than $4.00 per share, which were their original terms.

As of December 31, 2024 and 2023, the principal balance of the convertible promissory notes was $5,100,000 of which all were recorded as noncurrent liabilities on our consolidated balance sheets under the caption convertible notes payable.

We recorded interest expense related to these convertible notes payable of $510,250 and $543,472 during the year ended December 31, 2024 and 2023, respectively. In addition, we made cash interest payments amounting to $510,250 and $538,764 during the year ended December 31, 2024 and 2023, respectively, related to the convertible notes payable.

During the year ended December 31, 2023, the holder of two convertible notes payable converted the aggregate principal balance of $900,000 into 225,000 shares of common stock at a conversion price of $4.00 per share. At the moment of conversion, accrued interest related to these notes amounted to $9,500 and was paid in cash.

During the year ended December 31, 2023, we paid $50,000 to a noteholder as partial repayment for the convertible note payable.

In January and February of 2025, we entered into four convertible notes payable with an aggregate principal balance of $775,000. The convertible notes payable bear interest at a rate of 10% per annum with maturity dates ranging between the second and fifth anniversary of their respective issuance dates. The conversion price of one $100,000 convertible note payable is the 90-day trailing average trading price of our common stock prior to the date of conversion, with a floor price of $1.01. The conversion price of the second $100,000 convertible note payable is the 30-day trailing average trading price of our common stock prior to the date of conversion, with a floor price of $1.01. The conversion price of the third $100,000 convertible note payable is $1.02 per share and the conversion price of the fourth $325,000 convertible note payable is $1.11 per share.

It is our experience that convertible notes payable, including their accrued interest are converted into shares of our common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Convertible Note Payable at Fair Value

As of December 31, 2024, we have one convertible note payable outstanding with an aggregate principal amount of $0.5 million for which we elected the fair value option. As such, the estimated fair value of the convertible note payable was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible note payable with any changes in the fair value recorded in the consolidated statements of operations. The convertible note payable at fair value may be converted at a price of $7.82 per share, matures on March 4, 2030 and as of December 31, 2024, we had a balance of $0.3 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

We recorded interest expense related to this convertible note payable at fair value of $39,472 during the years ended December 31, 2024 and 2023. In addition, we made cash interest payments amounting to $39,472 during the years ended December 31, 2024 and 2023 related to this convertible note payable at fair value.

We recorded a gain in fair value of $35,000 and a loss of $11,444 for the year ended December 31, 2024 and 2023, respectively, on its consolidated statements of operations related to this convertible note payable at fair value.

Similar to the convertible notes payable discussed above, our historical experience has been that these convertible notes payable at fair value are converted into shares of our common stock prior to their maturity date and not settled through payment of cash.

Nonconvertible Promissory Notes

As of December 31, 2024, we have outstanding five unsecured nonconvertible promissory notes in the aggregate amount of $3.9 million which bear interest at a rate of 10% per annum and mature between June 2025 and March 2029.

As of both December 31, 2024 and December 31, 2023, we had a balance of $0.8 million and $0.5 million, respectively, recorded as current liabilities and $3.1 million and $3.4 million, respectively, in noncurrent liabilities on its consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $388,000 and $338,843 for the year ended December 31, 2024 and 2023, respectively. We made interest payments of $388,000 and $308,044 during the year ended December 31, 2024 and 2023, respectively, related to the nonconvertible promissory notes.

On February 28, 2025, we issued a nonconvertible promissory note in the amount of $250,000 and received $250,000. The note bears interest at a rate of 10% per annum and matures on February 10, 2028.

Unsecured Nonconvertible Promissory Notes – Socialyte

As discussed in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023. The Socialyte purchase agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. As of December 31, 2024 and 2023, we have a balance of $3,000,000 in current liabilities under the caption notes payable, current portion in our consolidated balance sheets related to this note.

We recorded interest expense related to this Socialyte Promissory Note of $120,000 and $135,000 for the years ended December 31, 2024 and 2023, respectively. No interest payments were made during the year ended December 31, 2024 and 2023, related to the Socialyte Promissory Note.

Nonconvertible Promissory Notes from Related Parties

We issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by our Chief Executive Officer, William O’Dowd (the “CEO”), a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of December 31, 2024 and 2023, we had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $263,767 and $277,423, respectively, related to the DE LLC Notes. For both the year ended December 31, 2024 and 2023, we did not repay any principal balance on the DE LLC Notes. During the year ended December 31, 2024, we made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

On January 16, 2024, May 28, 2024 and December 30, 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively. As of December 31, 2024, we had a principal balance of $983,112, and accrued interest of $90,417. We did not make cash payments during the year ended December 31, 2024 related to these loans from related party.

We recorded interest expense of $276,761 and $110,787 for the year ended December 31, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes. No interest payments were made during the year ended December 31, 2024 and 2023, related to the Mock Notes.

BankUnited Loan Agreements – Refinancing Transaction

On September 29, 2023, we entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and an 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

On December 6, 2024, we entered into a second Bank United Loan Agreement (“Second BKU Loan Agreement”) for $2.0 million to finance the acquisition of Elle Communications, LLC. The Second BKU Loan Agreement carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Loan Agreement has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the years ended December 31, 2024 and 2023, we did not used the BKU Commercial Card. During the year ended December 31, 2024 and 2023, we made payments in the amount of $1,418,482 and $354,621, inclusive of $421,009 and $117,141 of interest related to the First BKU Term Loan, respectively. During the year ended December 31, 2023, we also made payments of $479,745, inclusive of $158,316 of interest on the Bank Prov term loan that was refinanced with the BKU Term Loan. No payments were made related to the Second BKU Term Loan during the year ended December 31, 2024.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the year ended December 31, 2024 and 2023, we recorded interest expense and made payments of $31,722 and $12,311, respectively, related to the BKU Line of Credit.

As of December 31, 2024, we had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2023, we had a balance of $980,651 classified as current liabilities and $4,501,963 classified as noncurrent liabilities, net of $79,907 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan. As of December 31, 2024 and 2023, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $16,823 and $4,206 for the year ended December 31, 2024 and 2023, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, we incurred a prepayment penalty of $79,286 and wrote-off unamortized debt origination costs of $91,859 related to the Bank Prov term loan, which were both recognized as interest expense in the consolidated statement of operations for the year ended December 31, 2023.

IMAX Agreement

As discussed in Note 25 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on June 24, 2022, we entered into the Blue Angels Agreement with IMAX. Under the terms of this agreement, we paid a total of $2,250,000 related to the production costs of The Blue Angels and recorded this amount as capitalized production costs.

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels.  The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

On February 22, 2024, we received $777,905 from IMAX, as a first installment in connection with the Amazon Agreement and on July 9, 2024, we received the second installment from IMAX in the amount of $2,556,452. During the year ended December 31, 2024, we recorded revenue of $3,421,141 related to the Amazon Agreement.

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

Goodwill

Goodwill results from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. As of December 31, 2024, in connection with the acquisitions of our subsidiaries, we have a balance of $21.5 million of goodwill on our consolidated balance sheets which management has assigned to the entertainment publicity and marketing segment. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. Our annual assessment is performed in the fourth quarter.

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

During the third quarter of 2024, our stock price declined and this, in combination with recurring net losses, resulted in our market capitalization to be less than our book value. In addition, we adjusted downward the revenue projections of certain subsidiaries. We considered these to be triggering events, and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, we recorded an impairment of goodwill amounting to $6.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2024. During the year ended December 31, 2024, we decided to close the Viewpoint subsidiary, and therefore we impaired goodwill for $0.2 million, which is the balance of goodwill attributable to Viewpoint immediately prior to the decision to shut down. This impairment is included in the consolidated statement of operations for the year ended December 31, 2024.

During the second quarter of the 2023 year, our stock price remained constant and did not respond as positively as expected to new information on our future projects and forecasts; this, in combination with recurring net losses, resulted in our market capitalization to be less than our book value. We considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill during the second quarter of 2023. As a result of this quantitative analysis, during the second quarter of 2023, we recorded an impairment of goodwill amounting to $6.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2023.

In addition, as part of our annual goodwill impairment review, we performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, we concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, we recorded an impairment charge amounting to $3.0 million, which is included in the consolidated statement of operations for the year ended December 31, 2023.

 Intangible assets

In connection with the acquisitions of our subsidiaries, we acquired in aggregate an estimated $23.4 million of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

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

During the year ended December 31, 2023, we recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.”. The impairment amount was determined to be the carrying value of both the trademark and trade name intangible assets as of September 30, 2023 (the date the rebranding was effective), which amounted to $341,417 during the year ended December 31, 2023 and is included within impairment of intangible assets in the consolidated statements of operations.

During the year ended December 31, 2024, we amortized $2.3 million that was recorded in our consolidated statement of operations related to our intangible assets.

Business Combinations and Contingent Consideration

The determination of the fair value of net assets acquired in a business combination and specifically the estimates of acquisition-related contingent consideration requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Fair values of earn-out liabilities are estimated using income approaches such as discounted cash flows or option pricing models.

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

Estimation methods are used to determine the fair values of the liability and equity components of compound financial instruments and to determine the fair value of embedded derivatives included in hybrid financial instruments. Fair values of convertible debt are estimated using pricing models such as the Monte Carlo Simulation. Evaluating the reasonableness of these estimations and the assumptions and inputs used in the valuation methods requires a significant amount of judgement and is therefore subject to an inherent risk of error. See Note 13 and Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to fair value adjustments.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2024, due to the following material weaknesses:

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

We are neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and are not otherwise including in this 2024 Form 10-K an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by our registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

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

ITEM 9B. OTHER INFORMATION

On December 26, 2024, William O’Dowd, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) (the “10b5-1 Plan”). The 10b5-1 Plan covers the sale of $5,000 worth of shares of the Company’s common stock per week, with no limit price. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from April 1, 2025 until November 15, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the fourth quarter of 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
1.1	Underwriting Agreement, dated October 31, 2023	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023.
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3*	Membership Interest Purchase Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
2.4	Amendment to Share Purchase Agreement	Incorporated herein by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q, filed on May 15, 2024.
2.5*	Membership Interest Purchase Agreement dated as of July 15, 2024, by and between Dolphin Entertainment, Inc. and Danielle Finck.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2024.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended (incorporating all amendments through January 22, 2025).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2023.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
4.4	Registration Rights Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.3	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.4	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
10.7	Form of Second Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025.
19.1	Insider Trading Policies and Procedures	Filed herewith
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Grant Thornton LLP	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Dolphin Entertainment Clawback Policy	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

None.

INDEX TO FINANCIAL STATEMENTS

Dolphin Entertainment, Inc.

Audited Consolidated Financial Statements

grant thornton llp

1301 International Parkway, Suite 200

Fort Lauderdale, FL 33323

D       +1 954 768 9900

F       +1 954 768 9908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Dolphin Entertainment, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Quantitative Impairment Assessment –The Door Reporting Unit

As described further in note 5 to the financial statements, management evaluates goodwill for impairment on an annual basis, or more frequently if impairment indicators exist, at the reporting unit level. For the quantitative impairment assessment performed during the year, management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair values of the reporting units requires management to make significant estimates and assumptions related to the preparation of discounted future cash flows. We identified the goodwill quantitative impairment assessment of The Door reporting unit as a critical audit matter.

The principal consideration for our determination that the goodwill quantitative impairment assessment of The Door reporting unit is a critical audit matter is that changes in the assumptions related to the preparation of discounted future cash flows could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value of The Door reporting unit and auditing management’s judgments regarding forecasts of revenue and the application of a discount rate involved a high degree of subjectivity due to the estimation uncertainty.

Our audit procedures related to the goodwill quantitative impairment assessment of The Door reporting unit included the following, among others:

•	We evaluated management’s process for determining the fair value of The Door reporting unit.
•	We evaluated the appropriateness of the valuation method utilized.
•	We evaluated the reasonableness of forecasted revenue and whether it was consistent with historical performance and third-party market data.
•	We evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, Florida

 March 27, 2025

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	2024	2023
ASSETS
Current
Cash and cash equivalents	$8,203,842	$6,432,731
Restricted cash	925,004	1,127,960
Accounts receivable:
Trade, net of allowance of $1,327,808 and $1,456,752, respectively	5,113,157	5,817,615
Other receivables	5,451,697	6,643,960
Other current assets	373,399	701,335
Total current assets	20,067,099	20,723,601

Capitalized production costs, net	594,763	2,295,275
Employee receivable	1,007,418	796,085
Right-of-use assets	4,738,997	5,599,736
Goodwill	21,507,944	25,220,085
Intangible assets, net	10,189,026	11,209,664
Property, equipment and leasehold improvements, net	114,011	194,223
Other long-term assets	218,021	216,305
Total Assets	$58,437,279	$66,254,974

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of December 31, 2024 and 2023

	2024	2023
LIABILITIES
Current
Accounts payable	$2,344,272	$6,892,349
Term loans, current portion	1,686,018	980,651
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,750,000	3,500,000
Contingent consideration	486,000	—
Accrued interest – related party	1,857,986	1,718,009
Accrued compensation – related party	2,625,000	2,625,000
Lease liabilities, current portion	1,919,672	2,192,213
Deferred revenue	341,153	1,451,709
Other current liabilities	11,104,036	7,694,114
Total current liabilities	26,514,137	27,454,045

Noncurrent
Term loans, noncurrent portion	4,782,271	4,501,963
Notes payable, noncurrent portion	3,130,000	3,380,000
Convertible notes payable	5,100,000	5,100,000
Convertible notes payable at fair value	320,000	355,000
Loans from related party	3,225,985	1,107,873
Lease liabilities	3,306,033	4,068,642
Deferred tax liability	394,547	306,691
Warrant liability	—	5,000
Other noncurrent liabilities	18,915	18,915
Total Liabilities	46,791,888	46,298,129
Commitments and contingencies (Note 26)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2024 and 2023	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,162,026 and 9,109,766 shares issued and outstanding at December 31, 2024 and 2023, respectively	166,688	136,647
Additional paid in capital	157,692,132	153,430,402
Accumulated deficit	(146,214,429)	(133,611,204)
Total Stockholders’ Equity	11,645,391	19,956,845
Total Liabilities and Stockholders’ Equity	$58,437,279	$66,254,974

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

	2024	2023
Revenues	$51,684,984	$43,123,075

Expenses:
Direct costs	3,266,461	946,962
Payroll and benefits	38,123,040	35,030,257
Selling, general and administrative	7,795,610	8,434,549
Acquisition costs	164,044	116,151
Impairment of goodwill	6,671,557	9,484,215
Impairment of intangible assets	—	341,417
Write-off of notes receivables	1,270,000	4,108,080
Change in fair value of contingent consideration	50,000	33,226
Depreciation and amortization	2,382,361	2,253,619
Legal and professional	2,447,083	2,485,096
Total expenses	62,170,156	63,233,572

Loss from operations	(10,485,172)	(20,110,497)

Other (expenses) income:
Change in fair value of convertible note	35,000	(11,444)
Change in fair value of warrant	5,000	10,000
Interest income	11,462	2,877
Interest expense	(2,081,661)	(2,085,107)
Total other expense (income), net	(2,030,199)	(2,083,674)

Loss before income taxes and equity in losses of unconsolidated affiliates	$(12,515,371)	$(22,194,171)

Income tax expense	(87,854)	(53,504)

Net loss before equity in losses of unconsolidated affiliates	(12,603,225)	(22,247,675)

Equity in losses of unconsolidated affiliates	—	(2,149,050)

Net loss	$(12,603,225)	$(24,396,725)

Loss per share:
Basic	$(1.22)	$(3.39)
Diluted	$(1.22)	$(3.39)

Weighted average number of shares used in per share calculation
Basic	10,306,904	7,206,577
Diluted	10,306,904	7,206,577

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,603,225)	$(24,396,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,382,361	2,253,619
Amortization of deferred production cost	1,781,810	—
Share-based compensation	364,650	354,961
Equity in losses of unconsolidated affiliates	—	2,149,050
Write off of notes receivable	1,270,000	4,583,962
Impairment of intangible assets	—	341,417
Impairment of capitalized production costs	—	74,412
Impairment of goodwill	6,671,557	9,484,215
Bad debt expense	505,173	919,672
Deferred tax expense	87,854	53,504
Write-off of debt origination costs in connection with refinancing	—	91,859
Change in fair value of contingent consideration	50,000	33,226
Change in fair value of warrant	(5,000)	(10,000)
Change in fair value of convertible note	(35,000)	11,444
Amortization of loan fees	16,823	17,436
Changes in operating assets and liabilities:
Accounts receivable, trade and other	1,749,118	(667,173)
Other current assets	327,936	(166,185)
Capitalized production costs	(81,298)	(771,275)
Other long-term assets and employee receivable	(213,050)	(153,230)
Deferred revenue	(1,110,555)	(100,583)
Accounts payable	(4,552,560)	1,518,817
Accrued interest – related party	139,977	(26,714)
Lease liabilities	(86,442)	(55,050)
Other current liabilities	3,182,020	(557,826)
Net cash used in operating activities	(157,851)	(5,017,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(1,512)	(28,995)
Acquisition of Elle Communications LLC, net of cash acquired	(1,186,777)	—
Acquisition of Special Projects Media, LLC, net of cash acquired	—	(4,508,179)
Issuance of notes receivable	(1,380,000)	—
Proceeds from notes receivable repayment	110,000	—
Net cash used in investing activities	(2,458,289)	(4,537,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	2,118,112	—
Proceeds from convertible notes payable	—	1,000,000
Repayment of convertible note payable	—	(50,000)
Proceeds from non-convertible notes payable	—	2,630,000
Repayment of non-convertible notes payable	—	(118,960)
Proceeds from term loan	2,000,000	5,800,000
Repayment of term loan	(997,474)	(3,209,880)
Proceeds from line of credit	400,000	400,000
Repayment of revolving line of credit	(400,000)
Payment of contingent consideration	—	(506,587)
Debt extinguishment costs	—	(79,286)
Debt origination costs	(33,674)	(84,391)
Principal payments on finance leases	(87,969)	(28,382)
Proceeds from the sale of common stock through an offering	—	2,002,519
Proceeds from Lincoln Park equity line	1,185,300	2,162,150
Net cash provided by financing activities	4,184,295	9,917,183
Net increase in cash and cash equivalents and restricted cash	1,568,155	362,842
Cash and cash equivalents and restricted cash, beginning of period	7,560,691	7,197,849
Cash and cash equivalents and restricted cash, end of period	$9,128,846	$7,560,691

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2024 and 2023

	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$1,790,433	$1,760,096
Lease liability obtained in exchange for right-of-use assets	$76,321	$249,893

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of shares related to conversion of notes payable	$—	$900,000
Issuance of shares of common stock related to the acquisitions (See Note 4)	$1,768,792	$4,577,387
Settlement of Special Projects Media LLC working capital adjustment in shares of common stock	$886,077	—
Settlement of contingent consideration for Be Social Public Relations LLC in shares of common stock	$—	$265,460

Reconciliation of cash and cash equivalents and restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	2024	2023
Cash and cash equivalents	$8,203,842	$6,432,731
Restricted cash	925,004	1,127,960
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,128,846	$7,560,691

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	50,000	$1,000	6,170,332	$92,555	$143,212,016	$(109,214,479)	$34,091,092
Net loss	—	—	—	—	—	(24,396,725)	(24,396,725)
Issuance of shares related to an employment agreement	—	—	95,648	1,435	353,527	—	354,962
Issuance of shares related to conversion of note payable	—	—	225,000	3,375	896,625	—	900,000
Issuance of shares to Lincoln Park	—	—	575,000	8,625	2,153,525	—	2,162,150
Issuance of shares related to the Be Social acquisition	—	—	72,711	1,091	264,369	—	265,460
Issuance of shares related to the Special Projects acquisition	—	—	1,250,000	18,750	4,506,250	—	4,525,000
Asset acquisition of GlowLab Collective LLC	—	—	—	—	52,387	—	52,387
Issuance of shares through an offering pursuant to a Registration Statement on Form S-3	—	—	721,075	10,816	1,991,703	—	2,002,519
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,647	$153,430,402	$(133,611,204)	$19,956,845
Net loss	—	—	—	—	—	(12,603,225)	(12,603,225)
Issuance of shares to Lincoln Park	—	—	475,000	7,125	1,178,175	—	1,185,300
Share based compensation to employees	—	—	183,456	2,752	412,081	—	414,833

Share based compensation to consultant	—	—	12,500	187	36,582	—	36,769
Issuance of shares related to the Special Projects acquisition	—	—	357,289	5,359	880,717	—	886,076
Issuance of shares related to the Elle acquisition	—	—	961,300	14,420	1,754,373	—	1,768,793
Asset acquisition of GlowLab Collective LLC	—	—	14,552	218	(218)	—	—
Roundup shares related to reverse stock split	—	—	48,163	(20)	20	—	—
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through our subsidiaries, 42West LLC (“42West”) including BHI Communications Inc. (“BHI”) that merged with 42West effective January 1, 2024, The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Be Social Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”), the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands throughout the U.S.

42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle), and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations and marketing leaders for the industries they serve. The Digital Dept. (formerly, Socialyte and Be Social) provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the with United States (“US GAAP”) and include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle and Always Alpha. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the estimates in the fair value of acquisitions, estimates in assumptions used to calculate the fair value of certain liabilities, estimates in the assumption of ultimate revenue from film production and impairment assessments for investment in capitalized production costs, goodwill and long-lived assets. Actual results could differ materially from such estimates.

Statement of Comprehensive Income

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented.

Revenue Recognition

The Company’s revenues are primarily derived from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and six months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers and (viii) planning and execution of events for clients. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees. In addition, the Company also earns revenue from content production of feature films. The Company recognizes revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration to which we expect to receive in exchange for those goods or services.

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

Principal vs. Agent

When a third party is involved in the delivery of our services to the client, we assess whether or not we are acting as a principal or an agent in the arrangement. The assessment is based on whether we control the specified services at any time before they are transferred to the customer. We have determined that in our events and public relations businesses, we generally act as a principal as our agencies provide a significant service of integrating goods or services provided by third parties into the specified deliverable to our clients. In addition, we have determined that we are responsible for the performance of the third-parties which are combined with our own services, before transferring those services to the customer. We have also determined that we act as principal when providing creative services and media planning services, as we perform a significant integration service in these transactions. For performance obligations in which we act as principal, we record the gross amount billed to the customer within total revenue and the related incremental direct costs incurred as billable expenses.

When a third party is involved in the production and execution of an advertising campaign and for media buying services, we have determined that we act as the agent and are solely arranging for the third-parties to provide services to the customer. Specifically, we do not control the specified services before transferring those services to the customer, we are not primarily responsible for the performance of the third-party services, nor can we redirect those services to fulfill any other contracts. We do not have inventory risk or discretion in establishing pricing in our contracts with customers. For performance obligations for which we act as the agent, we record our revenue as the net amount of our gross billings less amounts remitted to third parties. In these types of arrangements, the gross billings are recorded as other receivables in the consolidated balance sheets and the amounts to be remitted to third parties are recorded as “talent liability” within other current liabilities in the consolidated balance sheets. When the cash is received from the customer and is available to be remitted to the third parties, the balances are reclassified to accounts payable.

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

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Los Angeles. As of December 31, 2024 and 2023 the Company had a balance of $925,004 and $1,127,960, respectively, in restricted cash.

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

Other Receivables

Prior to the Company’s acquisition, Socialyte entered into a factoring agreement with Peblo LLC (“Peblo”) and agreed to sell trade receivables in exchange for a fee of 1% of the trade receivables purchased. The receivables purchased are paid within forty-eight hours of the purchase, net of the 1% fee (“First Agreement”). The initial term of the First Agreement was for a twenty-four month period through June 1, 2024. On January 13, 2023, the Company’s subsidiary entered into a new agreement with Peblo and agreed to sell the trade receivables for a fee of 0.9% and receive the funds for purchase of the trade receivables within thirteen days of the sale of the trade receivable (“Second Agreement”). The initial term of the Second Agreement was for a period of twenty-four months and upon the purchase of the trade receivables all rights and obligations of the trade receivable transferred to Peblo and the Company was not required to repurchase any trade receivable that were not collected by Peblo. In July 2023, the Second Agreement with Peblo was terminated.

For the year ended December 31, 2023, Socialyte sold $12,670,021 of trade receivables to Peblo and recorded approximately $107,678 for the Peblo fee under general and administrative costs in the Company’s consolidated statement of operations of the year ended December 31, 2023. As the agreement with Peblo was terminated in July 2023, there are no outstanding principal balance of receivables as of December 31, 2024 and 2023.

Other receivables also include gross amounts to be collected from third parties in transactions in which we act as an agent (refer to Revenue Recognition, “Principal vs. Agent” section), which amount to $5,451,697 and $6,643,960 as of December 31, 2024 and 2023, respectively.

Notes Receivable

The notes receivable held by the Company were convertible notes receivables from JDDC Elemental LLC (“Midnight Theatre”) (the “Midnight Theatre Notes”). The Midnight Theatre Notes were recorded at their principal face amount plus accrued interest and were convertible at the option of the Company into Class A and B Units of Midnight Theatre on their respective maturity dates. The Midnight Theatre Notes each originally had maturity dates six months from their issuance date, but the maturity date for all of the Midnight Theatre Notes had been extended to September 30, 2024. During the fourth quarter of the year ended December 31, 2023, the Company determined the Midnights Theatre Notes had been impaired including any accumulated unpaid interest receivable.

In 2024, Midnight Theatre issued three additional convertible notes receivable with maturity dates between May 2025 and June 2025. Similar to previously issued convertible notes receivable, the new Midnight Theatre Notes were recorded at their principal amount plus accrued interest and were convertible at the option of the Company into Class A and B Units of Midnight Theatre on their respective maturity dates. During the year ended December 31, 2024, the Company impaired the new Midnight Theatre Notes.

Refer to Note 8 for additional information on the Midnight Theatre Notes receivable.

Employee Receivable

The Company records receivables from employees separately on its consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company made payments to Amanda Lundberg, the CEO of 42West, in the aggregate amount of $208,000 and $192,000, respectively. On March 23, 2022, the Company and Ms. Lundberg entered into a Secured Promissory Note (“Lundberg Note”) agreement that provides for additional payments in the amount of $16,000 monthly to be made to Ms. Lundberg through December 31, 2027. The Lundberg Note matures on December 31, 2027 and bears interest of 2% per annum that will accrue and be payable upon maturity. The Lundberg Note also provides for note repayment to begin on January 31, 2027 through twelve equal consecutive quarterly installments. On the same date as the Lundberg Note and as security for the balance of the Lundberg Note, Ms. Lundberg and the Company entered into a Stock Pledge Agreement whereby Ms. Lundberg pledged common stock of the Company held by her as collateral for the Lundberg Note.

As of December 31, 2024 and 2023, employee receivable was $1,007,418 and $796,085, respectively.

Other Current Assets and Other Long-Term Assets

Other current assets consist primarily of prepaid expenses, interest receivable, and other non-customer receivables. As of December 31, 2024 and 2023, other long-term assets consist of security deposits.

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

Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that it is the primary beneficiary of JB Believe, LLC, formed on December 4, 2012 in the State of Florida; as such it has included it in its consolidated financial statements as of and for the years ended December 31, 2024 and 2023 as a VIE. Refer to Note 17 for additional information on Variable Interest Entities.

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

Intangible Assets

In connection with the acquisitions of the Company’s subsidiaries and other asset acquisitions, the Company acquired an estimated $23,410,970 of intangible assets with finite useful lives initially estimated to range from 2 to 13 years. The finite-lived intangible assets consist primarily of customer relationships, trade names and non-compete agreements.

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

Property, Equipment and Leasehold Improvements

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. The range of estimated useful lives to be used to calculate depreciation and amortization for principal items of property and equipment are as follows:

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

Contingent Consideration

The Company records contingent consideration as a result of certain acquisitions (see Note 4). The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption contingent consideration and records changes to the liability against earnings or loss under the caption change in fair value of contingent consideration in the consolidated statements of operations.

Acquisition Costs

Direct costs related to business combinations are expensed as incurred and included under the caption acquisition costs in the consolidated statements of operations. These costs include all internal and external costs directly related to acquisitions, consisting primarily of legal, consulting, accounting, advisory and financing fees.

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

Fair Value Option (“FVO”) Election

The Company accounts for a convertible note payable issued during the year ended December 31, 2020 under the fair value option election of ASC 825, “Financial Instruments” (“ASC 825”) as discussed below.

The convertible note payable accounted for under the FVO election is a debt host financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether it should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, “Derivatives and Hedging-Contracts in the Entity’s Own Equity” (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to the exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2024 and 2023, the fair value of the Company’s outstanding warrant was next to nil.

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

To account for the acquisitions of 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its contingent consideration. See Notes 4 and 16 for further discussion and disclosures.

Right-of-Use Asset and Lease Liability

The Company accounts for leases under ASC 842, “Leases”. The Company reviews all agreements to determine if a leasing arrangement exists. The Company determines if an arrangement is a lease at the lease commencement date. In addition to the Company’s lease agreements, the Company reviews all material new vendor arrangements for potential embedded lease obligations. The asset balance related to operating leases is presented within right-of-use asset on the Company’s consolidated balance sheets. The current and noncurrent balances related to operating leases are presented as lease liability, in their respective classifications, on the Company’s consolidated balance sheets.

The lease liability is recognized based on the present value of the remaining fixed lease payments discounted using the Company’s incremental borrowing rate on the date of the lease. The asset is calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date (i.e. prepaid rent) and initial direct costs incurred by the Company and excluding any lease incentives received from the lessor. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. For operating leases, the lease expense is recognized on a straight-line basis over the lease term. The Company accounts for its lease and non-lease components as a single component, and therefore both are included in the calculation of lease liability recognized on the consolidated balance sheets.

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

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2024

In November 2023, the FASB issued new guidance on segment reporting (Accounting Standards Update “ASU” 2023-08, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”) (“ASU 2023-08”). The amendments in ASU 2023-08 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company retrospectively adopted this guidance effective January 1, 2023 and the adoption is reflected in Note 22.

Accounting guidance not yet adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”) (“ASU 2023-09”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disaggregated disclosure of specific expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. ASU 2024-03 will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of ASU 2024-03.

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

In June 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the year ended December 31, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During year ended December 31, 2023, no revenues were recognized from the content licensing arrangement.

For the year ended December 31, 2023, the Company derived $55,518 in revenues from its motion picture Believe released in 2013.

The revenues recorded by each segment is detailed below:

	December 31,
	2024	2023
Entertainment publicity and marketing	$48,263,843	$43,067,557
Content production	3,421,141	55,518
Total Revenues	$51,684,984	$43,123,075

Contract Balances

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the consolidated balance sheets. There were no contract assets as of December 31, 2024 or 2023.

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

The opening and closing balances of our liability balance from contracts with customers as of December 31, 2024 and 2023 were as follows:

Contracts Liabilities
Balance as of December 31, 2023	$1,641,459
Balance as of December 31, 2024	341,153
Change	$(1,300,306)

Revenues for the years ended December 31, 2024 and 2023, include the following:

	December 31,
	2024	2023
Amounts included in the beginning of year contract liability balance	$1,249,754	$1,518,113

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

The total consideration paid by the Company in connection with the acquisition of Elle was approximately $4.7 million. On the Elle Closing Date, the Company paid the Elle Seller $1,863,000 cash and issued the Elle Seller 961,300 shares of the Company’s common stock. At various dates during the months between July and December 2024, the Company paid the Elle Seller approximately $0.6 million related to cash and excess working capital adjustments pursuant to the Elle Purchase Agreement.

The Elle Seller has the right to earn up to an additional $450,000 consideration (the “Contingent Consideration”) for the acquisition, contingent on achieving certain financial targets in 2024 as specified in the Elle Purchase Agreement. The Contingent Consideration is payable in cash on March 31, 2025 and the Company calculated a preliminary fair value for the contingent consideration of $436,000. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the Contingent Consideration, which incorporates significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 320. The unobservable inputs utilized for measuring fair value of the Contingent Consideration reflect management assumptions about the assumptions market participants would use in valuing the Contingent Consideration.

As part of the Elle Purchase Agreement, the Company entered into employment agreements with Danielle Fink and Silvie Snow Thomas, a key employee, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$1,863,000
Working capital and excess cash adjustment	630,635
Fair value of common stock issued to the Elle Seller	1,768,792
Contingent consideration	436,000
Fair value of the consideration transferred	$4,698,427

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Elle on the Elle Closing Date. Amounts in the table are estimates that may change, as described below. The measurement period of the acquisition of Elle concludes no later than July 15, 2025.

	July 15, 2024 (As initially reported)	Measurement Period Adjustments(1)	December 31, 2024 (As adjusted)
Cash	$676,223	$—	$676,223
Accounts receivable	357,570	—	357,570
Intangibles	1,280,000	—	1,280,000
Total identifiable assets acquired	2,313,793	—	2,313,793

Accounts payable	(4,483)	—	(4,483)
Accrued expenses and other current liabilities	(388,613)	—	(388,613)
Total liabilities assumed	(393,096)	—	(393,096)
Net identifiable assets acquired	1,920,697		1,920,697
Goodwill	2,892,065	(114,335)	2,777,730
Fair value of the consideration transferred	$4,812,762	$(114,335)	$4,698,427

(1)	Pursuant to the Elle Purchase Agreement, during the fourth quarter of 2024, the Company and the Elle Seller agreed on the working capital and cash adjustments which resulted in a $114,335 decrease to the purchase price from the initial purchase price recorded on the Elle Closing Date.

Due to the characteristics of the industry and services Dolphin provides, the acquisitions typically do not have significant amounts of physical assets since the principal assets acquired are client relationships, talent and trade names. As a result, a substantial portion of the purchase price is primarily allocated to intangibles assets and goodwill. Elle provided an additional customer vertical in which Dolphin did not have a presence and was interested in expanding. Goodwill resulting from the acquisition of Elle is not deductible for tax purposes.

Intangible assets acquired in the Elle acquisition amounted to:

•	Customer relationships: $1,080,000. The customer relationships intangible asset was valued using the multi-period excess earnings method, which was based on the estimate of future revenues and net income attributable to the existing customers, as well as any expected increases from existing customers and potential loss of customer relationships. The historical and estimated customer retention rate utilized was 88% and the assigned useful life for this asset was 7 years representing the period we expect to benefit from the asset.

•	Trade name: $200,000. Trade name refers to the Elle brand, which is well recognized in the target market. The fair value for the trade name was determined using the Royalty Relief Method based on the Profit Split Method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable industry and market data. As a result of the acquisition, the Company determined it was appropriate to assign a finite useful life of 5 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.

The weighted-average useful life of the intangible assets acquired was 6.7 years.

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

The total consideration paid by the Company in connection with the acquisition of Special Projects is approximately $10.4 million, which was subject to adjustments based on a customary post-closing cash consideration adjustment. On the Special Projects Closing Date, the Company paid the Sellers $5 million cash and issued the Sellers 1,125,000 shares of the Company’s common stock. The Company partially financed the cash portion of the consideration with the Refinancing Transaction described in Note 11. Acquisition-related costs for the acquisition of Special Projects amounted to $116,151 and are included in acquisition costs in the consolidated statement of operations for the year ended December 31, 2023. The consolidated statement of operations for the year ended December 31, 2023, includes revenues and net loss from Special Projects amounting to $961,875 and $15,037, respectively.

As part of the Special Projects Purchase Agreement, the Company entered into employment agreements with Andrea Oliveri and Nicole Vecchiarelli, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$5,000,000
Working capital adjustment	886,077
Fair value of common stock issued to the Special Projects Sellers	4,525,000
Fair value of the consideration transferred	$10,411,077

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Special Projects on the Special Projects Closing Date. Amounts in the table are estimates that may change, as described below. The measurement period of the Special Projects acquisition concluded on October 2, 2024.

	October 2, 2023 (As initially reported)	Measurement Period Adjustments (1)	December 31, 2024 (As adjusted)
Cash	$521,821	$—	$521,821
Accounts receivable	1,155,871	—	1,155,871
Other current assets	11,338	—	11,338
Right-of-use asset	90,803	—	90,803
Other assets	30,453	—	30,453
Intangibles	3,740,000	—	3,740,000
Total identifiable assets acquired	5,550,286	—	5,550,286

Accounts payable	(764,641)	—	(764,641)
Accrued expenses and other current liabilities	(15,000)	—	(15,000)
Lease liability	(90,803)	—	(90,803)
Deferred revenue	(30,000)	—	(30,000)
Total liabilities assumed	(900,444)	—	(900,444)
Net identifiable assets acquired	4,649,842		4,649,842
Goodwill	5,579,547	181,688	5,761,235
Fair value of the consideration transferred	$10,229,389	$181,688	$10,411,077

(1)	On May 14, 2024, the Company entered into an agreement with the sellers of Special Projects to amend the Special Projects Purchase Agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the Special Projects Purchase Agreement, plus a ten percent premium be paid to the sellers of Special Projects by issuing 714,578 shares of its common stock on May 15, 2024. The adjustment resulted in an increase to the purchase price and an increase to goodwill.

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

.

 Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Elle and Special Projects had been acquired on January 1, 2023:

	2024	2023
Revenues	$53,401,154	$53,082,845
Net loss	$(12,538,100)	$(23,601,904)

The pro forma amounts for 2024 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition of Elle to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisition had been recorded on January 1, 2024 and (b) include interest expense on the Second BKU Term Loan (see Note 11) in the amount of $78,480 for the year ended December 31, 2024. Special Projects was included in the Company’s consolidated statement of operations for the full year of 2024 so there were no adjustments to the pro forma financial information related to Special Projects for the year ended December 31, 2024.

The pro forma amounts for 2023 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisitions had been recorded on January 1, 2023, (b) include interest expense on the First and Second BKU Term Loans (see Note 11) in the amount of $156,203 for the years ended December 31, 2023, and (c) eliminate $340,610 of revenue and expenses related to work performed by Special Projects for Dolphin for the year ended December 31, 2023.

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

Asset Acquisition

Glow Lab

On October 2, 2023, the Company entered into an agreement with GlowLab Collective, LLC (“GlowLab”) in which it acquired GlowLab’s influencer management client roster. As consideration, the Company agreed to issue shares of its common stock valued at $52,387, based on the 30-day trailing closing sale price for the Company’s common stock, and recorded such amount as an intangible asset. The shares related to the GlowLab acquisition were issued during the second quarter of 2024. There were no acquisitions costs recorded from this acquisition.

The Company assessed the acquisition under the guidance of ASC 805 and concluded it was an asset acquisition.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2024, the Company has a balance of $21,507,944 of goodwill on its consolidated balance sheet resulting from its acquisitions of 42West, The Door, Shore Fire, Special Projects and Elle. All goodwill has been assigned to the entertainment publicity and marketing segment.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2022	$29,314,083
Acquisitions(1)	5,579,547
Measurement period adjustment(3)	(189,330)
Goodwill impairment(2)	(9,484,215)
Balance as of December 31, 2023	$25,220,085
Acquisitions(1)	2,892,065
Measurement period adjustment(3)	67,351
Goodwill impairment(4)	(6,671,557)
Balance as of December 31, 2024	$21,507,944

(1)	Acquisition of Special Projects in October 2023 and Elle in July 2024.
(2)	The Company recorded impairments of goodwill during 2023. See below for further information.
(3)	The Company recorded a measurement period adjustment related to Socialyte in 2023 and Special Projects and Elle in 2024. Refer to Note 4.
(4)	The Company recorded impairments of goodwill during 2024. See below for further information.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in the business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. During the third quarter of 2024, the Company’s stock price declined and this, in combination with recurring net losses, resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this, in addition to downward adjustments to revenue projections for certain subsidiaries to be triggering events and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, the Company recorded an impairment of goodwill amounting to $6,480,992, which is included in the consolidated statement of operations for the year ended December 31, 2024. Additionally, during the second quarter in 2024, the Company decided to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint immediately prior to the decision to shut down. This impairment is included in the consolidated statement of operations for the year ended December 31, 2024.

During the three months ended June 30, 2023, the Company’s stock price remained constant and did not respond as positively as expected to new information on the Company’s future projects and forecasts. This, in combination with recurring net losses, has resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this to be a triggering event and therefore performed a quantitative analysis of the fair value of goodwill as of June 30, 2023. As a result of this quantitative analysis, the Company recorded an impairment of goodwill amounting to $6,517,400, for the goodwill value of one of the reporting units in the entertainment publicity and marketing segment, which is included in the consolidated statement of operations for the year ended December 31, 2023.

In addition, as part of the Company’s annual goodwill impairment review, management performed a quantitative assessment that determined that the fair value was greater than the carrying value with the exception of one of the reporting units in the entertainment publicity and marketing segment. For the goodwill value assigned to that reporting unit, management concluded the fair value of that reporting unit’s goodwill was below its carrying amount. As a result, an impairment charge amounting to $2,966,815 was recorded, which is included in the consolidated statement of operations for the year ended December 31, 2023.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$9,236,609	$8,355,778	$16,512,387	$7,445,973	$9,066,414
Trademarks and trade names	5,128,583	3,295,335	1,833,248	4,928,583	2,785,333	2,143,250
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$13,221,944	$10,189,026	$22,130,970	$10,921,306	$11,209,664

The following table presents the changes in intangible assets for the years ended December 31, 2024 and 2023:

Balance as of December 31, 2022	$9,884,336
Intangible assets from Special Projects acquisition	3,740,000
Intangible assets from GlowLab acquisition	52,387
Amortization expense	(2,125,642)
Impairment of intangible assets	(341,417)
Balance as of December 31, 2023	$11,209,664
Intangible assets from Elle acquisition	1,280,000
Amortization expense	(2,300,638)
Balance as of December 31, 2024	$10,189,026

During the year ended December 31, 2023, the Company recognized an impairment of the trademarks and trade names of Socialyte and Be Social in connection with the rebranding of both subsidiaries as the new “The Digital Dept.” of the Company. The impairment amount was determined to be the carrying value of both the trademark and trade name intangible assets as of September 30, 2023 (the date the rebranding was effective), which amounted to $341,417 during the year ended December 31, 2023 and is included within impairment of intangible assets in the consolidated statements of operations. No such impairment was recorded during the year ended December 31, 2024.

Amortization expense related to intangible assets for the next five years is as follows:

2025	$2,290,418
2026	2,091,505
2027	1,406,262
2028	1,064,106
2029	906,886
Thereafter	2,429,849
Total	$10,189,026

NOTE 6 — CAPITALIZED PRODUCTION COSTS

The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method. During the year ended December 31, 2024, the Company amortized $1,781,810 of capitalized production costs in connection with The Blue Angels documentary film that was released in May 2024. The Company did not amortize any capitalized production costs during the year ended December 31, 2023. In total, the Company capitalized $2,250,000 of production costs related to The Blue Angels documentary film, as discussed in Note 25.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the years ended December 31, 2024 and 2023, the Company recorded impairments of $0 and $74,412 related to costs of projects it does not intend to produce. The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2024 or 2023. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment.

As of December 31, 2024 and 2023, the Company had total, net capitalized production costs of $594,763 and $2,295,275, respectively, on its consolidated balance sheets.

NOTE 7 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31,
	2024	2023
Furniture and fixtures	$1,256,682	$1,232,798
Computers, office equipment and software	2,680,697	3,075,480
Leasehold improvements	784,403	784,403
Property plant and equipment gross	4,721,782	5,092,681
Less: accumulated depreciation and amortization	(4,607,771)	(4,898,458)
Property plant and equipment net	$114,011	$194,223

The Company recorded depreciation expense of $81,723 and $230,626, respectively, for the years ended December 31, 2024 and 2023.

NOTE 8 — NOTES RECEIVABLE

Midnight Theatre

On various dates during the year ended December 31, 2024, Midnight Theatre issued five unsecured convertible promissory notes to the Company with an aggregate principal of $1,380,000, each with a ten percent (10%) per annum simple coupon rate, which matured between May 2025 and August 2025.

During the year ended December 31, 2024, Midnight Theatre repaid the Company a $110,000 unsecured convertible promissory note.

During the year ended December 31, 2024, the Company determined that the remaining Midnight Theatre unsecured convertible promissory notes (“Midnight Theatre Notes”) had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of December 31, 2024, the Company wrote off all outstanding Midnight Theatre Notes. The write-off amounted to $1,270,000 of principal, which is recorded within write-off of notes receivable in the consolidated statements of operations. As a result of the impairment, the Company did not record any interest income in connection with the Midnight Theatre Notes during the year ended December 31, 2024.

During the fourth quarter of the year ended December 31, 2023, the Company determined that previously issued Midnight Theatre Notes had been impaired, resulting from a review of Midnight Theatre’s operating results and projections. As a result, as of December 31, 2023, the Company wrote off all outstanding Midnight Theatre Notes and any accumulated unpaid interest receivable. The write-off amounted to $4,108,080 million of principal and $475,882 of accumulated interest receivable; the write-off of the principal amount is recorded within write-off of notes receivable in the consolidated statements of operations and the accumulated interest was recorded as a reversal of interest income in the consolidated statements of operations to the extent of interest income for the year, with the remainder in the amount of $168,620 recorded to interest expense.

During the year ended December 31, 2023, Midnight Theatre made interest payments amounting to $127,500 related to the Midnight Theatre Notes.

NOTE 9 — EQUITY METHOD INVESTMENTS

The Company’s equity method investment consisted of: (1) Class A and Class B units of Midnight Theatre and (2) Series 2 common interest of Stanton South LLC (“Crafthouse Cocktails”).

The Company evaluated these investments under the VIE guidance and determined the Company was not the primary beneficiary of either Midnight Theatre or Crafthouse Cocktails, however it does exercise significant influence over Midnight Theatre and Crafthouse Cocktails; as a result, it accounted for these investments under the equity method of accounting.

Midnight Theatre

As part of the Company’s ongoing monitoring of its equity method investments, during the fourth quarter of the year ended December 31, 2023, the Company determined their investment in Midnight Theatre was impaired and therefore recorded an impairment for the entire balance of its investment as of December 31, 2023. This determination was made resulting from a review of Midnight Theatre’s operating results and projections and the Company concluded the resulting decline in the carrying value of this investment was determined to be other than temporary in nature. The impairment amounted to $681,694 and is recorded within equity in losses of unconsolidated affiliates in the consolidated statements of operations.

Prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Midnight Theatre amounting to $209,800 during the year ended December 31, 2023. The Company’s balance (prior to impairment) as of December 31, 2023 represented an ownership percentage of approximately 13%. The Company’s equity investment in Midnight Theatre was nil as of December 31, 2024 and 2023.

Crafthouse Cocktails

As part of the Company’s ongoing monitoring of its equity method investments, during the three months ended September 30, 2023, the Company determined their investment in Crafthouse Cocktails was impaired and therefore recorded an impairment for the entire balance of its investment as of September 30, 2023. This determination was made after Crafthouse was unable to secure their latest round of funding and the Company concluded the resulting decline in the carrying value of this investment was determined to be other than temporary in nature. The impairment amounted to $1,169,587 and is recorded within equity in losses of unconsolidated affiliates in the consolidated statements of operations.

Prior to the impairment recognition, the Company recorded losses in connection with its equity method investment in Crafthouse Cocktails amounting to $87,970 during the year ended December 31, 2023. The Company’s equity investment in Crafthouse Cocktails was nil as of December 31, 2024 and 2023.

NOTE 10 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	369,347	310,797
Accrued commissions	1,285,751	697,106
Accrued bonuses	1,207,829	971,276
Talent liability	5,595,816	2,983,577
Accumulated customer deposits	937,766	432,552
Other	1,087,527	1,678,806
Other current liabilities	$11,104,036	$7,694,114

NOTE 11 — DEBT

Total debt of the Company was as follows as of December 31, 2024 and 2023:

	December 31,
Debt Type	2024	2023
Convertible notes payable (see Note 12)	$5,100,000	$5,100,000
Convertible notes payable - fair value option (see Note 13)	320,000	355,000
Non-convertible promissory notes (see Note 14)	3,880,000	3,880,000
Non-convertible promissory note – Socialyte (see Note 14)	3,000,000	3,000,000
Loans from related party (see Note 15)	3,225,985	1,107,873
Revolving line of credit (see Note 11)	400,000	400,000
First BKU Term Loan, (see Note 11)	4,565,048	5,562,521
Second BKU Term Loan, (see Note 11)	2,000,000	—
Debt issuance costs	(96,759)	(79,907)
Total debt obligation	22,394,274	19,325,487
Less current portion of debt	(5,836,018)	(4,880,651)
Noncurrent portion of debt	$16,558,256	$14,444,836

The table below details the maturity dates of the principal amounts for the Company’s debt as of December 31, 2024:

Debt Type	Maturity Date	2025		2026	2027	2028	2029	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—		$1,750,000	$3,350,000	$—	$—	$500,000
Nonconvertible promissory notes	Ranging between June 2025 and March 2029	750,000		500,000	—	2,215,000	415,000	—
Nonconvertible unsecured promissory note – Socialyte	Ranging between June and September 2023	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	October 2, 2025 (mandatory 30-day annual clearing of the line of credit balance)	400,000		—	—	—	—	—
BKU First Term Loan	September 2028	1,083,866		1,176,307	1,276,631	1,028,244	—	—
Second BKU Term Loan	December 2027	618,974		665,501	715,525	—	—	—
Loan from related party	December 2026 and June 2029	—		1,107,873	—	—	2,118,112	—
		$5,852,840		$5,199,681	$5,342,156	$3,243,244	$2,533,112	$500,000

(A)	As discussed in Note 14, The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller.

BankUnited Term Loans

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”) (collectively, the “BankUnited Credit Facility”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and an 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The First BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

On December 6, 2024, the Company entered into a second Bank United Loan Agreement (“Second BKU Loan Agreement”) for $2.0 million to finance the acquisition of Elle Communications, LLC. The Second BKU Loan Agreement carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Loan Agreement has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the years ended December 31, 2024 and 2023, the Company did not used the BKU Commercial Card. During the year ended December 31, 2024 and 2023, the Company made payments in the amount of $1,418,482 and $354,621, inclusive of $421,009 and $117,141 of interest related to the First BKU Term Loan, respectively. During the year ended December 31, 2023, the Company also made payments of $479,745, inclusive of $158,316 of interest on the Bank Prov term loan that was refinanced with the BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the year ended December 31, 2024 and 2023, the Company recorded interest expense and made payments of $31,722 and $12,311, respectively, related to the BKU Line of Credit.

As of December 31, 2024, the Company had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in its consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2023, the Company had a balance of $980,651 classified as current liabilities and $4,501,963 classified as noncurrent liabilities, net of $79,907 of debt issuance costs, in its consolidated balance sheet related to the First BKU Term Loan. As of December 31, 2024 and 2023, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $16,823 and $4,206 for the year ended December 31, 2024 and 2023, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000.

The Refinancing Transaction was accounted for as an extinguishment of debt. In connection with this extinguishment, the Company incurred a prepayment penalty of $79,286 and wrote-off unamortized debt origination costs of $91,859 related to the Bank Prov term loan, which were both recognized as interest expense in the consolidated statement of operations for the year ended December 31, 2023.

NOTE 12 — CONVERTIBLE NOTES PAYABLE

The following is a summary of the Company’s convertible notes payable as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Principal Amount	Net Carrying Amount	Principal Amount	Net Carrying Amount
Maturity Date
10% convertible notes due in October 2026	$800,000	$800,000	$800,000	$800,000
10% convertible notes due in November 2026	300,000	300,000	300,000	300,000
10% convertible notes due in December 2026	650,000	650,000	650,000	650,000
10% convertible notes due in January 2027	800,000	800,000	800,000	800,000
10% convertible notes due in June 2027	150,000	150,000	150,000	150,000
10% convertible notes due in August 2027	2,000,000	2,000,000	2,000,000	2,000,000
10% convertible notes due in September 2027	400,000	400,000	400,000	400,000
	$5,100,000	$5,100,000	$5,100,000	$5,100,000

As of December 31, 2024 and 2023, the Company had ten convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances. The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at a purchase price based on a 90-day average closing market price per share of the common stock. On November 15, 2023, the Company entered into agreements with two noteholders, holding a total of five convertible notes payable, to extend the maturity date for two years from the original maturity date. For one of these noteholders (holding three convertible notes payable), the Company agreed to lower the minimum conversion price to $2.00 per share. On January 13, 2025, the Company entered into a second amendment to three of the convertible notes payable held by the same investor and agreed to extend the maturity date to January 13, 2027 and lower the minimum conversion price to $1.00. For the remaining convertible notes payable, three may not be converted at a price less than $5.00 per share and four of the convertible notes payable may not be converted at a price less than $4.00 per share, which were their original terms.

As of December 31, 2024 and 2023, the principal balance of the convertible notes payable of $5,100,000 of which all were recorded as noncurrent liabilities on the Company’s consolidated balance sheets under the caption convertible notes payable.

The Company recorded interest expense related to these convertible notes payable of $510,250 and $543,472 during the year ended December 31, 2024 and 2023, respectively. In addition, the Company made cash interest payments amounting to $510,250 and $538,794 during the year ended December 31, 2024 and 2023, respectively, related to the convertible notes payable.

During the year ended December 31, 2024, there were no convertible note repayments made or convertible notes converted.

During the year ended December 31, 2023, the holder of two convertible notes payable converted the aggregate principal balance of $900,000 into 250,000 shares of common stock at a conversion price of $4.00 per share. At the moment of conversion, accrued interest related to these notes amounted to $9,500 and was paid in cash.

During the year ended December 31, 2023, the Company paid $50,000 to a noteholder as partial repayment for the convertible note payable.

In January and February of 2025, the Company entered into four convertible notes payable with an aggregate principal balance of $775,000. The convertible notes payable bear interest at a rate of 10% per annum with maturity dates ranging between the second and fifth anniversary of their respective issuance dates. The conversion price of one $100,000 convertible note payable is the 90-day trailing average trading price of the Company’s common stock prior to the date of conversion, with a floor price of $1.01. The conversion price of the second $100,000 convertible note payable is the 30-day trailing average trading price of the Company’s common stock prior to the date of conversion, with a floor price of $1.01. The conversion price of the third $100,000 convertible note payable is $1.02 per share and the conversion price of the fourth $325,000 convertible note payable is $1.11 per share.

NOTE 13 — CONVERTIBLE NOTE PAYABLE AT FAIR VALUE

The following is a summary of convertible note payable for which the Company elected the fair value option as of December 31, 2024 and 2023:

	Fair Value Outstanding as of December 31,
	2024	2023

March 4th Note	$320,000	$355,000
Total convertible notes payable at fair value(a)	$320,000	$355,000

(a)	All amounts as of December 31, 2024 and 2023 are recorded in noncurrent liabilities.

The Company recorded interest expense related to this convertible note payable at fair value of $39,472 during each of the years ended December 31, 2024 and 2023. In addition, the Company made cash interest payments amounting to $39,472 during each of the years ended December 31, 2024 and 2023, related to this convertible note payable at fair value.

March 4th Note

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000 (the “March 4th Note”). The Company also agreed to issue a warrant (“Series I Warrant”) to purchase up to 10,000 shares of our common stock at a purchase price of $7.82 per share with an expiration date of September 4, 2025. The March 4th Note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the March 4th Note and determined that the Series I Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the March 4th Note and Series I Warrant as $460,000 and $40,000, respectively. The balance of the March 4th Note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $7.82 per share of our common stock.

For the years ended December 31, 2024 and 2023, the fair value of the March 4th Note decreased by $35,000 and increased by $11,444, respectively, which were recognized as current period other income/(expense) in the Company’s consolidated statement of operations under the caption change in fair value of convertible note (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

For the years ended December 31, 2024 and 2023, the fair value of the Series I Warrant decreased by $5,000 and $10,000, respectively, which was recognized as current period other income in the Company’s consolidated statement of operations under the caption change in fair value of warrant.

As of both December 31, 2024 and 2023, the principal balance of the March 4th Note was $500,000. As of December 31, 2024 and 2023, the fair value of the March 4th Note was $320,000 and $355,000, respectively, and the fair value of the Series I Warrant was nominal. For the years ended December 31, 2024 and 2023, the Company recorded interest expense in the amount of $39,452 in its consolidated statement of operations.

NOTE 14 — NONCONVERTIBLE PROMISSORY NOTES

Nonconvertible Promissory Notes

As of December 31, 2024 and 2023, the Company had five nonconvertible promissory notes outstanding. These nonconvertible promissory notes bear interest at a rate of 10% per annum and mature between June 2025 and March 2029.

In November 2024, one unsecured nonconvertible promissory note amounting to $500,000 matured and was extended for an additional period of two years, now maturing on November 22, 2026. In June and November 2023, two unsecured nonconvertible promissory note amounting to $750,000 matured and were extended for an additional period of two years, now maturing on June 14, 2025 ($400,000) and November 4, 2025 ($350,000). During the year ended December 31, 2023, the Company made repayments on an unsecured nonconvertible promissory note with a maturity date of December 11, 2023 in the amount of $118,960.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense on its consolidated statements of operations amounting to $388,000 and $338,843 respectively, and paid interest of $388,000 and $308,044, respectively related to these unsecured nonconvertible promissory notes. As of December 31, 2024 and 2023, the Company had a balance of $750,000 and $500,000, respectively, recorded as current liabilities and $3,130,000 and $3,380,000 respectively, in noncurrent liabilities on its consolidated balance sheets related to these unsecured nonconvertible promissory notes.

On February 28, 2025, the Company issued an unsecured nonconvertible promissory note in the amount of $250,000 and received $250,000. The note bears interest at a rate of 10% per annum and matures on February 10, 2028.

Unsecured nonconvertible promissory note– Socialyte

On November 14, 2022, pursuant to a membership interest purchase agreement between NSL Ventures LLC (the “Socialyte Seller”) and the Company, (the “Socialyte Purchase Agreement”), the Company acquired all of the issued and outstanding membership interests of Socialyte (the “Socialyte Purchase”). As part of the Socialyte Purchase, the Company issued the Socialyte Seller an unsecured nonconvertible promissory note in the amount of $3 million (the “Socialyte Promissory Note”) that was to be repaid in two equal installments on June 30, 2023 and September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023. The Socialyte Promissory Note is recorded on the Company’s consolidated balance sheets in current liabilities under the caption notes payable, current portion.

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller. The Company has filed a lawsuit against the Socialyte Seller and certain of its principals related to the Socialyte Purchase Agreement. See Note 26.

The Company recorded interest expense related to the Socialyte Promissory Note of $120,000 and $135,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 15 — LOANS FROM RELATED PARTY

On June 1, 2021, the Company exchanged a promissory note that had been issued on October 1, 2016, for a nonconvertible promissory note with a principal balance of $1,107,873 that matures on December 31, 2026 and bears interest at a rate of 10% per annum. The nonconvertible promissory note was issued to Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”). On April 29, 2024 and June 10, 2024, the Company issued two additional nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively and with the June 1, 2021 note, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of December 31, 2024 and December 31, 2023, the Company had an aggregate principal balance of $2,242,873 and $1,107,873, respectively, and accrued interest amounted to $263,767 and $277,423, respectively, related to the DE LLC Notes. For the years ended December 31, 2024 and 2023, the Company did not repay any principal balance on the DE LLC Notes. During the year ended December 31, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes. The Company did not make cash interest payments during the year ended December 31, 2023, related to this loan from related party.

On January 16, 2024, May 28, 2024 and December 30, 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd, in the amount of $900,000, $75,000, and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates. As of December 31, 2024, the Company had a principal balance of $983,112, and accrued interest of $90,417. The Company did not make cash payments during the year ended December 31, 2024 related to the Mock Notes.

The Company recorded interest expense of $276,761 and $110,787 for the year ended December 31, 2024 and 2023, respectively, related to the DE LLC Notes and Mock Notes.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	December 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$8,203,842	$8,203,842	$6,432,731	$6,432,731
Restricted cash	1	925,004	925,004	1,127,960	1,127,960

Liabilities:
Convertible notes payable	3	$5,100,000	$5,065,000	$5,100,000	$4,875,000
Convertible note payable at fair value	3	320,000	320,000	355,000	355,000
Warrant liability	3	—	—	5,000	5,000
Contingent consideration	3	486,000	486,000	—	—

Convertible notes payable

As of December 31, 2024, the Company has ten outstanding convertible notes payable with aggregate principal amount of $5,100,000. See Note 12 for further information on the terms of these convertible notes and the respective carrying amounts and fair values.

The following is a summary of the Company’s convertible notes payable as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Maturity Date
10% convertible notes due in October 2026	$800,000	$793,000	$800,000	$817,000
10% convertible notes due in November 2026	300,000	298,000	300,000	285,000
10% convertible notes due in December 2026	650,000	643,000	650,000	649,000
10% convertible notes due in January 2027	800,000	839,000	800,000	821,000
10% convertible notes due in June 2027	150,000	148,000	150,000	140,000
10% convertible notes due in August 2027	2,000,000	1,955,000	2,000,000	1,808,000
10% convertible notes due in September 2027	400,000	389,000	400,000	355,000
	$5,100,000	$5,065,000	$5,100,000	$4,875,000

The convertible notes payable are categorized within Level 3 of the fair value hierarchy. The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

	December 31,
Fair Value Assumption – Convertible Debt	2024	2023
Stock Price	$1.07	$3.42
Minimum Conversion Price	$4.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	65%	80%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.23% – 4.26%	3.95% - 5.01%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable at fair value

As of December 31, 2024, the Company has one outstanding convertible note payable with a face value of $500,000, the March 4th Note, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying consolidated statements of operations under the caption change in fair value of convertible notes.

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2022 to December 31, 2024:

March 4th Note
Fair value as of December 31, 2022	$343,556
Loss on change of fair value reported in the consolidated statements of operations	11,444
Fair value as of December 31, 2023	355,000
Gain on change of fair value reported in the consolidated statements of operations	(35,000)
Fair value as of December 31, 2024	$320,000

The estimated fair value of the March 4th Note as of December 31, 2024 and 2023, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	December 31,
	2024	2023
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.07	$1.71
Expected term (years)	5.18	6.16
Volatility	90%	90%
Risk free rate	5.18%	4.41%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrant, which is exercisable for 10,000 shares. The Series I Warrant is measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair value of the Series I Warrant was nominal as of December 31, 2024 and December 31, 2023. The Series I Warrant expires on September 4, 2025.

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption contingent consideration and records changes to the liability against earnings or loss under the caption change in fair value of contingent consideration in the consolidated statements of operations.

For the contingent consideration related to Be Social and Elle, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the acquisition date.

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2022 to December 31, 2024:

	Be Social(1)	Elle(2)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2022	$705,000	$—
Reclassified to additional paid in capital	33,821
Loss on change of fair value reported in the consolidated statements of operations, as revised	33,226	—
Settlement of contingent consideration	(772,047)	—
Ending fair value balance reported in the consolidated balance sheet at December 31, 2023	—	—
Contingent consideration entered into from Elle Acquisition	—	436,000
Loss on change of fair value reported in consolidated statements of operations, as revised	—	50,000
Ending fair value balance reported in the consolidated balance sheet at December 31, 2024	$—	$486,000

(1)	During the year ended December 31, 2023, the Company settled the contingent consideration liability related to Be Social through payment of $500,000 in cash and issuance of 145,422 shares of the common stock, with a value of $272,047 on April 25, 2023.

(2)	During the year ended December 31, 2024, Elle achieved the conditions for the earnout consideration, which will be paid in cash and settled in March 2025.

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2024 and 2023, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2024 and 2023. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC As of and for the years ended December 31,
	2024	2023
Assets	$20,950	$7,354
Liabilities	$(6,504,910)	$(6,491,314)
Revenues	$—	$55,518
Expenses	$—	$—

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture Believe. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the publicity and advertising expenses to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. The capitalized production costs related to Believe were either amortized or impaired in years prior to 2022. JB Believe LLC’s primary liability is to the Company for $6,241,314, which eliminates in consolidation.

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

On September 27, 2022, the Company’s shareholders approved an amendment to the terms of the Series C included in our Articles of Incorporation to increase the number of votes per share of common stock the Series C is convertible into from three votes per share to five votes per share. As a result, DE LLC, as the holder of the Series C was entitled to 11,847,350 votes, which was equal to approximately 57% of the voting securities of the Company as of December 31, 2023.

On September 24, 2024, the Company’s shareholders approved an amendment to the terms of the Series C included in our Articles of Incorporation to increase the number of votes per share of common stock the Series C is convertible into from five votes per share to ten votes per share. As a result, DE LLC, as the holder of the Series C was entitled to 23,694,700 votes, which was equal to approximately 68% of the voting securities of the Company as of that date.

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

As agreed with the Nasdaq, on January 21, 2025, the Company held a special shareholder meeting and the shareholders approved the adoption of the Articles of Amendment that would modify the terms of the Series C to decrease the number of votes per share of common stock the Series C is convertible into from ten votes per share to three votes per share. On January 24, 2025, the Company filed those Articles of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida.

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

On October 31, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter in an underwritten public offering (the “Offering”) an aggregate of 700,000 shares of the Company’s common stock at a price of $3.30 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 105,000 shares of the Company’s common stock. On November 30, 2023, the Underwriter exercised this option and purchased an additional 21,075 shares. The Company received gross proceeds of approximately $2,380,000 before deducting underwriting discounts and commissions and estimated offering expenses that are payable by the Company. The Company used the net proceeds for working capital and other general corporate purposes. The Offering closed November 2, 2023.

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

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 25,000 shares of common stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 37,500 shares if the closing price is not below $15.00 and up to 50,000 shares if the closing price is not below $20.00, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $2,000,000. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 98.75% of the lesser of: (i) the lowest sale price of the Company’s common stock during the purchase date, or (ii) the average of the three (3) lowest closing sale prices of the Company’s common stock during the ten (10) business days prior to the purchase date. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price for the accelerated and additional accelerated purchases shall be equal to the lesser of 96% of (i) the closing sale price on the accelerated purchase date, or (ii) such date’s volume weighted average price.

Pursuant to the terms of the LP 2022 Purchase Agreement, at the time the Company signed the LP 2022 Purchase Agreement and the LP 2022 Registration Rights Agreement, the Company issued 28,657 shares of common stock to Lincoln Park as consideration for its commitment (“LP 2022 commitment shares”) to purchase shares of our common stock under the LP 2022 Purchase Agreement. The commitment shares were recorded as a period expense and included within selling, general and administrative expenses in the consolidated statements of operations.

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP 2022 Purchase Agreement to Lincoln Park under the LP 2022 Purchase Agreement without shareholder approval. At a meeting held on September 27, 2022, our shareholders approved the issuance of up to $25 million of shares of our common stock pursuant to the LP 2022 Purchase Agreement.

During the year ended December 31, 2024, the Company sold 475,000 shares of its common stock at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300.

 During the year ended December 31, 2023, the Company sold 575,000 shares of common stock at prices ranging between $3.30 and $4.54 pursuant to the LP 2022 Purchase Agreement and received proceeds of $2,162,150.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the freestanding put right and has concluded that it has insignificant value as of December 31, 2024 and 2023.

NOTE 19 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2024	2023
Numerator
Net loss	$(12,603,225)	$(24,396,725)
Net income attributable to participating securities	—	—
Net loss attributable to Dolphin Entertainment Common Stockholders and numerator for basic loss per share and diluted loss per share	$(12,517,219)	$(24,396,725)
Denominator
Denominator for basic and diluted loss weighted-average shares	10,306,904	7,206,577

Basic loss per share	$(1.22)	$(3.39)
Diluted loss per share	$(1.22)	$(3.39)

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

The March 4th Note, the Series I Warrant and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stock shareholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the years ended December 31, 2024 and 2023, the Company had net losses and as such the two-class method is not presented.

For the year ended December 31, 2024, the Company excluded 2,683,195 common stock equivalents, including the March 4th Note that may be converted into 63,939 shares of common stock, the outstanding Series I Warrant that may be converted into 10,000 shares of common stock and other convertible notes payable carried at their principal loan amount that are convertible based at a 90-day trailing trading average closing price (2,609,256 shares of common stock at December 31, 2024), in the calculation of diluted loss per share as their effect would be anti-dilutive.

For the year ended December 31, 2023, the Company excluded 1,414,091 common stock equivalents, such as March 4th Note that may be converted into 63,939 shares of common stock, the outstanding Series I Warrant that may be converted into 10,000 shares of common stock and other convertible notes payable carried at their principal loan amount that are convertible based on a 90-day trailing trading average closing price (1,340,152 shares of common stock at December 31, 2023), in the calculation of diluted loss per share as their effect would be anti-dilutive.

NOTE 20 — WARRANT

A summary of Series I Warrant activity during the years ended December 31, 2024 and 2023 is as follows:

Warrant:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2022	10,000	$7.82
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2023	10,000	$7.82
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2024	10,000	$7.82

Series I Warrant

On March 4, 2020, in connection with the issuance of the March 4th Note, the Company issued the Series I Warrant to purchase up to 10,000 shares of common stock at a purchase price of $7.82 per share. The Series I Warrant became exercisable on the six-month anniversary and for a period of five years thereafter. If a resale registration statement covering the shares of common stock underlying the Series I Warrant is not effective and available at the time of exercise, the Series I Warrant may be exercised by means of a “cashless” exercise formula. The Company determined that the Series I Warrant should be classified as a freestanding financial instrument that meets the criteria to be accounted for as a derivative liability and recorded a fair value at issuance of $40,000.

The Company recorded $5,000 and $10,000 of other income due to change in fair value of the Series I Warrant during the years ended December 31, 2024 and 2023, respectively. The fair value of the Series I Warrant was nominal as of December 31, 2024 and 2023. The Series I Warrant expires on September 4, 2025.

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

As of December 31, 2024 and 2023, the Company had accrued $2,625,000 of compensation as accrued compensation and had balances of $1,503,805 and $1,440,586, respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the consolidated statements of operations amounting to $263,219 and $262,500, respectively, for the years ended December 31, 2024 and 2023. The Company paid interest amounting to $200,000 and $400,000 in connection with the accrued compensation to the CEO during years ended December 31, 2024 and 2023, respectively.

The Company entered into the DE LLC Note with an entity wholly owned by our CEO and the Mock Notes with our CEO’s brother. See Note 15 for further discussion.

NOTE 22 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Always Alpha and Elle. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The Company’s chief operating decision maker (“CODM”) is its CEO. The profitability measure employed by our CODM for allocating resources to operating segments and assessing operating segment performance is adjusted operating income (loss) which is the Loss from operations on the Company’s consolidated statements of operations adjusted for depreciation and amortization, impairment of goodwill, acquisition costs, change in fair value of contingent consideration, stock compensation, bad debt and write-off of notes receivable. All segments follow the same accounting policies as those described in Note 2.

The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to Adjusted loss from operations.

Year ended December 31, 2024
	EPM	CPD	Total
Segment revenue	$48,263,843	$3,421,141	$51,684,984
Significant expenses:
Segment direct costs	1,442,851	1,823,610	3,266,461
Segment payroll and benefits	35,995,180	2,127,860	38,123,040
Segment selling, general and administrative (1)	6,276,752	1,013,685	7,290,437
Segment legal and professional	1,690,394	756,689	2,447,083
Adjusted income (loss) from operations	$2,901,524	$(2,300,703)	$557,963

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	505,173
Acquisition costs	—	—	164,044
Impairment of goodwill	—	—	6,671,557
Write off of notes receivable	—	—	1,270,000
Change in fair value of contingent consideration	—	—	50,000
Depreciation and amortization	—	—	2,382,361
Loss from operations	—	—	$(10,485,172)

(1)	Excludes bad debt expense

Year ended December 31, 2023
	EPM	CPD	Total
Segment revenue	$43,067,557	$55,518	$43,123,075
Significant expenses:
Segment direct costs(1)	843,631	78,331	921,962
Segment payroll and benefits	32,472,637	2,557,620	35,030,257
Segment selling, general and administrative (2)	6,037,922	1,476,955	7,514,877
Segment legal and professional	1,303,187	1,181,909	2,485,096
Adjusted operating loss	$2,410,180	$(5,239,297)	$(2,829,117)

Reconciliation to consolidated loss from operations

Bad debt expense	—	—	919,672
Acquisition costs	—	—	116,151
Impairment of deferred production costs	—	—	25,000
Impairment of goodwill	—	—	9,484,215
Impairment of intangible assets	—	—	341,417
Write off of notes receivable	—	—	4,108,080
Change in fair value of contingent consideration	—	—	33,226
Depreciation and amortization	—	—	2,253,619
Loss from operations	—	—	$(20,110,497)

(1)	Excludes impairment of deferred production costs
(2)	Excludes bad debt expense

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of December 31, 2024 the Company had assigned $10,189,026 of intangible assets, net of accumulated amortization of $13,221,945, and goodwill of $21,507,944, net of impairments, to the EPM segment. The amounts reflected for the year ended December 31, 2024 for EPM segment only include the activity of Elle for the period between the acquisition date (July 15, 2024) and December 31, 2024. The amounts reflected for the year ended December 31, 2023 for EPM segment only include the activity of Special Projects for the period between the acquisition date (October 2, 2023) and December 31, 2023. Equity method investments are included within the EPM segment.

During the years ended December 31, 2024 and 2023, the Company impaired goodwill in the amount of $6,671,557 and $9,484,215, respectively, because the carrying value of some of its reporting units in the EPM segment was greater than its fair value. In addition, during the years ended December 31, 2024 and 2023, the Company impaired the Midnight Theatre Notes in the amount of $1,270,000 and $4,108,080 respectively. (See Note 8 for further discussion).

 NOTE 23 — INCOME TAXES

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
	2024	2023
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Current	$—	$—
Deferred income tax expense (benefit)
Federal	$(1,971,524)	$(5,161,523)
State	(812,753)	(1,600,131)
Deferred	$(2,784,277)	$(6,761,654)
Change in valuation allowance
Federal	$1,995,089	$5,184,815
State	877,042	1,630,343
Change in valuation allowance	$2,872,131	$6,815,158

Income tax expense (benefit)	$87,854	$53,504

At December 31, 2024 and 2023, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Accrued expenses	$1,151,704	$1,319,752
IRC 163(j)	1,966,053	1,405,195
Lease liability	1,415,747	1,696,189
Accrued compensation	711,164	711,164
Intangibles	5,125,534	4,557,382
Other assets	356,519	417,380
Capitalized production costs	541,025	541,025
Net operating losses and credits	16,967,044	15,398,216
Equity investments	2,235,034	1,890,966
Total Deferred Tax Assets	$30,469,824	$27,937,269

Deferred Tax Liabilities:
Fixed assets	—	(18,531)
Right of use asset	(1,283,888)	(1,517,079)
Total Deferred Tax Liability	$(1,283,888)	$(1,535,610)

Subtotal	$29,185,936	$26,401,659

Valuation Allowance	$(29,580,483)	$(26,708,350)

Net Deferred Tax Liability	$(394,547)	$(306,691)

The Company had the following net operating loss (“NOL”) carry-forwards, gross, as of December 31, 2024:

Jurisdiction	NOL Amount	Expires
U.S. Federal(1)	$58,853,146	2028
Florida	26,647,676	2029
California	21,367,106	2032
New York State	6,278,894	2039
New York City	7,198,585	2039
Illinois	745,341	2031
Massachusetts	1,536,336	2038
Total	$122,627,084

(1)	Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire.

Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $29,580,483 and $26,708,350 as of December 31, 2024 and 2023, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%

Goodwill impairment	(4.9)%	0.0%
Change in fair value of contingent consideration		0.0%
Change in fair value of derivative liabilities		0.0%
State income taxes, net of federal income tax benefit	6.5%	6.6%
Change in state tax rate		0.0)%
Return to provision adjustment	(0.2)%	0.3%

Other	(0.1)%	(0.1)%
Change in valuation allowance	(23.0)%	(28.0)%
Effective tax rate	(0.7)%	(0.2)%

As of December 31, 2024 and 2023, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years with net operating loss carryforwards.

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

NOTE 24 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through February 2032. The amortizable life of the right-of-use assets is limited by the expected lease term. Although certain leases include options to extend the Company did not include these in the right-of-use assets or lease liabilities calculation because it is not reasonably certain that the options will be executed.

	December 31,
Operating Leases	2024	2023
Assets
Right-of-use assets	$4,606,431	$5,469,734

Liabilities
Current
Lease liabilities	$1,839,323	$2,141,240

Noncurrent
Lease liabilities	$3,247,291	$3,986,787

Total lease liabilities	$5,086,614	$6,128,027

	December 31,
Finance Leases	2024	2023
Assets
Right-of-use assets	$132,566	$129,993

Liabilities
Current
Lease liabilities	$80,349	$50,973

Noncurrent
Lease liabilities	$58,742	$81,855

Total lease liabilities	$139,091	$132,828

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during the years ended December 31, 2024 and 2023.

		December 31,
Operating Lease Costs	Classification	2024	2023
Operating lease costs	Selling, general and administrative expenses	$2,751,175	$2,109,576
Sublease income	Selling, general and administrative expenses	(414,741)	(330,189)
Net operating lease costs		$2,336,434	$1,779,387

		December 31,
Finance Lease Costs	Classification	2024	2023
Amortization of right-of-use assets	Selling, general and administrative expenses	$78,995	$29,098
Interest on lease liabilities	Selling, general and administrative expenses	10,273	6,480
Total finance lease costs		$89,268	$35,578

Lease Payments

For the years ended December 31, 2024 and 2023, the Company made cash payments related to its operating leases in the amount of $2,621,073 and $2,640,164, respectively.

Future minimum lease payments for leases in effect at December 31, 2024 were as follows:

Year	Operating Leases	Finance Leases
2025	$2,227,017	$88,073
2026	2,054,617	54,567
2027	918,827	6,112
2028	155,710	—
2029	159,255	—
Thereafter	355,077	—
Total	$5,870,503	$148,752
Less: Imputed interest	(783,889)	(9,661)
Present value of lease liabilities	$5,086,614	$139,091

As of December 31, 2024, the Company’s weighted average remaining lease terms on its operating and finance leases is 4.29 and 1.80 years, respectively, and the Company’s weighted average discount rate related to its operating and finance leases is 8.84% and 8.39%, respectively.

NOTE 25 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin have each agreed to fund 50% of the production budget. The Company paid an aggregate of $2,250,000 pursuant to the Blue Angels Agreement.

We have evaluated the Blue Angels Agreement and have determined that it is a collaborative arrangement under ASC 808 “Collaborative Arrangements”. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of documentary motion picture.

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

During the year ended December 31, 2024, the Company recorded net revenues of $3,421,141 from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from the Amazon Agreement upon delivery of the film by IMAX to Amazon Content Services LLC, the Company’s single performance obligation under the Amazon Agreement. On July 9, 2024, the Company received a second installment from IMAX in the amount of $2,556,452.

NOTE 26 — COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against the Socialyte Seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. Trial has been scheduled by the Court for February 2026. Due to the early stage of the litigation, an estimate of any possible loss or range of loss cannot be made at this time. The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

Letter of Credit

Pursuant to the lease agreement of 42West’s New York office location, the Company is required to issue a letter of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60 days prior to the expiration of the Bank’s election not to renew the letter of credit. In connection with the annual renewals in 2021 and 2023, the letter of credit was reduced to $541,883 and $338,677, respectively. The Company granted City National Bank a security interest in bank account funds totaling $338,677 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The letter of credit for the New York office was automatically renewed in 2024.

Pursuant to the sublease agreement of Dolphin’s Los Angeles office location, the Company issued the sublessor a letter of credit from City National Bank in the amount of $586,077 to secure the sublease. The letter of credit, issued on September 15, 2022, expires a year after issuance and is deemed automatically extended for one year from the expiration date unless City National Bank notifies the landlord 90 days prior to the expiration of the Bank’s election not to renew the letter of credit. On September 15, 2024, this letter of credit was automatically renewed without any changes in terms. The Company granted City National Bank a security interest in bank account funds totaling $586,077 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any claims relating to its outstanding letters of credit as of December 31, 2024.

NOTE 27 — EMPLOYEE BENEFIT PLAN AND EQUITY INCENTIVE PLAN

The Company and its wholly owned subsidiaries have 401(k) profit sharing plans that covers substantially all of its employees. The Company’s 401(k) plan matches dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions for the next 2%, for a maximum match of 4%. There are certain limitations for highly compensated employees. The Company’s contributions to these plans for the years ended December 31, 2024 and 2023, were approximately $803,510 and $798,931, respectively.

Equity Incentive Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 1,000,000 shares available to grant under the 2017 Plan. During the year ended December 31, 2024, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. During the year ended December 31, 2023 the Company did not issue any awards under the 2017 Plan. The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of the grant, which was $2.88.

The RSUs granted during the year ended December 31, 2024, under the 2017 Plan to the Company’s employees vest in four equal installments on the following dates: March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. The Company recognized compensation expense for RSUs of $17,181 for the year ended December 31, 2024, respectively, which is included in payroll and benefits in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2024, was inconsequential. There was no share-based compensation under the 2017 Plan recognized for the year ended December 31, 2023. As of both December 31, 2024 and 2023, all RSUs were vested and there is no unrecognized compensation expense.

The following table sets forth the activity for the RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2023	—	$—
Granted	6,784	2.88
Forfeited	(819)	2.88
Vested	(5,966)	2.88
Outstanding (nonvested), December 31, 2024	—	$—

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

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he is entitled to receive share awards amounting to $25,000 at each of certain dates in 2023 and 2024, in the aggregate amounting to $100,000. The shares are issued based on the 30-day trailing closing sale price for the common stock on the respective dates the shares were issued. Relating to this agreement:

•	on January 11, 2023, the Company issued to Mr. Francisco 3,183 shares of common stock at a price of $4.48 per share.

•	on July 28, 2023, the Company issued to Mr. Francisco 3,983 shares of common stock at a price of $4.02 per share.

•	on January 11, 2024, the Company issued to Mr. Francisco 4,505 shares of common stock at a price of $3.20 per share.

•	on June 28, 2024, the Company issued to Mr. Francisco 6,145 shares of common stock at a price of $2.92 per share.

Mr. Francisco’s employment agreement expired in September 2024 and was not renewed.

During the year ended December 31, 2024 and 2023, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s common stock. During the year ended December 31, 2024 and 2023, the Company issued an aggregate of and 96,581 and 89,982 shares, respectively, amounting to $186,032 and $324,960, respectively, in the aggregate on different dates though the year ended December 31, 2024 and 2023, following the normal payroll cycle.

During the year ended December 31, 2024, the Company issued 47,257 shares of common stock in satisfaction of a change of control clause in the employment agreement of a key employee of Elle. The Company also issued 24,630 shares of common stock as bonuses for certain employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN ENTERTAINMENT, INC.

Dated: March 27, 2025	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: March 27, 2025	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer	March 27, 2025
William O’Dowd, IV	(Principal Executive Officer)

/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director	March 27, 2025
Mirta A Negrini	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Espensen	Director	March 27, 2025
Michael Espensen

/s/ Nelson Famadas	Director	March 27, 2025
Nelson Famadas

/s/ Hilarie Bass	Director	March 27, 2025
Hilarie Bass

/s/ Nicholas Stanham	Director	March 27, 2025
Nicholas Stanham

/s/ Claudia Grillo	Director	March 27, 2025
Claudia Grillo

36