Form 10-K/A
period 2024-12-31
Dolphin Entertainment, Inc.
filed 2025-04-30
CIK 1282224

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

Number of shares outstanding of the registrant’s common stock as of March 20, 2025: 11,168,119

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name	Auditor Location	Audit Firm ID
Grant Thornton LLC	Fort Lauderdale, Florida	248

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Dolphin Entertainment, Inc. (the “Company”) for the year ended December 31, 2024 as originally filed with the Securities and Exchange Commission on March 27, 2025 (the “Original Form 10-K”) is being filed solely to include the information required by Items 10 through 14 of Part III of Form 10-K.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	56	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	61	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	75	June 2008
Nelson Famadas	Director	52	December 2014
Nicholas Stanham, Esq.	Director	57	December 2014
Claudia Grillo	Director	66	June 2019
Hilarie Bass	Director	70	October 2024

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

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012, as well as on the Board of Directors of United Way United Kingdom since its inception in 2014, and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past 29 years.

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

Nicholas Stanham, Esq. Mr. Stanham has served on our Board since December 2014. Mr. Stanham is a founding partner of R&S International Law Group, LLP in Miami, Florida, which was founded in January 2008. His practice is focused primarily in real estate and corporate structuring for high net worth individuals. Mr. Stanham has over 30 years of experience in real estate purchases and sales of residential and commercial properties. Since 2018, Mr. Stanham has been a member of the St. Agnes Academy board of advisers. In addition, he serves as a director of ReachingU, a foundation that promotes initiatives and supports organizations that offer educational opportunities to Uruguayans living in poverty.

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

Hilarie Bass. Until December 2018, Hilarie Bass was president of Greenberg Traurig, a leading global law firm with more than 2000 attorneys and 40 offices worldwide. Prior to being president of the law firm, she served as Chair of the 600 member Litigation Department for eight years. A trial lawyer for more than 30 years, Hilarie litigated business disputes involving $100’s of millions for Fortune 100 companies in both jury and non-jury trials. Her expertise as a trial lawyer was recognized by her invitation to be a member of the American College of Trial lawyers. Hilarie has served as president of the American Bar Association, as Chair of the University of Miami Board of Trustees, and as Chair of the Board of United Way of Miami Dade. She currently is a member of the UHealth Board of Directors, the Board of the ABA Retirement Fund and the American Bar Endowment. Hilarie serves as president of the Bass Institute for Diversity and Inclusion, an entity she created in 2019, along with the Bass Foundation. In her role at the Institute, she has spoken around the world on issues of gender parity, women’s leadership, and the retention and elevation of women in the corporate context.

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

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2024, the Audit Committee held four meetings. All members of the Audit Committee were present at each meeting.

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

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2024, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2024 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of the Company's securities by our directors, officers, and employees. We believe that our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. In addition, with respect to the Company transacting in its own securities, it is the Company's policy to comply with federal securities laws.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2024	400,000	—	283,598	(1)	683,598
Chairman and Chief Executive Officer	2023	400,000	—	282,880	(2)	682,880

Mirta A. Negrini,	2024	322,917	—	—		322,917
Chief Financial and Operating Officer	2023	300,000	—	—		300,000

———————

(1)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $263,218 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(2)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

Employment Arrangements

Mirta A. Negrini. On October 21, 2013, we appointed Ms. Negrini as our Chief Financial and Operating Officer. The terms of Ms. Negrini’s employment arrangement do not provide for any payments in connection with her resignation, retirement or other termination, or a change in control, or a change in her responsibilities following a change in control. On March 1, 2024, the Compensation Committee of the Board approved an increase in the base salary of Ms. Negrini from $300,000 to $325,000 per year. The increase was effective February 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2024 and December 31, 2023.

Director Compensation

During the year ended December 31, 2024, we did not pay compensation to any of our directors in connection with their service on our Board.

Timing of Equity Awards

While the Company occasionally grants restricted stock units to its employees, the Company does not currently award options and therefore does not have any policies or practices as it relates to the award of options in relation to the disclosure of material nonpublic information.

The Company does not grant equity awards in anticipation of the release of material, nonpublic information or time the release of material, nonpublic information based on equity award grant dates, vesting events, or sale events.

No off-cycle stock option awards were granted to named executive officers in 2024. During 2024, the Company did not grant equity awards to its named executive officers during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for purposes of grants to its named executive officers in 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the beneficial ownership as of April 21, 2025, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our incumbent directors, director nominees, named executive officers, all incumbent directors, director nominees and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 11,168,119 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 21, 2025. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 21, 2025 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(2)	286,604	2.6%
Michael Espensen	28	*
Nelson Famadas	2,009	*
Mirta A. Negrini	148	*
Nicholas Stanham, Esq.(3)	10,000	*
Claudia Grillo	76	*
Hilarie Bass	—	*

All Directors, Director Nominee and Executive Officers as a Group (7 persons)	298,865	2.6%

Over 5% Shareholder
Marvin Shanken,(4) 825 Eighth Ave., 33rd Floor, New York, NY 10019	560,000	5.0%
Nicole Vecchiarelli	558,750	5.0%
Danielle Finck	961,000	8.6%
NSL Ventures LLC, 535 South Norton, Los Angeles, CA 90020	1,015,746	9.1%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock		% of Class (Preferred Stock)
William O’Dowd, IV(5)	50,000	(6)	100%

———————

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.

(2)	The amount shown includes (1) 62,106 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 54,535 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd and (3) 169,963 shares of common stock held by Mr. O’Dowd individually. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.

(3)	Mr. Stanham shares voting and dispositive power with respect to all of the shares of common stock with his spouse.

(4)	This number does not include (i) 63,939 shares of common stock that are issuable to M. Shanken Communications, Inc. upon conversion of a senior convertible note and (ii) 10,000 shares of common stock of the Issuer that are issuable to Shanken Communications upon the exercise of warrants that are currently exercisable. The note and the warrants are each subject to a 4.99% beneficial ownership blocker and the number of shares of common stock set forth in the table above give effect to such blockers

(5)	The Series C Convertible Preferred Stock are held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd.

(6)	The Series C is entitled to 7,108,410 votes and is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2024. All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	—	—	941,699	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	941,699	(1)

(1)	On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorize future awards of up to 1,000,000 shares of Common Stock. On December 31, 2024, there were 941,699 shares of Common Stock available for future issuance under the 2017 Plan.

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

Transactions with Related Persons

William O’Dowd, IV. Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC (“DE LLC”), an entity owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”), its former subsidiary, which we acquired by us in March 2016. On June 1, 2021, we exchanged a promissory note that had been issued to DE LLC on October 1, 2016, for a nonconvertible promissory note with a principal balance of $1,107,873 that matures on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively and together with the June 1, 2021 nonconvertible promissory note (the “DE LLC Notes”). The DE LLC notes bear interest at a rate of 10% per annum. As of December 31, 2024 and 2023, we owed DE LLC $2,242,873 and $1,107,873, respectively, of principal and $263,767 and $277,423, respectively, of accrued interest on the DE LLC Notes. During the years ended December 31, 2024 and 2023, we recorded interest expense of $186,344 and $110,787, respectively, related to the DE LLC Notes. During the year ended December 31, 2024, we made a $200,000 cash payment for interest on the DE LLC Notes and did not repay any of the principal balance. During the year ended December 31, 2023, we did not repay any principal or interest amount owed to DE LLC. There have not been any proceeds received, repayments of principal or payments of interest related to the DE LLC Notes for the period between January 1, 2025 and April 24, 2025. The largest aggregate principal amount we owed DE LLC during 2024, 2023 and as of April 24, 2025 was $2,242,873. The balance of principal outstanding under the DE LLC Notes as of April 24, 2025 was $2,242,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2024 and 2023, we had a balance of $2,625,000 of accrued compensation related to this agreement. As of December 31, 2024 and 2023, we had a balance of $1,503,805 and $1,440,586, respectively, of accrued interest related to this agreement. We recorded $263,219 and $262,500, respectively, of interest expense for the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, we paid $200,000 and $400,000, respectively, of interest payments to Mr. O’Dowd. No accrued compensation or interest payments were made to Mr. O’Dowd for the period between January 1, 2025 and April 24, 2025. The largest aggregate balance we owed Mr. O’Dowd during 2024, 2023 and as of April 24, 2025 was $2,625,000. The balance of accrued compensation as of April 24, 2025 was $2,625,000.

Donald Scott Mock. Mr. Mock is the brother of our Chief Executive Officer, Mr. O’Dowd. On January 16, 2024, May 28, 2024 and December 30, 2024, we issued three nonconvertible promissory notes to Mr. Mock in the amounts of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112, (collectively, the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates. During the year ended December 31, 2024, we recorded interest of $90,417 related to the Mock Notes. As of December 31, 2024, we owed Mr. Mock $983,112 of the principal balance of the Mock Notes and $90,417 of accrued interest on the Mock Notes. During the year ended December 31, 2024, we did not repay any principal or interest amount owed to Mr. Mock. There have not been any proceeds received, repayments of principal or payments of interest related to the Mock Notes for the period between January 1, 2025 and April 24, 2025. The largest aggregate principal amount we owed to Mr. Mock during 2024, 2023 and as of April 24, 2025 was $983,112. The balance of principal outstanding under the note as of April 24, 2025 was $983,112.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Director Independence

We deem that each of Michael Espensen, Nelson Famadas, Nicholas Stanham, Esq., Claudia Grillo and Hilarie Bass, are independent as that term is defined by NASDAQ 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2024 and 2023.

	Year Ended 12/31/2024	Year Ended 12/31/2023
Audit Fees(1)	$750,750	$771,750
Audit-Related Fees(2)	110,288	131,250
Tax Fees	—	—
All Other Fees	—	—
Total	$861,038	$903,000

———————

(1)

Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2024 and December 31, 2023.

(2)

Audit Related Fees – this category consists of fees billed or expected to be billed for audit related services performed by the independent registered public accounting firm that are not required by statute or regulation for the registrant itself. During the year ended December 31, 2024, these fees were related to the audit of Elle Communications LLC and during the year ended December 31, 2023, these fees were related to the audits of Special Projects Media, LLC.

 Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, Grant Thornton, LLP, during fiscal year 2024, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by Grant Thornton, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton, LLP’s independence.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
1.1	Underwriting Agreement, dated October 31, 2023	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023.
2.1	Agreement and Plan of Merger, dated July 5, 2018, by and among the Company, The Door, Merger Sub and the Members.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 11, 2018.
2.3*	Membership Interest Purchase Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
2.4	Amendment to Share Purchase Agreement	Incorporated herein by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q, filed on May 15, 2024.
2.5*	Membership Interest Purchase Agreement dated as of July 15, 2024, by and between Dolphin Entertainment, Inc. and Danielle Finck.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2024.
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended (incorporating all amendments through January 22, 2025).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2023.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
4.4	Registration Rights Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.3	Purchase agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.4	Registration Rights Agreement dated August 10, 2022 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q, filed on August 15, 2022.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
10.7	Form of Second Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025.
19.1	Insider Trading Policies and Procedures	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2025.
21.1	List of Subsidiaries of the Company.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
23.1	Consent of Grant Thornton LLP	Incorporated herewith by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
97.1	Dolphin Entertainment Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 30, 2025	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

