Form 10-Q
period 2025-03-31
Dolphin Entertainment, Inc.
filed 2025-05-13
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding was 11,168,119 as of May 12, 2025.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current
Cash and cash equivalents	$7,085,260	$8,203,842
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $1,365,338 and $1,327,808, respectively	6,066,237	5,113,157
Other receivables	6,538,095	5,451,697
Other current assets	553,808	373,399
Total current assets	21,168,404	20,067,099

Capitalized production costs, net	615,662	594,763
Employee receivable	1,054,168	1,007,418
Right-of-use asset	4,327,155	4,738,997
Goodwill	21,507,944	21,507,944
Intangible assets, net	9,614,784	10,189,026
Property, equipment and leasehold improvements, net	97,788	114,011
Other long-term assets	189,296	218,021
Total Assets	$58,575,201	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES
Current
Accounts payable	$2,120,089	$2,344,272
Term loan, current portion	1,708,051	1,686,018
Notes payable, current portion	3,750,000	3,750,000
Revolving line of credit	400,000	400,000
Accrued interest – related party	2,002,593	1,857,986
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,531,098	1,919,672
Deferred revenue	818,302	341,153
Contingent consideration	486,000	486,000
Other current liabilities	13,013,339	11,104,036
Total current liabilities	28,454,472	26,514,137

Term loan, noncurrent portion	4,349,537	4,782,271
Notes payable	3,380,000	3,130,000
Convertible notes payable	5,875,000	5,100,000
Convertible note payable at fair value	300,000	320,000
Loan from related party	3,225,985	3,225,985
Lease liability	3,257,809	3,306,033
Deferred tax liability	416,069	394,547
Other noncurrent liabilities	—	18,915
Total Liabilities	49,258,872	46,791,888

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,168,119 and 11,162,026 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	166,779	166,688
Additional paid-in capital	157,692,041	157,692,132
Accumulated deficit	(148,543,491)	(146,214,429)
Total Stockholders’ Equity	9,316,329	11,645,391
Total Liabilities and Stockholders’ Equity	$58,575,201	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$12,169,711	$15,235,892

Expenses:
Direct costs	344,414	2,319,227
Payroll and benefits	10,304,233	9,574,251
Selling, general and administrative	1,772,444	1,976,990
Depreciation and amortization	591,552	553,103
Acquisition cost	416,171	—
Legal and professional	514,424	647,781
Total expenses	13,943,238	15,071,352

(Loss) income from operations	(1,773,527)	164,540

Other (expenses) income:
Change in fair value of convertible note	20,000	25,000
Change in fair value of warrants	—	5,000
Interest income	6,075	5,869
Interest expense	(560,088)	(503,637)
Total other (expenses) income, net	(534,013)	(467,768)
Loss before income taxes	(2,307,540)	(303,228)

Income tax benefit (expense)	(21,522)	(23,539)

Net loss	$(2,329,062)	$(326,767)

Loss per share:
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.04)

Weighted average number of shares outstanding:
Basic	11,162,026	9,238,913
Diluted	11,162,026	9,302,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,329,062)	$(326,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591,552	553,103
Share-based compensation	—	105,761
Share-based consulting fees	—	36,769
Amortization of capitalized production costs	—	1,766,060
Allowance for credit losses	55,754	204,021
Change in fair value of warrants	—	(5,000)
Change in fair value of convertible notes	(20,000)	(25,000)
Deferred income tax expense, net	21,522	23,539
Debt origination costs amortization	7,012	4,206
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(2,095,232)	(1,742,902)
Other current assets	(180,409)	(36,311)
Capitalized production costs	(20,899)	—
Other long-term assets and employee receivable	(18,025)	(48,000)
Deferred revenue	477,150	(463,653)
Accounts payable	(224,185)	(4,677,036)
Accrued interest – related party	144,607	(88,435)
Other current liabilities	1,909,304	3,576,625
Other noncurrent liabilities	(18,915)	—
Lease liability, operating leases	(26,153)	(40,209)
Lease liability, finance leases	22,554	—
Net cash used in operating activities	(1,703,425)	(1,183,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,088)	—
Net cash used in investing activities	(1,088)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	775,000	—
Proceeds from notes payable	250,000	—
Proceeds from related party loan	—	900,000
Proceeds from equity line of credit agreement	—	495,200
Repayment of term loan	(417,712)	(242,322)
Principal payments on finance leases	(21,357)	(17,921)
Net cash provided by financing activities	585,931	1,134,957

Net decrease in cash and cash equivalents and restricted cash	(1,118,582)	(48,272)
Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$8,010,264	$7,512,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$369,678	$562,072
Lease liabilities arising from obtaining right-of-use assets	$26,019	$50,666

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Three Months Ended March 31,
	2025	2024

Cash and cash equivalents	$7,085,260	$6,406,646
Restricted cash	925,004	3,723,868
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,010,264	$10,130,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,612,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,618,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329

For the three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,646	$153,430,403	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	175,000	2,625	492,575	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	34,961	524	100,353	—	100,877
Issuance of shares related to services received	—	—	12,500	188	36,581	—	36,769
Balance March 31, 2024	50,000	$1,000	9,332,227	$139,983	$154,064,796	$(133,937,971)	$20,267,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept., LLC (“The Digital Dept.”), Special Projects LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries.

42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations (“PR”) and marketing leaders for the industries they serve. The Digital Dept., and newly formed Always Alpha, provide influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. The Digital Dept. is a talent management firm primarily focused on social media influencers in beauty, fashion, lifestyle and dermatology. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, Always Alpha, 42West, The Door, Viewpoint Computer Animation, Incorporated (“Viewpoint”), Shore Fire, The Digital Dept. and Special Projects. During the second quarter of 2024, the Company ceased the operations of Viewpoint. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements

Accounting Guidance Adopted during the quarter ended March 31, 2025

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

Accounting Guidance Not Yet Adopted

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

Entertainment Publicity and Marketing

The Entertainment Publicity and Marketing (“EPM”) segment generates revenue from diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. Within the EPM segment, we typically identify one performance obligation, the delivery of professional publicity services, in which we typically act as the principal. The Company renders services to clients for a fixed monthly fee. The services provided by the Company are considered a single performance obligation that is simultaneously consumed by clients as they are being rendered by the Company. Because of the Company’s agreements with its client provide for monthly service at a fixed fee, the Company recognizes revenue as the monthly service are performed. Direct costs are reimbursed by clients are billed as pass-through revenue with no mark-up.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the three months ended March 31, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the three months ended March 31, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture Believe released in 2013.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended March 31,
	2025	2024
Entertainment publicity and marketing	$12,077,678	$11,814,751
Content production	92,033	3,421,141
Total Revenues	$12,169,711	$15,235,892

Contract Balances

The opening and closing balances of our contract liability balances from contracts with customers as of March 31, 2025 and December 31, 2024 were as follows:

Contract Liabilities
Balance as of December 31, 2024	$341,153
Balance as of March 31, 2025	818,302
Change	$477,149

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

Revenues for the three months ended March 31, 2025 and 2024 include the following:

	Three Months Ended March 31,
	2025	2024
Amounts included in the beginning of year contract liability balance	$333,713	$1,008,544

 The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

 NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2025, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three months ended March 31, 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$9,678,352	$7,914,035	$17,592,387	$9,236,609	$8,355,778
Trademarks and trade names	5,128,583	3,427,834	1,700,749	5,128,583	3,295,335	1,833,248
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$13,796,186	$9,614,784	$23,410,970	$13,221,944	$10,189,026

Amortization expense associated with the Company’s intangible assets was $574,242 and $530,848 for the three months ended March 31, 2025, and 2024, respectively.

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows:

2025	$1,716,176
2026	2,091,505
2027	1,406,262
2028	1,064,106
2029	906,886
Thereafter	2,429,849
$9,614,784

 NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	340,276	369,347
Accrued commissions	747,747	1,285,751
Accrued bonuses	1,497,021	1,207,829
Talent liability	6,431,513	5,595,816
Accumulated customer deposits	2,326,611	937,766
Other	1,050,171	1,087,527
Other current liabilities	$13,013,339	$11,104,036

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 During the three months ended March 31, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the condensed consolidated statement of operations for the three months ended March 31, 2025.

NOTE 5 — DEBT

Total debt of the Company was as follows as of March 31, 2025 and December 31, 2024:

Debt Type	March 31, 2025	December 31, 2024
Convertible notes payable	$5,875,000	$5,100,000
Convertible note payable - fair value option	300,000	320,000
Non-convertible promissory notes	4,130,000	3,880,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Loans from related party	3,225,985	3,225,985
Revolving line of credit	400,000	400,000
First BKU Term loan	4,301,149	4,565,048
Second BKU Term loan	1,848,993	2,000,000
Debt issuance costs	(92,554)	(96,759)
Total debt	$22,988,573	$22,394,274
Less current portion of debt	(5,858,051)	(5,836,018)
Noncurrent portion of debt	$17,130,522	$16,558,256

The table below details the maturity dates of the principal amounts for the Company’s debt as of March 31, 2025:

Debt Type	Maturity Date	2025		2026	2027	2028	2029	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—		$1,750,000	$3,550,000	$100,000	$50,000	$925,000
Non-convertible promissory notes	Between June 2025 and March 2029	750,000		500,000	—	2,465,000	415,000	—
Non-convertible promissory notes - Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	October 2, 2025 (mandatory 30-day annual clearing of the line of credit balance)	400,000		—	—	—	—	—
BKU First Term Loan	September 2028	819,967		1,176,307	1,276,631	1,028,244	—	—
BKU Second Term Loan	December 2027	467,967		665,501	715,525	—	—	—
Loans from related party	Between December 2026 and June 2029	—		1,107,873	—	—	2,118,112	—
		$5,437,934		$5,199,681	$5,542,156	$3,593,244	$2,583,112	$925,000

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Notes Payable

During the three months ended March 31, 2025 the Company issued six convertible notes payable and received proceeds of $775,000. As of March 31, 2025, the Company had sixteen convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Note balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
1,500,000	90-day average closing market price of our common stock	$1.00
100,000	90-day average closing market price of our common stock	$1.01
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
100,000	Fixed conversion price	$1.01
50,000	Fixed conversion price	$1.07
$5,875,000

As of March 31, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $5,875,000 and $5,100,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $136,000 and $127,750 during the three months ended March 31, 2025 and 2024, respectively. In addition, the Company made cash interest payments amounting to $129,556 and $127,750, respectively, during the three months ended March 31, 2025 and 2024, related to the convertible notes payable.

Between April 2, 2025 and May 6, 2025, the Company issued six convertible notes payable and received proceeds of $915,000. The convertible notes payable bear interest at a rate of 10% per annum, are convertible at prices ranging between $1.00 and $1.03 per share and have maturity dates between one and four years from their respective issuance dates.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with a principal amount of $500,000 as of March 31, 2025, for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of 300,000 and $320,000 in noncurrent liabilities as of March 31, 2025 and December 31, 2024, respectively, on its condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value. See Note 7 – Fair Value Measurements for further discussion on the valuation of the convertible promissory note payable.

The Company recorded a gain in fair value of $20,000 and $25,000 for the three months ended March 31, 2025 and 2024, respectively, on its condensed consolidated statements of operations related to this convertible promissory note payable at fair value.

The convertible note payable at fair value bears interest at a rate of 8% per annum. The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended March 31, 2025 and 2024. In addition, the Company made cash interest payments amounting to $9,863 for both the three months ended March 31, 2025 and 2024, related to the convertible promissory notes at fair value.

Nonconvertible Promissory Notes

During the three months ended March 31, 2025, the Company issued a nonconvertible promissory note and received proceeds $250,000. As of March 31, 2025, the Company had outstanding six unsecured nonconvertible promissory notes in the aggregate amount of $4,130,000, which bear interest at a rate of 10% per annum and mature between June 2025 and March 2029.

As of both March 31, 2025 and December 31, 2024, the Company had a balance of $750,000, recorded as current liabilities and $4,130,000 and $3,380,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

 The Company recorded interest expense related to these nonconvertible promissory notes of $99,083 and $97,000 for the three months ended March 31, 2025 and 2024, respectively. The Company made interest payments of $97,000 during the three months ended March 31, 2025 and 2024, related to the nonconvertible promissory notes.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended March 31, 2025 and 2024. No interest payments were made during the three months ended March 31, 2025 and 2024, related to the Socialyte Promissory Note.

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

On December 6, 2024, the Company entered into a second Bank United Loan Agreement (“Second BKU Loan Agreement”) for $2.0 million to finance the acquisition of Elle. The Second BKU Loan Agreement carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Loan Agreement has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not used the BKU Commercial Card. During each the three months ended March 31, 2025 and 2024, the Company made payments in the amount of $354,621, inclusive of $90,722 and $112,299, respectively, of interest related to the First BKU Term Loan, respectively. During the three months ended March 31, 2025, the Company made payments in amount of $185,995, inclusive of $32,182 of interest related to the Second BKU Term Loan. During the three months ended March 31, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense and made payments of $7,550 and $8,594, respectively, related to the BKU Line of Credit.

As of March 31, 2025, the Company had a balance of $1,708,051 classified as current liabilities and $4,349,537 classified as noncurrent liabilities, net of $92,554 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of March 31, 2025 and December 31, 2024, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended March 31, 2025 and 2024, respectively.

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

NOTE 6 — LOANS FROM RELATED PARTY

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

As of March 31, 2025 and December 31, 2024, the Company had an aggregate principal balance of $2,242,873, and accrued interest amounted to $319,071 and $263,767, respectively, related to the DE LLC Notes. For three months ended March 31, 2025, the Company did not repay any principal balance on the DE LLC Notes. During the three months ended March 31, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000, $75,000, and $8,112 respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates. As of March 31, 2025 and December 31, 2024, the Company had a principal balance of $983,112, and accrued interest of $114,995 and $90,417, respectively. The Company did not make cash payments during the three months ended March 31, 2025 and 2024 related to the Mock Notes.

The Company recorded interest expense of $79,882 and $46,121 for the three months ended March 31, 2025 and 2024, respectively, related to the DE LLC Notes and Mock Notes.

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Dolphin Entertainment LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer and director, William O’Dowd, pursuant to which, the Company and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity date on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the New Notes and any accrued interest thereon at any time before the maturity date of the Note into common stock of the Company. The conversion price of each of the New Notes is $1.00 per share.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	March 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,085,260	$7,085,260	$8,203,842	$8,203,842
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$5,875,000	$5,770,000	$5,100,000	$5,065,000
Convertible note payable at fair value	3	300,000	300,000	320,000	320,000
Contingent consideration(1)	3	486,000	486,000	486,000	486,000

(1)	On December 31, 2024, the Company calculated the final contingent consideration to be $486,000 and it was paid on April 14, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible notes payable

As of March 31, 2025, the Company has sixteen outstanding convertible notes payable with aggregate principal amount of $5,875,000. See Note 8 for further information on the terms of these convertible notes.

		March 31, 2025		December 31, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in October 2026	3	$800,000	$785,000	$800,000	$793,000
10% convertible notes due in November 2026	3	300,000	294,000	300,000	298,000
10% convertible notes due in December 2026	3	650,000	635,000	650,000	643,000
10% convertible notes due in January 2027	3	900,000	928,000	800,000	839,000
10% convertible note due in March 2027	3	100,000	100,000	—	—
10% convertible notes due in June 2027	3	150,000	146,000	150,000	148,000
10% convertible notes due in August 2027	3	2,000,000	1,924,000	2,000,000	1,955,000
10% convertible notes due in September 2027	3	400,000	384,000	400,000	389,000
10% convertible notes due in January 2028	3	100,000	100,000	—	—
10% convertible note due in March 2029	3	50,000	50,000	—	—
10% convertible notes due in February 2030	3	425,000	425,000	—	—
		$5,875,000	$5,771,000	$5,100,000	$5,065,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	March 31, 2025	December 31, 2024
Stock Price	$1.01	$1.07
Minimum Conversion Price	$1.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	60%	65%
Risk Free Discount Rate	3.89% - 3.96%	4.23% -4.26%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of March 31, 2025, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2024 to March 31, 2025:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2024	$320,000
Gain on the change in fair value reported in the condensed consolidated statements of operations	(20,000)
Ending fair value balance reported on the condensed consolidated balance sheet at March 31, 2025	$300,000

The estimated fair value of the March 4th Note as of March 31, 2025 and December 31, 2024, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	March 31, 2025	December 31, 2024
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.01	$1.07
Expected term (years)	4.93	5.18
Volatility	90%	90%
Risk free rate	3.96%	5.18%

Warrant

In connection with the March 4th Note, the Company issued the Series I Warrant, which is exercisable for 10,000 shares. The Series I Warrant is measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair values of the Series I Warrant was nominal as of March 31, 2025 and December 31, 2024. The Series I Warrant expire on September 4, 2025.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2025, the Company did not sell shares of common stock under the LP 2022 Purchase Agreement. During the three months ended March 31, 2024, the Company sold 175,000 shares of its common stock at prices ranging between $2.54 and $3.06 and received proceeds of $495,000.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9— LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(2,329,062)	$(326,767)
Change in fair value of convertible notes payable	—	(25,000)
Interest expense	—	9,863
Numerator for diluted loss per share	$(2,329,062)	$(341,904)

Denominator
Denominator for basic EPS - weighted-average shares	11,162,026	9,238,913
Effect of dilutive securities:
Convertible notes payable	—	63,938
Denominator for diluted EPS - adjusted weighted-average shares	11,162,026	9,302,851

Basic loss per share	$(0.21)	$(0.04)
Diluted loss per share	$(0.21)	$(0.04)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended March 31, 2025 and 2024, the Company had a net loss and as such the two-class method is not presented.

For the three months ended March 31, 2025, potentially dilutive instruments including 5,234,064 shares of common stock issuable upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three months ended March 31, 2024, potentially dilutive instruments including 1,790,607 shares of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

 NOTE 10 — RELATED PARTY TRANSACTIONS

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

As of March 31, 2025 and December 31, 2024, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,568,531 and $1,503,805, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $64,726 and $66,164 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO.

The Company entered into several DE LLC Notes with an entity wholly owned by its CEO and into two Mock Notes with its CEO’s brother. See Note 8 for further discussion.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept, Special Projects, Always Alpha and Elle. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

The Company’s chief operating decision maker (“CODM”) is its CEO. The profitability measure employed by our CODM for allocating resources to operating segments and assessing operating segment performance is adjusted operating income (loss) which is the Loss from operations on the Company’s consolidated statements of operations adjusted for depreciation and amortization, impairment of goodwill, acquisition costs, change in fair value of contingent consideration, stock compensation, bad debt and write-off of notes receivable. All segments follow the same accounting policies as those described in Note 2 in the Form 10-K.

The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to adjusted (loss) income from operations.

Three months ended March 31, 2025
	EPM	CPD	Total
Segment revenue	$12,077,678	$92,033	$12,169,711
Significant expenses:
Segment direct costs	344,414	—	344,414
Segment payroll and benefits	9,898,421	405,812	10,304,233
Segment selling, general and administrative (1)	1,401,786	314,904	1,716,690
Segment legal and professional	438,362	76,062	514,424
Adjusted loss from operations	$(5,305)	$(704,745)	$(710,050)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	55,754
Acquisition cost	—	—	416,171
Depreciation and amortization	—	—	591,552
Loss from operations	—	—	$(1,773,527)

(1)	Excludes bad debt

Three months ended March 31, 2024
	EPM	CPD	Total
Segment revenue	$11,814,751	$3,421,141	$15,235,892
Significant expenses:
Segment direct costs	553,167	1,766,060	2,319,227
Segment payroll and benefits	8,994,861	579,390	9,574,251
Segment selling, general and administrative (1)	1,500,698	272,269	1,772,967
Segment legal and professional	405,264	242,517	647,781
Adjusted income from operations	$360,761	$560,905	$921,666

Reconciliation to consolidated income from operations

Bad debt expense	—	—	204,021
Depreciation and amortization	—	—	553,103
Income from operations	—	—	$164,542

(1)	Excludes bad debt expense

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of March 31, 2025 the Company had assigned $9,614,784 of intangible assets, net of accumulated amortization of $13,796,186, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three months ended March 31, 2025 and 2024, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — LEASES

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

Operating Leases	As of March 31, 2025	As of December 31, 2024
Assets
Right-of-use asset	$4,189,988	$4,606,431

Liabilities
Current
Lease liability	$1,439,090	$1,839,323

Noncurrent
Lease liability	$3,203,660	$3,247,291

Total operating lease liability	$4,642,750	$5,086,614

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance Lease	As of March 31, 2025	As of December 31, 2024
Assets
Right-of-use asset	$137,167	$132,566

Liabilities
Current
Lease liability	$92,008	$80,349

Noncurrent
Lease liability	$54,149	$58,742

Total finance lease liability	$146,157	$139,091

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three months ended March 31, 2025 and 2024 for operating and financing leases, respectively.

		Three Months Ended March 31,
Lease costs	Classification	2025	2024
Operating lease costs	Selling, general and administrative expenses	$549,399	$674,669
Sublease income	Selling, general and administrative expenses	(12,665)	(105,351)
Net operating lease costs		$536,734	$569,318

		Three Months Ended March 31,
Lease costs	Classification	2025	2024
Amortization of right-of-use assets	Selling, general and administrative expenses	$21,419	$15,895
Interest on lease liability	Selling, general and administrative expenses	2,803	3,126
Total finance lease costs		$24,222	$19,021

Lease Payments

For the three months ended March 31, 2025 and 2024, the Company made payments in cash related to its operating leases in the amounts of $552,571 and $665,807, respectively.

Future minimum lease payments for leases for the remainder of 2025 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2025	$1,674,446	$75,448
2026	2,054,617	64,133
2027	918,827	15,677
2028	155,710	396
2029	159,255	—
Thereafter	355,077	—
Total lease payments	$5,317,932	$155,654
Less: Imputed interest	(675,182)	(9,497)
Present value of lease liabilities	$4,642,750	$146,157

As of March 31, 2025, the Company’s weighted average remaining lease term on its operating and finance leases is 4.15 years and 1.78 years, respectively, and the Company’s weighted average discount rate is 8.83% and 8.16% related to its operating and finance leases, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 — COLLABORATIVE ARRANGEMENT

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

During the three months ended March 31, 2024, the Company recorded net revenues of $3,421,141 from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from the Amazon Agreement upon delivery of the film by IMAX to Amazon Content Services LLC, the Company’s single performance obligation under the Amazon Agreement.

NOTE 14— COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, together with the audited consolidated financial statements, the accompanying notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

Overview

We are a leading independent entertainment marketing and production company. We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Be Social Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations (“PR”) and marketing leaders for the industries they serve. As a group, they were recognized as the #1 PR firm in the country in the prestigious Observer rankings earlier this year. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget and . we paid $2,250,000 related to productions costs of The Blue Angels in connection with this agreement. IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels and during the quarter ended March 31, 2024, we recorded $3,421,141 of revenue related to the Amazon Agreement. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

In February 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” The film is expected to be completed and ready for delivery in the second half of 2025.

Revenues

For the three months ended March 31, 2025 and 2024, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the three months ended March 31, 2024, we generated income in our content production segment related to the The Blue Angels documentary motion picture.

The table below sets forth the percentage of total revenue derived from our segments for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Revenues:
Entertainment publicity and marketing	99.2%	78.0%
Content production	0.8%	22.0%
Total revenue	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. In the same period of the prior year, direct cost includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue.
(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.
(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.
(4)	Acquisition costs – includes agreed upon payment to the Special Projects Sellers.
(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.
(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three months ended March 31, 2025 and 2024, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes; (2) interest income; and (3) interest expense. For the three months ended March 31, 2024, other income and expenses also included the change in fair value of the outstanding warrants.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 as compared to three months ended March 31, 2024

Revenues

For the three months ended March 31, 2025 and 2024 revenues were as follows:

	For the three months ended March 31,
	2025	2024
Revenues:
Entertainment publicity and marketing	$12,077,678	$11,814,751
Content production	92,033	3,421,141
Total revenue	$12,169,711	$15,235,892

Revenues from entertainment publicity and marketing increased by approximately $0.3 million for the three months ended March 31, 2025, respectively, as compared to the same period in the prior year. The increase for the three months ended March 31, 2025, is primarily driven by the inclusion of $861 thousand in revenues of Elle that were not present in 2024 offset by a decrease in the revenues of Viewpoint that ceased operations on June 30, 2024.

Revenues from content production decreased by approximately $3.3 million during the three months ended March 31, 2025, compared to the same period in the prior year. The decrease was related to revenue from the Amazon Agreement for The Blue Angels documentary film that was released in 2024.

Expenses

For the three months ended March 31, 2025 and 2024, our expenses were as follows:

	For the three months ended March 31,
	2025	2024
Expenses:
Direct costs	$344,414	$2,319,227
Payroll and benefits	10,304,233	9,574,251
Selling, general and administrative	1,772,444	1,976,990
Acquisition cost	416,171	—
Depreciation and amortization	591,552	553,103
Legal and professional	514,424	647,781
Total expenses	$13,943,238	$15,071,352

 Direct costs decreased by approximately $2.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in direct costs for the three months ended March 31, 2025 is directly attributable to $1.8 million of capitalized production costs being amortized for the production of The Blue Angels that was recorded in during the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company did not amortize capitalized production costs related to The Blue Angels film.

Payroll and benefits expenses increased by approximately $0.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the inclusion of the Elle payroll expenses in the three months ended March 31, 2025.

Selling, general and administrative expenses decreased by approximately $0.2 million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease is mainly due to a decrease in office rent expense from the expiration of two of our leases in December 2024.

Acquisition costs for the three months ended March 31, 2025 were $0.4 million, related to an agreed upon payment to the Special Projects Sellers related to the working capital adjustment. There was no acquisition costs recorded for the three months ended March 31, 2024.

Depreciation and amortization increased by $38 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in depreciation and amortization expense are related primarily to the amortization of Elle’s intangibles assets, such as the trade name and customers list, during the three months ended March 31, 2025, which were not present in the same period of the prior year.

Legal and professional fees decreased by $133 thousand for the three months ended March 31, 2025, as compared to same period of the prior year. The decrease is primarily due to cost savings of bringing the financial reporting in-house during the three months ended March 31, 2025.

Other Income and Expenses

	For the three months ended March 31,
	2025	2024
Other Income and expenses:
Change in fair value of convertible notes	$20,000	$25,000
Change in fair value of warrants	—	5,000
Interest income	6,075	5,869
Interest expense	(560,088)	(503,637)
Total other (expenses) income, net	$(534,013)	$(467,768)

Change in fair value of convertible notes – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2025, we recorded a gain in the change in fair value of the convertible note issued in 2020 in the amount of $20.0 thousand. For the three months ended March 31, 2024, we recorded a gain in fair value of the convertible note issued in 2020 in the amount of $25.0 thousand. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain or loss in the change in fair value was recorded within net loss.

Change in fair value of warrant – The warrant issued with the convertible note payable at fair value issued in 2020 was initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the three months ended March 31, 2024. For the three months ended March 31, 2025, there was no change in fair value.

Interest income – Interest income remained consistent for the three months ended March 31, 2025 as compared to same period of the prior year.

Interest expense – Interest expense increased by $56.5 thousand for the three months ended March 31, 2025, respectively, as compared to the same period in the prior year. The increases were primarily due to the new convertible and nonconvertible notes entered into during the first quarter of 2025 and the second term loan outstanding during 2025 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of approximately $21.5 thousand for the three months ended March 31, 2025, respectively, and approximately $31.1 thousand for the three months ended March 31, 2024, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $2.3 million or ($0.21) per share based on 11,162,026 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the three months ended March 31, 2024. Net loss was approximately $0.3 million or ($0.04) per share based on 9,238,913 weighted average shares outstanding for basic loss per share and $0.04 per share based on 9,302,851 weighted average shares outstanding for fully diluted loss per share for the three months ended March 31, 2024. The change in net loss for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2025	2024
Statement of Cash Flows Data:
Net cash used in operating activities	$(1,703,425)	$(1,183,229)
Net cash used in investing activities	(1,088)	—
Net cash provided by financing activities	585,931	1,134,957
Net decrease in cash and cash equivalents and restricted cash	(1,118,582)	(48,272)

Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$8,010,264	$7,512,419

Operating Activities

Cash used in operating activities was $1.7 million for the three months ended March 31, 2025, a change of $0.5 million from cash used in operating activities of $1.2 million for three months ended March 31, 2024. The increase in cash used in operating activities was primarily a result of a $2.0 million increase in net loss for the period, a decrease of $2.0 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, amortization of capitalized production costs, and other non-cash losses, which was offset by the net change in working capital.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2025 was inconsequential. There were no cash flows used in investing activities for the three months ended March 31, 2024.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2025 were $586 thousand, which mainly related to:

Inflows:

•	$775 thousand of proceeds from convertible notes payable and;
•	$250 thousand of proceeds from nonconvertible notes payable.

Outflows:

•	$418 thousand of repayment of existing term loan and;
•	$21 thousand of repayment of finance leases.

Cash flows provided by financing activities for the three months ended March 31, 2024 were $1.1 million, which mainly related to:

Inflows:

•	$900 thousand of proceeds from related party notes payable.
•	$495.2 thousand of proceeds from the Lincoln Park equity line of credit described below; and

Outflows:

•	$242.3 thousand of repayment of existing term loan and;
•	$17.9 thousand on principal payments on finance leases.

 Debt and Financing Arrangements

Total debt amounted to $23.0 million as of March 31, 2025, compared to $22.4 million as of December 31, 2024, an increase of $597.1 thousand, primarily related to an increase in convertible and nonconvertible promissory notes, offset by the repayment of the term loan.

Our debt obligations in the next twelve months from March 31, 2025 are approximately $5.5 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2022 Lincoln Park Transaction

On August 10, 2022, we entered into a purchase agreement (the “LP 2022 Purchase Agreement”) and a registration rights agreement (the “LP 2022 Registration Rights Agreement”) with Lincoln Park, pursuant to which we could sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $25,000,000 in value of shares of our common stock from time to time over a 36-month period.

During the three months ended March 31, 2025, we did not sell shares of common stock under the LP 2022 Purchase Agreement. During the three months ended March 31, 2024, we sold 175,000 shares of its common stock, at prices ranging between $2.54 and $3.06 and received proceeds of $495,200.

 Convertible Notes Payable

During the three months ended March 31, 2025, we issued six convertible notes payable and received proceeds of $775,000. As of March 31, 2025, we had sixteen convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Note balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
1,500,000	90-day average closing market price of our common stock	$1.00
100,000	90-day average closing market price of our common stock	$1.01
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
100,000	Fixed conversion price	$1.01
50,000	Fixed conversion price	$1.07
$5,875,000

We recorded interest expense related to these convertible notes payable of $136,000 and $127,750 during the three months ended March 31, 2025 and 2024, respectively. In addition, we made cash interest payments amounting to $129,556 and 127,750 during the three months ended March 31, 2025 and 2024, respectively, related to the convertible notes payable.

As of March 31, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $5,875,000 and $5,100,000 was recorded in noncurrent liabilities under the caption “Convertible notes payable” on the our condensed consolidated balance sheets.

Between April 2, 2025 and May 6, 2025, we issued six convertible notes payable and received proceeds of $915,000. The convertible notes payable bear interest at a rate of 10% per annum, are convertible at prices ranging between $1.00 and $1.03 per share and have maturity dates between one and four years from their respective issuance dates.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2025 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $300,000 and $320,000 in noncurrent liabilities as of March 31, 2025, and December 31, 2024, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a gain in fair value of $20,000 and $25,000 for the three months ended March 31, 2025 and 2024, respectively, on our condensed consolidated statements of operations related to this convertible promissory note at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended March 31, 2025 and 2024. In addition, we made cash interest payments amounting to $9,863 for both the three months ended March 31, 2025 and 2024, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

During the three months ended March 31, 2025, we issued a nonconvertible promissory note and received proceeds of $250,000. As of March 31, 2025, we had seven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $4,130,000, which bear interest at a rate of 10% per annum and mature between June 2025 and March 2029.

As of both March 31, 2025 and December 31, 2024, we had a balance of $750,000 recorded as current liabilities and $3,380,000 and $3,130,000, respectively, in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $99,083 and $97,000 for the three months ended March 31, 2025 and 2024, respectively. We made interest payments of $97,000 for the both three months ended March 31, 2025 and 2024, related to the nonconvertible promissory notes.

Nonconvertible Unsecured Promissory Note - Socialyte Promissory Note

In connection with the purchase agreement for the acquisition of Socialyte (“Socialyte Purchase Agreement”), we entered into a promissory note with the sellers of Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. We filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended March 31, 2025 and 2024, respectively. No interest payments were made during the three months ended March 31, 2025 and 2024, related to the Socialyte Promissory Note.

Nonconvertible Promissory Note from Related Parties

We issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer, William O’Dowd (the “CEO”), a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

As of March 31, 2025 and December 31, 2024, we had an aggregate principal balance of $2,242,873, and accrued interest amounted to $434,066 and $263,767, respectively, related to the DE LLC Notes. For both the three months ended March 31, 2025 and 2024, we did not repay any principal balance on the DE LLC Notes. During the three months ended March 31, 2024, we made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively. As of both March 31, 2025 and December 31, 2024, we had a principal balance of $983,112, and accrued interest of $114,995 and $90,417, respectively. We did not make cash payments during the three months ended March 31, 2025 and 2024 related to these loans from related party.

We recorded interest expense of $79,882 and $46,121 for the three months ended March 31, 2025 and 2024, respectively, related to the DE LLC Notes and Mock Notes.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the three months ended March 31, 2025 and 2024, we did not used the BKU Commercial Card. During the three months ended March 31, 2025 and 2024, we made payments in the amount of $354,621, inclusive of $90,722 and $112,299 of interest related to the First BKU Term Loan, respectively. During the three months ended March 31, 2025, we made payments in amount of $185,995, inclusive of $32,182 of interest related to the Second BKU Term Loan. During the three months ended March 31, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense and made payments of $7,550 and $8,594, respectively, related to the BKU Line of Credit.

As of March 31, 2025, we had a balance of $1,708,051 classified as current liabilities and $4,349,537 classified as noncurrent liabilities, net of $92,554 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2024, we had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of March 31, 2025 and December 31, 2024, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended March 31, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended March 31, 2025.

Item 1.01 Entry into a Material Definitive Agreement.

Bass Consulting Agreement

On May 13, 2025, the Company entered into a one year consulting agreement (the “Consulting Agreement”) with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services, the Company will pay Ms. Bass $100,000, payable in four quarterly installments of $25,000, with the initial payment being made on May 15, 2025. The Company may elect to pay each quarterly installment in either cash or in shares of restricted stock.

The foregoing description of the Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

DE LLC Note Exchange Agreement

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Dolphin Entertainment LLC (“DE LLC”), an entity wholly owned by the Company’s Chief Executive Officer and director, William O’Dowd, pursuant to which, the Company and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity date on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the New Notes and any accrued interest thereon at any time before the maturity date of the Note into common stock of the Company. The conversion price of each of the New Notes is $1.00 per share.

The foregoing description of the terms of the Exchange Agreement, the New Notes, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement and the form of New Note, which are included as Exhibits 10.2 and 4.1 to this Quarterly Report on Form 10-Q, respectively, and are incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

The information set forth in Item 1.01 above under the caption DE LLC Note Exchange Agreement is incorporated by reference into this Item 3.02. The issuance of the New Notes, and any shares of common stock to be issued upon conversion thereof, by the Company in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc.
3.2	Bylaws of Dolphin Digital Media, Inc. dated as of December 3, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014)
4.1*	Form of Dolphin Entertainment LLC Convertible Note
10.1*	Bass Consulting Agreement dated May 13, 2025
10.2*	Dolphin Entertainment LLC Note Exchange Agreement
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 13, 2025.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

